Form 10-Q
period 2004-03-31
North Atlantic Holding Company, Inc.
filed 2004-05-18
CIK 1290677

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-115587

NORTH ATLANTIC HOLDING COMPANY, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	20-0709285
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

257 Park Avenue South, New York, New York	10010-7304
(Address of Principal Executive Offices)	(Zip Code)

(212) 253-8185

(Registrant’s Telephone Number, Including Area Code)

Unchanged

(Former name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 588,758 shares of common stock, $.01 par value, as of May 14, 2003.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

North Atlantic Holding Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands except share data)

(unaudited)

	March 31, 2004	December 31, 2003
Current assets:
Cash	$4,441	$304
Restriced cash (to pay off Senior notes including accrued interest)	160,162	—
Accounts receivable, net	5,454	10,384
Inventories	46,839	42,257
Income taxes receivable	—	910
Other current assets	3,452	3,594

Total current assets	220,348	57,449
Property, plant and equipment, net	8,280	8,310
Deferred income taxes	27,421	22,549
Deferred financing costs	14,578	5,163
Goodwill	128,697	128,659
Other intangible assets	10,644	10,851
Other assets	10,727	10,663

Total assets	$420,695	$243,644

Current liabilities:
Accounts payable	$2,964	$5,275
Accrued expenses	18,214	6,796
Deferred income taxes	5,549	4,654
Revolving credit facility	20,400	6,300
Senior notes	155,000	—

Total current liabilities	202,127	23,025
Senior notes and Long-term debt	200,000	185,686
Senior discount notes	60,973	—
Deferred income taxes	1,055	1,141
Postretirement benefits	9,750	9,333
Pension benefits and other long-term liabilities	5,399	5,946

Total liabilities	479,304	225,131

Preferred Stock, (mandatory redemption value of $0 and $65,080, respectively)	—	65,080

Stockholders’ Deficit:
Common stock, voting, $.01 par value authorized shares, 750,000; issued and outstanding shares, 588,758 and 528,241	6	5
Additional paid-in capital	4,558	9,663
Loans to stockholders for stock purchase	(163)	(168)
Accumulated other comprehensive income (loss)	(1,229)	(1,229)
Accumulated deficit	(61,781)	(54,838)

Total stockholders’ deficit	(58,609))	(46,567

Total liabilities and stockholders’ deficit	$420,695	$243,644

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands except per share amounts)

(unaudited)

	Three months Ended March 31, 2004	Three months Ended March 31, 2003
Net sales	$22,105	$14,249
Cost of sales	12,252	7,700

Gross profit	9,853	6,549
Selling, general and administrative expenses	11,439	7,101

Operating income (loss)	(1,586)	(552)
Interest expense and financing costs, net	8,539	4,642
Other expense	88	337

Income (loss) before income tax expense (benefit)	(10,213)	(5,531)
Income tax expense (benefit)	(3,881)	(2,101)

Net income (loss)	(6,332)	(3,430)
Preferred stock dividends	(1,613)	(1,734)

Net loss applicable to common shares	$(7,945)	$(5,164

Basic and Diluted earnings per common share:
Net income (loss)	$(11.72)	$(6.49)
Preferred stock dividends	(2.98)	(3.29)

Net loss applicable to common shares	$(14.70)	$(9.78)

Common stock dividends	$(4,884)	$—

Basic and Diluted earnings per common share:
Common stock dividends	$(9.04)	$—

Weighted average common shares outstanding:
Basic	540.4	528.2
Diluted	540.4	528.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months Ended March 31, 2004	Three months Ended March 31, 2003
Cash flows from operating activities:
Net income (loss)	$(6,332)	$(3,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	212	125
Amortization of other intangible assets	110	—
Amortization of deferred financing costs	687	346
Amortization of interest on senior discount notes	963	—
Deferred income taxes	(4,063)	(2,101)
Changes in operating assets and liabilities:
Accounts receivable, net	4,930	3,587
Inventories	(4,582)	(3,828)
Other current assets	1,052	(2,421)
Other assets	(64)	(48)
Accounts payable	(2,311)	617
Accrued liabilities and other	6,605	5,564

Net cash provided by (used in) operating activities	(2,793)	(1,589)

Cash flows from investing activities:
Capital expenditures	(182)	(107)
Restricted cash	(160,162)	—
Goodwill	(38)	—

Net cash provided by (used in) investing activities	(160,382)	(107)

Cash flows from financing activities:
Proceeds from revolving credit facility	14,100	2,000
Proceeds from issuance of new senior notes	200,000	—
Proceeds from issuance of senior discount notes	60,010	—
Payment of financing costs	(9,420)	—
Payments on notes payable	(30,686)	—
Redemption of preferred stock	(65,080)	—
Preferred stock cash dividends	(1,613)	—
Proceeds from issuance of common stock	1	—
Other	—	(3)

Net cash provided by (used in) financing activities	167,312	1,997

Net increase (decrease) in cash	4,137	301
Cash, beginning of period	304	805

Cash, end of period	$4,441	$1,106

On March 8, 2004, the Company declared dividends totaling approximately $4.9 million to holders of record as of March 26, 2004, to be paid on April 2, 2004.

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in North Atlantic Trading Company, Inc.’s ( “NATC”) Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, accordingly, do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been recorded and were of a normal and recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

On February 9, 2004, NATC, a Delaware Corporation, consummated a holding company reorganization whereby North Atlantic Holding Company, Inc. (the “Company”), a Delaware Corporation, became the parent company of NATC. The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated February 9, 2004, among NATC, the Company and NATC Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”).

Pursuant to the Merger Agreement, (i) Merger Sub was merged with and into NATC (the “Merger”), with NATC as the surviving corporation; (ii) NATC became a wholly owned subsidiary of the Company; (iii) each of the five hundred thirty-nine thousand two hundred thirty-five (539,235) issued and outstanding shares of voting common stock of NATC, par value $0.01 per share, was converted into the right to receive one share of common stock of the Company, par value $0.01 per share (“Company Common Stock”); (iv) each issued and outstanding share of common stock of Merger Sub was converted into one issued and outstanding share of common stock of the Company, par value $0.01 per share; and (v) all of the issued and outstanding shares of NATC Common Stock held by the Company were cancelled.

Immediately after the Merger, (i) five hundred thirty-nine thousand two hundred thirty-five (539,235) shares of Company Common Stock were issued and outstanding; and (ii) ten (10) shares of NATC Common Stock were issued and outstanding.

Subsequently, the Company issued forty-nine thousand five hundred twenty-three (49,523) shares of Company Common Stock upon the exercise of certain warrants pursuant to a Warrant Agreement (the “Warrant Agreement”), dated June 25, 1997, between the Company (as assignee to the NATC’s rights and obligations under the Warrant Agreement) and The Bank of New York, as warrant agent (as successor to the United States Trust Company of New York). As of April 20, 2004, (i) five hundred eighty-eight thousand seven hundred fifty-eight (588,758) shares of Company Common Stock were issued and outstanding; and (ii) ten (10) shares of NATC Common Stock were issued and outstanding.

2. Recapitalization and Reorganization:

On February 9, 2004, NATC consummated the general corporate reorganization and on February 17. 2004, the refinancing of its existing debt and preferred stock. The general corporate reorganization consisted of the creation of the Company. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of senior notes by NATC, (2) the entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to NATC and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Company. Both the senior notes and the senior discount notes were offered pursuant to Rule l44A and Regulation S under the Securities Act of 1933, as amended.

Concurrently with the closing of the refinancing, NATC also called for redemption all of its outstanding 11% senior notes due 2004, in accordance with the terms of the indenture governing such notes, at the applicable redemption price of 100.0% of the principal amount thereof, plus interest accrued to the redemption date of April 2, 2004. At December 31, 2003, NATC has outstanding $155.0 million aggregate principal amount of its 11% senior notes due 2004.

The proceeds from this offering, along with borrowings under the new senior revolving credit facility (see Notes 5 and 6) and the proceeds from the concurrent offering of senior discount notes by the Company for gross proceeds of $60.0 million (the “Company Notes”) were used to (1) repay $36.6 million outstanding borrowings under the existing senior credit facility, including borrowings used to finance the cash purchase price for the Stoker acquisition, (2) redeem NATC’s $155.0 million of the existing 11% senior notes due 2004, (3) redeem NATC’s $64.7 million of 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $5.0 million pro rata distribution to stockholders of the Company and make a distribution to certain holders of warrants of the Company, (5) make $2.1 million in incentive payment to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with these offerings.

3. Summary of Significant Accounting Policies:

Basis of Presentation: The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. For the three months ended March 31, 2004, the condensed consolidated statement of operations includes the accounts of the Company from inception (February 9, 2004) through March 31, 2004 and the accounts of NATC and its subsidiaries from January 1 through March 31, 2004. For the three months ended March 31, 2003, the condensed consolidated statement of operations consists of the accounts of NATC and its subsidiaries. All significant intercompany accounts have been eliminated.

Revenue Recognition: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $0.8 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively.

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an other non-current asset. Each year’s obligation is required to be deposited in the escrow account by April 15 of the following year. As of March 31, 2004 and December 31, 2003, the Company has recorded as an Other Non-Current Asset approximately $8.3 million, of which approximately $3.4 million is related to the projected deposit for 2003 sales.

4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (“LIFO”) method for approximately 92% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The impact of LIFO resulted in decreased net income of the Company by approximately $0.2 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.

The components of inventories are as follows (in thousands):

	3/31/04	12/31/03
Raw materials and work in process	$5,922	$5,996
Leaf tobacco	8,677	8,274
Finished goods—loose leaf tobacco	6,008	6,018
Finished goods—MYO products	10,645	6,323
Other	1,516	1,350

	32,768	27,961
LIFO reserve	14,071	14,296

	$46,839	$42,257

5. Senior Notes and Long-Term Debt

The Senior Notes and Long-Term Debt are as follows (in thousands):

	3/31/04	12/31/03
Senior discount notes	$60,973	$—
Senior notes	155,000	155,000
New senior notes	200,000	—
Notes payable	—	30,686

	415,973	185,686
Less current portion	155,000	—

	$260,973	$185,686

On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of the Senior Notes (the “New Senior Notes”) by NATC, (2) the entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to NATC (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Company, (4) the establishment of an escrow fund to pay off the existing Senior Notes, including accrued interest, on April 2, 2004 (deferred financing costs of approximately $1.2 million relating to the existing Senior Notes will be amortized in April 2004) and (5) the payoff of $30.7 million in notes payable relating principally to the Stoker acquisition (deferred financing costs of approximately $0.5 million relating to this transaction were amortized during the three months ended March 31, 2004).

The New Senior Notes are senior unsecured obligations of NATC and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the New Senior Notes.

On and after March 1, 2008, the New Senior Notes will be redeemable, at NATC’s option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Year	Redemption Price
2008	104.625%
2009	102.313%
2010 and thereafter	100.000%

In addition, prior to March 1, 2008, NATC may redeem the New Senior Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the New Senior

Notes redeemed plus a “make-whole” premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

Further, at any time prior to March 1, 2007, NATC may, at its option, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the Net Cash Proceeds of one or more Equity Offerings by the Company or NATC so long as there is a Public Market at the Time of such redemption, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes issued under the Indenture remains outstanding. In order to effect the foregoing redemption with the proceeds of any Equity Offering, NATC shall make such redemption not more than 60 days after the consummation of any such Equity Offering.

Concurrently with the offering of the New Senior Notes, the Company issued $97.0 million ($60.0 million in gross proceeds which will accrete to $97.0 million through March 1, 2008) aggregate principal amount at maturity of its 12.25% Senior Unsecured Discount Notes due 2014. The proceeds of this issuance were used to make a capital contribution to NATC. This contribution consisted of $60.0 million in gross proceeds, less underwriting commissions of $1.8 million and less the assumption of certain obligations of NATC amounting to approximately $4.5 million. The Company Notes are the Company’s senior obligations and are unsecured, ranking equally in right of payment to all of the Company’s future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Company Notes, and will be effectively subordinated to any secured obligations of the Company to the extent of the assets securing those obligations. The Company Notes are not guaranteed by NATC or any of its subsidiaries and are structurally subordinated to all of NATC and its subsidiaries’ obligations, including the New Senior Notes.

The Company is dependent on NATC’s cash flows to service its debt. The amount of cash interest to be paid during the next five years is as follows: 2004, 2005, 2006, and 2007 is $0; for 2008 is $5,941 payable September 1, 2008 and for 2009 is $5,941 payable on each date of March 1 and September 1, 2009. The payment of these amounts by NATC does not restrict NATC from paying dividends or interest.

6. Revolving Credit Facility

In connection with the refinancing, NATC also amended and restated the existing credit facility, resulting in a new $50.0 million (reducing to $40.0 million in August 2005) senior revolving credit facility with Bank One, N.A. as agent (the “Agent Bank”) and LaSalle Bank, National Association. The credit agreement (the “New Credit Agreement”) governing the new senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. NATC will use the new senior revolving credit facility for working capital and general corporate purposes. As of March 31, 2004, NATC borrowed $20.4 million under the revolving credit facility. As of December 31, 2003, NATC borrowed $6.3 million under the prior revolving credit facility.

Indebtedness under the New Credit Agreement is guaranteed by each of NATC’s current and future direct and indirect subsidiaries, and is secured by a first perfected lien on substantially all of NATC’s and its direct and indirect subsidiaries’ current and future assets and property.

The collateral includes a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interest and intercompany notes held by NATC and its subsidiaries.

Each advance under the New Credit Agreement will bear interest at variable rates plus applicable margins, based at NATC’s option, on either the prime rate or LIBOR. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, NATC will not be permitted a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt. As of March 31, 2004, the interest rate on borrowings under the New Credit Agreement was 4.1%.

Under the New Credit Agreement, NATC is required to pay an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis, on the undrawn and unused portion of the credit facility.

The New Credit Agreement requires NATC and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, and a minimum consolidated adjusted EBITDA. The New Credit Agreement also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Credit Agreement requires that certain members of Executive Management remain active in the day-to-day operation and management of NATC and its subsidiaries during the term of the facility.

The New Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

7. Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2004 and March 31, 2003 was computed based on the estimated annual effective income tax rate of 38%.

8. Pension and Postretirement Benefit Plan

The components of Net Periodic Benefit Cost for the three months ended March 31 are as follows (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service Cost	$56	$138	$241	$182
Interest Cost	185	201	226	202
Expected Return of Plan Assets	(212)	(146)	—	—
Curtailment gain	(264)	—	—	—
Amortization of net (gain) loss	28	21	102	102

Net periodic pension cost	$(207)	$214	$569	$486

Effective December 31, 2003, the Company froze the defined benefit retirement plan for its salaried employees. NATC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $500 to its postretirement plan in 2004. Plan contributions and benefits have amounted to approximately $152 for the three months ended March 31, 2004.

9.	Reconciliation of Income (Loss) per Common Share
(dollars and shares in thousands, except per share amounts):

Three Months Ended March 31, 2004	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net loss	$(6,332)
Less: preferred stock dividends	(1,613)

Net loss applicable to common shares	$(7,945)	540.4	$(14.70)

Three Months Ended March 31, 2003	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net loss	$(3,430)
Less: preferred stock dividends	(1,734)

Net loss applicable to common shares	$(5,164)	528.2	$(9.78)

On February 9, 2004, in connection with the aforementioned merger, all the common shares of NATC were cancelled and shares of the Company were issued to NATC’s shareholders on a one-for-one basis.

The earnings per share calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants representing 33,812 and 63,490 shares were excluded from the computations for the three months ended March 31, 2004 and 2003, respectively, and common stock equivalent shares from stock options representing 111,856 and 95,300 shares were excluded from the computations for the three months ended March 31, 2004 and 2003, respectively, as their effects are antidilutive.

10.	Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial with characteristics of both liabilities and equity. The provisions of SFAS 150 relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries as amended by FASB Staff Position 150-3, has been deferred, for an indefinite period. The provisions of SFAS 150 relating to all other financial instruments apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 is delayed for nonpublic companies to fiscal periods beginning after December 15, 2003. In accordance with the foregoing, the Company is assessing the impact of the adoption of SFAS 150 on its financial statements.

In December 2003, the FASB issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46 is required for interest in special-purpose entities for years ending after December 15, 2003. The Company has determined that it has no special-purpose entities. Application of FIN 46 is required for all other types of VIE’ s effective January 1, 2005. Although the Company does not expect FIN 46 to have a material impact on the Company’s financial condition or results of operations, it is continuing to evaluate this complex interpretation.

In December 2003, the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for benefit plans. The project was initiated by the FASB in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. SFAS No. 132R requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. SFAS No. l32R is effective for years ending after December 15, 2003. The Company adopted SFAS No. l32R as of December 31, 2003 and has provided the required interim disclosures in Note 8, “Pension and Postretirement Benefit Plans.”

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1”). FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) on their postretirement benefit obligations and costs and reflect the effects in the 2003 financial statements, pursuant to SFAS No. 106, “Employer’s Accounting for

Postretirement Benefits Other Than Pensions.” In accordance with FSP 106-1, the Company made a one-time election to defer accounting for the effects of MMA until authoritative guidance is issued, and, as such, the consolidated financial statements do not reflect the effects of MMA on the Company’s plans.

In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending, and that guidance, when issued, could require the Company to change previously reported information. However, in the Company’s opinion, any change due to the accounting for the federal subsidy would be immaterial.

11.	Stoker Acquisition

On November 17, 2003, NATC acquired the common stock of Stoker, Inc. (“Stoker”). Stoker, headquartered in Dresden, Tennessee, manufactures and markets smokeless tobacco and make-your-own (“MYO”) tobacco and related products under various brand names. This acquisition is expected to significantly increase net sales and cash flows. The Company also believes that gross margins will improve as a result of the increased net sales coupled with the elimination of certain costs related to Stoker’s historical operations and the consolidation of facilities and functions.

The purchase price of $22.5 million in cash was financed with borrowings under the previous senior credit facility. The acquisition has been accounted for under the purchase method, and the results of Stoker have been included in the Company’s consolidated results from the date of acquisition.

12.	Contingencies

Litigation with Republic Tobacco

On July 15, 1998, North Atlantic Operating Company, Inc. (“NAOC”) and National Tobacco Company, LP (“NTC”) filed a complaint (the “Kentucky Complaint”) against Republic Tobacco, Inc. and its affiliates (“Republic Tobacco”) in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own (“RYO”) premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco’s use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC’s point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco’s RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

On June 30, 1998, Republic Tobacco filed a complaint against NATC, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the “Illinois Complaint”) and served it on NATC after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to NATC’s claims. In addition, the

Illinois Complaint alleges that certain actions taken by NATC to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that NATC has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic sought unspecified compensatory damages, injunctive relief and attorneys fees and costs.

On October 20, 2000, Republic Tobacco filed a motion to dismiss, stay, or transfer the Kentucky Complaint to the Illinois Court. On December 19, 2000, the Court denied Republic Tobacco’s motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic Tobacco may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file. The Kentucky complaint is still on file.

Prior to the completion of discovery, the Court dismissed Republic Tobacco’s antitrust claims against NATC. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both NATC and Republic Tobacco and its affiliates, except for Republic Tobacco’s claim of defamation per se against NATC, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief. In February 2003, the District Court granted Republic’s motion for summary judgment on NATC’s counterclaim that Republic tortiously interfered with NATC’s business relationships and economic advantage. The only claim that remained to be tried was Republic’s Lanham Act claim and damages on the defamation claim on which the Court previously ruled that Republic could only obtain equitable relief if successful.

On July 8, 2003, following a four day trial, an Illinois jury returned a verdict in favor of Republic on the defamation claims of $8.4 million in general damages and $10.2 million in punitive damages, for a total damage award of $18.6 million. NATC filed post-trial motions for a new trial and, in the alternative, for a reduction of the awards. On August 1, 2003, NATC posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million senior secured term loan pursuant to a July 31, 2003 amendment to NATC’s existing credit facility. On November 20, 2003, the court ruled that the awards were excessive and reduced the awards by approximately 60%, with the award of compensatory damages being reduced to $3.36 million and the award of punitive damages being reduced to $4.08 million, for a total of $7.44 million. On December 18, 2003, Republic accepted these reduced awards.

On January 8, 2004, NATC appealed from the final judgment, including the finding of liability in this case as well as the amount of the award. There can be no assurance, however, that NATC will prevail on appeal. On January 22, 2004, Republic filed a general notice of cross appeal, but did not specify the issues or claims for which it is seeking appellate review. On March 7, 2004, NATC filed its opening brief with the Court of Appeals. Republic’s brief is scheduled to be filed April 7, 2004. NATC and Republic each may file reply briefs thereafter.

In the appeal of the judgment entered against NATC in the Republic Tobacco litigation, NATC filed its brief on March 9, 2004. Republic filed its responsive papers on April 22, 2004, in which it argued that the judgment should be affirmed and also asserted, in its cross-appeal, that the original judgment should be reinstated despite its acceptance of the District Court’s order reducing the judgment amount. NATC’s brief in opposition and its reply are due on May 24, 2004. Oral argument has been scheduled for June 11, 2004.

The Company believes that Republic’s request to have the judgment reinstated to its original amount is unsupported by the law and contrary to controlling principles of constitutional law and will vigorously contest Republic’s cross-appeal. Although the Company believes that it should prevail on Republic’s cross-appeal, no assurance can be given. The reinstatement of the original judgment would have a material adverse effect on the Company’s results.

Litigation Related to Counterfeiting

Texas Infringing Products Litigation. In Bolloré, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bolloré, NATC’s Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bolloré and NATC have negotiated settlements with all defendants. These defendants included Import Warehouse, Ravi Bhatia, Tarek Makki and Adham Makki. Those settlements included a consent injunction against distribution of infringing or counterfeit goods.

On May 18, 2001, NATC, in conjunction with Bolloré, conducted raids on the businesses and homes of certain defendants previously enjoined (including Tarek Makki and Adham Makki) from selling infringing or counterfeit ZIG-ZAG brand products in the Bolloré S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court, and enjoined the additional new defendants, including Ali Makki, from selling infringing or counterfeit ZIG-ZAG premium cigarette papers.

NATC entered into a settlement with the defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants’ appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants, Tarek Makki and Adham Makki, also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing ZIG-ZAG premium cigarette papers.

On February 17, 2004, NATC and Bolloré filed a motion in the U.S. District Court for the Northern District of Texas, which had issued the original injunctions against the infringing defendants, seeking, with respect to respondents Adham Makki, Tarek Makki and Ali Makki, to have the $11 million judgment released from the forbearance agreement and to have the named respondents held in contempt of court. The motion alleged that the three respondents had trafficked in counterfeit ZIG-ZAG cigarette papers after the execution of the settlement, citing evidence that all three had been charged in the United States District Court for the Eastern District of Michigan with criminal violations of the United States counterfeiting laws by trafficking in counterfeit ZIG-ZAG cigarette papers, which trafficking occurred after the settlement agreement. A hearing was held on March 3, 2004 and it resumed on April 7, 2004.

Pursuant to the U.S. Distribution Agreement and a related agreement between Bolloré and NATC, any collections on the judgments issued in the Bolloré v. Import Warehouse case are to be divided evenly between Bolloré and NATC after the payment of all expenses.

On February 7, 2002, Bolloré, NAOC and NATC filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. NATC alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. On June 27, 2003, the Court found Import Warehouse and Mr. Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing ZIG-ZAG cigarette paper products. The Court requested that NATC and Bolloré (the Company’s co-plaintiff in the case) file a submission detailing the damages incurred. NATC and Bolloré filed their submission on July 25, 2003 which reported and requested damages of $2.4 million. Briefing has been completed and the parties are awaiting the decision of the Court.

At the close of the hearing, which resumed on April 7, 2004, the Court held that the Respondents Adham Makki (and three of his companies), Tarek Makki, and Ali Makki had violated the Settlement Agreement and were in contempt of court. The Court released the $11 million judgment as to the forbearance agreement as to the Respondents and again referred the matter to the United States Attorney for criminal prosecution.

13.	Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has three reportable segments. The smokeless tobacco segment manufactures smokeless tobacco products which are distributed primarily through wholesale and food distributors in the United States. The make-your-own segment imports and distributes premium cigarette papers and contract manufactures and distributes cigarette tobaccos and related products primarily through wholesale distributors in the United States. The premium cigarette segment distributes contract manufactured cigarettes through wholesale distributors in the United States.

The accounting policies of the segments are the same as those of the Company. Segment data includes a charge allocating all corporate costs to each operating segment. Elimination and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses (“Adjusted EBITDA”).

The table below presents financial information about reported segments for the three months ended March 31, 2004 and 2003, respectively (in thousands):

For the three months ended: March 31, 2004	Smokeless Tobacco	Make Your Own	Premium Manufactured Cigarettes	Eliminations and Other	Total
Net Sales	$11,978	$9,842	$16	$269	$22,105
Adjusted EBITDA	3,667	(936)	(1,373)	(5)	1,353
Assets	72,706	274,287	2,982	70,720	420,695

March 31, 2003
Net Sales	$8,222	$6,027	$ —	$ —	$14,249
Adjusted EBITDA	2,178	(1,980)	—	—	198
Assets	68,359	256,143	—	(106,160)	218,342

The table set forth below is a reconciliation of the Company’s Net income (loss) to Adjusted EBITDA for the three months ended March 31, 2004 and 2003, respectively (in thousands):

	For the three months ended: March 31
	2004	2003
Net income (loss)	$(6,332)	$(3,430)
Interest expense, net and amortization of deferred financing fees	8,539	4,642
Income tax expense (benefit)	(3,881)	(2,101)
Depreciation	212	125
Other expense	88	337
LIFO adjustment	225	125
Stock option compensation expense	100	50
Postretirement/Pension expense	295	450
Incentive payments in conjunction with recapitalization	2,107	—

Adjusted EBITDA	$1,353	$198

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company competes in three distinct markets: (1) the smokeless tobacco market; (2) the Make-Your-Own (“MYO”) cigarette market; and, (3) the premium manufactured cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco sector, and the MYO cigarette market is comprised of the MYO premium cigarette papers sector and the MYO cigarette tobaccos and related products sector. The Company manufactures and markets loose leaf chewing tobacco and imports and distributes MYO premium cigarette papers, and contract manufactures and markets MYO cigarette tobaccos and related products. To date, the operations of the premium manufactured cigarette market has not been significant.

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

Net Sales. Net sales for the three months ended March 31, 2004 were $22.1 million, an increase of $7.9 million or 55.1% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $3.8 million or 46.3% from the corresponding period of the prior year with $3.7 million of this increase relating to the Stoker acquisition. Net sales were impacted favorably by a 5% price increase on the Company’s premium brands which was instituted in the third quarter of 2003.

Net sales of the Company’s MYO segment increased $3.8 million or 63.3% in comparison to the corresponding period of the prior year with $2.1 million of this increase relating to Stoker. Within the MYO segment, premium cigarette paper sales increased $1.2 million or 42.9% from the corresponding period of the prior year due to increased demand. The MYO cigarette tobaccos and related products sales increased by $2.5 million or 75.8% in comparison to the corresponding period of the prior year with $2.1 million of this increase relating to Stoker.

Gross Profit. Gross profit for the three months ended March 31, 2004 totaled $9.9 million, an increase of $3.3 million or 50.8% from the corresponding period of the prior year, with $2.8 million of this increase relating to Stoker.

Gross profit of the smokeless tobacco segment increased 27.9% from the corresponding period of the prior year. Gross margins for this segment decreased to 46.2% of net sales for the current period from 52.7% in the corresponding period of the prior year due to sales mix issues coupled with higher manufacturing costs per case which were partially offset by the Company’s price increase of approximately 5% taken in the third quarter of 2003.

Gross profit of the MYO segment for the current period increased $2.1 million or 95.4% in comparison to the prior period. This was due to an overall increase in the MYO cigarette tobaccos and related products category coupled with sales improvement in premium cigarette papers. There were no premium cigarette paper promotions in either period. The gross margin of the MYO segment increased to 43.3% of net sales for the current period in comparison to 36.7% for the prior period. This increase in gross margin was due principally to the additional sales of relatively higher margin products of Stoker MYO cigarette tobacco and related products category.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses expenses for the three months ended March 31, 2004 were $11.4 million, an increase of $4.3 million or 60.6% in comparison to the corresponding period of the prior year. Of this increase, $2.1 million represented employee incentive payments in conjunction with the reorganization, $1.0 million were related to Stoker’s business and $1.2 million were start-up expenses relating to the premium manufactured cigarette segment.

Interest Expense and Financing Costs. Interest expense and financing costs increased $3.9 million (including the amortization of Stoker financing costs of $0.6 million) or 84.8% to $8.5 million for the three months ended March 31, 2004 as compared to the corresponding period of the prior year. This increase was due principally to higher average outstanding loan balances resulting from the recapitalization and reorganization.

Other Expense. Other expense was $0.1 million for the three months ended March 31, 2004 as compared to an expense of $0.3 million during the corresponding period of the prior year. This reduction was due to lower litigation and related expenses associated with counterfeiting activity.

Income Tax Benefit (Expense). Income tax benefit was $3.9 million for the three months ended March 31, 2004 compared to a benefit of $2.1 million for the corresponding period of the prior year due to the lower operating results in 2004. The effective income tax rate for both periods was 38%.

Net Income (Loss). Due to the factors described above, the net loss for the three months ended March 31, 2004 was $6.3 million compared to net loss of $3.4 million for the corresponding period of the prior year.

Liquidity and Capital Requirements

At March 31, 2004, working capital was $18.2 million compared to $34.4 million at December 31, 2003. The lower working capital position was the result of increased accrued liabilities relating principally to drawings under the revolving credit facility due to the recapitalization, a decrease in accounts receivable due to customer payments on fourth quarter 2003 promotional sales, both of which were offset by increased inventories relating to projected sales volumes and higher net cash balances. NATC expects to be able to fund its seasonal working capital requirements through its operating cash flows and, if needed, bank borrowings under the revolving credit facility. As of March 31, 2004, NATC had additional availability of $29.6 million under its committed $50.0 million revolving credit facility.

On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of the Senior Notes (the “New Senior Notes”) by NATC, (2) the entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to NATC and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Company, and (4) the establishment of an escrow fund to payoff the existing Senior Notes, including accrued interest, on April 2, 2004 (deferred financing costs of approximately $1.2 million relating to the existing senior notes will be written off in April 2004) and (5) payoff of $30.7 million in notes payable relating principally to the Stoker acquisition (deferred financing costs of approximately $0.6 million relating to this transaction were written off during the three months ended March 31, 2004.)

The New Senior Notes are senior unsecured obligations of NATC and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes.

On and after March 1, 2008, the New Senior Notes will be redeemable, at NATC’s option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Year	Redemption Price
2008	104.625%
2009	102.313%
2010 and thereafter	100.000%

In addition, prior to March 1, 2008, NATC may redeem the New Senior Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the New Senior Notes redeemed plus a “make-whole” premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

Concurrently with the offering of the New Senior Notes, the Company issued $97.0 million ($60.0 million in gross proceeds which will accrete to $97.0 million through March 1, 2008) aggregate principal amount at maturity of its 12.25% Senior Discount Notes due 2014. The proceeds of this issuance were used to make a capital contribution to NATC. This contribution consisted of $60.0 million in gross proceeds, less underwriting commissions of $1.8 million and less the assumption of certain obligations of NATC amounting to approximately $4.5 million. The Company Notes are the Company’s senior obligations and are unsecured, ranking equally in right of payment to all of the Company’s future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Company Notes, and will be effectively subordinated to any secured obligations of the Company to the extent of the assets securing those obligations. The Company Notes are not guaranteed by NATC or any of its subsidiaries and are structurally subordinated to all of NATC and its subsidiaries’ obligations, including the New Senior Notes.

The Company is dependent on NATC’s cash flows to service its debt. The amount of cash interest to be paid during the next five years is as follows: 2004, 2005, 2006, and 2007 is $0; for 2008 is $5,941 payable September 1, 2008 and for 2009 is $5,941 payable on each date of

March 1 and September 1, 2009. The payment of these amounts by NATC does not restrict NATC from paying dividends or interest.

In addition, at any time prior to March 1, 2007, NATC may, at its option, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the Net Cash Proceeds of one or more Equity Offerings by the Company or NATC so long as there is a Public Market at the Time of such redemption, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes issued under the Indenture remains outstanding. In order to effect the foregoing redemption with the proceeds of any Equity Offering, NATC shall make such redemption not more than 60 days after the consummation of any such Equity Offering.

In connection with the refinancing, NATC also amended and restated the existing credit facility, resulting in a new $50.0 million (reducing to $40.0 million in August 2005) senior revolving credit facility with Bank One, N.A. as agent (the “Agent Bank”) and LaSalle Bank, National Association. The credit agreement (the “New Credit Agreement”) governing the new senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. NATC will use the new senior revolving credit facility for working capital and general corporate purposes. As of March 31, 2004, NATC borrowed $20.4 million under the revolving credit facility.

Indebtedness under the New Credit Agreement is guaranteed by each of NATC’s current and future direct and indirect subsidiaries, and is secured by a first perfected lien on substantially all of the NATC’s and its direct and indirect subsidiaries’ current and future assets and property. The collateral includes a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interest and intercompany notes held by NATC and its subsidiaries.

Each advance under the New Credit Agreement will bear interest at variable rates plus applicable margins, based at NATC’s option, on either the prime rate or LIBOR. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, NATC will not be permitted a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt.

Under the New Credit Agreement, NATC is required to pay an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis, on the undrawn and unused portion of the credit facility.

The New Credit Agreement requires NATC and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, and a minimum consolidated adjusted EBITDA. The New Credit Agreement also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Credit Agreement requires that certain members of Executive Management remain active in the day-to-day operation and management of NATC and its subsidiaries during the term of the facility.

The New Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

The following table summarizes the Company’s contractual cash obligations, excluding interest expenses, at February 17, 2004 after giving effect to the refinancing of NATC’s existing debt and preferred stock (in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior discount notes	$60,973	$ —	$ —	$ —	$60,973
Senior notes	355,000	155,000			200,000
Revolving credit facility	20,400		20,400
Operating leases	4,084	726	1,271	600	1,487

	$440,457	$155,726	$21,671	$600	$262,460

Forward-looking Statements

The Company cautions the reader that certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company’s actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could effect the Company’s actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company’s ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company’s control, including, among others, federal, state and/or local regulations and taxes; competitive pressures; prevailing changes in consumer preferences; consumer acceptance of new product introductions and other marketing initiatives; market acceptance of the Company’s distribution programs; access to sufficient quantities of raw material or inventory to meet any sudden increase in demand; disruption to historical wholesale ordering patterns; product liability litigation; and any disruption in access to capital necessary to achieve the Company’s business strategy.

The Company cautions the reader not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have not been any significant changes with respect to quantitative and qualitative disclosures about market risk from that previously disclosed in NATC’s Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures.

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Litigation with Republic Tobacco

On July 15, 1998, North Atlantic Operating Company, Inc. (“NAOC”) and National Tobacco Company, LP (“NTC”) filed a complaint (the “Kentucky Complaint”) against Republic Tobacco, Inc. and its affiliates (“Republic Tobacco”) in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own (“RYO”) premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco’s use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC’s point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco’s RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

On June 30, 1998, Republic Tobacco filed a complaint against NATC, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the “Illinois Complaint”) and served it on NATC after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to NATC’s claims. In addition, the Illinois Complaint alleges that certain actions taken by NATC to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that NATC has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic sought unspecified compensatory damages, injunctive relief and attorneys fees and costs.

On October 20, 2000, Republic Tobacco filed a motion to dismiss, stay, or transfer the Kentucky Complaint to the Illinois Court. On December 19, 2000, the Court denied Republic Tobacco’s motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic Tobacco may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file. The Kentucky complaint is still on file.

Prior to the completion of discovery, the Court dismissed Republic Tobacco’s antitrust claims against NATC. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both NATC and Republic Tobacco and its affiliates, except for Republic Tobacco’s claim of defamation per se against NATC, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief. In February 2003, the District Court granted Republic’s motion for summary judgment on NATC’s counterclaim that Republic tortiously interfered with NATC’s business relationships and economic advantage. The only claim that remained to be tried was Republic’s Lanham Act claim and damages on the defamation claim on which the Court previously ruled that Republic could only obtain equitable relief if successful.

On July 8, 2003, following a four day trial, an Illinois jury returned a verdict in favor of Republic on the defamation claims of $8.4 million in general damages and $10.2 million in punitive damages, for a total damage award of $18.6 million. NATC filed post-trial motions for a new trial and, in the alternative, for a reduction of the awards. On August 1, 2003, NATC posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million senior secured term loan pursuant to a July 31, 2003 amendment to NATC’s existing credit facility. On November 20, 2003, the court ruled that the awards were excessive and reduced the awards by approximately 60%, with the award of compensatory damages being reduced to $3.36 million and the award of punitive damages being reduced to $4.08 million, for a total of $7.44 million. On December 18, 2003, Republic accepted these reduced awards.

On January 8, 2004, NATC appealed from the final judgment, including the finding of liability in this case as well as the amount of the award. There can be no assurance, however, that NATC will prevail on appeal. On January 22, 2004, Republic filed a general notice of cross appeal, but did not specify the issues or claims for which it is seeking appellate review. On March 7, 2004, NATC filed its opening brief with the Court of Appeals. Republic’s brief is scheduled to be filed April 7, 2004. NATC and Republic each may file reply briefs thereafter.

In the appeal of the judgment entered against NATC in the Republic Tobacco litigation, NATC filed its brief on March 9, 2004. Republic filed its responsive papers on April 22, 2004, in which it argued that the judgment should be affirmed and also asserted, in its cross-appeal, that the original judgment should be reinstated despite its acceptance of the District Court’s order reducing the judgment amount. NATC’s brief in opposition and its reply are due on May 24, 2004. Oral argument has been scheduled for June 11, 2004.

The Company believes that Republic’s request to have the judgment reinstated to its original amount is unsupported by the law and contrary to controlling principles of constitutional law and will vigorously contest Republic’s cross-appeal. Although the Company believes that it should prevail on Republic’s cross-appeal, no assurance can be given. The reinstatement of the original judgment would have a material adverse effect on the Company’s results.

Litigation Related to Counterfeiting

Texas Infringing Products Litigation. In Bolloré, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bolloré, NATC’s Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bolloré and NATC have negotiated settlements with all defendants. These defendants included Import Warehouse, Ravi Bhatia, Tarek Makki and Adham Makki. Those settlements included a consent injunction against distribution of infringing or counterfeit goods.

On May 18, 2001, NATC, in conjunction with Bolloré, conducted raids on the businesses and homes of certain defendants previously enjoined (including Tarek Makki and Adham Makki) from selling infringing or counterfeit ZIG-ZAG brand products in the Bolloré S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court, and enjoined the additional new defendants, including Ali Makki, from selling infringing or counterfeit ZIG-ZAG premium cigarette papers.

NATC entered into a settlement with the defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants’ appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants, Tarek Makki and Adham Makki, also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing ZIG-ZAG premium cigarette papers.

On February 17, 2004, NATC and Bolloré filed a motion in the U.S. District Court for the Northern District of Texas, which had issued the original injunctions against the infringing defendants, seeking, with respect to respondents Adham Makki, Tarek Makki and Ali Makki, to have the $11 million judgment released from the forbearance agreement and to have the named respondents held in contempt of court. The motion alleged that the three respondents had trafficked in counterfeit ZIG-ZAG cigarette papers after the execution of the settlement, citing evidence that all three had been charged in the United States District Court for the Eastern District of Michigan with criminal violations of the United States counterfeiting laws by trafficking in counterfeit ZIG-ZAG cigarette papers, which trafficking occurred after the settlement agreement. A hearing was held on March 3, 2004 and it resumed on April 7, 2004.

Pursuant to the U.S. Distribution Agreement and a related agreement between Bolloré and NATC, any collections on the judgments issued in the Bolloré v. Import Warehouse case are to be divided evenly between Bolloré and NATC after the payment of all expenses.

On February 7, 2002, Bolloré, NAOC and NATC filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. NATC alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. On June 27, 2003, the Court found Import Warehouse and Mr. Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing ZIG-ZAG cigarette paper products. The Court requested that NATC and Bolloré (the Company’s co-plaintiff in the case) file a submission detailing the damages incurred. NATC and Bolloré filed their submission on July 25, 2003 which reported and requested damages of $2.4 million. Briefing has been completed and the parties are awaiting the decision of the Court.

At the close of the hearing, which resumed on April 7, 2004, the Court held that the Respondents Adham Makki (and three of his companies), Tarek Makki, and Ali Makki had violated the Settlement Agreement and were in contempt of court. The Court released the $11 million judgment as to the forbearance agreement as to the Respondents and again referred the matter to the United States Attorney for criminal prosecution.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K.

(i)	Form 8-K filed on February 19, 2003, reporting under Item 5 “Other Events” and including the Asset Purchase Agreement between Star and the Company and a copy of the press release announcing the proposed acquisition of the Star Cigarette Assets as Exhibits under Item 7 “Financial Statements, Pro Forma Information and Exhibits.”

SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH ATLANTIC HOLDING COMPANY, INC.

Date: May 17, 2004	/s/ THOMAS F. HELMS, JR.

Thomas F. Helms, Jr. Chief Executive Officer

/s/ DAVID I. BRUNSON

David I. Brunson Chief Financial Officer

CERTIFICATIONS

I, Thomas F. Helms, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Atlantic Holding Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2004

/S/ THOMAS F. HELMS, JR.

Name: Thomas F. Helms, Jr.
Title: Chief Executive Officer

CERTIFICATIONS

I, David I. Brunson, certify that:

1 I have reviewed this quarterly report on Form 10-Q of North Atlantic Holding Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2004

/S/ DAVID I. BRUNSON

Name: David I. Brunson Title: Chief Financial Officer