Form 10-Q
period 2004-06-30
North Atlantic Holding Company, Inc.
filed 2004-08-16
CIK 1290677

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-115587


                      NORTH ATLANTIC HOLDING COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                    20-0709285
    -------------------------------                    -------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

     257 Park Avenue South, New York, New York             10010-7304
     -----------------------------------------            ------------
      (Address of Principal Executive Offices)             (Zip Code)


                                 (212) 253-8185
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 588,758 shares of common stock, $.01 par value, as of August 16, 2004.

PART I
FINANCIAL INFORMATION

Item 1. Financial  Statements

NORTH  ATLANTIC  HOLDING  COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

                                                                          June 30,                December 31,
                                                                          --------                ------------
                                                                            2004                      2003
Current assets:
   Cash                                                               $        4,361            $           304
   Accounts receivable, net                                                   10,804                     10,384
   Inventories                                                                44,150                     42,257
   Income taxes receivable                                                         -                        910
   Other current assets                                                        4,711                      3,594
                                                                      ---------------           ----------------

      Total current assets                                                    64,026                     57,449

Property, plant and equipment, net                                             8,483                      8,310

Deferred income taxes                                                         27,677                     22,549

Deferred financing costs                                                      13,718                      5,163

Goodwill                                                                     128,945                    128,659

Other intangible assets                                                       10,513                     10,851

Other assets                                                                  13,021                     10,663
                                                                      ---------------           ----------------

      Total assets                                                    $      266,383            $       243,644
                                                                      ===============           ================

Current liabilities:
   Accounts payable                                                   $        2,063            $         5,275
   Accrued expenses                                                           12,877                      6,796
   Deferred income taxes                                                       6,192                      4,654
   Revolving credit facility                                                       -                      6,300
                                                                      ---------------           ----------------

      Total current liabilities                                               21,132                     23,025

Senior notes and Long-term debt                                                                         185,686
Senior discount notes                                                        262,762                          -
Senior revolving credit facility                                              24,200                          -
Deferred income taxes                                                          1,000                      1,141
Postretirement benefits                                                        9,842                      9,333
Pension benefits and other long-term liabilities                               5,078                      5,946
                                                                      ---------------           ----------------

      Total liabilities                                                      324,014                    225,131
                                                                      ---------------           ----------------

Preferred Stock, (mandatory redemption value of $0 and
   $65,080, respectively)                                                          -                     65,080
                                                                      ---------------           ----------------

Stockholders' Deficit:
   Common stock, voting, $.01 par value authorized shares,
   750,000; issued and outstanding shares, 588,758 and 528,241                     6                          5
   Additional paid-in capital                                                  4,659                      9,663
   Loans to stockholders for stock purchase                                      (97)                      (168)
   Accumulated other comprehensive income (loss)                              (1,229)                    (1,229)
   Accumulated deficit                                                       (60,970)                   (54,838)
                                                                      ---------------           ----------------

     Total stockholders' deficit                                             (57,631)                   (46,567)
                                                                      ---------------           ----------------

     Total liabilities and stockholders' deficit                      $      266,383            $       243,644
                                                                      ===============           ================



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY,  INC. AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS
(in  thousands except per share amounts)
(unaudited)

                                                                  Three months                   Three months
                                                                      Ended                          Ended
                                                                  June 30, 2004                  June 30, 2003
                                                               --------------------           --------------------

Net sales                                                      $            37,207            $            30,251

Cost of sales                                                               17,067                         12,755
                                                               --------------------           --------------------

   Gross profit                                                             20,140                         17,496

Selling, general and administrative expenses                                 9,926                          7,364
                                                               --------------------           --------------------

   Operating income (loss)                                                  10,214                         10,132

Interest expense and financing costs, net                                    8,479                          4,671
Other expense                                                                  425                         21,681
                                                               --------------------           --------------------

   Income (loss) before income tax expense (benefit)                         1,310                        (16,220)

Income tax expense (benefit)                                                   498                         (6,164)
                                                               --------------------           --------------------

   Net income (loss)                                                           812                        (10,056)

Preferred stock dividends                                                        -                         (1,766)
                                                               --------------------           --------------------

   Net loss applicable to common shares                        $               812            $           (11,822)
                                                               ====================           ====================

Basic earnings per common share:
   Net income (loss)                                           $              1.38            $            (19.04)

   Preferred stock dividends                                                     -                          (3.35)
                                                               --------------------           --------------------

   Net loss applicable to common shares                        $              1.38            $            (22.38)
                                                               ====================           ====================

Diluted earnings per common share:
   Net income (loss)                                           $              1.11            $            (19.04)

   Preferred stock dividends                                                     -                          (3.35)
                                                               --------------------           --------------------

   Net loss applicable to common shares                        $              1.11            $            (22.38)
                                                               ====================           ====================


Weighted average common shares outstanding:
   Basic                                                                     588.8                          528.2
   Diluted                                                                   734.4                          528.2



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY,  INC. AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS
(in  thousands except per share amounts)
(unaudited)

                                                                   Six months                     Six months
                                                                      Ended                          Ended
                                                                  June 30, 2004                  June 30, 2003
                                                               --------------------           --------------------

Net sales                                                      $            59,312            $            44,500

Cost of sales                                                               29,320                         20,454
                                                               --------------------           --------------------

   Gross profit                                                             29,992                         24,046

Selling, general and administrative expenses                                21,365                         14,466
                                                               --------------------           --------------------

   Operating income (loss)                                                   8,627                          9,580

Interest expense and financing costs, net                                   17,019                          9,313
Other expense                                                                  513                         22,018
                                                               --------------------           --------------------

   Income (loss) before income tax expense (benefit)                        (8,905)                       (21,751)

Income tax expense (benefit)                                                (3,384)                        (8,265)
                                                               --------------------           --------------------

   Net income (loss)                                                        (5,521)                       (13,486)

Preferred stock dividends                                                   (1,613)                        (3,500)
                                                               --------------------           --------------------

   Net loss applicable to common shares                        $            (7,134)           $           (16,986)
                                                               ====================           ====================

Basic and Diluted earnings per common share:
   Net income (loss)                                           $             (9.78)           $            (25.53)

   Preferred stock dividends                                                 (2.86)                         (6.63)
                                                               --------------------           --------------------

   Net loss applicable to common shares                        $            (12.64)           $            (32.16)
                                                               ====================           ====================


Common stock dividends                                         $            (4,884)           $                 -
                                                               ====================           ====================

Basic and Diluted earnings per common share:
   Common stock dividends                                      $             (8.65)           $                 -
                                                               ====================           ====================


Weighted average common shares outstanding:
   Basic                                                                     564.6                          528.2
   Diluted                                                                   564.6                          528.2



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIESCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(in thousands)(unaudited)

                                                                     Six months                     Six months
                                                                       Ended                          Ended
                                                                   June 30, 2004                  June 30, 2003
                                                                ---------------------           -------------------
Cash flows from operating activities:
Net income (loss)                                               $             (5,521)           $          (13,486)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
   Depreciation                                                                  429                           250
   Amortization of other intangible assets                                       338                             -
   Amortization of deferred financing costs                                      570                           693
   Amortization of interest on senior discount notes                           2,752                             -
   Deferred income taxes                                                      (3,732)                       (8,265)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                  (420)                          838
      Inventories                                                             (1,893)                       (1,928)
      Other current assets                                                      (207)                         (725)
      Other assets                                                            (2,358)                          (75)
      Accounts payable                                                        (3,212)                         (493)
      Accrued expenses and                                                     6,390                           719
      Accrued litigat                                                              -                        18,600
                                                                ---------------------           -------------------

      Net cash provided by (used in) operating activities                     (6,864)                       (3,872)
                                                                ---------------------           -------------------

Cash flows from investing activities:
   Capital expenditures                                                         (602)                         (561)
                                                                ---------------------           -------------------

      Net cash provided by (used in) investing activities                       (602)                         (561)
                                                                ---------------------           -------------------

Cash flows from financing activities:
   Proceeds from revolving credit facility                                    17,900                         4,000
   Proceeds from issuance of new senior notes, net                            45,000                             -
   Proceeds from issuance of senior discount notes                            60,010                             -
   Payment of financing costs                                                 (9,125)                            -
   Payments on notes payable                                                 (30,686)                            -
   Redemption of preferred stock                                             (65,080)                            -
   Preferred stock cash dividends                                             (1,613)                            -
   Proceeds from issuance of common stock                                          1                             -
   Common stock cash dividends                                                (4,884)                            -
   Other                                                                           -                           (18)
                                                                ---------------------           -------------------

      Net cash provided by (used in) financing activities                     11,523                         3,982
                                                                ---------------------           -------------------

      Net increase (decrease) in cash                                          4,057                          (451)

Cash, beginning of period                                                        304                           805
                                                                ---------------------           -------------------

Cash, end of period                                             $              4,361            $              354
                                                                =====================           ===================


On March 8, 2004, the Company declared a dividend totaling approximately $4.9 million to holders of record as of March 26, 2004, to be paid on April 2, 2004.

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in North Atlantic Trading Company, Inc.'s ( "NATC") Annual Report on Form 10-K for the year ended December 31, 2003.The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, accordingly, do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with North Atlantic Holding Company, Inc.'s (the "Company's") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been recorded and were of a normal and recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

On February 9, 2004, NATC, a Delaware Corporation, consummated a holding company reorganization whereby the Company became the parent company of NATC. The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated February 9, 2004, among NATC, the Company and NATC Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub").

Pursuant to the Merger Agreement, (i) Merger Sub was merged with and into NATC (the "Merger"), with NATC as the surviving corporation; (ii) NATC became a wholly-owned subsidiary of the Company; (iii) each of the 539,235 issued and outstanding shares of voting common stock of NATC, par value $0.01 per share, was converted into the right to receive one share of common stock of the Company, par value $0.01 per share ("Company Common Stock"); (iv) each issued and outstanding share of common stock of Merger Sub was converted into one issued and outstanding share of common stock of NATC, par value $0.01 per share ("NATC Common Stock"); and (v) all of the issued and outstanding shares of the Company's Common Stock held by NATC were cancelled.

Immediately after the Merger, (i) 539,235 shares of Company Common Stock were issued and outstanding; and (ii) ten (10) shares of NATC Common Stock were issued and outstanding.

Subsequently, the Company issued 49,523 shares of Company Common Stock upon the exercise of certain warrants pursuant to a Warrant Agreement (the "Warrant Agreement"), dated June 25, 1997, between the Company (as assignee to the NATC's rights and obligations under the Warrant Agreement) and The Bank of New York, as warrant agent (as successor to the United States Trust Company of New York). As of April 20, 2004, (i) 588,758 shares of the Company Common Stock were issued and outstanding; and (ii) ten (10) shares of NATC Common Stock were issued and outstanding.

2.   RECAPITALIZATION AND REORGANIZATION:

On February 9, 2004, NATC consummated the general corporate reorganization and on February 17. 2004, consummated the refinancing of its existing debt and preferred stock. The general corporate reorganization consisted of the creation of the Company. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by NATC (the "New Senior Notes"), (2) the entering into by NATC of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility (the "Senior Revolving Credit Facility") and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Company (the "Company Notes"). Both the senior notes and the senior discount notes were offered pursuant to Rule l44A and Regulation S under the Securities Act of 1933, as amended.

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

The proceeds from the offering of the New Senior Notes, along with borrowings under the Senior Revolving Credit Facility (see Notes 5 and 6) and the proceeds from the concurrent offering of the Company Notes were used to (1) repay $36.6 million outstanding borrowings under the existing senior credit facility (the "Old Senior Credit Facility"), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc. (see Note 11), (2) redeem NATC's existing 11% senior notes due 2004 (the "Old Senior Notes"), (3) redeem NATC's existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $5.0 million pro rata distribution to stockholders of the Company and make a distribution to certain holders of warrants of the Company,
(5) make $2.1 million in incentive payment to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION: The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. For the three months ended June 30, 2004, the condensed consolidated statement of operations includes the accounts of the Company from inception (February 9, 2004) through June 30, 2004 and the accounts of NATC and its subsidiaries from January 1 through June 30, 2004. For the six months ended June 30, 2003, the condensed consolidated statement of operations consists of the accounts of NATC and its subsidiaries. All significant intercompany accounts have been eliminated.

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $0.9 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively and $1.7 million and $1.3 million for the six months ended June 30, 2004 and 2003 respectively.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. As of June 30, 2004 and December 31, 2003, the Company has recorded as an Other non-current asset approximately $10.6 million and $8.3 million, respectively. The approximate $10.6 million, as of June 30, 2004, contains approximately $1.0 million related to the projected deposit for 2004 sales, which will be deposited April 15, 2005.

Comprehensive Income: The Company's Comprehensive income for the three and six months ended June 30, 2004 and 2003 is equal to the Company's Net income (loss) for the respective periods.


4.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method for approximately 91% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The impact of LIFO resulted in decreased net income of the Company by approximately $0.2 million and increased the net loss of the Company by $0.4 million for the three months ended June 30, 2004 and 2003, respectively; and increased the net loss of the Company by $0.5 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively.

The components of inventories are as follows (in thousands):


                                                6/30/04               12/31/03
                                          --------------          -------------
Raw materials and work in process               $ 5,594                $ 5,996
Leaf tobacco                                      8,894                  8,274
Finished goods - loose leaf tobacco               4,488                  6,018
Finished goods - MYO products                     9,690                  6,323
Other                                             1,638                  1,350
                                          --------------          -------------

                                                 30,304                 27,961
LIFO reserve                                     13,846                 14,296
                                          --------------          -------------
                                               $ 44,150               $ 42,257
                                          ==============          =============

5.   SENIOR NOTES AND LONG-TERM DEBT

The senior notes and long-term debt are as follows (in thousands):


                                                 6/30/04            12/31/03
                                           --------------       -------------
Senior Discount Notes                           $ 62,762                 $ -
New Senior Notes                                 200,000                   -
Senior Revolving Credit Facility                  24,200                   -
Old Senior Notes                                       -             155,000
Notes payable                                          -              30,686
                                           --------------       -------------
                                               $ 286,962           $ 185,686
                                           ==============       =============


On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of the New Senior Notes, (2) the entering into by NATC of the Senior Revolving Credit Facility, (3) the concurrent sale of the Company Notes and (5) the repayment of $30.7 million in notes payable relating principally to the acquisition of Stoker, Inc. (see Note 11).

The New Senior Notes are senior unsecured obligations of NATC and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. Each of NATC's existing subsidiaries jointly and severally guarantees the New Senior Notes on a senior unsecured basis. Each of NATC's future subsidiaries (other than those designated unrestricted subsidiaries) will jointly and severally guarantee the New Senior Notes on a senior unsecured basis. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the New Senior Notes.

On and after March 1, 2008, the New Senior Notes will be redeemable, at NATC's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


         YEAR                              REDEMPTION PRICE
         ----                              ----------------
         2008                                    104.625%
         2009                                    102.313%
         2010 and thereafter                     100.000%

In addition, prior to March 1, 2008, NATC may redeem the New Senior Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the New Senior Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

Further, at any time prior to March 1, 2007, NATC may, at its option, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net cash proceeds of one or more equity offerings by the Company or NATC, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes issued under the Indenture remains outstanding. In order to affect the foregoing redemption with the proceeds of any equity offering, NATC shall make such redemption not more than 60 days after the consummation of any such equity offering.

Concurrently with the offering of the New Senior Notes, the Company issued $97.0 million aggregate amount at maturity of the Company Notes. The net proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to NATC. The Company Notes are the Company's senior obligations and are unsecured. Prior to March 1, 2008, interest will accrue on the Company Notes in the form of an increase in the accreted value of the Company Notes. Thereafter, cash interest on the Company notes will accrue and be payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2008, at a rate of 12 1/4% per annum. The Company Notes were issued with an initial accreted value of $618.66 per $1,000 principal amount of maturity of Company Notes. The accreted value of each Company Note will increase from the date of issuance until March 1, 2008, at a rate of 12 1/4% per annum, compounded semi-annually reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity of each Company Note on March 1, 2008. The Company Notes are not guaranteed by NATC or any of its subsidiaries and are structurally subordinated to all of NATC and its subsidiaries' obligations, including the New Senior Notes and the Senior Revolving Credit Facility. The Company is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Company Notes.

On and after March 1, 2009, the Company Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount at maturity), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


         YEAR                              REDEMPTION PRICE
         ----                              ----------------
         2009                                    106.125%
         2010                                    104.083%
         2011                                    102.042%
         2012 and thereafter                     100.000%

In addition, prior to March 1, 2009, the Company may redeem the Company Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the accreted value of the Company Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

Further, at any time prior to March 1, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the Company Notes with the net cash proceeds of one or more equity offerings by the Company or NATC, subject to certain conditions, at a redemption price equal to 106.125% of the accreted value thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount at maturity of the Company Notes issued under the Indenture remains outstanding. In order to effect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 60 days after the consummation of any such equity offering.

The Company is dependent on NATC's cash flows to service its debt. The amount of cash interest to be paid during the next five years is as follows: $0 in each of 2004, 2005, 2006, 2007 and March 1, 2008; $5,941 payable on September 1, 2008 and $5,941 payable on each of March 1 and September 1 thereafter until maturity.


6.   REVOLVING CREDIT FACILITY

In connection with the refinancing, NATC also amended and restated its Old Senior Credit Facility, entering into the Senior Revolving Credit Facility of $50.0 million (reducing to $40.0 million in August 2005) with Bank One, N.A., as agent (the "Agent Bank"), and LaSalle Bank, National Association. The credit agreement (the "New Credit Agreement") governing the Senior Revolving Credit Facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. NATC intends to use the Senior Revolving Credit Facility for working capital and general corporate purposes. As of June 30, 2004, NATC had borrowed $24.2 million under the Senior Revolving Credit Facility. As of December 31, 2003, NATC had borrowed $6.3 million under the Old Senior Credit Facility.

Indebtedness under the New Credit Agreement is guaranteed by each of NATC's current and future direct and indirect subsidiaries, and is secured by a first perfected lien on substantially all of NATC's and its direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interests and intercompany notes held by NATC and each of its subsidiaries.

Each advance under the New Credit Agreement will bear interest at variable rates plus applicable margins, based, at NATC's option, on either the prime rate or LIBOR. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, NATC will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt. As of June 30, 2004, the weighted average interest rate on borrowings under the New Credit Agreement was approximately 4.3%.

Under the New Credit Agreement, NATC is required to pay an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis, on the undrawn and unused portion of the credit facility.

The New Credit Agreement requires NATC and its subsidiaries to meet certain financial tests: a minimum consolidated adjusted EBITDA for the six months ending June 30, 2004 and nine months ending September 30, 2004 and beginning December 31, 2004, a four-quarter rolling minimum fixed charge coverage ratio, as defined in the New Credit Agreement. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Credit Agreement requires that certain members of executive management remain active in the day-to-day operation and management of NATC and its subsidiaries during the term of the facility.

The New Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.


7.   PROVISION FOR INCOME TAXES

The provision for income taxes for the six months ended June 30, 2004 and June 30, 2003 was computed based on the estimated annual effective income tax rate of 38.0%.


8.   PENSION AND POSTRETIREMENT BENEFIT PLANS

The components of Net Periodic Benefit Cost for the six months ended June 30 are as follows (in thousands):


                                              PENSION BENEFITS                     OTHER BENEFITS
                                      --------------------------------    ------------------------------------
                                           2004              2003               2004                2003
                                      ---------------    -------------    -----------------    ---------------

Service cost                          $          161     $        183     $            142     $          112
Interest cost                                    391              267                  134                125
Expected return of plan assets                  (495)            (194)                   -                  -
Amortization of net (gain) loss                   61               28                  204                 63
                                      ---------------    -------------    -----------------    ---------------
  Net periodic pension cost           $          118     $        284     $            480     $          300
                                      ===============    =============    =================    ===============


Effective December 31, 2003, the Company froze the defined benefit retirement plan for its salaried employees. NATC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $500 to its postretirement plan in 2004. Plan contributions and benefits have amounted to approximately $300 for the six months ended June 30, 2004.

9. RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):



THREE MONTHS ENDED JUNE 30, 2004
--------------------------------
                                                             Income             Shares             Per Share
                                                           (Numerator)        (Denominator)          Amount
                                                          --------------    ----------------    ----------------
Basic:
Net income                                                $         812
                                                          --------------

  Net loss applicable to common shares                    $         812               588.8     $          1.38
                                                          ==============    ================    ================


Diluted:
Net income                                                $         812
                                                          --------------

  Net income applicable to common shares                  $         812               734.4     $          1.11
                                                          ==============    ================    ================

THREE MONTHS ENDED JUNE 30, 2003
--------------------------------
                                                             Income              Shares            Per Share
                                                           (Numerator)        (Denominator)          Amount
                                                          --------------    -----------------   -----------------

Basic and diluted:
Net loss                                                  $     (10,056)
Less: preferred stock dividends                                  (1,766)
                                                          --------------

  Net loss applicable to common shares                    $     (11,822)               528.2            $ (22.38)
                                                          ==============    =================   =================

SIX MONTHS ENDED JUNE 30, 2004
------------------------------
                                                             Income              Shares            Per Share
                                                           (Numerator)        (Denominator)          Amount
                                                          --------------    -----------------   -----------------

Basic and diluted:
Net loss                                                  $      (5,521)
Less: preferred stock dividends                                  (1,613)
                                                          --------------

  Net loss applicable to common shares                    $      (7,134)               564.6    $         (12.64)
                                                          ==============    =================   =================

SIX MONTHS ENDED JUNE 30, 2003
------------------------------
                                                             Income              Shares            Per Share
                                                           (Numerator)        (Denominator)          Amount
                                                          --------------    -----------------   -----------------

Basic and diluted:
Net loss                                                  $     (13,486)
Less: preferred stock dividends                                  (3,500)
                                                          --------------

  Net loss applicable to common shares                    $     (16,986)               528.2    $         (32.16)
                                                          ==============    =================   =================

On February 9, 2004, in connection with the Merger, all the common shares of NATC were cancelled and shares of the Company were issued to NATC's shareholders on a one-for-one basis.

The earnings per share calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants representing 33,812 were excluded from the computations for the three months ended June 30, 2003 and 63,490 shares were excluded from the computations for the six months ended June 30, 2004 and 2003, respectively, and common stock equivalent shares from stock options representing 111,856 shares were excluded from the computations for the three months ended June 30, 2003 and 95,300 shares were excluded from the computations for the six months ended June 30, 2004 and 2003, respectively, as their effects are antidilutive.

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial with characteristics of both liabilities and equity. The provisions of SFAS 150 relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries as amended by FASB Staff Position 150-3, has been deferred, for an indefinite period. The provisions of SFAS 150 relating to all other financial instruments apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 is delayed for nonpublic companies to fiscal periods beginning after December 15, 2003. In accordance with the foregoing, the Company is assessing the impact of the adoption of SFAS 150 on its financial statements.

In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46 is required for interest in special-purpose entities for years ending after December 15, 2003. The Company has determined that it has no special-purpose entities. Application of FIN 46 is required for all other types of VIEs effective January 1, 2005. Although the Company does not expect FIN 46 to have a material impact on the Company's financial condition or results of operations, it is continuing to evaluate this complex interpretation.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosures for benefit plans. The project was initiated by the FASB in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. SFAS No. 132R requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. SFAS No. l32R is effective for years ending after December 15, 2003. The Company adopted SFAS No. l32R as of December 31, 2003 and has provided the required interim disclosures in Note 8, "Pension and Postretirement Benefit Plans."

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. In May 2004, the FASB issued Financial Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2") to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ending September 30, 2004 for the Company).

The Company has not yet concluded whether the prescription drug benefits provided under the postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. The reported net periodic benefit costs of the postretirement plan in the accompanying Financial Statements and Notes to the Financial Statements do not reflect the effect of the Act. Adoption of FSP 106-2 could require revisions to previously reported information. While the Company may be eligible for benefits under the Act based on the prescription drug benefits provided in the postretirement plan, the Company does not believe such benefits will have a material impact on the Financial Statements.

In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending, and that guidance, when issued, could require the Company to change previously reported information. However, in the Company's opinion, any change due to the accounting for the federal subsidy would be immaterial.


11.  STOKER ACQUISITION

On November 17, 2003, NATC acquired the common stock of Stoker, Inc. ("Stoker"). Stoker, headquartered in Dresden, Tennessee, manufactures and markets smokeless tobacco and make-your-own ("MYO") tobacco and related products under various brand names. This acquisition is expected to significantly increase net sales and cash flows. The Company also believes that gross margins will improve as a result of the increased net sales coupled with the elimination of certain costs related to Stoker's historical operations and the consolidation of facilities and functions.

The purchase price of $22.5 million in cash was financed with borrowings under the Old Senior Credit Facility. The acquisition has been accounted for under the purchase method, and the results of Stoker have been included in the Company's consolidated results from the date of acquisition.

On June 15, 2004, the Company announced plans to cease manufacturing operations at the Stoker facility in Dresden, Tennessee and consolidate the production into the Company's current operations in Louisville, Kentucky. In connection with this consolidation, the Company plans to terminate approximately 90 employee positions currently located at Stoker during the fourth quarter of 2004. In connection therewith, severance costs of approximately $0.1 million have been accrued. With the consolidation of manufacturing facilities, the Company is preparing to expand manufacturing at the Louisville facility, including the relocation of certain equipment from Dresden to Louisville. The Company has also accrued approximately $0.3 million relating to the removal and temporary storage of certain Stoker equipment. The above noted costs have been included in the purchase price allocated to the Stoker acquisition resulting in an increase to goodwill of $0.3 million, net of deferred taxes.

12.  TERMINATED ASSET PURCHASE AGREEMENT

On February 18, 2003, NATC entered into an asset purchase agreement (the "Star Cigarette Asset Purchase Agreement") with Star Scientific, Inc. ("Star Scientific"), and Star Tobacco, Inc., a wholly-owned subsidiary of Star Scientific ("Star Tobacco" and, together with Star Scientific, "Star"). Pursuant to the Star Cigarette Asset Purchase Agreement, NATC was to purchase substantially all of the assets of Star relating to the manufacturing, marketing and distribution of four discount cigarette brands in the United States (the "Star Cigarette Assets"). The purchase price for the Star Cigarette Assets was to have been $80.0 million in cash, subject to certain closing adjustments and the assumption of certain liabilities related to the Star Cigarette Assets.

On July 15, 2003, NATC and Star reached a mutual agreement to terminate the Star Cigarette Asset Purchase Agreement. Pursuant to the termination agreement, Star Scientific retained a $2.0 million earnest money deposit that had been placed into escrow by NATC and the parties executed releases of any liabilities arising out of the Star Cigarette Asset Purchase Agreement.

Through June 30, 2003, NATC incurred $2.9 million of direct costs, including the $2.0 million earnest money deposit referred to above, in connection with this transaction. These costs have been expensed during the quarter ended June 30, 2003 and are included in Other expenses.


13.  CONTINGENCIES

LITIGATION WITH REPUBLIC TOBACCO

On July 15, 1998, North Atlantic Operating Company, Inc. ("NAOC) and National Tobacco Company, L.P. ("NTC") filed a complaint (the "Kentucky Complaint") against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own ("RYO") premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC's point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

On June 30, 1998, Republic Tobacco filed a complaint against NATC, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on NATC after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to NATC's claims. In addition, the Illinois Complaint alleges that certain actions taken by NATC to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that NATC has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic sought unspecified compensatory damages, injunctive relief and attorneys fees and costs.

On October 20, 2000, Republic Tobacco filed a motion to dismiss, stay, or transfer the Kentucky Complaint to the Illinois Court. On December 19, 2000, the Court denied Republic Tobacco's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic Tobacco may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file. The Kentucky complaint is still on file.

Prior to the completion of discovery, the Court dismissed Republic Tobacco's antitrust claims against NATC. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both NATC and Republic Tobacco and its affiliates, except for Republic Tobacco's claim of defamation per se against NATC, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief. In February 2003, the District Court granted Republic's motion for summary judgment on NATC's counterclaim that Republic tortuously interfered with NATC's business relationships and economic advantage. The only claim that remained to be tried was Republic's Lanham Act claim and damages on the defamation claim on which the Court previously ruled that Republic could only obtain equitable relief if successful.

On July 8, 2003, following a four-day trial, an Illinois jury returned a verdict in favor of Republic on the defamation claims of $8.4 million in general damages and $10.2 million in punitive damages, for a total damage award of $18.6 million. NATC recorded an $18.8 million charge during the second quarter 2003 relating to this transaction. NATC filed post-trial motions for a new trial and, in the alternative, for a reduction of the awards. On August 1, 2003, NATC posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million senior secured term loan pursuant to a July 31, 2003 amendment to NATC's existing credit facility. On November 20, 2003, the court ruled that the awards were excessive and reduced the awards by approximately 60%, with the award of compensatory damages being reduced to $3.36 million and the award of punitive damages being reduced to $4.08 million, for a total of $7.44 million. On December 18, 2003, Republic accepted these reduced awards. NATC reversed $11.16 million during the fourth quarter 2003 due to this court ruling.

On January 8, 2004, NATC appealed the final judgment, including the finding of liability in this case as well as the amount of the award. Republic filed a cross appeal seeking reinstatement of the original jury damage award. There can be no assurance that NATC will prevail on the appeal or that Republic will not prevail on its cross appeal.

Oral arguments were held on June 17, 2004, and a decision is pending.

The Company believes that Republic's request to have the judgment reinstated to its original amount is unsupported by the law and contrary to controlling principles of constitutional law and will vigorously contest Republic's cross-appeal. Although NATC believes that it should prevail on Republic's cross-appeal, no assurance can be given. The reinstatement of the original judgment would have a material adverse effect on the Company's results.

LITIGATION RELATED TO COUNTERFEITING

Texas Infringing Products Litigation. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, NATC's Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and NATC have negotiated settlements with all defendants. These defendants included Import Warehouse, Ravi Bhatia, Tarek Makki and Adham Makki. Those settlements included a consent injunction against distribution of infringing or counterfeit goods.

On May 18, 2001, NATC, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined (including Tarek Makki and Adham Makki) from selling infringing or counterfeit ZIG-ZAG brand products in the Bollore S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court, and enjoined the additional new defendants, including Ali Makki, from selling infringing or counterfeit ZIG-ZAG premium cigarette papers.

NATC entered into a settlement with the defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11.0 million from the civil contempt order and an agreement to forbear from enforcing that $11.0 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants, Tarek Makki and Adham Makki, also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing ZIG-ZAG premium cigarette papers.

On February 17, 2004, NATC and Bollore filed a motion in the U.S. District Court for the Northern District of Texas, which had issued the original injunctions against the infringing defendants, seeking, with respect to respondents Adham Makki, Tarek Makki and Ali Makki, to have the $11.0 million judgment released from the forbearance agreement and to have the named respondents held in contempt of court. The motion alleged that the three respondents had trafficked in counterfeit ZIG-ZAG cigarette papers after the execution of the settlement, citing evidence that all three had been charged in the United States District Court for the Eastern District of Michigan with criminal violations of the United States counterfeiting laws by trafficking in counterfeit ZIG-ZAG cigarette papers, which trafficking occurred after the settlement agreement. On April 7, 2004, the Court held that the Respondents Adham Makki (and three of his companies), Tarek Makki, and Ali Makki had violated the Settlement Agreement and were in contempt of court. The Court released the $11 million judgment as to the forbearance agreement as to the Respondents and again referred the matter to the United States Attorney for criminal prosecution.

On April 13, 2004, the Court entered an order (the "Contempt 2 Order"), finding Ali Mackie, Tarek Makki, Adham Mackie and their companies Best Price Wholesale (the "Makki Defendants") and Harmony Brands LLC in civil contempt, freezing all of their assets, releasing the July 12, 2002 Final Judgment of $11.0 million from the forbearance agreement as to the Makki Defendants, and again referring the matter to the United States Attorney for Criminal Prosecution. Subsequent to the entry of the Contempt 2 Order, the Company settled with defendant Harmony Brands and its members for the amount of $750,000 and the entry of a permanent injunction. The Company is seeking to execute on the outstanding $11.0 million judgment against the remaining Makki Defendants and those efforts are currently underway.

Pursuant to the U.S. Distribution Agreement and a related agreement between Bollore and NATC, any collections on the judgments issued in the Bollore v. Import Warehouse case are to be divided evenly between Bollore and NATC after the payment of all expenses.

On February 7, 2002, Bollore, NAOC and NATC filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. NATC alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. On June 27, 2003, the Court found Import Warehouse and Mr. Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing ZIG-ZAG cigarette paper products. The Court requested that NATC and Bollore (NATC's co-plaintiff in the case) file a submission detailing the damages incurred. NATC and Bollore filed their submission on July 25, 2003 which reported and requested damages of $2.4 million.

On July 1, 2004, the Court issued an Order awarding approximately $2.5 million in damages to the Company for the damages incurred by the Company as a result of the Import Warehouse Defendants' civil contempt. On July 15, 2004, the Court entered a Final Judgment in that amount for which defendants Import Warehouse, Inc. and Ravi Bhatia are jointly and severally liable. The Import Warehouse Defendants filed a notice of appeal on July 29, 2004.


LITIGATION RELATED TO ALLEGED PERSONAL INJURY

Trial of the West Virginia complaints against the smokeless tobacco defendants has been postponed indefinitely, as described below. On October 6, 1998 NTC was served with a summons and complaint on behalf of 65 individual plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-240l). On November 13, 1998, NTC was served with a second summons and complaint on behalf of 18 plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). The complaints are identical in most material respects. In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. NTC is named in only one action. One Akers plaintiff alleged use of an NTC product, alleging lung cancer.

On September 14, 2000, NTC was served with a summons and complaint on behalf of 539 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Linda Adams, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-373 to 00-C-911). Only one of these plaintiffs alleged use of a product currently manufactured by NTC. The time period during which this plaintiff allegedly used the product has not yet been specified. Thus, it is not yet known whether NTC is a proper defendant in this case.

On September 19, 2000, NTC was served with a second summons and complaint on behalf of 561 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). A total of five of these plaintiffs alleged use of a product currently manufactured by NTC. One of these plaintiffs does not specify the time period during which the product was allegedly used. Another alleges use that covers, in part, a period when NTC did not manufacture the product. On motion by cigarette company defendants, this claim was dismissed on February 11, 2004, for failure to follow the case management order. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and NTC's Beech-Nut chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of Beech-Nut chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of NTC's Durango Ice chewing tobacco from 1990 to 2000 (although Durango Ice did not come onto the market until 1999).

In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 0l-C-482).

All of the West Virginia smokeless tobacco actions have been consolidated before the West Virginia Mass Litigation Panel for discovery and trial of certain issues. Trial of these matters was planned in two phases. In the initial phase, a trial was to be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed, however, in the cigarette cases the Court has allowed additional discovery.

The claims against NATC in the various consolidated West Virginia actions include negligence, strict liability, fraud in differing forms, conspiracy, breach of warranty and violations of the West Virginia consumer protection and antitrust acts. The complaints in the West Virginia cases request unspecified compensatory and punitive damages.

The manufacturers of smokeless tobacco products (as well as the manufacturers of cigarettes) moved to sever the claims against the smokeless tobacco manufacturer defendants from the claims against the cigarette manufacturer defendants. That motion was granted and the trial date on the smokeless tobacco claims has now been postponed indefinitely.

The trial court has now vacated the initial trial plan in its entirety because of concerns that its provisions violated the dictates of the United States Supreme Court's decision in State Farm Mutual Automobile Insurance Company v. Campbell, 538 U.S. 408 (2003). A new trial plan has not yet been implemented with regard to the consolidated claims against the cigarette manufacturer defendants. The claims against the smokeless tobacco manufacturer defendants remain severed and indefinitely stayed.

Minnesota Complaint. On September 24, 1999, NTC was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using NTC's (and, prior to the formation of NTC, Lorillard's) Beech-Nut brand and Pinkerton's Red Man brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. Plaintiff specifically requests in its complaint an amount of damages in excess of fifty thousand dollars ($50,000) along with costs, disbursements and attorneys' fees, and ". . . an order prohibiting defendants from disseminating in Minnesota further misleading advertising and making further untrue, deceptive and/misleading statements about the health effects and/or addictive nature of smokeless tobacco products. . . ."
After discovery, summary judgment motions were filed on behalf of all defendants. On March 3, 2003, the Court granted defendants' motions, dismissing all claims against all defendants and the Court has since denied the plaintiff's motion for reconsideration. Plaintiff has appealed the dismissal. Briefing has been completed. Oral argument before the Court of Appeals was held on February 11, 2004. On July 30, 2004, the Court of Appeals affirmed the dismissal of all of the claims.


14.  SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable segments. The smokeless tobacco segment manufactures smokeless tobacco products which are distributed primarily through wholesale and food distributors in the United States. The make-your-own segment imports and distributes premium cigarette papers and contract manufactures and distributes cigarette tobaccos and related products primarily through wholesale distributors in the United States. The premium cigarette segment distributes contract manufactured cigarettes through wholesale distributors in the United States.

The accounting policies of the segments are the same as those of the Company. Segment data includes a charge allocating all corporate costs to each operating segment. Eliminations and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses ("Adjusted EBITDA").

The table below presents financial information about reported segments for the three months and six months ended June 30, 2004 and 2003, respectively (in thousands):



         FOR THE                                     MAKE             PREMIUM
   THREE MONTHS ENDED:          SMOKELESS            YOUR           MANUFACTURED        ELIMINATIONS
      June 30, 2004              TOBACCO             OWN            CIGARETTES           AND OTHER           TOTAL
--------------------------    ---------------    ------------    -----------------    ----------------   ---------------
Net sales                     $       13,572     $    23,222     $            107     $           306    $       37,207
Operating income                       4,043           7,290               (1,111)                 (8)           10,214
Adjusted EBITDA                        3,258           8,864               (1,068)                  4            11,058
Assets                                71,592         279,409                3,407             (88,025)          266,383

      JUNE 30, 2003
--------------------------

Net sales                     $        9,396     $    20,855     $              -     $             -    $       30,251
Operating income                       2,190           7,942                    -                   -            10,132
Adjusted EBITDA                        2,691           8,092                    -                   -            10,783
Assets                                63,369         260,175                    -            (100,628)          222,916



         FOR THE                                     MAKE             PREMIUM
    SIX MONTHS ENDED:           SMOKELESS            YOUR           MANUFACTURED        ELIMINATIONS
      JUNE 30, 2004              TOBACCO             OWN            CIGARETTES           AND OTHER           TOTAL
--------------------------    ---------------    ------------    -----------------    ----------------   ---------------

Net sales                     $       25,550     $    33,064     $            123     $           575    $       59,312
Operating income                       5,880           5,274               (2,506)                (21)            8,627
Adjusted EBITDA                        6,926           7,927               (2,441)                 (1)           12,411
Assets                                71,592         279,409                3,407             (88,025)          266,383

      JUNE 30, 2003
--------------------------

Net sales                     $       17,618     $    26,882     $              -     $             -     $      44,500
Operating income                       3,768           5,812                    -                   -             9,580
Adjusted EBITDA                        4,869           6,112                    -                   -            10,981
Assets                                63,369         260,175                    -            (100,628)          222,916


The table set forth below is a reconciliation of the Company's Net income (loss) to Adjusted EBITDA for the three months and six months ended June 30, 2004 and 2003, respectively (in thousands):


                                                          FOR THE THREE MONTHS ENDED:        FOR THE SIX MONTHS ENDED:
                                                                   June 30                           June 30
                                                        --------------------------------   ------------------------------
                                                            2004              2003             2004             2003
                                                        --------------    --------------   -------------    -------------
Net income (loss)                                       $         812     $     (10,056)   $     (5,521)    $    (13,486)
Interest expense, net and amortization
  of deferred financing fees                                    8,479             4,671          17,019            9,313
Income tax expense (benefit)                                      498            (6,164)         (3,384)          (8,265)
Depreciation                                                      217               125             429              250
Other expense                                                     425            21,681             513           22,018
LIFO adjustment                                                   225               325             450              450
Stock option compensation expense                                 100                67             200              117
Postretirement/pension expense                                    302               134             598              584
Incentive payments in conjunction with reorganization               -                 -           2,107                -
                                                        --------------    --------------   -------------    -------------

Adjusted EBITDA                                         $      11,058     $      10,783    $     12,411     $     10,981
                                                        ==============    ==============   =============    =============


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company competes through its subsidiaries in three distinct markets: (1) the smokeless tobacco market; (2) the Make-Your-Own ("MYO") cigarette market; and
(3) the premium manufactured cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco sector, and the MYO cigarette market is comprised of the MYO premium cigarette papers sector and the MYO cigarette tobaccos and related products sector. The Company's subsidiaries manufacture and market loose leaf chewing tobacco, import and distribute MYO premium cigarette papers, contract manufacture and market MYO cigarette tobaccos and related products, and contract manufacture and market premium manufactured cigarettes. To date, the Company's operations relating to premium manufactured cigarettes continue in the development phase and have not been significant.


                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Net Sales. Net sales for the three months ended June 30, 2004 were $37.2 million, an increase of $6.9 million or 22.8% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $4.1 million or 43.2% from the corresponding period of the prior year, with $3.7 million of this increase resulting from the Stoker acquisition. Net sales were impacted favorably by a 5% price increase on the Company's premium brands which was instituted in the third quarter of 2003.

Net sales of the Company's MYO segment increased $2.4 million or 11.5% in comparison to the corresponding period of the prior year with $1.7 million of this increase relating to Stoker. Within the MYO segment, premium cigarette paper sales increased $0.9 million or 5.5% from the corresponding period of the prior year due to enhanced sales promotion activities. The MYO cigarette tobaccos and related products sales increased $1.5 million or 33.3% in comparison to the corresponding period of the prior year, with $1.7 million of such sales resulting from the Stoker acquisition.

Gross Profit. Gross profit for the three months ended June 30, 2004 totaled $20.1 million, an increase of $2.6 million or 14.9% from the corresponding period of the prior year, which relates principally to the acquisition of Stoker.

Gross profit of the smokeless tobacco segment increased $1.8 million or 38.3% from the corresponding period of the prior year due to increased sales primarily from the acquisition of Stoker. Gross margins for this segment decreased to 48.1% of net sales for the current period from 50.0% in the corresponding period of the prior year due principally to greater sales of lower margin Stoker value-oriented products coupled with higher manufacturing costs per case, resulting principally from an inventory reduction initiative, which were partially offset by the Company's price increase of approximately 5% taken in the third quarter of 2003.

Gross profit of the MYO segment for the current period increased $0.7 million or 5.5% in comparison to the corresponding period of the prior year. The gross margins of the MYO segment decreased to 58.2% of net sales for the current period in comparison to 61.5% for the corresponding period of the prior year. This decrease in gross margin was due principally to additional sales of the relatively lower margin Stoker MYO cigarette tobacco and related products and, to a lesser extent, a stronger Euro in comparison to the U.S. dollar.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended June 30, 2004 were $9.9 million, an increase of $2.5 million or 33.8% in comparison to the corresponding period of the prior year. Of this increase, $1.1 million related to the continuing development of the premium manufactured cigarette segment, $1.0 million related to Stoker's operations and $0.4 million related to legal and litigation expenses.

Interest Expense and Financing Costs. Interest expense and financing costs increased $3.8 million or 81.5% to $8.5 million for the three months ended June 30, 2004 as compared to the corresponding period of the prior year. This increase was due principally to higher average outstanding indebtedness resulting from the recapitalization and reorganization.

Other Expense. Other expense was $0.4 million for the three months ended June 30, 2004 as compared to an expense of $21.7 million during the corresponding period of the prior year. The expense in the prior year included $18.8 million associated with the verdict in the Illinois Complaint described below under Part II, Item 1, Legal Proceedings. Other expense in the current period was also reduced as a result of recoveries associated with counterfeiting litigation.

Income Tax Benefit (Expense). Income tax expense was $0.5 million for the three months ended June 30, 2004 compared to a tax benefit of $6.2 million for the corresponding period of the prior year due to the lower operating results in 2003. The effective income tax rate used for both periods was 38.0%.

Net Income (Loss). Due to the factors described above, net income for the three months ended June 30, 2004 was $0.8 million compared to a net loss of $10.1 million for the corresponding period of the prior year.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net Sales. Net sales for the six months ended June 30, 2004 were $59.3 million, an increase of $14.8 million or 33.3% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $7.9 million or 45.0% from the corresponding period of the prior year, with $7.4 of this increase resulting from the Stoker acquisition. The impact of a 3.1% volume decline in the Company's premium smokeless tobacco brands was partially offset by a price increase of approximately 5% instituted in the third quarter of 2003.

Net sales of the Company's MYO segment increased $6.2 million or 23.0% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales increased $2.2 million or 11.5% from the corresponding period of the prior year. This increase was due to higher premium cigarette paper sales resulting from enhanced sales promotion activities. The MYO cigarette tobacco and related products net sales increased by $4.0 million or 51.3% in comparison to the corresponding period of the prior year, with $3.8 million of that increase resulting from the Stoker acquisition.

Gross Profit. Gross profit for the six months ended June 30, 2004 totaled $30.0 million, an increase of $6.0 million or 25.0% from the corresponding period of the prior year due to the increase in net sales described above.

Gross profit of the smokeless tobacco segment increased $3.1 million or 34.4% from the corresponding period of the prior year resulting principally from the Stoker acquisition. Gross margins for this segment decreased to 47.3% of net sales for the current period from 51.1% in the corresponding period of the prior year due principally to greater sales of lower margin Stoker value-oriented products coupled with higher manufacturing costs per case, resulting principally from an inventory reduction initiative, which were partially offset by the Company's price increase of approximately 5% taken in the third quarter of 2003.

Gross profit of the MYO segment for the current period increased $2.8 million or 18.7%, as compared to the corresponding period of the prior year due primarily to the Stoker acquisition. The gross margins of the MYO segment decreased to 53.8% of net sales for the current period in comparison to 55.8% for the corresponding period of the prior year. This reduction in gross margin was due principally to additional sales of the relatively lower margin Stoker MYO cigarette tobacco and related products and, to a lesser extent, a stronger Euro in comparison to the U.S. dollar.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the six months ended June 30, 2004 were $21.4 million, an increase of $6.9 million or 47.6% compared to the corresponding period of the prior year. Of this increase, $2.6 million related to the continuing development of the premium manufactured cigarette segment, $2.1 related to employee incentive payments made in connection with the recapitalization and reorganization, and $2.0 million related to Stoker's operations.

Interest Expense and Financing Costs. Interest expense and financing costs were $17.0 million, an increase of $7.7 million or 82.8% for the six months ended June 30, 2004, as compared to the corresponding period of the prior year. This increase was due principally to higher average outstanding indebtedness resulting from the recapitalization and reorganization.

Other Expense. Other expense was $0.5 million for the six months ended June 30, 2004 as compared to $22.0 million during the corresponding period of the prior year. The amount relating to 2003 resulted from the expensing of costs of $2.9 million associated with the termination of the Star Cigarette Asset Purchase Agreement and $18.8 million associated with the verdict in the Illinois Complaint described below under Part II, Item 1, Legal Proceedings.

Income Tax Benefit (Expense). Income tax benefit was $3.4 million for the six months ended June 30, 2004 compared to a benefit of $8.3 million for the corresponding period of the prior year due primarily to the other expense of $22.0 million, described above. The effective income tax rate for both periods was 38.0%.

Net Income (Loss). Due to the factors described above, the net loss for the six months ended June 30, 2004 was $5.5 million compared to a net loss of $13.5 million for the corresponding period of the prior year.

                           LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2004, working capital was $42.9 million compared to $34.4 million at December 31, 2003. The higher working capital position was the result of the refinancing of the revolving credit facility, increased inventories relating to projected sales volumes and higher net cash balances, partially offset by increased accrued liabilities relating principally to accrued interest. NATC expects to be able to fund its seasonal working capital requirements through its operating cash flows and, if needed, bank borrowings under the revolving credit facility. As of June 30, 2004, NATC had additional availability of $25.8 million under its committed $50.0 million Senior Revolving Credit Facility.

For the six months ending June 30, 2004, capital expenditures amounted to approximately $0.6 million. The Company believes that its capital expenditure requirements for 2004 will be approximately $6.0 million due to the consolidation of its manufacturing locations.

The Company believes that it will be able to fund its capital expenditure requirements from operating cash flows and, if needed, borrowings its Senior Revolving Credit Facility, should be adequate to satisfy its reasonably foreseeable operating capital requirements.

On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of the New Senior Notes, (2) the entering into by NATC of the Senior Revolving Credit Facility, (3) the concurrent sale of the Company Notes and (5) the repayment of $30.7 million in notes payable relating principally to the acquisition of Stoker, Inc. (see Note 11).

The New Senior Notes are senior unsecured obligations of NATC and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. Each of NATC's existing subsidiaries jointly and severally guarantees the New Senior Notes on a senior unsecured basis. Each of NATC's future subsidiaries (other than those designated unrestricted subsidiaries) will jointly and severally guarantee the New Senior Notes on a senior unsecured basis. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the New Senior Notes.

On and after March 1, 2008, the New Senior Notes will be redeemable, at NATC's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


         YEAR                                REDEMPTION PRICE
         ----                                ----------------
         2008                                      104.625%
         2009                                      102.313%
         2010 and thereafter                       100.000%

In addition, prior to March 1, 2008, NATC may redeem the New Senior Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the New Senior Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

Further, at any time prior to March 1, 2007, NATC may, at its option, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net cash proceeds of one or more equity offerings by the Company or NATC, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes issued under the Indenture remains outstanding. In order to affect the foregoing redemption with the proceeds of any equity offering, NATC shall make such redemption not more than 60 days after the consummation of any such equity offering.

Concurrently with the offering of the New Senior Notes, the Company issued $97.0 million aggregate amount at maturity of the Company Notes. The net proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to NATC. The Company Notes are the Company's senior obligations and are unsecured. Prior to March 1, 2008, interest will accrue on the Company Notes in the form of an increase in the accreted value of the Company Notes. Thereafter, cash interest on the Company notes will accrue and be payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2008, at a rate of 12 1/4% per annum. The Company Notes were issued with an initial accreted value of $618.66 per $1,000 principal amount of maturity of Company Notes. The accreted value of each Company Note will increase from the date of issuance until March 1, 2008, at a rate of 12 1/4% per annum, compounded semi-annually reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity of each Company Note on March 1, 2008. The Company Notes are not guaranteed by NATC or any of its subsidiaries and are structurally subordinated to all of NATC and its subsidiaries' obligations, including the New Senior Notes and the Senior Revolving Credit Facility. The Company is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Company Notes.

On and after March 1, 2009, the Company Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount at maturity), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


         YEAR                              REDEMPTION PRICE
         ----                              ----------------

         2009                                    106.125%
         2010                                    104.083%
         2011                                    102.042%
         2012 and thereafter                     100.000%

In addition, prior to March 1, 2009, the Company may redeem the Company Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the accreted value of the Company Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

Further, at any time prior to March 1, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the Company Notes with the net cash proceeds of one or more equity offerings by the Company or NATC, subject to certain conditions, at a redemption price equal to 106.125% of the accreted value thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount at maturity of the Company Notes issued under the Indenture remains outstanding. In order to effect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 60 days after the consummation of any such equity offering.

The Company is dependent on NATC's cash flows to service its debt. The amount of cash interest to be paid during the next five years is as follows: $0 in each of 2004, 2005, 2006, 2007 and March 1, 2008; $5,941 payable on September 1, 2008 and $5,941 payable on each of March 1 and September 1 thereafter until maturity.

In connection with the refinancing, NATC also amended and restated its Old Senior Credit Facility, entering into the new Senior Revolving Credit Facility of $50.0 million (reducing to $40.0 million in August 2005) with Bank One, N.A., as agent (the "Agent Bank"), and LaSalle Bank, National Association. The credit agreement (the "New Credit Agreement") governing the Senior Revolving Credit Facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. NATC intends to use the Senior Revolving Credit Facility for working capital and general corporate purposes. As of June 30, 2004, NATC had borrowed $24.2 million under the Senior Revolving Credit Facility. As of December 31, 2003, NATC had borrowed $6.3 million under the Old Senior Credit Facility.

Indebtedness under the New Credit Agreement is guaranteed by each of NATC's current and future direct and indirect subsidiaries, and is secured by a first perfected lien on substantially all of NATC's and its direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interests and intercompany notes held by NATC and each of its subsidiaries.

Each advance under the New Credit Agreement will bear interest at variable rates plus applicable margins, based, at NATC's option, on either the prime rate or LIBOR. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, NATC will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt. As of June 30, 2004, the weighted average interest rate on borrowings under the New Credit Agreement was approximately 4.3%.

Under the New Credit Agreement, NATC is required to pay an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis, on the undrawn and unused portion of the credit facility.

The New Credit Agreement requires NATC and its subsidiaries to meet certain financial tests: a minimum consolidated adjusted EBITDA for the six months ending June 30, 2004 and nine months ending September 30, 2004 and beginning December 31, 2004, a four-quarter rolling minimum fixed charge coverage ratio, as defined in the New Credit Agreement. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Credit Agreement requires that certain members of executive management remain active in the day-to-day operation and management of NATC and its subsidiaries during the term of the facility.

The New Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

The following table summarizes the Company's contractual cash obligations, excluding interest expenses, at February 17, 2004, after giving effect to the refinancing of NATC's existing debt and preferred stock (in thousands):




      CONTRACTUAL CASH                                   LESS                                              AFTER
         OBLIGATIONS                  TOTAL           THAN 1 YEAR       1-3 YEARS       4-5 YEARS         5 YEARS
------------------------------    ---------------    --------------    ------------    ------------    --------------

Senior Discount Notes             $       62,762     $           -     $         -     $         -     $      62,762

New Senior Notes                  $      200,000     $           -     $         -     $         -     $     200,000

Senior Revolving Credit Facility          24,200                 -          24,200               -                 -

Operating leases                           3,768               680           1,120             615             1,353
                                  ---------------    --------------    ------------    ------------    --------------

                                  $      290,730     $         680     $    25,320     $       615     $     264,115
                                  ===============    ==============    ============    ============    ==============


The Company believes that its operating cash flows, together with the Senior Revolving Credit Facility, should be adequate to satisfy its reasonably foreseeable operating capital requirements.


FORWARD-LOOKING STATEMENTS

The Company cautions the reader that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could effect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes; competitive pressures; prevailing changes in consumer preferences; consumer acceptance of new product introductions and other marketing initiatives; market acceptance of the Company's distribution programs; access to sufficient quantities of raw material or inventory to meet any sudden increase in demand; disruption to historical wholesale ordering patterns; product liability litigation; and any disruption in access to capital necessary to achieve the Company's business strategy.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have not been any significant changes with respect to quantitative and qualitative disclosures about market risk from that previously disclosed in NATC's Form 10-K for the year ended December 31, 2003.


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

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2004.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

LITIGATION WITH REPUBLIC TOBACCO

On July 15, 1998, North Atlantic Operating Company, Inc. ("NAOC) and National Tobacco Company, L.P. ("NTC") filed a complaint (the "Kentucky Complaint") against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own ("RYO") premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC's point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

On June 30, 1998, Republic Tobacco filed a complaint against NATC, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on NATC after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to NATC's claims. In addition, the Illinois Complaint alleges that certain actions taken by NATC to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that NATC has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic sought unspecified compensatory damages, injunctive relief and attorneys fees and costs.

On October 20, 2000, Republic Tobacco filed a motion to dismiss, stay, or transfer the Kentucky Complaint to the Illinois Court. On December 19, 2000, the Court denied Republic Tobacco's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic Tobacco may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file. The Kentucky complaint is still on file.

Prior to the completion of discovery, the Court dismissed Republic Tobacco's antitrust claims against NATC. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both NATC and Republic Tobacco and its affiliates, except for Republic Tobacco's claim of defamation per se against NATC, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief. In February 2003, the District Court granted Republic's motion for summary judgment on NATC's counterclaim that Republic tortuously interfered with NATC's business relationships and economic advantage. The only claim that remained to be tried was Republic's Lanham Act claim and damages on the defamation claim on which the Court previously ruled that Republic could only obtain equitable relief if successful.

On July 8, 2003, following a four-day trial, an Illinois jury returned a verdict in favor of Republic on the defamation claims of $8.4 million in general damages and $10.2 million in punitive damages, for a total damage award of $18.6 million. NATC recorded an $18.8 million charge during the second quarter 2003 relating to this transaction. NATC filed post-trial motions for a new trial and, in the alternative, for a reduction of the awards. On August 1, 2003, NATC posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million senior secured term loan pursuant to a July 31, 2003 amendment to NATC's existing credit facility. On November 20, 2003, the court ruled that the awards were excessive and reduced the awards by approximately 60%, with the award of compensatory damages being reduced to $3.36 million and the award of punitive damages being reduced to $4.08 million, for a total of $7.44 million. On December 18, 2003, Republic accepted these reduced awards. NATC reversed $11.16 million during the fourth quarter 2003 due to this court ruling.

On January 8, 2004, NATC appealed the final judgment, including the finding of liability in this case as well as the amount of the award. Republic filed a cross appeal seeking reinstatement of the original jury damage award. There can be no assurance that NATC will prevail on the appeal or that Republic will not prevail on its cross appeal.

Oral arguments were held on June 17, 2004, and a decision is pending.

The Company believes that Republic's request to have the judgment reinstated to its original amount is unsupported by the law and contrary to controlling principles of constitutional law and will vigorously contest Republic's cross-appeal. Although NATC believes that it should prevail on Republic's cross-appeal, no assurance can be given. The reinstatement of the original judgment would have a material adverse effect on the Company's results.

LITIGATION RELATED TO COUNTERFEITING

Texas Infringing Products Litigation. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, NATC's Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and NATC have negotiated settlements with all defendants. These defendants included Import Warehouse, Ravi Bhatia, Tarek Makki and Adham Makki. Those settlements included a consent injunction against distribution of infringing or counterfeit goods.

On May 18, 2001, NATC, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined (including Tarek Makki and Adham Makki) from selling infringing or counterfeit ZIG-ZAG brand products in the Bollore S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court, and enjoined the additional new defendants, including Ali Makki, from selling infringing or counterfeit ZIG-ZAG premium cigarette papers.

NATC entered into a settlement with the defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11.0 million from the civil contempt order and an agreement to forbear from enforcing that $11.0 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants, Tarek Makki and Adham Makki, also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing ZIG-ZAG premium cigarette papers.

On February 17, 2004, NATC and Bollore filed a motion in the U.S. District Court for the Northern District of Texas, which had issued the original injunctions against the infringing defendants, seeking, with respect to respondents Adham Makki, Tarek Makki and Ali Makki, to have the $11.0 million judgment released from the forbearance agreement and to have the named respondents held in contempt of court. The motion alleged that the three respondents had trafficked in counterfeit ZIG-ZAG cigarette papers after the execution of the settlement, citing evidence that all three had been charged in the United States District Court for the Eastern District of Michigan with criminal violations of the United States counterfeiting laws by trafficking in counterfeit ZIG-ZAG cigarette papers, which trafficking occurred after the settlement agreement. On April 7, 2004, the Court held that the Respondents Adham Makki (and three of his companies), Tarek Makki, and Ali Makki had violated the Settlement Agreement and were in contempt of court. The Court released the $11 million judgment as to the forbearance agreement as to the Respondents and again referred the matter to the United States Attorney for criminal prosecution.

On April 13, 2004, the Court entered an order (the "Contempt 2 Order"), finding Ali Mackie, Tarek Makki, Adham Mackie and their companies Best Price Wholesale (the "Makki Defendants") and Harmony Brands LLC in civil contempt, freezing all of their assets, releasing the July 12, 2002 Final Judgment of $11.0 million from the forbearance agreement as to the Makki Defendants, and again referring the matter to the United States Attorney for Criminal Prosecution. Subsequent to the entry of the Contempt 2 Order, the Company settled with defendant Harmony Brands and its members for the amount of $750,000 and the entry of a permanent injunction. The Company is seeking to execute on the outstanding $11.0 million judgment against the remaining Makki Defendants and those efforts are currently underway.

Pursuant to the U.S. Distribution Agreement and a related agreement between Bollore and NATC, any collections on the judgments issued in the Bollore v. Import Warehouse case are to be divided evenly between Bollore and NATC after the payment of all expenses.

On February 7, 2002, Bollore, NAOC and NATC filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. NATC alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. On June 27, 2003, the Court found Import Warehouse and Mr. Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing ZIG-ZAG cigarette paper products. The Court requested that NATC and Bollore (NATC's co-plaintiff in the case) file a submission detailing the damages incurred. NATC and Bollore filed their submission on July 25, 2003 which reported and requested damages of $2.4 million.

On July 1, 2004, the Court issued an Order awarding approximately $2.5 million in damages to the Company for the damages incurred by the Company as a result of the Import Warehouse Defendants' civil contempt. On July 15, 2004, the Court entered a Final Judgment in that amount for which defendants Import Warehouse, Inc. and Ravi Bhatia are jointly and severally liable. The Import Warehouse Defendants filed a notice of appeal on July 29, 2004.


LITIGATION RELATED TO ALLEGED PERSONAL INJURY

Trial of the West Virginia complaints against the smokeless tobacco defendants has been postponed indefinitely, as described below. On October 6, 1998 NTC was served with a summons and complaint on behalf of 65 individual plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-240l). On November 13, 1998, NTC was served with a second summons and complaint on behalf of 18 plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). The complaints are identical in most material respects. In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. NTC is named in only one action. One Akers plaintiff alleged use of an NTC product, alleging lung cancer.

On September 14, 2000, NTC was served with a summons and complaint on behalf of 539 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Linda Adams, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-373 to 00-C-911). Only one of these plaintiffs alleged use of a product currently manufactured by NTC. The time period during which this plaintiff allegedly used the product has not yet been specified. Thus, it is not yet known whether NTC is a proper defendant in this case.

On September 19, 2000, NTC was served with a second summons and complaint on behalf of 561 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). A total of five of these plaintiffs alleged use of a product currently manufactured by NTC. One of these plaintiffs does not specify the time period during which the product was allegedly used. Another alleges use that covers, in part, a period when NTC did not manufacture the product. On motion by cigarette company defendants, this claim was dismissed on February 11, 2004, for failure to follow the case management order. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and NTC's Beech-Nut chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of Beech-Nut chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of NTC's Durango Ice chewing tobacco from 1990 to 2000 (although Durango Ice did not come onto the market until 1999).

In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 0l-C-482).

All of the West Virginia smokeless tobacco actions have been consolidated before the West Virginia Mass Litigation Panel for discovery and trial of certain issues. Trial of these matters was planned in two phases. In the initial phase, a trial was to be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed, however, in the cigarette cases the Court has allowed additional discovery.

The claims against NATC in the various consolidated West Virginia actions include negligence, strict liability, fraud in differing forms, conspiracy, breach of warranty and violations of the West Virginia consumer protection and antitrust acts. The complaints in the West Virginia cases request unspecified compensatory and punitive damages.

The manufacturers of smokeless tobacco products (as well as the manufacturers of cigarettes) moved to sever the claims against the smokeless tobacco manufacturer defendants from the claims against the cigarette manufacturer defendants. That motion was granted and the trial date on the smokeless tobacco claims has now been postponed indefinitely.

The trial court has now vacated the initial trial plan in its entirety because of concerns that its provisions violated the dictates of the United States Supreme Court's decision in State Farm Mutual Automobile Insurance Company v. Campbell, 538 U.S. 408 (2003). A new trial plan has not yet been implemented with regard to the consolidated claims against the cigarette manufacturer defendants. The claims against the smokeless tobacco manufacturer defendants remain severed and indefinitely stayed.

Minnesota Complaint. On September 24, 1999, NTC was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using NTC's (and, prior to the formation of NTC, Lorillard's) Beech-Nut brand and Pinkerton's Red Man brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. Plaintiff specifically requests in its complaint an amount of damages in excess of fifty thousand dollars ($50,000) along with costs, disbursements and attorneys' fees, and ". . . an order prohibiting defendants from disseminating in Minnesota further misleading advertising and making further untrue, deceptive and/misleading statements about the health effects and/or addictive nature of smokeless tobacco products. . . ."
After discovery, summary judgment motions were filed on behalf of all defendants. On March 3, 2003, the Court granted defendants' motions, dismissing all claims against all defendants and the Court has since denied the plaintiff's motion for reconsideration. Plaintiff has appealed the dismissal. Briefing has been completed. Oral argument before the Court of Appeals was held on February 11, 2004. On July 30, 2004, the Court of Appeals affirmed the dismissal of all of the claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        a.     Exhibits

        99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

        b.     Reports on Form 8-K.

       (i)     None



                                   SIGNATURES


           The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORTH ATLANTIC HOLDING COMPANY, INC.


Date:    August 16, 2004             /s/ Thomas F. Helms, Jr.
                                     -------------------------------------------
                                     Thomas F. Helms, Jr.
                                     Chief Executive Officer

                                     /s/ David I. Brunson
                                     -------------------------------------------
                                     David I. Brunson
                                     Chief Financial Officer

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

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: August 16, 2004


/s/ Thomas F. Helms, Jr.
--------------------------------
Name:    Thomas F. Helms, Jr.
Title:   Chief Executive Officer

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

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: August 16, 2004

/s/ David I. Brunson
--------------------------------
Name:    David I. Brunson
Title:   Chief Financial Officer