Form 10-K/A
period 2004-12-31
North Atlantic Holding Company, Inc.
filed 2005-04-04
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment is being filed to include the signature of PricewaterhouseCoopers LLP, independent registered public accounting firm, in its report included in Part II, Item 8, which signature was inadvertently omitted in the original filing, and to make certain changes to such report and to the Notes to the Company’s Consolidated Financial Statements included in Part II, Item 8. The entirety of Part II, Item 8, as amended, is included in this Form 10-K/A, as are new Exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of the filing of this Form 10-K/A.

PART II

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

Date: April 1, 2005

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, it is probable that, absent obtaining additional capital investment, a waiver or a refinancing, a subsidiary of the Company will fail to meet a financial covenant requirement for its revolving debt agreement due to its financial performance. Not meeting this requirement would permit the lenders to demand immediate repayment in full, which would then permit holders of the Company’s Senior Discount Notes and North Atlantic Trading Company, Inc.’s New Senior Notes to also demand immediate repayment. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/    PricewaterhouseCoopers LLP

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

Basis of Presentation: The financial statements of the Company include the results of operations, cash flows and changes in shareholders’ equity of the Company, its NATC subsidiary and all other subsidiaries for all periods presented.

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

The fourth quarters of 2004, 2003 and 2002 included adjustments to increase the LIFO expense and decrease pre-tax income by approximately $2.1 million, $1.9 million and $0.4 million, respectively. The fourth quarter of 2004 also included adjustments to decrease pension/postretirement benefit expense by approximately ($0.2) million. The fourth quarter of 2003 also included adjustments to increase the postretirement benefits expense by approximately $1.1 million, as a result of year-end actuarial computations.

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

Other Employment Matters

The Company may, from time to time, have claims from and make settlements with former officers or employees.

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the “Brunson Employment Agreement”) was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425,000, which was paid within ten business days after January 19, 2005, and an additional $425,000 payable within the next 12 months. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc. that was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of the Company at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. During the first quarter of 2005, the Company expects to record approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vest in full as of the date of such termination.

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