Form 10-Q
period 2005-03-31
North Atlantic Holding Company, Inc.
filed 2005-05-16
CIK 1290677

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005 or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                        Commission File Number 333-115587


                      NORTH ATLANTIC HOLDING COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                 20-0709285
    -------------------------------                 -------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

 257 Park Avenue South, New York, New York             10010-7304
 ------------------------------------------            ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 589,176 shares of common stock, $.01 par value, as of May 12, 2005.

PART I
FINANCIAL INFORMATION

Item 1.  Financial  Statements

NORTH  ATLANTIC  HOLDING  COMPANY,  INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)


                                                                        March 31,               December 31,
                                                                           2005                    2004
                                                                           ----                    ----
Current assets:
   Cash                                                               $        427            $       2,347
   Accounts receivable, net                                                  7,404                    7,839
   Inventories                                                              37,342                   37,959
   Other current assets                                                      3,786                    5,861
                                                                      -------------           --------------

      Total current assets                                                  48,959                   54,006

Property, plant and equipment, net                                          11,280                   10,771

Deferred financing costs                                                    12,478                   13,105

Goodwill                                                                   128,697                  128,697

Other intangible assets, net                                                10,182                   10,293

Other assets                                                                16,481                   15,526
                                                                      -------------           --------------

      Total assets                                                    $    228,077            $     232,398
                                                                      =============           ==============

Current liabilities:
   Accounts payable                                                   $      3,486            $       7,005
   Accrued expenses                                                          5,421                    4,642
   Accrued interest expense                                                  1,696                    6,274
   Deferred income taxes                                                         -                        -
   Revolving credit facility                                                21,900                   14,500
                                                                      -------------           --------------

      Total current liabilities                                             32,503                   32,421

Notes payble and long-term debt                                            268,600                  266,622
Deferred income taxes                                                            -                        -
Postretirement benefits                                                      6,026                    6,061
Pension benefits and other long-term liabilities                             4,095                    4,013
                                                                      -------------           --------------

      Total liabilities                                                    311,224                  309,117
                                                                      -------------           --------------

Stockholders' Deficit:
   Common stock, voting, $.01 par value authorized shares,
     750,000; issued shares, 591,343, outstanding shares, 589,176, shares held in treasury, 2,167 in 2005; and issued and
     outstanding, 591,343 in 2004                                                6                        6
   Additional paid-in capital                                                5,322                    5,291
   Loans to stockholders for stock purchase                                   (100)                     (99)
   Accumulated other comprehensive income (loss)                            (1,351)                  (1,351)
   Accumulated deficit                                                     (87,024)                 (80,566)
                                                                      -------------           --------------

      Total stockholders' deficit                                          (83,147)                 (76,719)
                                                                      -------------           --------------

      Total liabilities and stockholders' deficit                     $    228,077            $     232,398
                                                                      =============           ==============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY,  INC. AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS
(in  thousands except per share amounts)
(unaudited)

                                                                  Three months                Three months
                                                                      Ended                       Ended
                                                                 March 31, 2005               March 31, 2004
                                                               ------------------           -----------------
Net sales                                                      $          27,347            $          22,105

Cost of sales                                                             13,154                       12,252
                                                               ------------------           ------------------

   Gross profit                                                           14,193                        9,853

Selling, general and administrative expenses                              10,435                       11,439
Restructuring charges                                                      1,896                            -
                                                               ------------------           ------------------

   Operating income (loss)                                                 1,862                       (1,586)

Interest expense and financing costs, net                                  7,550                        8,539
Other expense                                                                770                           88
                                                               ------------------           ------------------

   Income (loss) before income tax expense (benefit)                      (6,458)                     (10,213)

Income tax expense (benefit)                                                   -                       (3,881)
                                                               ------------------           ------------------

   Net income (loss)                                                      (6,458)                      (6,332)

Preferred stock dividends                                                      -                       (1,613)
                                                               ------------------           ------------------

   Net income (loss) applicable to common shares               $          (6,458)           $          (7,945)
                                                               ==================           ==================

Basic and Diluted earnings per common share:
   Net income (loss)                                           $          (10.95)           $          (11.72)

   Preferred stock dividends                                                   -                        (2.98)
                                                               ------------------           ------------------

   Net income (loss) applicable to common shares               $          (10.95)           $          (14.70)
                                                               ==================           ==================

Common stock dividends                                         $               -            $          (4,884)
                                                               ==================           ==================

Basic and Diluted earnings per common share:
   Common stock dividends                                      $               -            $           (9.04)
                                                               ==================           ==================


Weighted average common shares outstanding:
   Basic                                                                   589.6                        540.4
   Diluted                                                                 589.6                        540.4

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                    Three months                   Three months
                                                                        Ended                          Ended
                                                                    March 31, 2005                 March 31, 2004
                                                                  ------------------             -----------------

Cash flows from operating activities:
Net income (loss)                                                 $        (6,458)              $        (6,332)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
   Depreciation                                                               217                           212
   Amortization of other intangible assets                                    111                           110
   Amortization of deferred financing costs                                   628                           687
   Amortization of interest on senior discount notes                        1,978                           963
   Deferred income taxes                                                        -                        (4,063)
   Stock compensation expense                                                  30                           100
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                435                         4,930
      Inventories                                                             617                        (4,582)
      Other current assets                                                  2,075                         1,052
      Other assets                                                           (955)                          (64)
      Accounts payable                                                     (3,519)                       (2,311)
      Accrued pension liabilities                                              82                          (548)
      Accrued postretirement liabilities                                      (35)                          416
      Accrued expenses and other                                           (3,799)                        6,637
                                                                  ----------------              ----------------


      Net cash provided by (used in) operating activities                  (8,593)                       (2,793)
                                                                  ----------------              ----------------

Cash flows from investing activities:
   Capital expenditures                                                      (726)                         (182)
   Restricted cash                                                              -                      (160,162)
   Goodwill                                                                     -                           (38)
                                                                  ----------------              ----------------

      Net cash provided by (used in) investing activities                    (726)                     (160,382)
                                                                  ----------------              ----------------

Cash flows from financing activities:
   Proceeds from revolving credit facility                                  7,400                        14,100
   Proceeds from issuance of new senior notes, net                              -                       200,000
   Proceeds from issuance of senior discount notes                              -                        60,010
   Payment of financing costs                                                   -                        (9,420)
   Payments on notes payable                                                    -                       (30,686)
   Redemption of preferred stock                                                -                       (65,080)
   Preferred stock cash dividends                                               -                        (1,613)
   Proceeds from issuance of common stock                                       -                             1
   Net loans to stockholders for stock purchases                               (1)                            -
                                                                  ----------------              ----------------

      Net cash provided by (used in) financing activities                   7,399                       167,312
                                                                  ----------------              ----------------

      Net increase (decrease) in cash                                      (1,920)                        4,137

Cash, beginning of period                                                   2,347                           304
                                                                  ----------------              ----------------

Cash, end of period                                               $           427               $         4,441
                                                                  ================              ================

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

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, accordingly, do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with North Atlantic Holding Company, Inc.'s (the "Company") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been recorded and were of a normal and recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

These condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. On February 9, 2004, North Atlantic Trading Company, Inc. a Delaware corporation ("NATC"), consummated a holding company reorganization whereby the Company became the parent company of NATC. The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated February 9, 2004, among NATC, the Company and NATC Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub").

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

Subsequently, the Company issued 49,523 shares of Company Common Stock upon the exercise of certain warrants pursuant to a Warrant Agreement (the "Warrant Agreement"), dated June 25, 1997, between the Company (as assignee to the NATC's rights and obligations under the Warrant Agreement) and The Bank of New York, as warrant agent (as successor to the United States Trust Company of New York). As of March 31, 2005, (i) 591,343 shares of the Company Common Stock were issued and 589,176 were outstanding; and (ii) ten (10) shares of NATC Common Stock were issued and outstanding.

2.   RECAPITALIZATION AND REORGANIZATION:

On February 9, 2004, NATC consummated its general corporate reorganization in which the Company was created and became the parent company of NATC. On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock and the Company issued senior discount notes as part of the refinancing. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by NATC (the "New Senior Notes"), (2) the entering into by NATC of an amended and restated loan agreement (the "New Credit Agreement") that provided a $50.0 million senior secured revolving credit facility (the "Senior Revolving Credit Facility") and
(3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Company (the "Company Notes"). Both the New Senior Notes and the Company Notes were offered pursuant to Rule l44A and Regulation S under the Securities Act of 1933, as amended.

Concurrently with the closing of the refinancing, NATC also called for the redemption all of its outstanding 11% senior notes due 2004 (the "Old Senior Notes"), in accordance with the terms of the indenture governing such notes, at the applicable redemption price of 100.0% of the principal amount of $155.0 million, plus interest accrued to the redemption date of April 2, 2004.

The proceeds from the offering of the New Senior Notes, along with borrowings under the Senior Revolving Credit Facility (see Notes 6 and 7) and the proceeds from the concurrent offering of the Company Notes were used to (1) repay $36.6 million outstanding borrowings under the existing senior credit facility (the "Old Senior Credit Facility"), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc., (2) redeem NATC's Old Senior Notes, (3) redeem NATC's existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $4.9 million pro rata distribution to stockholders of the Company and make a distribution to certain holders of warrants of the Company, (5) make $2.1 million in incentive payments to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.

The New Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a change in control and judgment defaults.

As of December 31, 2004 NATC would have failed to meet its original required minimum fixed charge coverage ratio covenant for the period then ended due to its operating results in 2004. This would have represented an event of default under the terms of the New Credit Agreement. This covenant, however, was eliminated pursuant to the March 30, 2005 amendment to the New Credit Agreement. On January 19, 2005, the New Credit Agreement was amended to reduce the revolving credit facility to $35.0 million.

The March 30, 2005 amendment to the New Credit Agreement modified the fixed charge coverage ratio covenant, which now applies only to quarters ending June 30, 2005 and thereafter, and the minimum consolidated adjusted EBITDA covenant, which now applies only to quarters ending from June 30, 2004 through March 31, 2005. The fixed charge coverage ratio definition was also amended to include any future cash equity contributions to NATC. In addition, the amendment changed the New Credit Agreement maturity date from February 28, 2007 to January 31, 2006.

3.   RESTRUCTURING:

In January 2005, the Company engaged the management consulting firm of Alvarez and Marsal, LLC ("A&M") to identify the potential for performance improvement opportunities, and to provide for the services of Douglas P. Rosefsky as Chief Financial Officer.

For the three months ended March 31, 2005, total restructuring charges amounted to approximately $1.9 million, including, but not limited to, severance and separation expenses and A&M fees.

In April 2005, the Company appointed Douglas P. Rosefsky (formally Chief Financial Officer) as President and Chief Executive Officer, Thomas F. Helms, Jr. (formally Chairman of the Board of Directors, President and Chief Executive Officer) as Chairman of the Board of Directors, and Brian C. Harriss as Chief Financial Officer.


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION: For the three months ended March 31, 2005, the condensed consolidated financial statements include the accounts of the Company and its subsidiaries. For the three months ended March 31, 2004, the condensed consolidated statement of operations includes the accounts of the Company from inception (February 9, 2004) through March 31, 2004 and the accounts of NATC and its subsidiaries for January 1, 2004 through March 31, 2004. All significant intercompany accounts have been eliminated.

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1.1 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. During April 2005, approximately $3.4 million relating to 2004 sales was deposited. As of March 31, 2005 and December 31, 2004, the Company has recorded approximately $14.2 million and $13.2 million, respectively, in Other assets. For the three months ended March 31, 2005, approximately $1.0 million relating to 2005 sales was recorded in Other assets.

COMPREHENSIVE INCOME: The Company's Comprehensive income for the three months ended March 31, 2005 and 2004 is equal to the Company's Net income (loss) for the respective periods.


5.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method for approximately 97% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

For the three months ended March 31, 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2004 purchases, the effect of which increased cost of goods sold and decreased net income by approximately $0.4 million.

The components of inventories are as follows (in thousands):

                                                03/31/05            12/31/04
                                             --------------      -------------
Raw materials and work in process            $       4,139       $      4,246
Leaf tobacco                                         7,631              7,878
Finished goods - loose leaf tobacco                  3,458              3,069
Finished goods - MYO products                        8,121              8,539
Other                                                2,153              2,163
                                             --------------      -------------

                                                    25,502             25,895
LIFO reserve                                        11,840             12,064
                                             --------------      -------------
                                             $      37,342       $     37,959
                                             ==============      =============


6.   COMPANY NOTES AND NEW SENIOR NOTES

The Company Notes and New Senior Notes are as follows (in thousands):


                                                3/31/05           12/31/04
                                           -------------      -------------
Company Notes                                  $ 68,600           $ 66,622
New Senior Notes                                200,000            200,000
                                           -------------      -------------
                                               $268,600           $266,622
                                           =============      =============

On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of the New Senior Notes, (2) the entering into by NATC of the Senior Revolving Credit Facility, (3) the concurrent sale of the Company Notes and (4) the repayment of $30.7 million in debt relating principally to the acquisition of Stoker, Inc.

The New Senior Notes are senior unsecured obligations of NATC and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum, payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. Each of NATC's existing subsidiaries jointly and severally guarantees the New Senior Notes on a senior unsecured basis. Each of NATC's future subsidiaries (other than those designated unrestricted subsidiaries) will jointly and severally guarantee the New Senior Notes on a senior unsecured basis. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the New Senior Notes.

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

Further, at any time prior to March 1, 2007, NATC may, at its option, subject to meeting certain requirements in the New Credit Agreement, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net cash proceeds of one or more equity offerings by the Company or NATC, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes remains outstanding. In order to affect the foregoing redemption with the proceeds of any equity offering, NATC shall make such redemption not more than 60 days after the consummation of any such equity offering.

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

Further, at any time prior to March 1, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the Company Notes with the net cash proceeds of one or more equity offerings by the Company or NATC, subject to certain conditions, at a redemption price equal to 112.250% of the accreted value thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount at maturity of the Company Notes remains outstanding. In order to affect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 60 days after the consummation of any such equity offering.

The Company is dependent on NATC's cash flows to service its debt. The amount of cash interest to be paid during the next five years is as follows: $0 in each of 2005, 2006, 2007 and March 1, 2008; $5,941 payable on September 1, 2008 and
$5,941 payable on each of March 1 and September 1 thereafter until maturity.

7.   SENIOR REVOLVING CREDIT FACILITY

In connection with the refinancing, NATC also amended and restated its Old Senior Credit Facility, resulting in a new $50.0 million (reducing to $40.0 million in August 2005) Senior Revolving Credit Facility with Bank One, N.A., as agent (the "Agent Bank"), and LaSalle Bank, National Association. The New Credit Agreement governing the new Senior Revolving Credit Facility includes a letter of credit sublimit of $25.0 million and matures three years from the closing date. NATC intends to use the Senior Revolving Credit Facility for working capital and general corporate purposes. On January 19, 2005, the New Credit Agreement was amended to reduce the Senior Revolving Credit Facility to $35.0 million. As of March 31, 2005 and December 31, 2004, NATC had borrowed $21.9 million and $14.5 million, respectively under the Senior Revolving Credit Facility.

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

Each advance under the New Credit Agreement will bear interest at variable rates, based, at NATC's option, on either the prime rate plus 1% or LIBOR plus 3%. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, NATC will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt. As of March 31, 2005, the weighted average interest rate on borrowings under the New Credit Agreement was approximately 5.7%.

Under the New Credit Agreement, NATC is required to pay the lenders an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis The Company is also required to pay to the lenders letter of credit fees equal to 3.00% per annum multiplied by the maximum amount available from time to time to be drawn under such letters of credit issued under the New Credit Agreement and to the lenders issuing letters of credit a fronting fee of 0.125% per annum multiplied by the aggregate face amount of letters of credit outstanding during a fiscal quarter plus other customary administrative, amendment, payment and negotiation charges in connection with such letters of credit.

The New Credit Agreement required NATC and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio and a minimum consolidated adjusted earnings before interest, taxes, dividends and amortization ("EBITDA"). The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Credit Agreement requires that certain members of executive management remain active in the day-to-day operation and management of NATC and its subsidiaries during the term of the facility.

The New Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

On March 30, 2005, the New Credit Agreement was amended to modify the fixed charge coverage ratio covenant, which now applies only to quarters ending June 30, 2005 and thereafter, and the minimum consolidated adjusted EBITDA covenant, which now only applies to quarters ending from June 30, 2004 through March 31, 2005. The fixed charge coverage ratio definition was also amended to include any future cash equity contributions to the Company. In addition, the amendment changed the New Credit Agreement maturity date from February 28, 2007 to January 31, 2006.

NATC was in full compliance with all provisions of the New Credit Agreement as of March 31, 2005.

Looking forward, due to the lower than anticipated operating performance of the Company's core business and increased net expenses resulting from the Company's developmental activities relating to Zig-Zag Premium Cigarettes, the Company currently anticipates that NATC will not likely meet the fixed charge coverage ratio test contained in the New Credit Agreement for the rolling four quarter periods ending June 30, 2005 and thereafter without the contribution of additional equity into NATC. In the event that such covenant is breached, NATC would be in default under the New Credit Agreement, pursuant to which the lenders would have all rights and remedies available to them at that time, including the right to accelerate payment of all obligations thereunder. Such an acceleration would also trigger an event of default under the indentures governing the New Senior Notes and the Company Notes, allowing an acceleration of the obligations therunder. In the case of both the New Senior Notes and the Company Notes, the trustee or the holders of at least 25% in principal amount at maturity of such notes would have the right, following an event of default, to declare the obligations thereunder, including accrued and unpaid interest, to be due and payable immediately. In the event of an acceleration of its obligations under either the New Credit Agreement or New Senior Notes, NATC would not be able to satisfy its obligations and would likely be required to seek protection from its creditors under applicable laws. In addition, in the event of an acceleration of the Company's obligations under the Company Notes, the Company would not be able to satisfy its obligations and would likely be required to seek protection from its creditors under applicable law. No adjustments have been recorded relating to any balance sheet classification of the New Senior Notes and Company Notes. Although there can be no assurance, NATC believes that it will be able to successfully negotiate new senior secured financing on reasonably acceptable terms, refinance out the existing lenders and avoid a default under the New Credit Agreement, as amended. The Company is wholly dependent on NATC to service its debt and other obligations.


8.   PROVISION FOR INCOME TAXES

The Company has determined that at March 31, 2005, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, a valuation allowance continues to be recorded.


9.   PENSION AND POSTRETIREMENT BENEFIT PLANS

The components of Net Periodic Benefit Cost for the three months ended March 31 are as follows (in thousands):

                                              Pension Benefits                  Other Benefits
                                      ------------------------------   -------------------------------
                                          2005             2004             2005             2004
                                      -------------    -------------    -------------    -------------

Service cost                          $         11     $         56     $         40     $        241
Interest cost                                  194              185               37              226
Expected return of plan assets                (126)            (212)               -                -
Curtailment gain                                 -             (264)               -                -
Amortization of net (gain) loss                 25               28               17              102
                                      -------------    -------------    -------------    -------------
Net periodic pension cost             $        104     $       (207)    $         94     $        569
                                      =============    =============    =============    =============

NATC has a defined benefit pension plan covering substantially all of its hourly employees. Benefits for the hourly employees' plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan.

Effective June 30, 2004 and July 31, 2004, NATC froze the defined benefit retirement plan for the respective hourly employees of its three collective bargaining units.

Effective September 30, 2004, NATC terminated its postretirement benefit plan for its salaried employees. Accordingly, NATC recognized a reduction in the postretirement benefit plan liability of $3,811. NATC expects to contribute approximately $500 to its postretirement plan in 2005 for the payment of benefits. Plan contributions and benefits have amounted to $131 for the three months ended March 31, 2005. Based upon the above decision, management believes that any future contributions will not be material.


10. RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):



Three Months Ended March 31, 2005
---------------------------------
                                                   Income             Shares             Per Share
                                                 (Numerator)       (Denominator)          Amount
                                                --------------    ----------------    ----------------
Basic and Diluted:
Net loss                                        $      (6,458)
                                                --------------

Net income applicable to common shares          $      (6,458)             589.6      $        (10.95)
                                                ==============    ================    ================



Three Months Ended March 31, 2004
---------------------------------
                                                   Income              Shares            Per Share
                                                 (Numerator)       (Denominator)           Amount
                                                --------------    ----------------   -----------------

Basic and Diluted:
Net loss                                        $      (6,332)
Less: preferred stock dividends                        (1,613)
                                                --------------

Net income applicable to common shares          $      (7,945)              540.4    $         (14.70)
                                                ==============    ================   =================

On February 9, 2004, in connection with the Merger, all the common shares of NATC were cancelled and shares of the Company were issued to NATC's shareholders on a one-for-one basis.

The earnings per share calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants representing 63,490 shares were excluded from the computations for the three months ended March 31, 2005 and 2004, respectively.


11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Accounting for Stock Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on their current fair value; the fair value of those awards will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The provisions of SFAS No. 123R shall become effective for the Company in the first quarter of 2006 and will apply to all awards granted after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. The Company is evaluating SFAS No. 123R and believes it will not have a material effect on financial results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" that was previously stated in ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued two FASB Staff Positions ("FSP") regarding the accounting implications of the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion ("ETI") for foreign sales. Under the guidance in FSP No. FAS 109-1, "Application of FASB Statement 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," was effective for the first quarter of 2005 and had no material impact on the Company's Condensed Consolidated Financial Statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. In May 2004, the FASB issued Financial Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2") to discuss certain accounting and disclosure issues raised by the Act. In January 2005, the Centers for Medicare and Medicaid Services released the final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. FSP No. 106-2 provides guidance to employers that have determined that prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part
D. The Company's postretirement healthcare plans provide for prescription drug benefits for certain participants. Due to the limited number of participants in the Company's Hourly postretirement healthcare plans that are affected by the Act, the adoption of FSP No. 106-2 did not have a material impact on the Company's financials.


12.  CONTINGENCIES

LITIGATION WITH REPUBLIC TOBACCO

On July 15, 1998, North Atlantic Operating Company, Inc. ("NAOC") and National Tobacco Company, L.P. ("NTC"), which are subsidiaries of the Company, filed a complaint (the "Kentucky Complaint") against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own ("RYO") premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC's point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

On June 30, 1998, Republic Tobacco filed a complaint against NATC, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on NATC after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to the Company's claims. In addition, the Illinois Complaint alleges that certain actions taken by NATC to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that NATC has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic sought unspecified compensatory damages, injunctive relief and attorneys fees and costs.

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

On September 1, 2004, the Court of Appeals issued its ruling affirming the finding of liability against NATC for defamation, but reducing the amount of the damage award to $3.0 million. The Court of Appeals also affirmed the dismissal of NATC's antitrust claim against Republic and the dismissal of Republic's motion to re-instate the original jury award of $18.8 million. As a result of these rulings, in October 2004 NATC received approximately $4.5 million relating to the cash bond it had posted with the Court in 2003. This amount was included in Other income during the third quarter of 2004.

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

LITIGATION RELATED TO COUNTERFEITING

Texas Infringing Products Litigation. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and NATC negotiated settlements with all defendants. These defendants included Import Warehouse, Ravi Bhatia, Tarek Makki and Adham Makki. Those settlements included a consent injunction against distribution of infringing or counterfeit goods.

On May 18, 2001, NATC, in conjunction with Bollore and law enforcement authorities conducted raids on the businesses and homes of certain defendants previously enjoined (including Tarek Makki and Adham Makki) from selling infringing or counterfeit ZIG-ZAG brand products in the Bollore S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court, and enjoined the additional new defendants, including Ali Makki, from selling infringing or counterfeit ZIG-ZAG premium cigarette papers.

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

On July 1, 2004, the Court issued an Order awarding approximately $2.5 million in damages to NATC for the damages incurred by the Company as a result of the Import Warehouse Defendants' civil contempt. On July 15, 2004, the Court entered a Final Judgment in that amount for which defendants Import Warehouse, Inc. and Ravi Bhatia are jointly and severally liable. After NATC and Bollore commenced collection proceedings, Import Warehouse paid NATC and Bollore an amount equal to the entire judgment plus the expenses incurred in collection. Accordingly, approximately $1.2 million has been recorded in Other income during the third quarter of 2004. The Import Warehouse Defendants filed a notice of appeal on July 24, 2004. No briefing schedule has been established.

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

In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. The Company does not believe that any of these other proceedings will have a material adverse effect on the results of operations, financial position or cash flows of the Company. For a description of regulatory matters and related industry litigation to which the Company is a party, see Part I, Item 1. "Business--Regulation" In the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

OTHER EMPLOYMENT MATTERS

The Company may, from time to time, have claims from and make settlements with former officers or employees.

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the "Brunson Employment Agreement") was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425,000, which was paid within ten business days after January 19, 2005, and an additional $425,000 payable within the next 12 months. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc. that was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson's shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson's employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson's shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. Any liability is deemed, at this time, not to be material to the Company's Condensed Consolidated Financial Statements.

During the first quarter of 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

As part of the A&M agreement, as amended in April 2005, the Company will pay a cash incentive fee to A&M upon the closing of the refinancing of the Company's existing revolving credit facility equal to 0.5% of the total commitment amount of the refinancing (reduced by $50,000 per month for the period from April 11, 2005 to the date of such refinancing). A&M is also entitled to a fee based on improvement in the Company's financial performance as measured against the Company's 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company's 2005 Business Plan. As of March 31, 2005, no related liability or expense has been recorded.


13.  SEGMENT INFORMATION

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

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating all corporate costs to each operating segment. Eliminations and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses and restructuring charges ("Adjusted EBITDAR").

The table below presents financial information about reported segments for the three months ended March 31, 2005 and 2004, respectively (in thousands):


       FOR THE                                 MAKE             PREMIUM
 THREE MONTHS ENDED:        SMOKELESS          YOUR           MANUFACTURED
    MARCH 31, 2005           TOBACCO           OWN             CIGARETTES           OTHER         ELIMINATIONS        TOTAL
-----------------------   --------------    ------------    ----------------    -------------    -------------    -------------
Net sales                 $       9,835     $    16,139     $           180     $      1,193     $          -      $    27,347
Operating income                    574           4,112                (985)          (1,839)               -            1,862
Adjusted EBITDAR                  1,131           4,126                (956)             127                -            4,428
Assets                           58,292         278,642               2,775           33,893         (145,525)         228,077

    MARCH 31, 2004
-----------------------

Net sales                 $      11,240     $     9,560       $          16     $      1,289     $          -      $    22,105
Operating income                  1,665          (1,732)             (1,395)            (124)               -           (1,586)
Adjusted EBITDAR                  4,406          (1,623)             (1,373)             (57)               -            1,353
Assets                           72,706         274,287               2,982           12,826           57,894          420,695


The table set forth below is a reconciliation of the Company's Net income (loss) to Adjusted EBITDAR for the three months ended March 31, 2005 and 2004, respectively (in thousands):


                                                              FOR THE THREE MONTHS ENDED:
                                                                     MARCH 31
                                                         -----------------------------------
                                                              2005                2004
                                                         ----------------    ---------------
Net income (loss)                                        $        (6,458)    $      (6,332)
Interest expense, net and amortization
of deferred financing fees                                         7,550              8,539
Income tax expense (benefit)                                           -             (3,881)
Depreciation                                                         217                212
Other expense                                                        770                 88
LIFO adjustment                                                      225                225
Stock option compensation expense                                     30                100
Postretirement/pension expense                                       198                295
Restructuring charges                                              1,896                  -
Incentive payments in conjunction with recapitalization                -              2,107
                                                         ----------------    ---------------

Adjusted EBITDAR                                         $         4,428     $        1,353
                                                         ================    ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company competes in three distinct markets: (1) the smokeless tobacco market; (2) the Make-Your-Own ("MYO") cigarette market; and (3) the premium manufactured cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco sector. The MYO cigarette market is comprised of the MYO premium cigarette papers sector and the MYO cigarette tobaccos and related products sector. The Company's subsidiaries manufacture and market loose leaf chewing tobacco, import and distribute MYO premium cigarette papers, contract manufacture and market MYO cigarette tobaccos and related products, and contract manufacture and market premium manufactured cigarettes. To date, the Company's premium manufactured cigarette segment continues in its development phase and net sales of this segment have not been significant.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Net Sales. Net sales for the three months ended March 31, 2005 were $27.3 million, an increase of $5.2 million or 23.5% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $1.4 million or 12.5% from the corresponding period of the prior year. The volume of the Company's brands declined 14.1% in net cases due to promotional activity during the first quarter of 2004 as compared to limited promotional activity during the first quarter of 2005, coupled with a continuing decline in the segment.

Net sales of the Company's MYO segment increased $6.6 million or 68.8% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales increased $6.2 million or 155.0% from the corresponding period of the prior year due to the timing in significant promotional activities occurring in the fourth quarter of 2003 resulting in weakened sales during the first quarter of 2004. The MYO cigarette tobaccos and related product sales increased $0.4 million or 7.1% in comparison to the corresponding period of the prior year. The aggregate volume in net cases increased 15.8% reflecting higher sales of lower price product.

Gross Profit. Gross profit for the three months ended March 31, 2005 totaled $14.2 million, an increase of $4.3 million or 43.4% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment decreased $0.5 million or 10.0% from the corresponding period of the prior year. Gross margin for this segment increased to 45.9% of net sales for the current period from 44.2% in the corresponding period of the prior year due several factors, including lower manufacturing costs per case.

Gross profit of the MYO segment for the current period increased $4.5 million or 100.0% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment increased to 55.6% of net sales for the current period in comparison to 46.9% for the corresponding period of the prior year. This increase in gross margin was due principally to product mix resulting from increased sales of its higher premium cigarette papers.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended March 31, 2005 were $10.4 million, a decrease of $1.0 million or 8.8% in comparison to the corresponding period of the prior year. Of this decrease, $2.1 million relates to management incentive payments incurred in conjunction with the refinancing in February 2004, offset by increased legal and professional fees of $0.6 million, freight of $0.4 million and other of $0.1 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs decreased $1.0 million or 11.6% to $7.6 million for the three months ended March 31, 2005 as compared to the corresponding period of the prior year. This decrease was due principally to the write off of old deferred financing costs during the first quarter of 2004, relating to the recapitalization and reorganization consummated in February 2004, as more fully described in Note 2 to the Condensed Consolidated Financial Statements contained herein.

Other Income (Expense). Other expense was $0.8 million for the three months ended March 31, 2005 as compared to an expense of $0.1 million during the corresponding period of the prior year. This increase relates principally to higher litigation and related expenses associated with counterfeiting activity.

Restructuring Charges. For the three months ended March 31, 2005, total restructuring charges amounted to approximately $1.9 million, including, but not limited to, severance and separation expenses and A&M fees. The Company anticipates incurring additional expenses relating to the restructuring during 2005.

Income Tax Benefit (Expense). The Company has determined that at March 31, 2005, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, no income tax benefit for the three months ended March 31, 2005 was recorded, compared to a benefit of $3.9 million for the corresponding period of the prior year. As of March 31, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the three months ended March 31, 2004 was 38.0%.

Net Income (Loss). Due to the factors described above, net loss for the three months ended March 31, 2005 was $6.5 million compared to $6.3 million for the corresponding period of the prior year.


                           LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, working capital was $16.5 million compared to $21.6 million at December 31, 2004. This decrease was the result of decreased other current assets of $2.1 million, decreased inventory of $0.6 million, decreased accounts receivable of $0.4 million, lower cash balance of $1.9 million, an increase in the revolving credit facility of $7.4 million offset by decreased accrued liabilities of $3.8 million and decreased accounts payable of $3.5 million.

For the three months ended March 31, 2005, net cash used in operating activities was $8.6 million compared with $2.7 million in the corresponding period of the prior year. The change was due primarily to the payment of interest relating to the New Senior Notes partially offset by a decrease in accounts receivable.

For the three months ended March 31, 2005, net cash used in investing activities was $0.7 million compared with $160.4 million in the corresponding period of the prior year. The change was due primarily to the restricted cash used to pay off the Old Senior Notes in April 2004, relating to the refinancing in February 2004.

For the three months ended March 31, 2005, net cash provided by financing activities was $7.4 million compared with $167.3 million in the corresponding period of the prior year. The change was due primarily to the refinancing in February 2004.

As more fully discussed below (under "Senior Revolving Credit Facility/New Credit Agreement") and in Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 of this report, the Company anticipates that NATC will not likely meet its fixed charge coverage ratio covenant under the New Credit Agreement for the rolling four quarter periods ending June 30, 2005 and thereafter without the contribution of additional equity into NATC.

NATC expects to be able to fund its seasonal working capital requirements through its operating cash flows and, if needed, bank borrowings under the Senior Revolving Credit Facility and, if necessary and subject to the Company's ability to refinance, borrowings under the facility provided by such refinancing. As of March 31, 2005, NATC had additional availability of $13.1 million under the revolving credit portion of its New Credit Agreement.

For the three months ending March 31, 2005, capital expenditures totaled approximately $0.7 million. The Company believes that its capital expenditure requirements for 2005 will be approximately $3.0-5.0 million due to the Stoker integration, purchasing of certain manufacturing equipment and the continuing investment in data and related systems.

The Company believes that it will be able to fund its capital expenditure requirements from operating cash flows and, if needed, bank borrowings under the Senior Revolving Credit Facility and, if necessary and subject to the Company's ability to refinance, borrowings under the facility provided by such refinancing.

SENIOR REVOLVING CREDIT FACILITY / NEW CREDIT AGREEMENT
-------------------------------------------------------

The New Credit Agreement required NATC and its subsidiaries to meet certain financial tests, including a four-quarter rolling minimum fixed charge coverage ratio for quarters ending June 30, 2005 and thereafter.

Looking forward, due to the lower than anticipated operating performance of the Company's core business and increased net expenses resulting from the Company's developmental activities relating to Zig-Zag Premium Cigarettes, the Company currently anticipates that NATC will not likely meet the fixed charge coverage ratio test contained in the New Credit Agreement for the rolling four quarter periods ending June 30, 2005 and thereafter without the contribution of additional equity into NATC. In the event that such covenant is breached, NATC would be in default under the New Credit Agreement, pursuant to which the lenders would have all rights and remedies available to them at that time, including the right to accelerate payment of all obligations thereunder. Such an acceleration would also trigger an event of default under the indentures governing the New Senior Notes and the Company Notes, allowing an acceleration of the obligations therunder. In the case of both the New Senior Notes and the Company Notes, the trustee or the holders of at least 25% in principal amount at maturity of such notes would have the right, following an event of default, to declare the obligations thereunder, including accrued and unpaid interest, to be due and payable immediately. In the event of an acceleration of its obligations under either the New Credit Agreement or New Senior Notes, NATC would not be able to satisfy its obligations and would likely be required to seek protection from its creditors under applicable laws. In addition, in the event of an acceleration of the Company's obligations under the Company Notes, the Company would not be able to satisfy its obligations and would likely be required to seek protection from its creditors under applicable law. No adjustments have been recorded relating to any balance sheet classification of the New Senior Notes and Company Notes. Although there can be no assurance, NATC believes that it will be able to successfully negotiate new senior secured financing on reasonably acceptable terms, refinance out the existing lenders and avoid a default under the New Credit Agreement, as amended. The Company is wholly dependent on NATC to service its debt and other obligations.

For a general description of the New Credit Agreement and the Senior Revolving Credit Facility, as well as the Company Notes and the New Senior Notes, see Notes 6 and 7 to the Condensed Consolidated Financial Statements included herein which information is incorporated herein by reference.

CONTRACTUAL OBLIGATIONS
-----------------------

Certain contractual obligations are summarized in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 under the heading "Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of March 31, 2005, there had been no material changes outside the ordinary course of our business in such contractual obligations from December 31, 2004.


FORWARD-LOOKING STATEMENTS

The Company cautions the reader that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to comply with certain New Credit Agreement financial covenants, extend the maturity date of the New Credit Agreement or obtain alternative financing, and its ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company's current distribution programs, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation and any disruption in access to capital necessary to achieve the Company's business strategy.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have not been any significant changes with respect to quantitative and qualitative disclosures about market risk from what was previously disclosed in the Company's Form 10-K, as amended, for the year ended December 31, 2004.


ITEM 4. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

Reference is made to the information contained in Note 12 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.

ITEM 6.   EXHIBITS
          --------


         10.1 Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (supersedes the Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 14, 2005).

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


          * The Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, are no longer included because the registrant is no longer required to file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934..

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORTH ATLANTIC HOLDING COMPANY, INC.


Date: May 16, 2005                         /s/ Douglas P. Rosefsky
                                           -------------------------------------
                                            Douglas P. Rosefsky
                                            Chief Executive Officer

                                           /s/ Brian C. Harriss
                                           -------------------------------------
                                           Brian C. Harriss
                                           Chief Financial Officer

                                  EXHIBIT INDEX

  No.                              Description

 10.1 Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (supersedes the Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 14, 2005).

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

* The Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, are no longer included because the registrant is no longer required to file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934.