Form 10-Q
period 2005-06-30
North Atlantic Holding Company, Inc.
filed 2005-08-15
CIK 1290677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-115587


                      NORTH ATLANTIC HOLDING COMPANY, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                20-0709285
   -------------------------------               ------------------
   (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

 257 Park Avenue South, New York, New York            10010-7304
 -----------------------------------------        ----------------
  (Address of Principal Executive Offices)           (Zip Code)

                                 (212) 253-8185
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 589,176 shares of common stock, $.01 par value, as of August 12, 2005.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH  ATLANTIC  HOLDING  COMPANY,  INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

                                                                                                  December 31,
                                                                                                      2004
                                                                          June 30,                 As Restated,
                                                                            2005                      Note 1
                                                                            ----                      ------
Current assets:
    Cash                                                              $        10,296            $        2,347
    Accounts receivable, net                                                    8,071                     7,839
    Inventories                                                                35,169                    37,959
    Other current assets                                                        5,131                     5,861
                                                                      ----------------           ---------------

      Total current assets                                                     58,667                    54,006

Property, plant and equipment, net                                             11,635                    10,771

Deferred financing costs, net                                                  13,585                    13,105

Goodwill                                                                      128,697                   128,697

Other intangible assets, net                                                   10,073                    10,293

Other assets                                                                   16,863                    15,526
                                                                      ----------------           ---------------

      Total assets                                                    $       239,520            $      232,398
                                                                      ================           ===============

Current liabilities:
    Accounts payable                                                  $         4,447            $        7,005
    Accrued expenses                                                            7,571                     4,642
    Accrued interest expense                                                    6,314                     6,274
    Deferred income taxes                                                       4,228                     4,801
    Revolving credit facility                                                       -                    14,500
                                                                      ----------------           ---------------

      Total current liabilities                                                22,560                    37,222

Senior notes and long-term debt                                               270,657                   266,622
Term loan                                                                      30,000                         -
Deferred income taxes                                                           5,581                     5,005
Postretirement benefits                                                         6,049                     6,061
Pension benefits and other long-term liabilities                                3,394                     4,013
                                                                      ----------------           ---------------

      Total liabilities                                                       338,241                   318,923
                                                                      ----------------           ---------------

Stockholder's equity:
Common stock, voting, $.01 par value authorized shares,
10; issued and outstanding shares, 10                                               6                         6
Additional paid-in capital                                                      5,351                     5,291
Loans to stockholders for stock purchase                                          (96)                      (99)
Accumulated other comprehensive income (loss)                                  (1,351)                   (1,351)
Accumulated deficit                                                          (102,631)                  (90,372)
                                                                      ----------------           ---------------

      Total stockholders' equity (deficit)                                    (98,721)                  (86,525)
                                                                      ----------------           ---------------

      Total liabilities and stockholders' deficit                     $       239,520            $      232,398
                                                                      ================           ===============

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY,  INC. AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS
(in  thousands except per share amounts)
(unaudited)

                                                                  Three months                   Three months
                                                                      Ended                          Ended
                                                                  June 30, 2005                  June 30, 2004
                                                               --------------------           --------------------

Net sales                                                      $            30,521            $            37,207

Cost of sales                                                               15,108                         17,067
                                                               --------------------           --------------------

     Gross profit                                                           15,413                         20,140

Selling, general and administrative expenses                                10,394                          9,926
Restructuring charges                                                        2,171                              -
                                                               --------------------           --------------------

     Operating income (loss)                                                 2,848                         10,214

Interest expense and financing costs, net                                    7,817                          8,479
Other expense                                                                  830                            425
                                                               --------------------           --------------------

     Income (loss) before income tax expense (benefit)                      (5,799)                         1,310

Income tax expense (benefit)                                                  (198)                           498
                                                               --------------------           --------------------

     Net income (loss) applicable to common shares             $            (5,601)           $               812
                                                               ====================           ====================


Basic earnings per common share:

     Net income (loss) applicable to common shares             $             (9.51)           $              1.38
                                                               ====================           ====================


Diluted earnings per common share:

     Net income (loss) applicable to common shares             $             (9.51)           $              1.11
                                                               ====================           ====================


Weighted average common shares outstanding:
     Basic                                                                   589.2                          588.8
     Diluted                                                                 589.2                          734.4


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY,  INC. AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS
(in  thousands except per share amounts)
(unaudited)


                                                                   Six months                     Six months
                                                                      Ended                          Ended
                                                                  June 30, 2005                  June 30, 2004
                                                               --------------------           --------------------

Net sales                                                      $            57,869            $            59,312

Cost of sales
                                                                            28,262                         29,320
                                                               --------------------           --------------------
     Gross profit                                                           29,607                         29,992

Selling, general and administrative expenses                                20,829                         21,365
Restructuring charges
                                                                             4,067                              -
                                                               --------------------           --------------------
     Operating income (loss)                                                 4,711                          8,627

Interest expense and financing costs, net                                   15,368                         17,019
Other expense                                                                1,600                            513
                                                               --------------------           --------------------
     Income (loss) before income tax expense (benefit)                     (12,257)                        (8,905)

Income tax expense (benefit)                                                     3                        (3,384)
                                                               --------------------           --------------------
     Net income (loss)                                                     (12,260)                        (5,521)

Preferred stock dividends                                                        -                         (1,613)
                                                               --------------------           --------------------

     Net income (loss) applicable to common shares             $           (12,260)           $            (7,134)
                                                               ====================           ====================
Basic and Diluted earnings per common share:
     Net income (loss)                                         $            (20.80)           $             (9.78)

     Preferred stock dividends                                                   -                          (2.86)
                                                               --------------------           --------------------
     Net income (loss) applicable to common shares             $            (20.80)           $            (12.64)
                                                               ====================           ====================

Common stock dividends                                         $                 -            $            (4,884)
                                                               ====================           ====================

Basic and Diluted earnings per common share:

     Common stock dividends                                    $                 -                          (8.65)
                                                               ====================           ====================

Weighted average common shares outstanding:
     Basic                                                                   589.4                          564.6
     Diluted                                                                 589.4                          564.6

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                     Six months                     Six months
                                                                       Ended                           Ended
                                                                   June 30, 2005                   June 30, 2004
                                                                ---------------------           -------------------

Cash flows from operating activities:
Net income (loss)                                               $            (12,260)           $           (5,521)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
     Depreciation                                                                436                           429
     Amortization of other intangible assets                                     220                           338
     Amortization of deferred financing costs                                  1,329                           570
     Amortization of interest on senior discount notes                         4,035                         2,752
     Deferred income taxes                                                         3                        (3,732)
     Stock compensaton expense                                                    60                             -
     Changes in operating assets and liabilities:
        Accounts receivable, net                                                (232)                         (420)
        Inventories                                                            2,790                        (1,893)
        Other current assets                                                     730                          (207)
        Other assets                                                          (1,337)                       (2,358)
        Accounts payable                                                      (2,559)                       (3,212)
        Accrued expenses and other                                             2,179                         6,749
        Accrued pension liabilities                                              148                          (868)
        Accrued postretirement liabilities                                        12                           509
                                                                ---------------------           -------------------

        Net cash provided by (used in) operating activities                   (4,446)                       (6,864)
                                                                ---------------------           -------------------

Cash flows from investing activities:
     Capital expenditures                                                     (1,300)                         (602)
                                                                ---------------------           -------------------

Net cash provided by (used in) investing activities                           (1,300)                         (602)
                                                                ---------------------           -------------------

Cash flows from financing activities:
     Proceeds (payments) from (to) revolving credit facility                 (14,500)                       17,900
     Proceeds from term loan                                                  30,000                             -
     Proceeds from issuance of new senior notes, net                               -                        45,000
     Proceeds from issuance of senior discount notes                               -                        60,010
     Payment of financing costs                                               (1,808)                       (9,125)
     Payments on notes payable                                                     -                       (30,686)
     Redemption of preferred stock                                                 -                       (65,080)
     Preferred stock cash dividends                                                -                        (1,613)
     Proceeds from issuance of common stock                                        -                             1
     Common stock cash dividends                                                   -                        (4,884)
     Loans to stockholders for stock purchases                                     3                             -
                                                                ---------------------           -------------------

        Net cash provided by (used in) financing activities                   13,695                        11,523
                                                                ---------------------           -------------------

        Net increase (decrease) in cash                                        7,949                         4,057

Cash, beginning of period                                                      2,347                           304
                                                                ---------------------           -------------------

Cash, end of period                                             $             10,296            $            4,361
                                                                =====================           ===================

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.   RESTATEMENT OF CONSOLIDATED BALANCE SHEET

The Company is restating its consolidated financial statements to correct an error in accounting for income taxes. During the fourth quarter of 2004, North Atlantic Holding Company, Inc. (the "Company") and its subsidiaries provided a full valuation allowance against its net deferred tax assets. On August 11, 2005, the Company determined that in calculating the amount of the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. These deferred tax liabilities should therefore, not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of the deferred tax liabilities of $4.8 million and $5.0 million related to inventories and goodwill, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, for the year ended December 31, 2004 and the quarter ended March 31, 2005.

The following table represents the effect of the restatement on the Company's Consolidated Balance Sheet as of December 31, 2004:


Consolidated Balance Sheet as of December 31, 2004
--------------------------------------------------

                                                        As Previously
                                                           Reported           Adjustment          As Restated
                                                       -----------------    ----------------    ----------------

Deferred income taxes - current                        $              -     $         4,801      $        4,801
Deferred income taxes - non-current                    $              -     $         5,005      $        5,005
Accumulated deficit                                    $        (80,566)    $        (9,806)     $      (90,372)

2.   ORGANIZATION

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, accordingly, do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been recorded and were of a normal and recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

On February 9, 2004, North Atlantic Trading Company, Inc. a Delaware corporation ("NATC) consummated a holding company reorganization whereby the Company became the parent company of NATC. The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated February 9, 2004, among the Company, NATC and NATC Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub").

Pursuant to the Merger Agreement, (i) Merger Sub was merged with and into NATC (the "Merger"), with NATC as the surviving corporation; (ii) NATC became a wholly-owned subsidiary of the Company; (iii) each of the 539,235 issued and outstanding shares of voting common stock of NATC, par value $0.01 per share, was converted into the right to receive one share of common stock of the Company, par value $0.01 per share ("Company Common Stock"); (iv) each issued and outstanding share of common stock of Merger Sub was converted into one issued and outstanding share of common stock of NATC, par value $0.01 per share ( "NATC Common Stock"); and (v) all of the issued and outstanding shares of the Company's Common Stock held by NATC were cancelled.

Immediately after the Merger, (i) 539,235 shares of Company Common Stock were issued and outstanding; and (ii) ten (10) shares of NATC Common Stock were issued and outstanding.

Subsequently, the Company issued 49,523 shares of Company Common Stock upon the exercise of certain warrants pursuant to a Warrant Agreement (the "Warrant Agreement"), dated June 25, 1997, between the Company (as assignee to NATC's rights and obligations under the Warrant Agreement) and The Bank of New York, as warrant agent (as successor to the United States Trust Company of New York). As of June 30, 2005, (i) 591,343 shares of Company Common Stock were issued and 589,176 were outstanding; and (ii) ten (10) shares of NATC Common Stock were issued and outstanding.


3.   RECAPITALIZATION AND REORGANIZATION

On February 9, 2004, NATC consummated its general corporate reorganization in which the Company was created and became the parent company of NATC. On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock and the Company issued senior discount notes as part of the refinancing. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by NATC (the "New Senior Notes"), (2) the entering into by NATC of an amended and restated loan agreement (the "Old Credit Agreement") that provided a $50.0 million senior secured revolving credit facility (the "Senior Revolving Credit Facility") to NATC (see Note 8 for a discussion of the refinancing of the Senior Revolving Credit Facility), and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Company (the "Company Notes"). Both the New Senior Notes and the Company Notes were offered pursuant to Rule l44A and Regulation S and subsequently registered under the Securities Act of 1933, as amended.

Concurrently with the closing of the refinancing, NATC also called for the redemption of all its outstanding 11% senior notes due 2004 (the "Old Senior Notes"), in accordance with the terms of the indenture governing such notes, at the applicable redemption price of 100.0% of the principal amount of $155.0 million, plus interest accrued to the redemption date of April 2, 2004.

The proceeds from the offering of the New Senior Notes, along with borrowings under the Senior Revolving Credit Facility (see Notes 7 and 8) and the proceeds from the concurrent offering of the Company Notes were used to (1) repay $36.6 million in outstanding borrowings under the existing senior credit facility (the "Old Senior Credit Facility"), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc., (2) redeem the Old Senior Notes, (3) redeem NATC's existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $4.9 million pro rata distribution to stockholders of the Company and make a distribution to certain holders of warrants of the Company, (5) make $2.1 million in incentive payments to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.


4.  RESTRUCTURING

In January 2005, the Company engaged the management consulting firm of Alvarez and Marsal, LLC ("A&M") to identify the potential for performance improvement opportunities and to provide for the services of Douglas P. Rosefsky as Chief Financial Officer.

For the six months ended June 30, 2005, total restructuring charges amounted to approximately $4.0 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during 2005.

In April 2005, the Company appointed Douglas P. Rosefsky (formerly Chief Financial Officer) as President and Chief Executive Officer, Thomas F. Helms, Jr. (formerly Chairman of the Board of Directors, President and Chief Executive Officer) as Chairman of the Board of Directors, and Brian C. Harriss as Chief Financial Officer.

In June 2005, NATC appointed Lawrence S. Wexler (President of the Company's North Atlantic Cigarette Company, Inc., subsidiary) as Chief Operating Officer.


5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: For the three and six months ended June 30, 2005, the condensed consolidated financial statements include the accounts of the Company and its subsidiaries. For the three and six months ended June 30, 2004, the condensed consolidated statement of operations includes the accounts of the Company from inception (February 9, 2004) through June 30, 2004 and the accounts of NATC and its subsidiaries for January 1, 2004 through June 30, 2004. All significant intercompany accounts have been eliminated.

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1.1 million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. During April 2005, approximately $3.4 million relating to 2004 sales was deposited. As of June 30, 2005 and December 31, 2004, the Company has recorded approximately $15.3 million and $13.2 million, respectively, in Other assets. For the six months ended June 30, 2005, approximately $2.0 million relating to 2005 sales was recorded in Other assets.

COMPREHENSIVE INCOME: The Company's Comprehensive income for the three and six months ended June 30, 2005 and 2004 is equal to the Company's Net income (loss) for the respective periods.


6.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method for approximately 97% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

For the six months ended June 30, 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which increased cost of goods sold and decreased net income by approximately $0.7 million.

The components of inventories are as follows (in thousands):

                                                 6/30/05            12/31/04
                                           --------------       -------------
Raw materials and work in process                $ 3,993             $ 4,246
Leaf tobacco                                       6,711               7,878
Finished goods - loose leaf tobacco                3,675               3,069
Finished goods - MYO products                      8,308               8,539
Other                                              1,917               2,163
                                           --------------       -------------

                                                  24,604              25,895
LIFO reserve                                      10,565              12,064
                                           --------------       -------------
                                                $ 35,169            $ 37,959
                                           ==============       =============

7.   COMPANY NOTES AND NEW SENIOR NOTES

The Company Notes and New Senior Notes are as follows (in thousands):


                                  6/30/05                    12/31/04
                            --------------               -------------
Company Notes               $      70,657                $     66,622
New Senior Notes                  200,000                     200,000
                            --------------               -------------
                            $     270,657                $    266,622
                            ==============               =============

On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of the New Senior Notes, (2) entering into the Senior Revolving Credit Facility, (3) the concurrent sale of the Company Notes and (4) the repayment of $30.7 million in debt relating principally to the acquisition of Stoker, Inc.

The New Senior Notes are senior unsecured obligations of NATC, which has no independent assets or operations, and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum, payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. Each of NATC's existing subsidiaries jointly and severally guarantees the New Senior Notes on a senior unsecured basis. Each of NATC's future subsidiaries (other than those designated unrestricted subsidiaries) will jointly, severally and fully and unconditionally guarantee the New Senior Notes on a senior unsecured basis. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the New Senior Notes. The Company or NATC may, from time to time, seek to retire all or a portion of the New Senior Notes through cash purchases and/or exchanges from other securities in open market purchases, privately negotiated transactions or otherwise.

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

Further, at any time prior to March 1, 2007, NATC may, at its option, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net cash proceeds of one or more equity offerings by the Company, at its option, or NATC, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes remains outstanding. In order to affect the foregoing redemption with the proceeds of any equity offering, NATC shall make such redemption not more than 60 days after the consummation of any such equity offering.

Concurrently with the offering of the New Senior Notes, the Company issued $97.0 million aggregate amount at maturity of the Company Notes. Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to NATC. The Company Notes are the Company's senior obligations and are unsecured. Prior to March 1, 2008, interest will accrue on the Company Notes in the form of an increase in the accreted value of the Company Notes. Thereafter, cash interest on the Company Notes will accrue and be payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2008, at a rate of 12 1/4% per annum. The Company Notes were issued with an initial accreted value of $618.66 per $1,000 principal amount of maturity of Company Notes. The accreted value of each Company Note will increase from the date of issuance until March 1, 2008, at a rate of 12 1/4% per annum, compounded semi-annually reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity of each Company Note on March 1, 2008. The Company Notes are not guaranteed by NATC or any of its subsidiaries and are structurally subordinated to all of NATC's and its subsidiaries' obligations, including the New Senior Notes and the Financing Agreement (see Note 8). The Company is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Company Notes. The Company or NATC may, from time to time, seek to retire all or a portion of the Company Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise.

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


8.   FINANCING AGREEMENT

On June 16, 2005, NATC refinanced its existing $35.0 million Amended and Restated Loan Agreement, dated as of February 17, 2004, by entering into a Financing Agreement (the "Financing Agreement") with various financial institutions ("Lenders") and Fortress Credit Corp., as agent for the Lenders ("Agent'). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the "Credit Facility"). As of June 30, 2005, NATC had not borrowed any monies under the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. NATC will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Company and each of the Company's current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Company's and its direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interests and intercompany notes held by NATC and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at NATC's option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of NATC's secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement.

NATC paid the Lenders a closing fee of $1.275 million and is required to pay the Agent a quarterly servicing fee in the amount of $25,000. Under the revolving credit facility, the NATC is required to pay the Lenders an annual commitment fee in an amount equal to 0.50% of the difference between $40 million and the average usage of the revolving credit facility, payable on a monthly basis. NATC is also required to pay the Lenders letter of credit fees equal to 4.00% per annum multiplied by the face of amount of the letters of credit issued under the Financing Agreement, payable on the date any such letter of credit is issued. In addition, NATC is required to pay the Agent the standard charges customarily charged by the institution issuing letters of credit under the Financing Agreement in connection with the issuance, administration, amendment, payment or cancellation of any such letters of credit.

The Financing Agreement requires NATC to meet a maximum leverage ratio and a test of minimum earnings before interest, taxes, depreciation, amortization, certain cash and non-cash charges, other income and expenses and restructuring charges ("EBITDAR"). The Financing Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, and other matters customarily restricted in such agreements. In addition, the Financing Agreement requires that the Chief Executive Officer of NATC be reasonably acceptable to the Agent and the Lenders during the term of the Credit Facility.

The Financing Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, bankruptcy and insolvency, the occurrence of a Change of Control, as defined in the Financing Agreement, and judgment defaults. Further, it is an event of default under the Financing Agreement if an event or development occurs that results in a Material Adverse Effect (as defined in the Financing Agreement), as determined by the Agent in its reasonable business judgment. If any events of default occur and are not cured within applicable grace periods or waived, the outstanding loans may be accelerated and the Lenders' commitments may be terminated. The occurrence of the bankruptcy and insolvency event of default will result in the automatic termination of commitments and acceleration of outstanding loans under the Financing Agreement.


9.   SENIOR REVOLVING CREDIT FACILITY

In connection with the February 2004 refinancing, NATC amended and restated its prior Revolving Credit Facility, resulting in a $50.0 million Senior Revolving Credit Facility with Bank One, N.A., as agent (the "Agent Bank"), and LaSalle Bank, National Association. The Old Credit Agreement governing the old Senior Revolving Credit Facility includes a letter of credit sublimit of $25.0 million and was scheduled to mature three years from the closing date. NATC's intentions were to use the Senior Revolving Credit Facility for working capital and general corporate purposes. On January 19, 2005, the Old Credit Agreement was amended to reduce the old Senior Revolving Credit Facility to $35.0 million. As of December 31, 2004, NATC had borrowed $14.5 million under the old Senior Revolving Credit Facility.

Indebtedness under the Old Credit Agreement was guaranteed by each of NATC's current and future direct and indirect subsidiaries, and secured by a first perfected lien on substantially all of NATC's and its direct and indirect subsidiaries' current and future assets and property. The collateral included a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interests and intercompany notes held by NATC and each of its subsidiaries.

Each advance under the Old Credit Agreement will bear interest at variable rates based, at NATC's option, on either the prime rate plus 1% or LIBOR plus 3%. The Old Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, NATC will not allow a Change in Control (as defined in the Old Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt.

Under the Old Credit Agreement, NATC was required to pay the lenders an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis. NATC was also required to pay to the lenders letter of credit fees equal to 3.00% per annum multiplied by the maximum amount available from time to time to be drawn under such letters of credit issued under the Old Credit Agreement and to the lenders issuing letters of credit a fronting fee of 0.125% per annum multiplied by the aggregate face amount of letters of credit outstanding during a fiscal quarter plus other customary administrative, amendment, payment and negotiation charges in connection with such letters of credit.

The Old Credit Agreement required NATC and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio and a minimum consolidated adjusted earnings before interest, taxes, dividends and amortization ("EBITDA"). The Old Credit Agreement also contained covenants which, among other things, limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Old Credit Agreement required that certain members of executive management remain active in the day-to-day operation and management of NATC and its subsidiaries during the term of the facility.

The Old Credit Agreement contained customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

On March 30, 2005, the Old Credit Agreement was amended to modify the fixed charge coverage ratio covenant, which now applies only to quarters ending June 30, 2005 and thereafter, and the minimum consolidated adjusted EBITDA covenant, which now applies only to quarters ending from June 30, 2004 through March 31, 2005. The fixed charge coverage ratio definition was also amended to include any future cash equity contributions to the Company. In addition, the amendment changed the Old Credit Agreement maturity date from February 28, 2007 to January 31, 2006.

See Note 8 of the Condensed Consolidated Financial Statements for discussion of the June 16, 2005 Financing Agreement, the proceeds of which were used to refinance and terminate the Old Credit Agreement.


10.  PROVISION FOR INCOME TAXES

The Company has determined that at June 30, 2005, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, a valuation allowance continues to be recorded. Deferred income tax liabilities are provided relating to inventories and tax-deductible goodwill that is not amortized for financial reporting.

11.  PENSION AND POSTRETIREMENT BENEFIT PLANS

The components of Net Periodic Benefit Cost for the six months ended June 30 are as follows (in thousands):


                                              Pension Benefits                    Other Benefits
                                      --------------------------------    ----------------------------
                                           2005              2004             2005           2004
                                      ---------------    -------------    ------------    ------------

Service cost                          $           22     $        161     $        80     $       142
Interest cost                                    389              391              74             134
Expected return of plan assets                  (313)            (495)              -               -
Amortization of net (gain) loss                   50               61              27             204
                                      ---------------    -------------    ------------    ------------
Net periodic pension cost             $          148     $        118     $       181     $       480
                                      ===============    =============    ============    ============

NATC has a defined benefit pension plan covering substantially all of its hourly employees. Benefits for the hourly employees' plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan.

Effective June 30, 2004 and July 31, 2004, NATC froze the defined benefit retirement plan for the respective hourly employees of its three collective bargaining units.

Effective September 30, 2004, NATC terminated its postretirement benefit plan for its salaried employees. NATC expects to contribute approximately $400 to its postretirement plan in 2005 for the payment of benefits. Plan contributions and benefits have amounted to $193 for the six months ended June 30, 2005. Based upon the above decision, management believes that any future contributions will not be material.


12. RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


Three Months Ended June 30, 2005
--------------------------------

                                                             Income             Shares             Per Share
                                                           (Numerator)       (Denominator)          Amount
                                                          --------------    ----------------    ----------------
Basic and Diluted:
Net loss                                                         (5,601)
                                                          --------------

Net income applicable to common shares                    $      (5,601)              589.2     $         (9.51)
                                                          ==============    ================    ================


Three Months Ended June 30, 2004
--------------------------------
                                                             Income              Shares            Per Share
                                                           (Numerator)       (Denominator)           Amount
                                                          --------------    -----------------   -----------------
Basic:
Net income                                                $         812
                                                          --------------

Net income applicable to common shares                    $         812                588.8    $           1.38
                                                          ==============    =================   =================

Diluted:
Net income                                                $         812
                                                          --------------

Net income applicable to common shares                    $         812                734.4    $           1.11
                                                          ==============    =================   =================


Six Months Ended June 30, 2005
------------------------------
                                                              Income              Shares             Per Share
                                                            (Numerator)       (Denominator)            Amount
                                                           --------------    -----------------    -----------------

Basic and Diluted:
Net loss                                                         (12,260)
                                                           --------------

Net income applicable to common shares                     $     (12,260)               589.4     $         (20.80)
                                                           ==============    =================    =================


Six Months Ended June 30, 2004
------------------------------
                                                               Income              Shares             Per Share
                                                            (Numerator)        (Denominator)            Amount
                                                           ---------------    -----------------    -----------------

Basic and Diluted:
Net loss                                                   $       (5,521)
Less: preferred stock dividends                                    (1,613)
                                                           ---------------

Net income applicable to common shares                     $       (7,134)               564.6     $         (12.64)
                                                           ===============    =================    =================

On February 9, 2004, in connection with the Merger, all the common shares of NATC were cancelled and shares of the Company were issued to NATC's shareholders on a one-for-one basis.

The earnings per share calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants representing 63,490 shares were excluded from the computations for the three months ended June 30, 2005 and the six months ended June 30, 2005 and 2004, respectively.


13.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Accounting for Stock Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS

No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on their current fair value; the fair value of those awards will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The provisions of SFAS No. 123R shall become effective for the Company in the first quarter of 2006 and will apply to all awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date. The Company is evaluating SFAS No. 123R and believes it will not have a material effect on financial results of operations.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any accounting changes or error corrections that occur after December 31, 2005.


14.  CONTINGENCIES

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

On June 30, 1998, Republic Tobacco filed a complaint against NATC, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on NATC after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to NATC's claims. In addition, the Illinois Complaint alleges that certain actions taken by NATC to inform its customers of its claims against Republic Tobacco constitute tortious interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that NATC has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic sought unspecified compensatory damages, injunctive relief and attorneys fees and costs.

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

Prior to the completion of discovery, the Court dismissed Republic Tobacco's antitrust claims against NATC. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both NATC and Republic Tobacco and its affiliates, except for Republic Tobacco's claim of defamation per se against NATC, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief. In February 2003, the District Court granted Republic's motion for summary judgment on NATC's counterclaim that Republic tortiously interfered with NATC's business relationships and economic advantage. The only claim that remained to be tried was Republic's Lanham Act claim and damages on the defamation claim on which the Court previously ruled that Republic could only obtain equitable relief if successful.

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

On August 3, 2005, the Court issued its ruling and awarded NATC approximately $1.1 million. Republic has the option to appeal this award.

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

In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482).

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

The trial court has now vacated the initial trial plan in its entirety because of concerns that its provisions violated the dictates of the United States Supreme Court's decision in State Farm Mutual Automobile Insurance Company v. Campbell, 538 U.S. 408 (2003). A new trial plan has not yet been implemented with regard to the consolidated claims against the cigarette manufacturer defendants. The West Virginia Supreme Court has accepted review of the case management order and briefing by the parties was commenced. The claims against the smokeless tobacco manufacturer defendants remain severed and indefinitely stayed.

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

During the six months ended June 30, 2005, the Company recorded approximately $1.2 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

As part of the A&M agreement, as amended in April 2005, the Company paid a cash incentive fee of $0.3 million to A&M upon the closing of the refinancing of the Company's Old Credit Agreement, which was equal to 0.5% of the total commitment amount of the refinancing (reduced by $50,000 per month for the period from April 11, 2005 to the date of such refinancing). As of June 30, 2005, the Company has recorded an expense of approximately $0.3 million relating to the incentive fee. A&M is also entitled to a fee based on improvement in the Company's financial performance as measured against the Company's 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company's 2005 Business Plan. As of June 30, 2005, no related liability or expense has been recorded relating to financial performance improvements.


15.  SEGMENT INFORMATION

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

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the Smokeless Tobacco and Make-Your-Own segments based on their respective Net sales. Other includes the assets of the Company not assigned to segments and Eliminations includes the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on Operating income.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income.

The table below presents financial information about reported segments for the three months and six months ended June 30, 2005 and 2004, respectively (in thousands):



        FOR THE                                 MAKE             PREMIUM
  THREE MONTHS ENDED:         SMOKELESS         YOUR           MANUFACTURED
     JUNE 30, 2005             TOBACCO           OWN            CIGARETTES          OTHER        ELIMINATIONS        TOTAL
-------------------------   --------------   ------------    -----------------    ----------    ---------------   -------------
Net sales                   $      11,707    $    17,398       $          151     $   1,265       $          -    $     30,521
Operating income                    1,339          4,595               (1,174)       (1,912)                 -           2,848
Assets                             84,407        289,571                2,948        21,723           (159,129)        239,520

     JUNE 30, 2004
-------------------------

Net sales                   $      12,548    $    23,195        $         107     $   1,357        $         -     $    37,207
Operating income                    3,841          7,366               (1,111)          118                  -          10,214
Assets                             71,592        279,409                3,407        21,460           (114,458)        261,410



        FOR THE                                 MAKE             PREMIUM
   SIX MONTHS ENDED:          SMOKELESS         YOUR           MANUFACTURED
     JUNE 30, 2005             TOBACCO           OWN            CIGARETTES          OTHER        ELIMINATIONS        TOTAL
-------------------------   --------------   ------------    -----------------    ----------    ---------------   -------------

Net sales                   $      21,543    $    33,537       $          331     $   2,458      $           -     $    57,869
Operating income                    1,914          8,707               (2,158)       (3,752)                 -           4,711
Assets                             84,407        289,571                2,948        21,723           (159,129)        239,520

     JUNE 30, 2004
-------------------------

Net sales                   $      23,962    $    32,705        $         123     $   2,522       $          -     $    59,312
Operating income                    6,039          5,284               (2,506)         (190)                 -           8,627
Assets                             71,592        279,409                3,407        21,460           (114,458)        261,410


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

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Net Sales. Net sales for the three months ended June 30, 2005 were $30.5 million, a decrease of $6.7 million or 18.0% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $0.8 million or 6.7% from the corresponding period of the prior year. The volume of the Company's brands declined 20.2% in net cases due to promotional activity during the second quarter of 2004 as compared to limited promotional activity during the second quarter of 2005, coupled with a continuing decline in the segment.

Net sales of the Company's MYO segment decreased $5.8 million or 25.0% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales decreased $5.2 million or 31.3% from the corresponding period of the prior year due to significant promotional activities occurring in the second quarter of 2004 as compared to no significant promotional activities occurring during the second quarter of 2005. The MYO cigarette tobaccos and related product sales decreased $0.6 million or 8.7% in comparison to the corresponding period of the prior year. The aggregate volume in net cases decreased 12.7% driven substantially by a reduction in premium cigarette paper case sales due to the timing in promotional activities.

Gross Profit. Gross profit for the three months ended June 30, 2005 totaled $15.4 million, a decrease of $4.7 million or 23.5% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment decreased $0.6 million or 10.6% from the corresponding period of the prior year. Gross margin for this segment decreased to 46.2% of net sales for the current period from 48.2% in the corresponding period of the prior year due to several factors, including increased manufacturing costs per case coupled with an increase in case sales of lower margin products.

Gross profit of the MYO segment for the current period decreased $4.3 million or 32.0% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment decreased to 52.6% of net sales for the current period in comparison to 58.0% for the corresponding period of the prior year. This decrease in gross margin was due principally to product mix resulting from decreased sales of its premium cigarette papers.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended June 30, 2005 were $10.4 million, an increase of $0.5 million or 4.7% in comparison to the corresponding period of the prior year. Of this increase, $0.8 million relates to compensation expense, $0.2 million for travel and entertainment, $0.1 million relating to consulting services, offset by decreased legal and professional fees of $0.5 million and other of $0.1 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs decreased $0.7 million or 7.8% to $7.8 million for the three months ended June 30, 2005 as compared to the corresponding period of the prior year. This decrease related principally to the write off of deferred financing costs of approximately $1.2 million relating to the Old Senior Notes which were redeemed during April 2004 partially offset by the write off of deferred financing costs of approximately $0.2 million relating to the Senior Revolving Credit Facility which was refinanced during June 2005.

Other Expense. Other expense was $0.8 million for the three months ended June 30, 2005 as compared to $0.4 million during the corresponding period of the prior year. This increase relates principally to non-recurring legal related expenses partially offset by recoveries and lower expenses associated with counterfeiting activity.

Restructuring Charges. For the three months ended June 30, 2005, total restructuring charges amounted to approximately $2.2 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during 2005.

Income Tax Benefit (Expense). The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, only deferred tax expense related to inventories and tax-deductibe goodwill is being recorded in 2005. Tax benefit of $0.2 million for the three months ended June 30, 2005 was recorded, compared to tax expense of $0.5 million for the corresponding period of the prior year. As of June 30, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the three months ended June 30, 2004 was 38.0%.

Net Income (Loss). Due to the factors described above, net loss for the three months ended June 30, 2005 was $5.6 million compared to net income of $0.8 million for the corresponding period of the prior year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net Sales. Net sales for the six months ended June 30, 2005 were $57.9 million, a decrease of $1.4 million or 2.4% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $2.4 million or 10.1% from the corresponding period of the prior year. The volume of the Company's brands declined 7.1% in net cases due to promotional activity during the first six months of 2004 as compared to limited promotional activity during the first six months of 2005, coupled with a continuing decline in the segment.

Net sales of the Company's MYO segment increased $0.8 million or 2.5% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales increased $0.2 million or 0.7% from the corresponding period of the prior year due to the timing in promotional activities. The MYO cigarette tobaccos and related product sales increased $0.7 million or 6.0% in comparison to the corresponding period of the prior year. The aggregate volume in net cases increased 3.7% reflecting higher sales of lower price product.

Gross Profit. Gross profit for the six months ended June 30, 2005 totaled $29.6 million, a decrease of $0.4 million or 1.3% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment decreased $1.7 million or 14.6% from the corresponding period of the prior year. Gross margin for this segment decreased to 46.1% of net sales for the current period from 48.6% in the corresponding period of the prior year due to several factors, including increased manufacturing costs per case coupled with an increase in case sales of lower margin products.

Gross profit of the MYO segment for the current period increased $0.6 million or 3.2% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment increased to 53.8% of net sales for the current period in comparison to 53.5% for the corresponding period of the prior year. This increase in gross margin was due principally to product mix resulting from increased sales of its premium cigarette papers.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the six months ended June 30, 2005 were $20.8 million, a decrease of $0.5 million or 2.5% in comparison to the corresponding period of the prior year. Of this decrease, $2.1 million relates to management incentive payments incurred in conjunction with the refinancing in February 2004, $0.2 million relates to a reduction in legal expenses, $0.1 million reduction in travel and entertainment, offset by increased compensation expense of $1.4 million, freight of $0.4 million and other of $0.1 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs decreased $1.7 million or 9.7% to $15.4 million for the six months ended June 30, 2005 as compared to the corresponding period of the prior year. This decrease related principally to the write off of old deferred financing costs of approximately $1.6 million during the first six months of 2004, relating to the recapitalization and reorganization consummated in 2004, partially offset by the write off of deferred financing costs of approximately $0.3 million relating to the Senior Revolving Credit Facility which was refinanced during June 2005 and increased interest expense during the first six months of 2005 due to higher average outstanding indebtedness resulting from the recapitalization and reorganization consummated in 2004.

Other Income (Expense). Other expense was $1.6 million for the six months ended June 30, 2005 as compared to $0.5 million during the corresponding period of the prior year. This increase relates principally to higher litigation and related expenses associated with counterfeiting activity and non-recurring legal related expenses.

Restructuring Charges. For the six months ended June 30, 2005, total restructuring charges amounted to approximately $4.1 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during 2005.

Income Tax Benefit (Expense). The Company has determined that at June 30, 2005, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2005. Tax expense of $0.003 million for the six months ended June 30, 2005 was recorded, compared to a benefit of $3.4 million for the corresponding period of the prior year. As of June 30, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the six months ended June 30, 2004 was 38.0%.

Net Loss. Due to the factors described above, net loss for the six months ended June 30, 2005 was $12.3 million compared to $5.5 million for the corresponding period of the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, working capital was $36.1 million compared to $16.8 million at December 31, 2004. This increase was the result of a decrease in the revolving credit facility of $14.5 million, a higher cash balance of $7.9 million, a decrease in accounts payable of $2.6 million, an increase in accounts receivable of $0.2 million and a decrease in deferred taxes of $0.5 million offset by decreased inventory of $2.8 million, increased accrued liabilities of $3.0 million and decreased other current assets of $0.7 million.

For the six months ended June 30, 2005, net cash used in operating activities was $4.4 million compared with $6.9 million in the corresponding period of the prior year. This change was due primarily to reductions in inventory, increased amortization of deferred financing costs, offset by increases in accounts payable and a higher net loss.

For the six months ended June 30, 2005, net cash used in investing activities was $1.3 million compared with $0.6 million in the corresponding period of the prior year. This change was due to an increase in capital expenditures. The Company believes that its capital expenditure requirements for 2005 will be approximately $3.0-5.0 million due to the Stoker integration, purchasing of certain manufacturing equipment and the continuing investment in data and related systems.

For the six months ended June 30, 2005, net cash provided by financing activities was $13.7 million compared with $11.5 million in the corresponding period of the prior year. This change was due primarily to the February 2004 refinancing and the June 2005 refinancing.

The Company expects to be able to fund its seasonal working capital requirements through its operating cash flows and, if needed, borrowings under the Financing Agreement. As of June 30, 2005, the Company had additional availability of $55.0 million under the Financing Agreement.

On June 16, 2005, NATC refinanced its Old Credit Agreement by entering into the Financing Agreement. See Note 8 to the Condensed Consolidated Financial Statements included herein for a description of the Financing Agreement, which description is incorporated herein by reference. The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the "Credit Facility"). As of June 30, 2005, NATC had not borrowed any monies under the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. NATC will use the revolving credit facility for working capital requirements and other general corporate purposes.


CONTRACTUAL OBLIGATIONS
-----------------------

Certain contractual obligations are summarized in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 under the heading "Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of June 30, 2005, with the exception of the term loan and payoff of the Senior Revolving Credit Facility in connection with the June 2005 refinancing (see Note 8 to the Condensed Consolidated Financial Statements contained herein) there have been no material changes outside the ordinary course of our business in such contractual obligations from December 31, 2004.

FORWARD-LOOKING STATEMENTS

The Company cautions the reader that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to comply with certain Financing Agreement financial covenants, its ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company's current distribution programs, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation and any disruption in access to capital necessary to achieve the Company's business strategy.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have not been any significant changes with respect to quantitative and qualitative disclosures about market risk from what was previously disclosed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.


ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
----------------------------------

The Company's management, with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2005. In connection with the restatement described in Note 1 to the Company's consolidated financial statements, management determined that there was a material weakness in the Company's internal control over financial reporting as of December 31, 2004, as more fully described below. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2005 because of the material weakness discussed below.

Restatement of Previously Issued Consolidated Financial Statements
------------------------------------------------------------------

During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million for the year ended December 31, 2005 and the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005. The Company is in the process of determining the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement and intends to engage the services of consultants with appropriate levels of income tax accounting knowledge to assist in the review of complex tax matters.


The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its consolidated financial statements as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005. As a result, the Company concluded that it will restate such previously issued consolidated financial statements to recognize the impact of the correction. See Note 1 - Restatement of Consolidated Financial Statements, in the notes to the consolidated financial statements included under Item 1 within this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting
-----------------------------------------

The Company has determined that, as of December 31, 2004, it had a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company's 2004 annual and first quarter 2005 consolidated financial statements as described in Note 1 to the consolidated financial statements. In addition, unless effectively remediated, this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Changes in Internal Control
---------------------------

Other than the changes discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to August 11, 2005, the Company is in the process of determining the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement and intends to engage the services of consultants with appropriate levels of income tax accounting knowledge to assist in the review of complex tax matters.



                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Reference is made to the information contained in Note 14 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.




Item 6.   Exhibits
          --------

         10.1 Employment Agreement, dated June 8, 2005, between North Atlantic Trading Company, Inc. ( "NATC") and Lawrence S. Wexler (supersedes and replaces the Employment Agreement, dated December 1, 2003, between NATC, North Atlantic Cigarette Company, Inc., a subsidiary of NATC, and Lawrence
                    S. Wexler.

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

                                          NORTH ATLANTIC HOLDING COMPANY, INC.


Date: August 15, 2005                     /s/ Douglas P. Rosefsky.
                                          --------------------------------------
                                          Douglas P. Rosefsky
                                          Chief Executive Officer

                                          /s/ Brian C. Harriss
                                          --------------------------------------
                                          Brian C. Harriss
                                          Chief Financial Officer

                                  EXHIBIT INDEX

   No.    Description
   ---    -----------

  10.1 Employment Agreement, dated June 8, 2005, between North Atlantic Trading Company, Inc. ( "NATC") and Lawrence S. Wexler (supersedes and replaces the Employment Agreement, dated December 1, 2003, between NATC, North Atlantic Cigarette Company, Inc., a subsidiary of NATC, and Lawrence S. Wexler.

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