Form 10-K/A
period 2004-12-31
North Atlantic Holding Company, Inc.
filed 2005-08-19
CIK 1290677

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 2)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                        Commission File Number 333-115587

                      NORTH ATLANTIC HOLDING COMPANY, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                 20-0709285
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

              257 PARK AVENUE SOUTH, NEW YORK, NEW YORK 10010-7304
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 253-8185

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|.

As of March 29, 2005, the only class of voting or non-voting common equity issued and outstanding was the Registrant's Voting Common Stock, par value $.01 per share. There is no trading market for the Voting Common Stock. As of March 29, 2005, 588,578 shares of the Registrant's Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                Explanatory Note


This Form 10-K/A amends and restates North Atlantic Holding Company, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2004 filed on March 31, 2005, as amended by the Form 10-K/A filed on April 4, 2005 (collectively, the "Original Annual Report"). The Company has restated its previously issued financial statements, as of and for the year ended December 31, 2004 to reflect the correction of errors related to the calculation of the deferred income tax valuation. During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and an understatement of income tax expense of $9.8 million as of and for the year ended December 31, 2004. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004.


The Items of the Original Annual Report which are amended and restated are as follows: Item 1 Business (only the paragraph titled "Maintain lean, low cost culture" in the "Business Strategy" section); Item 6 Selected Financial Data;
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 8 Financial Statements and Supplementary Data (including the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statements of Net Earnings, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements (Notes 1, 4, 13, 18, and 20)) and Item 9A Controls and Procedures. Further, this Form 10-K/A contains new Exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of the filing of this Form 10-K/A.


The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in the Original Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Original Annual Report, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

                      North Atlantic Holding Company, Inc.
                          2004 Form 10-K Annual Report

                                TABLE OF CONTENTS



                                                                                                                     Page
                                                                                                                    -------

                                     PART I


Item 1.  Business                                                                                                      1

Item 2.  Properties                                                                                                   15

Item 3.  Legal Proceedings                                                                                            16

Item 4.  Submission of Matters to a Vote of Security Holders                                                          19

                                     PART II


Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                                                           19


Item 6.  Selected Financial Data                                                                                      21

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                                   31

Item 8.  Financial Statements and Supplementary Data                                                                  31

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                         31

Item 9A. Controls and Procedures                                                                                      31

Item 9B. Other Information                                                                                            31

                                    PART III


Item 10. Directors and Executive Officers of the Registrant                                                           32

Item 11. Executive Compensation                                                                                       35

Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                                                             42


Item 13. Certain Relationships and Related Transactions                                                               44

Item 14. Principal Accountant Fees and Services                                                                       46

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules                                                                   47


SIGNATURES                                                                                                            60

                                     PART I

ITEM 1.    BUSINESS
           --------

OVERVIEW

           North Atlantic Holding Company, Inc. (the "Company") is a holding company which owns North Atlantic Trading Company, Inc. ("NATC") and its subsidiaries, National Tobacco Company, L.P. ("NTC"), North Atlantic Operating Company, Inc. ("NAOC"), North Atlantic Cigarette Company, Inc. ("NACC"), National Tobacco Finance Corporation and its recently acquired subsidiaries, Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, "Stoker"). Except where the context otherwise requires, references to the Company include the Company and its subsidiaries. NTC is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the Beech-Nut(R), Trophy(R), Havana Blossom(R), Durango(R), Stoker(TM), Our Pride(TM) , and other brand names. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG(R) brand name pursuant to an exclusive long-term distribution agreement with Bollore, S.A. NAOC also manufactures and distributes Make-Your-Own ("MYO") cigarette tobaccos under the ZIG-ZAG(R), Stoker No. 2(TM), Old Hillside(TM), and other brand names, pursuant to its trademarks. NACC markets and distributes ZIG-ZAG Premium Cigarettes.

EVOLUTION OF THE COMPANY

           In 1988, Thomas F. Helms, Jr., Chairman and Chief Executive Officer of the Company, and an investor group led by Lehman Brothers, formed NTC to acquire the smokeless tobacco division of Lorillard Tobacco Company ("Lorillard"). Lorillard had manufactured and sold the popular Beech-Nut brand of loose leaf chewing tobacco since 1897.

           In 1997, NATC was formed to facilitate a corporate reorganization undertaken in connection with the acquisition (the "1997 Acquisition") of NATC Holdings USA, Inc., which owned the exclusive rights to market and distribute ZIG-ZAG premium cigarette papers in the United States, Canada and certain other international markets. Upon consummation of the 1997 Acquisition and the related reorganization, NATC became the holding company of NTC, which operates the Company's smokeless tobacco business, and NAOC, which operates the Company's premium cigarette paper and MYO cigarette business.

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

           The Company's principal executive offices are located at 257 Park Avenue South, 7th Floor, New York, New York 10010, and its telephone number is
(212) 253-8185.

           Effective as of February 9, 2004, NATC consummated a holding company reorganization, whereby the Company became the parent company of NATC. The holding company reorganization was consummated in part to allow the Company to issue senior discount notes in connection with NATC's refinancing of its existing debt and preferred stock, as more fully discussed below.

           The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 9, 2004, among NATC, the Company, and NATC Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company ("Merger Sub"). The Merger Agreement provided for, among other things, the merger of Merger Sub with and into NATC, with NATC being the surviving corporation (the "Merger"). In accordance with Section 228(a) of the Delaware General Corporation Law, NATC received the required written approval of the Merger by the holders of a majority of the outstanding shares of NATC's voting common stock.

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

           In connection with the Merger, the Company assumed all of NATC's obligations under NATC's outstanding warrants and stock options which were converted into rights to purchase an identical number of shares of the Company Common Stock. The subsidiaries of the Company were unaffected by the reorganization.

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

BUSINESS STRATEGY

           The Company's business strategy is to grow, both internally and through acquisitions, by responsibly marketing its products to adult consumers and by complying with all applicable laws, regulations and statutes. The Company intends to (i) capitalize on the strong brand identities of its products with a focus on product linkages and extensions; and (ii) improve the sales, marketing and operating efficiencies of its subsidiaries. The Stoker acquisition and the Company's recently launched ZIG-ZAG Premium Cigarette significantly enhance its product offerings to distributors, retailers and consumers. Through the elimination of certain administrative costs, the achievement of certain manufacturing synergies and through growth in distribution, the Company expects to meaningfully increase its sales and cash flows. In addition, the Company has tailored strategies for each of its product groups that are designed to maximize their profitability.

           Expand the Company's leadership position in the premium cigarette papers business. Building upon its exclusive long-term distribution and license agreement with Bollore in the United States and Canada, the Company expects to expand its market-leading ZIG-ZAG premium cigarette papers brand. The Company believes that it can manage its premium cigarette papers business for maximum profitability by focusing on its existing product lines and by increasing the distribution of its premium cigarette papers products into the large chain convenience store channel.

           Enhance the profit contribution of the Company's loose leaf chewing tobacco segment. Historically, the Company has maintained the profit contribution of its loose leaf chewing tobacco segment by offsetting volume declines with price increases and by controlling costs. With the addition of the Stoker products, which target the growing value-oriented category of the loose leaf chewing tobacco market, the Company expects to be able to slow its historical trend of volume declines. In addition, the Company believes it can expand sales of Stoker's value-oriented products by offering them through the Company's current distribution network. The Company also expects to further improve profitability through manufacturing cost synergies by consolidating operations.

           Continue to benefit from the growth in the MYO tobacco and related products market. MYO tobacco and related products currently enjoy a significant price advantage over manufactured cigarettes, primarily due to a lower level of federal and state excise taxation on MYO tobacco and the higher level of Master Settlement Agreement ("MSA") compliance costs associated with manufactured cigarettes. Other countries, such as the United Kingdom and Canada, indicate a strong correlation between rising manufactured cigarette prices and increasing consumption of MYO tobacco and related products. In 1999, the Company launched the industry's first fully-integrated MYO line of products, comprised of smoking tobaccos, tubes, injectors and starter kits under the ZIG-ZAG brand. The Company recently expanded its portfolio of MYO tobacco and related products by acquiring the Stoker brands. The Company believes its existing portfolio of ZIG-ZAG premium MYO tobacco and related products, supplemented by the recently acquired Stoker portfolio of value-oriented MYO tobacco and related products, will allow it to continue to benefit from the growth trend in this market. Furthermore, the Company expects overall category growth of MYO tobacco and related products to continue for the near future, and accordingly, it intends to focus on expanding distribution of its MYO tobacco and related products into the large chain convenience store channel. In addition, the Company has developed and placed innovative, highly visible point-of-purchase displays to enhance retail category merchandizing of its MYO products and to increase consumer awareness.

           Grow sales of the Company's new ZIG-ZAG Premium Cigarette. During September 2003, the Company began a highly focused launch of its new premium manufactured cigarette under the ZIG-ZAG Premium Cigarette brand in Dallas, Los Angeles, Miami and Seattle. By leveraging its well-developed brand equity, the Company believes it can successfully market and increase the sales of this new premium product in the largest and most profitable segment of the cigarette industry. In 2004 the Company expanded distribution of its cigarette into Colorado, Montana, Georgia and Nevada.

           Maintain lean, low cost culture. The Company's most significant cost of goods sold, other than federal excise taxes, are tobacco and packaging. The Company rigorously monitors these costs and has relationships with multiple suppliers to maintain competitive pricing. The Company operates an efficient manufacturing operation that requires a modest level of capital expenditures. The Company maintains a lean corporate staff and an operating company culture that seeks to minimize the overhead costs associated with its vertically integrated tobacco operations. The Company believes that the application of its efficient management and manufacturing processes to the recently acquired Stoker operations will generate significant short-term and ongoing cost savings.

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

Smokeless Tobacco

           Smokeless tobacco products, including loose leaf chewing tobacco, have a long, established tradition of use in the United States. An estimated 7.8 million Americans are regular users of smokeless tobacco products, according to the U.S. Department of Health and Human Services. The smokeless tobacco market is composed of the five product categories listed below:

          o Moist Snuff: Moist snuff made from dark, air-cured tobacco that is aged, flavored, finely ground and packaged in 1 ounce round fiber or plastic cans.

          o Loose Leaf Chewing Tobacco: Loose leaf chewing tobacco is typically made from air-cured leaf tobacco, using both domestic and imported tobaccos, that is aged, flavored and packed in foil pouches.

          o Plug Chewing Tobacco: Plug chewing tobacco is made from air-cured leaf tobacco, which is heavily flavored and pressed into small bricks or blocks.

          o Twist Chewing Tobacco: Twist chewing tobacco is made of dark, air-cured tobacco, which is twisted into strands that are dried and packaged like a dry, pliable rope.

          o Dry Snuff: Dry snuff is a very finely ground, powdered tobacco product, which is sometimes flavored and is packaged in a variety of containers.

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

           According to information provided by the Smokeless Tobacco Council, manufacturers' sales for the smokeless tobacco market increased to $2.268 billion in 2003 from $1.7 billion in 1995, representing an 8-year compound annual growth rate of 1%. The increase in sales is primarily related to an increase in manufacturers' sales of moist snuff, which grew to $1.88 billion in 2003 from $1.3 billion in 1995, representing a compound annual growth rate of 5.1%. In contrast to the growth of moist snuff sales, there has been a decline in manufacturers' sales of chewing tobacco products, including loose leaf chewing tobacco.

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

           The Company estimates it has a current share of approximately 16.5% of the loose leaf chewing tobacco market. The other three principal competitors in the loose leaf chewing tobacco product category, together with the Company, represented nearly all of the loose leaf chewing tobacco category in the United States in 2004. The Company's market share and those of its principal competitors in the loose leaf chewing tobacco products market have remained relatively consistent over the past five years, with Swedish Match North America, Inc. holding an approximate 43% market share; Conwood Corporation, an approximate 33% market share; and Swisher International, Inc., an approximate 6% market share.

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

MYO Products

           The MYO products market consists of several different product categories, with each product designed to work with the others to allow the consumer to make their own cigarettes. Among the products are premium cigarette papers, MYO tobacco, which is cigarette smoking tobacco in loose form, packaged typically in canisters, pouches or bags, and products relating to MYO tobacco, which include cigarette tubes (papers with a filter fashioned into an "empty" cigarette), cigarette rolling machines, used to roll cigarette papers and tobacco into a cigarette, and cigarette injector machines, used to insert the smoking tobacco into the empty cigarette tubes.

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

           There are two principal paper categories: premium, interleaved paper and discount "flat" or non-interleaved paper. Premium cigarette papers are made primarily from rice, flax or combinations of other natural fibers. Characteristics used to distinguish various papers include size, stability and cut, all of which affect the ease of making your own cigarettes, and variations of material and flavor, which impact taste. Premium cigarette papers are sold in booklets in various sizes and are also segmented by price and quality.

           The Company's principal competitors in the premium cigarette paper market are Republic Tobacco L.P., which markets JOB(R); Robert Burton Associates, Inc., a wholly-owned subsidiary of Imperial Tobacco Group plc, which markets EZ Wider(R); and VCT B.V., which markets the Bambu(R) brand. While market information is not officially compiled, the Company estimates that it, together with these three companies, collectively have a market share in excess of 95% of the premium cigarette papers market.

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

           The other principal U.S. competitors in the MYO tobacco and related products market are Republic Tobacco, L.P., and its TOP Tobacco, L.P. subsidiary, which markets the Top(R) brand; and Lane Limited, a subsidiary of Reynolds America, which markets the Bugler(R) and Kite(R) brands. Many other companies also compete in this market, such as, Peter Stokkebye International A/S, which markets the Bali Shag(R) brand, and Santa Fe Natural Tobacco Company Inc., a Division of Reynolds America, which markets the Natural America Spirit(R) brand.

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

           For a number of years, major U.S. cigarette manufacturers have been faced with lawsuits by private plaintiffs and governmental entities. In response to the growing number of lawsuits, the major cigarette manufacturers settled several claims with the state attorneys general. On November 23, 1998, the major U.S. cigarette manufacturers entered into the MSA with attorneys general representing 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Mariana Islands (the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states and territories. Separately, the major cigarette manufacturers settled similar claims on an individual basis that were brought by Florida, Texas, Minnesota and Mississippi (the "Non-MSA States").

           Under the MSA and the settlement agreements with the Non-MSA States, the manufacturers that participated in the settlement are obligated to make annual payments to the states. In addition, pursuant to the terms of the MSA, industry participants agreed to various restrictions and limitations regarding the advertising, promotion and marketing of tobacco products in the United States. For a more detailed description of the business restrictions and annual payments due under the MSA, see "--State Attorney General Settlement Agreements."

           The original major manufacturers that negotiated and initially signed the MSA are called the Original Participating Manufacturers ("OPMs"). Some smaller manufacturers who subsequently elected to participate in the MSA are called Subsequent Participating Manufacturers ("SPMs"). OPMs and SPMs are required to make annual MSA payments to the 46 signatory states based on their national sales volumes, regardless of the state in which cigarettes are sold. Manufacturers who elected to comply with the MSA through escrow deposits are referred to as Non-Participating Manufacturers ("NPMs"). NPMs are required to make annual or quarterly escrow deposits to each of the 46 states separately based upon units sold to a particular state and are not required to deposit escrow amounts related to sales in the Non-MSA states. For a more detailed description of signatory payment requirements of OPMs and SPMs and the escrow deposit requirements of NPMs, see "--State Attorney General Settlement Agreements."

           In order to fund their payment obligations under the MSA, major cigarette manufacturers have instituted a series of price increases from 1997 through 2004. The average wholesale list price charged for a carton of premium cigarettes has increased at a 17.5% compound annual growth rate from 1997 to 2004.

           There are four primary categories of manufactured cigarettes in the United States, commonly referred to as "Tiers," that are generally determined based upon average price per carton and the level of marketing and promotional support provided at retail: Premium (Tier 1); Branded Savings (Tier 2); Generic (Tier 3); and Deep-Discount (Tier 4).

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

           The premium category continues to make up the largest share of overall U.S. cigarette sales volumes, with a 73% market share in 2003. Of that amount, over 95% are related to sales of the top three major cigarette manufacturers. The discount category (Tiers 2 - 4) had an approximate 27% market share.

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

Loose Leaf Chewing Tobacco

           Loose leaf chewing tobacco is made from aged, air-cured tobacco, which is processed and flavored and then packaged in foil pouches. Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild. According to Company estimates, in 2003, full-flavored products accounted for approximately 75% of the loose leaf volume and mild flavored products comprised an estimated 25%. The Company sells its loose leaf chewing tobacco products under the Beech-Nut, Trophy, Havana Blossom and Durango brand names. The Beech-Nut brands are available in two flavors: Regular and Wintergreen. Beech-Nut Regular is a full-flavored product, which the Company believes is ranked third in market share in both the full-flavored loose leaf chewing tobacco category, and in the overall loose leaf chewing tobacco market. Beech-Nut Wintergreen was introduced in 1979 and has the largest market share of any premium flavored loose leaf brand. The Trophy brand was introduced into the mild product category in 1992. The Company's Havana Blossom brand is a regional brand, sold primarily in West Virginia, Pennsylvania and Ohio. The Durango brand, which was introduced in March 1998, is a nationally distributed value brand.

           The Company acquired additional brands (with a total of 18 distinct styles and flavors) of loose leaf chewing tobacco as a result of the Stoker acquisition. These brands include Tennessee Chew, Our Pride and Fred's Choice. The Stoker brands appeal to value-conscious consumers. The Company believes the Stoker brands are the market leaders in the value-oriented category of the loose leaf chewing tobacco market. The Stoker brands are principally sold in 8 oz. and 16 oz. value-oriented packages as opposed to the industry standard of 3 oz. packages.

MYO Products

           The Company's MYO products include ZIG-ZAG premium cigarette papers, MYO tobacco and related products, such as cigarette tubes, cigarette rolling and injector machines and MYO starter kits.

           The Company sells its premium cigarette papers under the ZIG-ZAG brand. Although premium cigarette papers are sold in a variety of different widths and styles, the Company's primary styles are its standard width ZIG-ZAG White and ZIG-ZAG 1 1/4 sized French Orange premium cigarette papers. Other premium paper products sold under the ZIG-ZAG name are Kutcorners, which are designed for easier hand-rolling; -- 1 1/2 sized; king-sized; and double-wide.

           The Company's MYO tobacco products include its ZIG-ZAG Classic American Blend and its recently acquired Stoker's Number 2 and Old Hillside brands of value-oriented MYO tobaccos, both of which appeal to the price-conscious consumer. Stoker's Number 2 was the first brand of MYO tobacco to be sold in 16 oz. bags, thus contributing to the growth of the value-oriented category.

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

SALES AND MARKETING

           The Company has a nationwide sales organization of approximately 100 people, which is divided into a national accounts group, a field sales organization and a sales administration staff. The field sales organization focuses on the Company's loose leaf chewing tobacco and MYO products and was re-organized in 2002-2003, primarily to allow the Company to more effectively provide sales coverage and to penetrate the distribution channel of the chain convenience stores, where tobacco product sales are significant. The national accounts group focuses on large national convenience store headquarters and district offices as well as other major accounts, such as, Couche-Tard/Circle K, Valero, Mapco, Wal-Mart, Sam's Club, Costco, K-Mart, Walgreens and others. The Company is utilizing various marketing and sales promotional partnerships with respect to the sales and marketing surrounding the launch and distribution of its ZIG-ZAG Premium Cigarettes.

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

           At the retail level, the Company's loose leaf chewing tobacco products are promoted through volume and price-discount programs and the use of innovative, high visibility point-of-purchase floor and shelf displays, banners and posters. The Company has neither relied upon nor conducted any advertising in the consumer media for its loose leaf chewing tobacco products.

           The majority of ZIG-ZAG premium cigarette papers promotional activity is at the wholesale distributor level and consists of distributor promotions, trade shows and trade advertising. The MYO smoking tobaccos and related products' promotional activity is more focused at the retail level with spending on point-of-sale displays and at the consumer level with price-off promotions, primarily through the use of coupons.

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

           The Company's largest customers, COD Company and the McLane Company, accounted for approximately 18.25% and 8.64%, respectively, of its net sales in 2004. The loss of either of these customers could have a material adverse effect on the results of operations, financial position and cash flows of the Company. The Company does not believe that the loss of any other customer would have a material effect on the results of operations, financial position or cash flows of the Company either in the intermediate or long term.

DISTRIBUTION AGREEMENTS

           NAOC is party to two long-term distribution and licensing agreements with Bollore with respect to sales of premium cigarette papers, cigarette tubes and cigarette injector machines (collectively the "Products") in the United States and Canada (collectively, the "Distribution Agreements"). Under the Distribution Agreements, Bollore granted NAOC the exclusive right to purchase the Products bearing the ZIG-ZAG brand name from Bollore for resale in the United States and Canada. NAOC has the sole right to determine the price and other terms upon which NAOC may resell any products purchased from Bollore, including the right to determine the distributors of such products within these countries.

           The Distribution Agreements establish the purchase pricing mechanism for premium cigarette papers through 2004, which allows certain adjustments to reflect increases in the U.S. and Canadian Consumer Price Indices and to account for material currency fluctuations. The Distribution Agreements provide that, in order to assure each of the parties commercially reasonable profits in light of inflationary trends and currency translation factors, prior to December 31, 2004 and each fifth-year anniversary from such date thereafter, the parties would enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration. The Company and Bollore have agreed to extend the existing pricing mechanisms for a new five year term.

           Pursuant to the Distribution Agreements, export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days from the bill of lading date and its invoices are payable in Euros. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004, which terms have been extended through 2009.

           According to the Distribution Agreements, NAOC must purchase the Products from Bollore, subject to Bollore fulfilling its obligations under these agreements. Bollore is required by the agreements to provide NAOC with the quantities and quality of the products that it desires. The Distribution Agreements provide NAOC with certain safeguards to help ensure that NAOC will be able to secure a steady supply of product. Such safeguards include (i) granting NAOC the right to seek third party suppliers with continued use of the ZIG-ZAG trademark if Bollore is unable to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, and (ii) maintaining a two month supply of safety stock inventory of the premium papers, tubes and injector machines in the United States at Bollore's expense.

           Under the Distribution Agreements, NAOC has also agreed for a period of five years after the termination of such Distribution Agreements not to engage, directly or indirectly, in the manufacturing, selling, distributing, marketing or otherwise promoting in the United States and Canada, of premium cigarette paper or premium cigarette paper booklets of a competitor without Bollore's consent, except for certain de minimis acquisitions of debt or equity securities of such a competitor and certain activities with respect to an alternative supplier used by NAOC as permitted under the Distribution Agreements.

           Each of the Distribution Agreements was entered into on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial twenty year term commencing on the date of such agreement and will be renewed automatically for successive twenty year terms unless terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bollore to terminate such agreement (i) if certain minimum purchases (which, in the case of the U.S. Distribution Agreement and the Canada Distribution Agreement were significantly exceeded in 2004) of premium cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year; (ii) if the Company assigns such agreement without the consent of Bollore (other than certain permissible assignments to wholly owned subsidiaries of the Company);
(iii) upon a change of control of NAOC or any parent of NAOC without the consent of Bollore; (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC; and (v) certain material breaches, including NAOC's agreement not to promote, directly or indirectly, premium cigarette paper or premium cigarette paper booklets of a competitor. Additionally, the Canada Distribution Agreement is terminable by either NAOC or Bollore upon the termination of the U.S. Distribution Agreement.

PATENTS, TRADEMARKS AND TRADE SECRETS

           The Company has numerous registered trademarks relating to its loose leaf chewing tobacco and MYO tobacco products, including the trademarks for its Beech-Nut, Trophy, Havana Blossom, Durango and Tennessee Chew products. The Company is applying for registration of its Fred's Choice, Old Hillside, Our Pride and Stoker's Number 2 trademarks. The registered trademarks, which are significant to the Company's business, expire periodically and are renewable for additional 20-year terms upon expiration. Flavor and blend formulae trade secrets relating to NTC's and NAOC's tobacco products, which are key assets of their businesses, are maintained under strict secrecy. The ZIG-ZAG trade name and trademark for premium cigarette papers and related products are owned by Bollore and have been exclusively licensed to NAOC in the United States and Canada. NAOC owns the ZIG-ZAG trademark with respect to tobacco products. The Company's catalog business is operated under the Fred Stoker & Sons, Inc. name.

RAW MATERIALS, PRODUCT SUPPLY AND INVENTORY MANAGEMENT

Loose Leaf Chewing Tobacco

           NTC's loose leaf chewing tobacco is produced from air-cured leaf tobacco. Each of the Company's brands has its own unique tobacco blend. NTC utilizes tobaccos grown domestically in Pennsylvania and Wisconsin as well as those imported from countries such as Argentina, Brazil, France, Germany, Indonesia, Italy, and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to agreements with NTC, Lancaster Leaf Tobacco Company of Pennsylvania, a wholly owned subsidiary of Universal Corporation ("Lancaster"), (i) purchases and processes tobacco on an exclusive basis, (ii) stores tobacco inventory purchased on behalf of NTC and
(iii) generally maintains a 12- to 24-month supply of NTC's various tobacco types at their facilities. NTC generally maintains up to a two-month operating supply of tobacco at its manufacturing facilities in Louisville, Kentucky.

           In addition to raw tobacco, NTC's loose leaf chewing tobacco products include food grade flavorings, all of which have been approved by the Food and Drug Administration and/or other federal agencies. NTC is not dependent upon any single supplier for those raw materials or for the supply of its packaging materials.

           NTC generally maintains up to a two-month supply of finished loose leaf chewing tobacco. This supply is maintained at the Louisville facility and in four regional bonded public warehouses to facilitate distribution.

MYO Products

           Pursuant to NAOC's Distribution Agreements with Bollore, NAOC must purchase its premium cigarette papers, cigarette tubes and cigarette injecting machines from Bollore, subject to Bollore fulfilling its obligations under these agreements. If Bollore is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, NAOC may seek third-party suppliers and continue the use of the ZIG-ZAG trademark. To ensure that NAOC has a steady supply of premium cigarette paper products as well as each style of cigarette tubes and injectors, Bollore is required to maintain, at its expense, a two-month supply of inventory in a public warehouse in the United States. See "--Distribution Agreements."

           To facilitate general distribution, in addition to the inventory maintained by Bollore, NAOC also maintains a supply of its products at the Louisville facility and in four regional bonded public warehouses.

           NAOC obtains their MYO smoking tobaccos primarily from international sources and are not dependent on any one type of tobacco for its blends. NAOC purchases these smoking tobaccos principally through multiple purchasing agents. The MYO related products are purchased in finished form from various suppliers at Bollore's direction.

           Bollore has from time to time been unable to produce and supply the Company with sufficient quantities of cigarette tubes and injectors due, in part, to the rapid growth in NAOC's sales of those products. Bollore has not, however, experienced any problems supplying the Company with sufficient quantities of its premium cigarette paper products. Management currently believes that the Company's other sources for its supplies are adequate for its projected needs.

Premium Cigarettes

           The Company outsources the manufacture of its ZIG-ZAG Premium Cigarettes. The Company purchases all of the raw materials used in the manufacture of its ZIG-ZAG Premium Cigarettes, including the tobacco, papers, filters and packaging, and arranges for the raw materials to be delivered to the contract manufacturer who then assembles the finished product under the Company's supervision. Similar to the Company's arrangement with Lancaster Leaf Tobacco Company of Pennsylvania for its loose leaf chewing tobacco products, Blending Services International, Inc., a wholly-owned subsidiary of Universal Corporation, is the exclusive purchaser of the tobacco used in its ZIG-ZAG Premium Cigarettes. Kentucky Cut Rag, LLC processes the tobacco, and the Company stores the processed tobacco in its Louisville, Kentucky facility. The Company generally maintains a one-year supply of tobacco at its Louisville facility. The Company obtains the other raw materials for its ZIG-ZAG Premium Cigarettes from various other sources. The Company is not dependent on one single source for any of its other raw materials.

           The manufacturing agreement for the Company's ZIG-ZAG Premium Cigarettes provides that the contract manufacturer will manufacture the Company's requirements for the product on an "as-needed" basis. The contract is terminable by the Company upon 90 days written notice. The Company maintains quality control personnel at the contract manufacturer's facility to oversee the manufacturing process and to test the finished product. Once the manufacturing is completed, the contract manufacturer ships the finished goods to bonded public warehouses to facilitate distribution.

MANUFACTURING

           The Company's subsidiaries manufacture their loose leaf chewing tobacco products at their manufacturing facility in Louisville, Kentucky. They also contract for the manufacture of their premium cigarette papers, cigarette tubes, rolling and injector machines, MYO smoking tobaccos and ZIG-ZAG Premium Cigarettes. In the case of its MYO smoking tobacco products, the subsidiaries complete the processing of and packaging of these products at their manufacturing facility in Louisville. The Company consolidated its manufacturing operations into its Louisville manufacturing facility in 2004, eliminating its manufacturing facility in Dresden Tennessee. The Company believes that its production capabilities, quality control procedures, research and development activities and overall facilities and equipment are adequate for its projected operations.

Production and Quality Control

           The Company uses proprietary production processes and techniques, including strict quality controls. During the course of each day, NTC's quality control group periodically tests the quality of the tobacco; flavorings; application of flavorings; premium cigarette papers, tubes and injectors; and packaging materials. The Company utilizes sophisticated quality control and pilot plant production equipment to test and closely monitor the quality of its products. The quality of the Company's products is largely the result of using high grade tobacco leaf, food-grade flavorings and an ongoing analysis of tobacco cut, flavorings and moisture content.

           Given the importance of contract manufacturing to the Company, the Company's quality control group ensures that established written procedures and standards are strictly adhered to by each of its contract manufacturers.

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

Facilities

           NTC's Louisville facility was formerly owned and used by Lorillard for the manufacture of cigarettes, little cigars and chewing tobacco. This approximately 600,000 square foot facility occupies a 26-acre urban site near downtown Louisville. The facility's structures occupy approximately one-half of the total acreage. The facilities are in very good condition and have received regular maintenance and capital improvements. The facility provides ample space to accommodate an expansion of the Company.

           The Company believes its production capabilities, quality control procedures, research and development and overall facilities and equipment are adequate for its projected operations.

Competition

           The Company, through NTC and Stoker, is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States. The other three principal competitors in the loose leaf chewing tobacco segment, which, together with the Company, generate approximately 98% of this segment's sales, are Swedish Match North America, Inc., Conwood Corporation and Swisher International Group Inc. Management believes that moist snuff products are used interchangeably with loose leaf products by many consumers and, as a result, US Smokeless Tobacco Company, the largest manufacturer of moist snuff (and of all smokeless tobacco products when taken as a whole) is also a significant competitor. As indicated above under "Industry and Markets," sales of moist snuff have grown over the past decade while sales of loose leaf have declined during that same period. In addition, the Company's three principal competitors in the loose leaf chewing tobacco segment also manufacture and market moist snuff.

           NAOC is the largest importer and distributor in North America of premium cigarette papers. NAOC's three major competitors for premium cigarette paper sales are Republic Tobacco, L.P., Robert Burton Associates, Inc., a wholly-owned subsidiary of Imperial Tobacco Group plc and VCT B.V. Although there is no source for comprehensive industry data, the Company believes that it, together with these three companies, collectively have a market share in excess of 95% of the premium cigarette papers market.

           The Company's principal competitors in the MYO segment are Republic Tobacco, L.P., in conjunction with its TOP Tobacco, L.P. subsidiary, and Lane Ltd, a division of Reynolds America, Inc., the third largest cigarette company in the United States. Many other companies also compete in this segment, including Peter Stokebye International A/S, and Santa Fe Natural Tobacco, a Division of Reynolds America Inc. These competitors, unlike the Company, all are granted "protected share" under the cigarette MSA which allows them to avoid a substantial amount of their payment obligations under that agreement. The Company does not have protected share and therefore is at an economic disadvantage with respect to those competitors. (See "State Attorney General Settlement Agreements".)

           The Company's primary competitors in the manufactured cigarette market are the three "majors": Philip Morris USA, Inc., the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2004; R.J. Reynolds Tobacco Company Inc.; and Lorillard Tobacco Company, as well as Vector Group Ltd. (the parent company of Liggett Group Inc.).

           Many of the Company's competitors are better capitalized than the Company and have greater financial and other resources than those available to the Company. The Company believes that its ability to effectively compete and its strong market positions in its principal product lines are due to its high brand recognition and the perceived quality of each of its products, its manufacturing and operating efficiencies, and its sales, marketing and distribution efforts.

EMPLOYEES

           As of March 15, 2005, the Company, through its subsidiaries, employed a total of 296 full-time employees. With the exception of 100 manufacturing employees, none of the Company's employees are represented by unions. The unionized employees are covered by three collective bargaining agreements. Two of these agreements, covering 98 employees, will expire in January 2008. The other agreement, covering two employees, will expire in April 2008.

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

           Producers of tobacco products are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations, including increases in various taxes, requirements that tobacco products be displayed "behind-the-counter" and public smoking restrictions, has been a major cause of the overall decline in the consumption of tobacco products since the early 1970's. Moreover, the future trend is toward increasing regulation of the tobacco industry.

           In 1996, the U.S. Food and Drug Administration (the "FDA") promulgated regulations asserting jurisdiction over tobacco products. These regulations, among other things, included severe restrictions on the manufacture, distribution and sale of tobacco products and required compliance with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, among other things. On March 21, 2000, the U.S. Supreme Court ruled that the FDA does not have the authority to regulate tobacco products without more explicit direction from Congress and that the FDA regulations were unconstitutional. The Company remains, however, subject to regulation by numerous other federal agencies, including the Federal Trade Commission ("FTC"). If Congress were to enact legislation granting the FDA specific authority over tobacco products, the FDA's exercise of jurisdiction could lead to more expansive FDA-imposed restrictions on tobacco operations than those set forth in the current regulations.

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

           The Company's catalog business is also subject to various federal, state and local regulations, which, among other things, prohibit the sale of tobacco products to minors. Further regulations could have an adverse impact on the Company's catalog business.

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

Required Payments

           The MSA required the four OPMs to make a series of initial payments over five years totaling $13.2 billion. The last of these five payments was paid on January 10, 2003. The MSA also requires annual industry payments for participating manufacturers which were $8.0 billion in 2004, but will increase to $8.13 billion in 2008, and to $9.0 billion in 2017 and thereafter in perpetuity. Ten additional payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the OPMs on the basis of relative national market share and most are subject to adjustments, including but not limited to, adjustments for inflation, volume, loss of market share to SPM's and NPM's, operating income, and payments to the four Non-MSA States.

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

MSA Fees and Litigation Costs

           The OPMs also agreed to pay the litigation costs, including government attorneys' fees, of the offices of the Attorneys General relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the jurisdictions.

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

Subsequent Participating Manufacturers

           Under the MSA each SPM is required to make payments in any year that equal, on a per-cigarette basis, the sum of the annual and strategic contribution payments and payments for the benefit of the national public education fund by the OPMs in that year, provided that SPMs who signed the MSA within 90 days of its effective date are required to make such payments only on unit volumes that represent the increase in its market share in such year over the greater of the SPM's 1998 market share or 125% of its 1997 market share.

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

           In 2004, Michigan, Utah and Alaska passed new legislation that places additional payment obligations on NPM products sold in these states. In addition to making escrow payments, NPM's must now make an additional advance payment on cigarette and MYO sales based on anticipated cigarette or MYO sales in the state. These `equity assessment' payments range from $3.50 to $5.00 per carton of manufactured cigarettes, and $1.22 to $1.50 per pound of MYO tobacco. Such equity assessments limit the ability of NPM's to compete against OPM's and SPM's that are not required to make these additional payments in these states. The Michigan statute is currently subject to a NPM legal challenge from Carolina Tobacco Company. The Company currently sells MYO products in the above states.

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

           In 2003, the State of Minnesota enacted a new statute requiring non-signatory companies to the Minnesota tobacco settlement to pay an `equity assessment' on all cigarette products sold in the State. The statute does not extend to MYO products, and is currently subject to a legal challenge by the Council of Independent Tobacco Manufacturers of America. The Company does not currently sell manufactured cigarette products in the state.

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

           If the Second Circuit's analysis prevails over the Third Circuit's, and the facts as alleged in the Freedom Holdings are proven, those provisions of the MSA that give rise to the output cartel would be declared illegal. Due to other provisions of the MSA, the major manufacturers would be required to enter into a new settlement with the states. Management believes, although no assurance can be given, the Company and its subsidiaries would benefit since (i) it would have maintained its favorable business development options, (ii) it would likely receive a refund of its escrow funds, and (iii) it would not likely have to escrow funds going forward. However, should the Third Circuit's analysis prevail over the Second Circuit, the Company will not be adversely affected since the Third Circuit's analysis merely maintains the status quo.

EXCISE TAXES

           Tobacco products and premium cigarette papers have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Since 1986, smokeless tobacco (including dry and moist snuff and chewing tobacco) has been subject to federal excise tax. Smokeless tobacco is taxed by weight (in pounds or fractional parts thereof) manufactured or imported. Effective January 1, 2002, the federal excise tax on loose leaf chewing tobacco was increased to $0.195 per pound from $0.17 per pound. Effective January 1, 2002, the federal excise tax on premium cigarette paper was increased to $0.0122 from $0.0106 per fifty papers, the federal excise tax on cigarette tubes was increased to $0.0244 from $0.0213 per fifty tubes, and the federal excise tax on MYO tobacco was increased to $1.0969 from $0.9567 per pound. Although these more recent increases in the rate of federal excise taxes are not expected to have an adverse effect on the Company's business, future enactment of increases in federal excise taxes on the Company's products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes.

           Tobacco products and premium cigarette papers are also subject to certain state and local taxes. The imposition of state and local taxes in a jurisdiction could have a detrimental impact on sales in that jurisdiction. Any enactment of new state or local excise taxes or an increase in existing excise taxes on the Company's products is likely to have an adverse effect on sales.

           Cigarettes are also subject to substantial and increasing excise taxes. On January 1, 2002, the federal excise tax included in the price of cigarettes increased by $2.50 to $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). Additional excise taxes, which are levied upon and paid by the distributors, are also in effect in the 50 states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from $.025 to $2.55 per package of 20 cigarettes. Future enactment of increases in federal excise taxes on the Company's ZIG-ZAG Premium Cigarettes could adversely affect demand for them and have a material adverse effect on the Company's results of operations, financial position and cash flows. In addition, further increases in state and local excise taxes could affect demand for the Company's cigarettes. The Company is unable to predict the likelihood of passage or magnitude of future increases in excise taxes.

ENVIRONMENTAL REGULATIONS

           The Company believes that it is currently in substantial compliance with all material environmental regulations and pollution control laws.

OTHER

           Additional information in response to Item 1 can be found in Note 23 (Segment Information) to the Consolidated Financial Statements.

ITEM 2.    PROPERTIES
           ----------

           As of December 31, 2004, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 751,351 square feet. Of this footage, approximately 600,000 square feet are owned and 151,351 square feet are leased.

           To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of manufacturing and nationwide distribution facilities. The Company's two manufacturing and distribution facilities are located in Louisville, Kentucky and Dresden, Tennessee.

           The following table describes the principal properties of the Company as of December 31, 2004:


Location                           Principal Use                       Square Feet                   Owned or Leased
--------                           -------------                       -----------                   ---------------

New York, NY                   Corporate headquarters                     10,351                         Leased

                               Manufacturing, R&D,
Louisville, KY                 warehousing, distribution and
                               administration                             600,000                        Owned

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

           In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. The Company does not believe that any of these other proceedings will have a material adverse effect on the results of operations, financial position or cash flows of the Company. For a description of regulatory matters and related industry litigation to which the Company is a party, see Part I, Item 1.
"Business--Regulation."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

      None.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           ------------------------------------------------------------------
           AND ISSUER PURCHASES OF EQUITY SECURITIES
           -----------------------------------------

           There is no established public trading market for the Company's Voting Common Stock, par value $.01 per share.

           No dividends have been declared or paid on the Voting Common Stock. Except as described below, the policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. The Board of Directors reserves the right, however, to review the dividend policy periodically to determine whether the declaration of dividends is appropriate.

           In connection with the refinancing of the NATC's existing debt and preferred stock on February 17, 2004 (as described under Part I, Item 1, "Business-Recent Events" above and in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below), the Company offered and sold $97.0 million aggregate principal amount at maturity (March 1, 2014) of senior discount notes. Interest on these notes will become payable semiannually in cash, at the rate of 12-1/4% per annum, commencing March 1, 2008. As the Company is a holding company with no operations or material assets other than the capital stock of NATC, its ability to make payments on such notes is dependent on the distribution of funds (through loans, dividends or otherwise) from NATC. It is currently contemplated that NATC will declare and pay dividends to fund the Company's interest payment obligations under its notes.

           The payment of dividends by NATC is subject to restrictions contained in (i) NATC's new senior revolving credit facility and (ii) the indenture governing NATC's new senior notes.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------


                                                                        Year Ended December 31,
                                              ------------------------------------------------------------------------------------
                                                  2004
                                               As Restated,
                                                   (6)             2003             2002              2001              2000
                                               -------------   -------------    -------------     -------------       ------------
                                                           (amounts in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:

Net sales(1), (4)                              $    115,320    $    101,593     $     94,425      $     89,622        $    90,365
Net income (loss)(2), (3), (4), (5)                 (34,922)         (6,241)           5,485            (1,364)            (3,200)
Net income (loss) applicable to common
   shares(2), (3)                                   (36,535)        (13,516)           3,904            (8,109)            (9,205)
Basic earnings per common share:
            Income (loss)                            (63.23)   $     (25.59)    $       7.39      $     (15.35)       $    (16.96)
            Cumulative effect of change in
               accounting principle                      --              --               --                --              (0.47)
                                               -------------   -------------    -------------     -------------       ------------
            Net income (loss) applicable to
               common shares                   $     (63.23)   $     (25.59)    $       7.39      $     (15.35)       $    (17.43)
                                               =============   =============    =============     =============       ============
Diluted earnings per common share:

            Income (loss)                      $     (63.23)   $     (25.59)    $       5.87      $     (15.35)       $    (16.96)
            Cumulative effect of change in
               accounting principle                      --              --               --                --              (0.47)
            Net income (loss) applicable to
               common shares                   $     (63.23)   $     (25.59)    $       5.87           ($15.35)           ($17.43)
                                               =============   =============    =============     =============       ============
            Common stock cash dividends per
               share                           $       8.20    $         --     $         --     $          --         $       --
                                               =============   =============    =============     =============       ============

BALANCE SHEET DATA (AT END OF PERIOD):

      Total assets                             $    232,398    $    243,644     $    213,594     $     216,663         $  227,757
                                               =============   =============    =============     =============       ============
      Total debt, including current
         maturities                                 281,122         191,986          160,500           167,500           180,000
                                               =============   =============    =============     =============       ============

      Mandatorily redeemable preferred stock            --           65,080           57,805            57,443            50,698
                                               =============   =============    =============     =============       ============

(1) During 2002, the Company adopted EITF No. 00-14, "Accounting for Certain Sales Incentives" and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". As a result of this adoption, certain expenses have been reclassified from selling, general and administrative to net sales for the years ended 2001 and 2000. Net sales for 2001 and 2000 have been reduced by $4,126 and $2,859, respectively, from previously reported amounts. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income for any of these periods.

(2) Net income (loss) and net income (loss) attributable to common shares for the year ended December 31, 2000 includes a loss of $850 (net of income tax benefit of $521) related to the write-off of deferred financing costs upon the refinancing of the Company's term loan and a cumulative effect of change in accounting principle of $251 (net of income tax benefit of $153) as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Pursuant to the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassified the write-off of $1.4 million of deferred financing costs incurred upon refinancing the Company's term loan on December 29, 2000 to other expense from extraordinary loss.

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

(6)  For an explanation, see the Explanatory Note on page (i).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

RESTATEMENT
-----------

           During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and an understatement of income tax expense of $9.8 million as of and for the year ended December 31, 2004. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004. All amounts have been restated to reflect this change.

GENERAL
-------

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

           The Company generates revenues from the sale of its products primarily to wholesale distributors who in turn resell them to retail operations. The Company's net sales, which include federal exercise taxes, consist of gross sales, net of cash discounts, returns, and selling and marketing allowances.

           The Company's principal operating expenses include the cost of raw materials used to manufacture its products; the cost of finished products, which are purchased goods; direct labor; federal excise taxes and tobacco quota buyout payments; manufacturing overhead; and selling, general and administrative expenses, which includes sales and marketing related expenses, legal expenses and compensation expenses, including benefits costs of salaried personnel. In 2002, the Company ceased the amortization of goodwill in accordance with FASB Statement 142, Goodwill and Other Intangible Assets ("Statement 142") and consequently, beginning in 2002, amortization of goodwill no longer constitutes one of the Company's principal operating expenses. The Company's other principal expenses include interest expense and amortization of deferred financing costs and other expenses, the last of which has arisen during the last several years and has during 2001 and 2002 primarily represented the legal, investigative and related costs associated with the Texas and California Infringing Products Litigations instituted by the Company against alleged counterfeiters of ZIG-ZAG premium cigarette papers and during 2003 and 2004 primarily represented the Republic litigation judgment and subsequent reduction, respectively.

           The following factors have affected the Company's results during the period of 2000 to 2004:

          o The existence of counterfeit cigarette papers bearing the ZIG-ZAG trademark. From 1999-2002, management believes the Company lost in excess of $10 million of net sales and incurred approximately $7 million in expenses relating to the litigation and investigation of counterfeiting claims and to brand promotions intended to offset damage done to the legitimate distribution channels. While management believes that the inflow and sale of counterfeit products has been substantially reduced as a result of the actions taken by the Company during this period, it is believed that some level of counterfeit product continues to enter the market.

          o The impact of increased manufactured cigarette prices. Management believes such price increases have resulted in higher MYO cigarette sales. During the period of 2001 to 2004, a number of states increased their excise taxes on cigarettes. Management expects this trend to continue as more states seek additional sources of revenue to combat significant budget deficits.

          o The continuing downward trend of loose leaf chewing tobacco consumption. This is a result of an aging consumer base coupled with an increasing trend of consumers switching to moist snuff due to changing demographics. Management believes that the switch to moist snuff has been caused, in part, by the recent availability of discount moist snuff products being priced at the same levels or lower than loose leaf products. However, management believes that the current rate of switching has slowed significantly as those consumers who found the moist snuff product more attractive have already switched, leaving a loyal base of higher use consumers in the loose leaf category. Historically, increased prices for loose leaf products have largely offset this downward trend in consumption. Management expects this pricing trend to continue and, as a result, the Company expects that this segment's contribution to the Company's earnings will remain relatively constant and stable for the foreseeable future.

          o The impact of currency fluctuations. Currency movements and suppliers' price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, the Company bears certain foreign exchange risks for its inventory purchases. To minimize this risk, the Company has in the past and may in the future choose to utilize short-term forward currency contracts, through which the Company secures Euros in order to provide payment for its monthly purchases of inventory. In 2004, as the Euro continued to increase in value in comparison to the U.S. dollar, the Company experienced an increase in cost of goods sold.

          o The impact of marketing and promotional initiatives. Historically, based upon the timing of the Company's marketing and promotional initiatives, the Company has experienced significant variability in its month-to-month results. Promotional activity significantly increases net sales in the month in which it is initiated, while net sales are adversely impacted in the month after a promotion.

           The following factors also affected the Company's results in 2004:

          o Stoker acquisition. On November 17, 2003, NATC consummated the acquisition of Stoker, Inc. Through the acquisition, NATC acquired the Stoker family of brands and the related business operations, including the equipment used to manufacture and package Stoker products. The purchase price for the Stoker acquisition was $22.5 million in cash and was financed with borrowings under the Tranche B term loan in NATC's existing senior credit facility. As a result of the Stoker acquisition, the Company's net sales, cost of goods sold and other operating results are expected to increase significantly. It is the Company's intention to consolidate all production and packaging of its and Stoker's smokeless tobacco and MYO products into a single location. This consolidation is expected to be completed during 2005 and to result in significant tangible synergies as excess production capacity will be utilized with modest incremental costs and as personnel redundancies will be eliminated.

          o Launch of ZIG-ZAG Premium Cigarettes. During 2004, the Company incurred approximately $5.0 million of expenses associated with the start-up of the ZIG-ZAG Premium Cigarette business. No meaningful revenues from these products were generated during this period and these expenses are considered non-recurring as they are deemed by management to be start-up costs.

RESULTS OF OPERATIONS
---------------------

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


                                                                         YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------------
                                                         2004
                                                      AS RESTATED                   2003                             2002
                                              ---------------------------  ----------------------------  ---------------------------
                                                                           (AMOUNTS IN THOUSANDS)

Net sales                                     $    115,320     100.0%       $    101,593     100.0%      $    94,425     100.0%
Cost of sales                                       58,617      50.8              48,616      47.9            40,973      43.4
                                              ------------- -------------   ------------- -------------  ------------- -------------

Gross profit                                        56,703      49.2              52,977      52.1            53,452      56.6
Selling, general and administrative expenses        37,031      32.1              32,589      32.1            24,065      25.5
Amortization expense                                   462       0.4                  67        --                --         --
                                              ------------- -------------   ------------- -------------  ------------- -------------

Operating income                                    19,210      16.7              20,321      20.0            29,387      31.1
Interest expense, net, and deferred financing
   costs                                            31,283      27.1              19,122      18.8            18,744      19.8
Other expense (income)                              (4,361)     (3.8)             11,129      10.9             1,944       2.1
                                              ------------- -------------   ------------- -------------  ------------- -------------

Income (loss) from continuing operations
   before income tax expense                        (7,712)     (6.6)             (9,930)     (9.7)            8,699       9.2
Income tax expense (benefit)                        27,210      23.6              (3,689)     (3.6)            3,214       3.4
                                              ------------- -------------   ------------- -------------  ------------- -------------
Net income (loss)                             $    (34,922)    (30.3%)      $     (6,241)     (6.1%)     $     5,485       5.8%
                                              ============= =============   ============= =============  ============= =============

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

           Net sales of the MYO segment decreased from $64.7 million to $63.5 million or 1.9% from the prior year. This was due to a decrease of $6.8 million in sales of premium cigarette papers, due to the efforts of the Company's customers to reduce overall trade inventories; an increase of $4.8 million in sales of the expanded MYO smoking tobacco and related products line, including sales by Stoker which, in management's opinion, resulted from increases in prices and taxes of manufactured cigarettes; and an increase of $0.8 million in premium cigarette paper sales to Canada. Of the $4.8 million increase in the MYO smoking tobacco and related products line, $6.3 million related to the sales of Stoker brands. All of these factors were partially offset by an increase in customer incentives, both to expand the distribution in the MYO area and to enhance recovery from counterfeiting activity. The Company attributes its continuing recovery from counterfeiting activity to the litigation instituted by the Company against alleged counterfeiters as discussed under Part I, Item 3, "Legal Proceedings" above.

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

           Currency. Currency movements and suppliers' price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. For 2005, the Company projects that the strong Euro against the U.S. dollar will again result in an increase in cost of goods sold. No forward contracts were utilized in 2004.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2004 increased 13.5% to $37.0 million from the prior year's $32.6 million. This increase was due primarily to Stoker expenses of $3.3 million; start-up expenses of NACC's premium cigarette business of $2.2 million; recruitment expenses of $0.4 million; legal/litigation/lobbying of $0.4 million; Sales/Marketing expenses of $0.2 million; professional fees of $0.1 million; partially offset by a reduction in compensation and related expenses of $2.2 million.

           Amortization Expense. Amortization of goodwill was eliminated effective January 1, 2002. Amortization expense totaling $0.4 million for the year ending December 31, 2004 related to the intangible assets acquired from Stoker.

           Net Interest Expense and Amortization of Deferred Financing Costs. Interest expense and amortization of deferred financing costs increased to $31.3 million in 2004 from $19.1 million for the prior year. This increase was the result of the refinancing of the Company's debt.

           Other Expense (Income). Other income of $4.4 million in 2004 represents principally $4.5 million associated with the reduction in the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc as described in Part I, Item 3, "Legal Proceedings" above. Other expense of $11.1 million in 2003 primarily represents $7.4 million associated with the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. and $3.3 million associated with the termination of the Star Cigarette Asset Purchase Agreement.

           Income Tax Expense (Benefit). Income tax expense was $27.2 million for 2004, reflecting the net loss of the Company and the recording of the valuation reserve relating to the realization of the net deferred taxes of $29.7 million. Income tax benefit was $3.7 million in 2003.

           Net Income (Loss). Due to the factors described above, the Company incurred a net loss of $34.9 million for 2004 compared to $6.2 million for 2003.

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

           Net sales of the MYO segment increased from $58.7 million to $64.7 million or 10.2% from the prior year. This was due to an increase of $2.6 million in sales of the expanded MYO smoking tobacco and related products line, including sales by Stoker which, in management's opinion, resulted from increases in prices and taxes of manufactured cigarettes; an increase of $2.6 million in sales of premium cigarette papers, due to the continuing recovery from the counterfeiting activity; and an increase of $0.8 million in premium cigarette paper sales to Canada. The Company attributes its continuing recovery from counterfeiting activity to the litigation instituted by the Company against alleged counterfeiters as discussed under Part I, Item 3, "Legal Proceedings" above.

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

           Currency. Currency movements and suppliers' price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. No forward contracts were utilized in 2003.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 increased 35.3% to $32.6 million from the prior year's $24.1 million. This increase was due primarily to the start up expenses of NACC's premium cigarette business of $2.9 million, increased compensation and related expenses of $3.3 million (including increased pension expense of $0.2 million), increased legal/litigation expenses of $0.7 million, increased travel/entertainment expenses of $0.5 million, increased Sales/Marketing expenses of $0.6 million and Stoker expenses of $0.5 million.

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

LIQUIDITY AND CAPITAL REQUIREMENTS

           The Company's principal uses for cash are working capital, debt service, its annual MSA escrow account deposit and capital expenditures. In 2003, there were significant cash expenditures in connection with acquisitions and the Republic litigation. The Company's principal sources of cash are from operating cash flows and from borrowings under its senior secured credit facility. As described below, NATC consummated the refinancing of its existing debt and preferred stock on February 17, 2004.

           Working capital was $16.8 million at December 31, 2004 compared to $34.4 million at December 31, 2003. This decrease was the result of decreased accounts receivable of $2.5 million, decreased inventories of $4.3 million, increased accounts payable and accrued expenses of $5.8 million, an increase in the revolving credit facility of $8.2 million offset by increased other current asset of $2.3 million, increased net deferred tax liabilities of $1.1 million and higher cash balance of $2.0 million. The Company contributed $1.7 million to its defined benefit plans in 2004. As of December 31, 2004, NATC had an undrawn availability of $35.5 million under the revolving credit portion of its New Credit Agreement. On January 19, 2005, the amount of such facility was reduced from $50 million to $35 million.

           During 2004, the Company had $3.3 million in capital expenditures. The Company believes that its capital expenditure requirements for 2005 will be approximately $2.0 million. Management believes that it will be able to fund its capital expenditure requirements from operating cash flows and, if needed, borrowings under its New Credit Agreement.

           On June 25, 1997, NATC issued $155.0 million aggregate principal amount of 11% Senior Notes due 2004 (the "Notes") which were called for redemption on April 2, 2004 in connection with the refinancing. The Notes were unsecured senior obligations of NATC which were scheduled to mature on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

           At December 31, 2003, NATC was operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein, which provided for a $25.0 million term loan and a $10.0 million revolving credit facility. The Term Loan was payable in eight (8) quarterly installments of $3.125 million each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility matured on December 31, 2002, at which time the term loan was paid in full. On December 31, 2002, NATC entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the revolving credit facility was increased to $20 million and extended to December 31, 2003. During 2003, the Amended Loan Agreement was amended to reduce the revolving credit facility to $15.0 million and to extend the maturity to March 31, 2004. The unused portion of revolving credit facility at December 31, 2003 was $8.7 million. All terms of the original Loan Agreement remained in place except for the replacement of a Fixed Charge Coverage Covenant with an Interest Coverage Covenant. NATC's obligations under the Loan Agreement were guaranteed by National Tobacco, NAOC and NTFC. In addition, NATC's obligations were collateralized by all of the NATC's assets and NATC's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement was based, at the Company's option, on either LIBOR or the prime rate as announced by the Agent from time to time. At December 31, 2003, the Notes Payable outstanding under the Tranche B term loan portion consisted of $7.7 million incurred to finance the posting of a $7.7 million judgment bond (including accrued interest and fees) in connection with the litigation with Republic Tobacco (See Note 21, Contingencies, to the Consolidated Financial Statements contained herein) and $23.0 million to finance the acquisition of Stoker (See Note 5, Acquisition of Business, to the Consolidated Financial Statements contained herein). At December 31, 2003, the interest rate on borrowings under the Amended Loan Agreement was 5.15%.

           The Loan Agreement and the Notes included cross default provisions and limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. At December 31, 2003, NATC was in compliance with all provisions of the Amended Loan Agreement and Notes.

           On December 31, 2003, the Notes and Notes Payable, as described above, were reclassified as noncurrent liabilities in the Consolidated Balance Sheet, reflecting NATC's intention and ability to refinance the Amended Loan Agreement and Senior Notes as described below.

           On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of the Senior Notes (the "New Senior Notes") by NATC, (2) the entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to NATC and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Company.

           The New Senior Notes are senior unsecured obligations of NATC, mature on March 1, 2012 and are guaranteed on a senior unsecured basis by all of NATC's existing and certain of its future subsidiaries. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and interest is payable semiannually on March 1 and September 1 of each year. NATC is not be required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes. NATC or the Company may, from time to time, seek to retire all or a portion of the New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

           On and after March 1, 2008, the New Senior Notes are redeemable, at NATC's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


                                             Redemption
        Year                                    Price
        ----                                    -----

        2008                                   104.625%

        2009                                   102.313%

        2010 and thereafter                    100.000%

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

           In connection with the refinancing, NATC also amended and restated the existing credit facility, resulting in a new $50.0 million (reducing to $40.0 million in August 2005) senior revolving credit facility with Bank One, N.A. as agent (the "Agent Bank") and La Salle Bank, National Association. The new credit agreement (the "New Credit Agreement") governing the new senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. NATC will use the new senior revolving credit facility for working capital and general corporate purposes. On January 19, 2005, the New Credit Agreement was amended to reduce the revolving credit facility to $35.0 million.

           Indebtness under the New Credit Agreement is guaranteed by each of NATC's current and future direct and indirect subsidiaries, and is secured by a first perfected lien on substantially all of NATC's and NATC's direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interest and intercompany notes held by NATC and its subsidiaries.

           Each advance under the New Credit Agreement will bear interest at variable rates based, at NATC's option, on either the prime rate plus 1% or LIBOR plus 3%. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, NATC will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt.

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

           As of December 31, 2004, NATC would have failed to meet its original required minimum fixed charge coverage ratio for the period then ended due to its operating results in 2004. This would have represented an event of default under the terms of NATC's New Credit Agreement. This covenant, however, was eliminated pursuant to the March 30, 2005 amendment to NATC's New Credit Agreement.

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

           Concurrently with the offering of the New Senior Notes, the Company issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the "Senior Discount Notes"). Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to NATC. The accreted value of these notes is $66.6 million at December 31, 2004. The Senior Discount Notes are the Company's senior obligations and are unsecured, ranking equally in right of payment to all of the Company's future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Senior Discount Notes, and will be effectively subordinated to any secured obligations of the Company to the extent of the assets securing those obligations. The Senior Discount Notes are not guaranteed by NATC or any of its subsidiaries and are structurally subordinated to all of NATC and its subsidiaries' obligations, including the New Senior Notes. The Company or NATC may from time to time seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise.

           On and after March 1, 2009, the Senior Discount Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount at maturity), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


                                                Redemption
        Year                                      Price
        ----                                      -----

        2009                                     106.125%
        2010                                     104.083%
        2011                                     102.042%
        2012 and thereafter                      100.000%

           In addition, prior to March 1, 2009, the Company may redeem the Senior Discount Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the accreted value of the Senior Discount Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

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

           As discussed in "Item. 1 Business - State Attorney General Settlement Agreements," in order to be in compliance with the MSA and subsequent states' statutes, the Company is required to fund an escrow account with each of the settling states based on the number of cigarettes or cigarette equivalents (i.e., the pounds of MYO smoking tobacco) sold in such state. Funding of the escrow deposit by the Company in 2004 was $4.1 million in respect of sales of MYO smoking products in 2003. The Company estimates the total payments will be $3.7 million in 2005 due to a decrease of sales of MYO smoking products in 2004.

           The following table summarizes the Company's contractual obligations at December 31, 2004 after giving effect to the refinancing of the Company's existing debt and preferred stock (in thousands):


CONTRACTUAL OBLIGATIONS                                TOTAL      LESS THAN 1 YEAR    1-3 YEARS      4-5 YEARS   AFTER 5 YEARS
-----------------------                                -----      ----------------    ---------      ---------   -------------
Senior Discount Notes                               $    97,000   $          --     $        --    $        --    $     97,000

Senior notes                                            200,000              --              --             --         200,000

Interest on senior notes                                157,250          18,500          55,500         37,000          46,250

New Credit Agreement                                     14,500          14,500              --             --              --

Purchase obligations                                      2,368           2,368              --             --              --

Operating leases                                          5,592           1,213           2,581            637           1,161

Non-competition agreement                                   564             300             264             --              --
                                                    ------------   ------------     ------------   ------------   ------------
                                                    $   477,274    $     36,881     $    58,345    $    37,637    $    344,411

           Looking forward, due to the lower than anticipated operating performance of the Company's core business and increased net expenses resulting from the Company's developmental activities relating to Zig-Zag Premium Cigarettes, the Company currently anticipates that NATC will not likely meet the fixed charge coverage ratio test contained in the New Credit Agreement for the rolling four quarter periods ending June 30, 2005 and thereafter without the contribution of additional equity into NATC. In the event that such covenant is breached, NATC would be in default under the New Credit Agreement, pursuant to which the lenders would have all rights and remedies available to them at that time, including the right to accelerate payment of all obligations thereunder. Such acceleration would trigger an event of default under the indentures governing the New Senior Notes and the Senior Discount Notes, allowing an acceleration of the obligations thereunder. In the event of an acceleration of NATC's obligations under either the New Credit Agreement or New Senior Notes, or an acceleration of the Company's obligations under the Senior Discount Notes, neither NATC nor the Company would be able to satisfy their respective obligations and would likely be required to seek protection from their creditors under applicable laws. The Company is wholly dependent on NATC to service its debt and other obligations. Although there can be no assurance, the Company believes that it will be able to successfully negotiate new senior secured financing on reasonably acceptable terms, refinance out the existing lenders and avoid a default under the New Credit Agreement.

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

CRITICAL ACCOUNTING POLICIES

           The Company believes the accounting policies below represent its critical accounting policies due to the estimation process involved in each. See
Note 4, in the Consolidated Financial Statements, for a detailed discussion of the Company's accounting policies.

           Revenue Recognition - The Company recognizes revenues and the related costs upon the transfer of title and risk of loss to the customer.

           Goodwill and Other Intangible Assets - The Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

           Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. The net goodwill balances attributable to each of the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31 each year. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved) with consideration given to multiples of operating results The Company has reported that no impairment of goodwill has been incurred as of December 31, 2004.

           Taxes - The Company has provided a valuation allowance to reduce its net deferred income tax assets since it is management's judgment that it is not "more likely than not" to be able to realize these benefits before they expire. Accordingly, an adjustment to the net deferred income tax assets has been charged to earnings for the year ending December 31, 2004.

           Contingencies - Note 21 of the Consolidated Financial Statements contained herein discusses various litigation matters that impact the Company. No loss or gain contingencies have been recorded for these matters because Management believes that it is not probable that a loss has been incurred or an asset realized. Future events may result in different conclusions, which could have a material impact, either positively or negatively, on the results of operations or financial condition of the Company.

           Inventory/LIFO Adjustment - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

           Pension and Postretirement Benefits Obligations - Pension and postretirement benefits obligations accounting is intended to reflect the recognition of future benefit costs over covered employees' approximate service periods based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service costs and interest cost to arrive at pension income or expense for the year. As of December 31, 2004 and 2003, the Company used expected long-term rates of return on pension plan assets of 8.5%. The postretirement plan has no assets. The Company analyzed the rates of returns on assets used and determined that this rate is reasonable based upon the plans' historical performance relative to the overall markets and mix of assets. The Company will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. As of December 31, 2004, the Company used discount rates of 5.5% and 5.75% for the pension and postretirement plans, respectively. As of December 31, 2003, the Company used 6.25% for the pension and postretirement plans, respectively. The decrease in the discount rate used in the current year correlates with a decline in interest rates on noncallable, high quality bonds over the past year. The Company bases its discount rate used for postretirement benefits on Moody's Aa bond index plus an adjustment upward to the next quarter percentage point. See Note 14 to the Consolidated Financial Statements for the full list of assumptions for the pension and postretirement plans.

FORWARD-LOOKING STATEMENTS

           The Company cautions the reader that certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to comply with certain New Credit Agreement financial covenants, its ability to extend the maturity date of the New Credit Agreement or obtain alternative financing, its ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company's current distribution programs, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation and any disruption in access to capital necessary to achieve the Company's business strategy.

The Company cautions the reader not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

           Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under its New Credit Agreement. The Company's credit facility bears interest at rates which vary with changes in LIBOR or the prime rate. As of December 31, 2004, $14.5 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $0.15 million per year.

           Foreign Currency Sensitivity. NAOC purchases inventory from Bollore on terms of net 45 days which are payable in Euros. Accordingly, exposure exists to potentially adverse movement in foreign currency rates (Euros). In addition, Bollore provides a contractual hedge against catastrophic currency fluctuation in its agreement with NAOC. NAOC does not use derivative financial instruments for speculative trading purposes, nor does NAOC hedge its foreign currency exposure in a manner that offsets the effects of changes in foreign exchange rates.

           NAOC regularly reviews its foreign currency risk and its hedging programs and may as part of that review determine at any time to change its hedging policy. As of December 31, 2004, NAOC had no outstanding forward currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

           The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect thereto, referred to in the Index to Financial Statements of the Company contained in Item 15(a), appear on pages F-1 through F-32 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

           None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

           The Company's management, with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. In connection with the restatement described in Note 1 to the Company's consolidated financial statements, management determined that there was a material weakness in the Company's internal control over financial reporting as of December 31, 2004, as more fully described below. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness discussed below.

Restatement of Previously Issued Consolidated Financial Statements
------------------------------------------------------------------

           During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of the deferred tax liabilities of $9.8 million and an understatement of income tax expense of $9.8 million as of and for the year ended December 31, 2004. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004.

           The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its consolidated financial statements as of and for the year ended December 31, 2004. As a result, the Company concluded that it will restate such previously issued consolidated financial statements to recognize the impact of the correction.

Internal Control Over Financial Reporting
-----------------------------------------

           The Company has determined that, as of December 31, 2004, it had a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company's 2004 annual consolidated financial statements. In addition, unless effectively remediated, this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management's Remediation Plan
-----------------------------

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

Changes in Internal Control
---------------------------

           Other than the changes discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company's quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to August 11, 2005, the Company is in the process of determining the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement and intends to engage the services of consultants with appropriate levels of income tax accounti8ng knowledge to assist in the review of complex tax matters.



ITEM 9B.   OTHER INFORMATION

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

           The following table sets forth the name, position with the Company and age of each member of the Board of Directors and each executive officer of the Company as of the date of this filing. See "Election of Directors" below.


Name                              Age    Position
----                              ---    --------
Thomas F. Helms, Jr.              64     Chief Executive Officer, President and Chairman of the Board

Douglas P. Rosefsky               36     Chief Financial Officer

Jack Africk*                      76     Director

Marc S. Cooper*                   44     Director

Geoffrey J. F. Gorman*            48     Director

James W. Dobbins                  45     Senior Vice President--General Counsel and Secretary

Robert A. Milliken, Jr.           48     President and Chief Operating Officer - National Tobacco Company, L.P.

James M. Murray                   44     Senior Vice President--Sales & Marketing - National Tobacco Company, L.P.

Lawrence S. Wexler                52     President and Chief Operating Officer - North Atlantic Cigarette Company, Inc.

*  Audit committee members.

           Thomas F. Helms, Jr. Thomas F. Helms, Jr. has been Chief Executive Officer and Chairman of the Board of NATC since June 1997 and President of NATC since January 19, 2005. He is also the Chairman of the Board of Directors, Chief Executive Officer, President, and a Director of the Company; the President as well as a Director of NTC; the President and a Director of NACC; the President of National Tobacco Finance Corporation; the Chairman of the Board of Directors, President, Chief Executive Officer, and a Director of NAOC; the Chairman, President, and a Director of Stoker; the Chairman, President, and a Director of Fred Stoker & Sons, Inc.; and the Chairman, President and a Director of RBJ Sales, Inc. In 1988, Mr. Helms formed National Tobacco Company, L.P., which acquired certain loose leaf chewing tobacco assets of Lorillard, Inc. Mr. Helms also served as President and Chief Executive Officer of Culbro Corporation's smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. From 1964 to 1979, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon, Inc.

           Douglas P. Rosefsky. Douglas P. Rosefsky became the Chief Financial Officer on January 19, 2005. He is also a Managing Director of Alvarez & Marsal, LLC. Mr. Rosefsky became a Director of Alvarez & Marsal in November 2000, and a Managing Director in September 2003. Mr. Rosefsky has worked in a variety of management and advisory services roles in several industries, most recently, from November 2003 until August 2004, as an advisor and Chief Executive Officer of DLT Solutions, Inc., a leading technology solutions provider to the government with $300 million in annual revenues. From January 2003 to August 2003, Mr. Rosefsky acted as Chief Restructuring Officer and Chief Financial Officer of Kleinert's Buster Brown, a leading designer, manufacturer and retailer of children's apparel. From April 2001 until January 2003, Mr. Rosefsky served as Senior Vice President - Finance and Co-Head of International of Warnaco Inc., a global retail and apparel company based in New York. From January 2001 until August 2001, Mr. Rosefsky served as Financial Advisor, Communications Corporation of America, and between January 2000 and December 2000, as Vice President - Finance of Charter Behavioral Health Corporation. Mr. Rosefsky formerly held positions at JP Morgan Chase (Chase Securities, Inc.), Hoffman-La Roche, and Andersen Consulting.

           Jack Africk. Jack Africk has been a Director of the Company since October 1997 and has been serving as a consultant to it since January 1999. From January through December 1998 he served as President and Chief Operating Officer of the Company. From 1996 to June 1997, he was Chief Executive Officer of NATC Holdings USA, Inc. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC Holdings USA, Inc. Mr. Africk is a former Vice Chairman of UST Inc. ("UST"). From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company. Mr. Africk also currently serves as a Director of Tanger Factory Outlets, a NYSE real estate investment trust that owns and operates factory outlet centers, and Crown Central Petroleum, an operator of refineries, gasoline stations and convenience stores.

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

           James M. Murray. James M. Murray has been the Senior Vice President--Sales & Marketing for NTC since November 2001. Prior to that time, he was the Vice President--Marketing for NTC. Before joining NTC, from 1995 to 1999, Mr. Murray was employed by Brachs Confections in a variety of senior sales and marketing positions, including Director of Trade Marketing and Vice President of Marketing--Fresh Candy Shoppe. From 1985 until 1994, Mr. Murray held numerous sales and marketing positions with increasing responsibility with The American Tobacco Company, including Product Manager, Strategic Sales Operations Director, Business Unit Director and Vice President--Premium Brands where he was responsible for the profitable development of the Carlton, Pall Mall and Lucky Strike brands. Prior to joining American Tobacco, Mr. Murray was employed by A.C. Nielsen Marketing Research.

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

ELECTION OF DIRECTORS

           Pursuant to the terms of an Amended and Restated Exchange and Stockholders' Agreement, dated as of February 9, 2004, among the Company, NATC and certain of the stockholders of the Company (the "Stockholders' Agreement"), Mr. Helms has the right to vote a number of shares of common stock in respect of the election of directors sufficient to elect all of the directors of the Company. Each director is to serve until the next annual meeting of shareholders (or written consent in lieu thereof) and until his successor is elected and duly qualified. The Company, in turn, votes all of the Common Stock of NATC and, accordingly, has the right to elect all of its directors.

AUDIT COMMITTEE FINANCIAL EXPERT

           The Board of Directors has determined that Geoffrey J.F. Gorman qualifies as an "audit committee financial expert" as such term is defined in rules adopted by the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002. The Board of Directors has further determined that Mr. Gorman is "independent" as such term is defined in the Securities Exchange Act of 1934 and the rules thereunder.

CODE OF BUSINESS CONDUCT AND ETHICS

           The Company's Code of Business Conduct and Ethics has been approved by its Board of Directors and will apply to all of its executive officers and directors, including its principal executive officer, principal financial officer and principal accounting officer. The Company's Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to its business.

           The Company undertakes to provide without charge to any person, upon request, a copy of its Code of Business Conduct and Ethics. Requests should be directed in writing to North Atlantic Trading Company, Inc., Attention: General Counsel, 257 Park Avenue South, New York, New York, 10010-7304.

ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------

           The following table summarizes the compensation paid by the Company as well as certain other compensation paid or accrued, to the executives listed below for the fiscal years ended December 31, 2002, 2003 and 2004 (each person appearing in the table is referred to as a "Named Executive Officer"):

                           SUMMARY COMPENSATION TABLE


                                       ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                               --------------------------------------   ---------------------------------------
                                                                                 AWARDS               PAYOUTS
                                                                        ----------------------------  ---------
                                                            OTHER        RESTRICTED     SECURITIES
                                                            ANNUAL         STOCK        UNDERLYING      LTIP         ALL OTHER
NAME AND PRINCIPAL                                          COMPEN-       AWARDS(S)       OPTIONS/     PAYOUTS       COMPEN-
POSITION               YEAR     SALARY ($)    BONUS ($)     SATION ($)       ($)           SARS (#)      ($)         SATION ($)
------------------    ------   -----------    ---------     ----------   -----------    ------------   --------     ------------
Thomas F. Helms,
   Jr.                 2004    $ 725,000     $ 750,000     $  50,000          --             --           --   $    132,669 (1)
      Chairman of      2003      725,000            --        50,000          --             --           --
         the Board     2002      725,000       400,000        50,000          --             --           --   $    130,499 (2)
         and
      Chief                                                                                                         106,705 (3)
         Executive
         Officer

David I. Brunson
      President,       2004      600,000       750,000        35,000          --             --           --         95,787 (4)
         Chief         2003      600,000            --        35,000          --             --           --
         Financial     2002      425,000       300,000        35,000          --             --           --         85,621 (5)
      Officer and
         Treasurer                                                                                                   94,005 (6)



Robert A.
   Milliken, Jr.       2004      362,788        70,000            --          --             --           --         75,349 (7)
      President        2003      350,000            --            --          --             --           --
         and Chief     2002      262,500            --                        --             --           --         25,462 (8)
      Operating
         Officer -                                                                                                  108,096 (9)
      National
         Tobacco
      Company, L.P.

Lawrence S. Wexler
      President        2004      350,000            --            --          --             --           --         33,358 (10)
         and Chief--   2003           --        50,000            --          --             --           --
      Operating        2002           --            --            --          --             --           --             --
         Officer
      North                                                                                                              --
         Atlantic
         Cigarette
      Company

James M. Murray
      Senior Vice      2004      227,346        43,000            --          --             --           --         21,281 (11)
         President--   2003      216,489            --            --          --             --           --
      Sales &          2002      205,000        35,000            --          --             --           --         16,731 (12)
         Marketing--
      National                                                                                                       15,731 (13)
         Tobacco
      Company, L.P.

------------------------
(1) Includes insurance premiums of $66,025 paid by the Company with respect to term life and disability insurance, contributions by the Company of $16,000 to a defined contribution plan, an allowance for use of a Company provided vehicle of $27,839 and $22,805 for miscellaneous payments.

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

           Stock options relating to the Company common stock granted to the Named Executive Officers below for the year ended December 31, 2004 are as follows:

                                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                                  AT ASSUMED ANNUAL RATES
                                                                                                  OF STOCK APPRECIATION FOR
                                       INDIVIDUAL GRANTS                                                OPTION TERM
                               ---------------------------------                                  ---------------------------
                                 NUMBER OF          % OF TOTAL
                                SECURITIES         OPTIONS/SARS
                                UNDERLYING          GRANTED TO      EXERCISE OR
                               OPTIONS/SARS         EMPLOYEES IN    BASE PRICE     EXPIRATION
NAME                             GRANTED #          FISCAL YEAR      ($/SH)          DATE           5% ($)          10% ($)
----                             ---------          -----------      ------          ----           ------          -------

Robert A. Milliken, Jr.               2,085            14.8%        $  62.00      05/11/2014      $ 200,535       $ 304,806

Lawrence S. Wexler                   10,000            71.0%           62.00      08/02/2014        961,800       1,461,900
                              --------------
Total                                12,085
                              ==============


             AGGREGATED OPTION/SAR EXERCISES DURING LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

           The following table sets forth certain information with respect to the exercise of options to purchase the Company's common stock during 2004, and the unexercised options held and the value thereof at December 31, 2004, for each of the Named Executive Officers.


                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED          IN-THE-MONEY OPTION
                                SHARES         VALUE      OPTIONS AT FISCAL YEAR END       AT FISCAL YEAR END
                              ACQUIRED ON     REALIZED    ----------------------------    -------------------------
NAME                          EXERCISE (#)      ($)        EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                          ------------      ---        -----------  -------------    -----------  -------------
Thomas F. Helms, Jr.               --           --            --               --                --         --


David I. Brunson                   --           --           37,249           3,775     $  1,717,578        --


Robert A. Milliken, Jr.            --           --            5,664           4,336               --        --


Lawrence S. Wexler                 --           --            1,603           8,397               --        --


James M. Murray                    --           --            3,056             944     $    104,020        --

                            LONG TERM INCENTIVE PLAN

           The Company has no current Long Term Incentive Plan in place.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           In March 2002, a Compensation Committee, consisting of Jack Africk and Marc S. Cooper, was established by the Board of Directors to consider matters relating to the compensation of the Company's executive officers and to administer the Option Plan. For information concerning related-party transactions involving Mr. Helms or the members of the Compensation Committee, see Item 13, "Certain Relationship Transactions."

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

EMPLOYMENT AGREEMENTS

THOMAS F. HELMS JR.

           Thomas F. Helms, Jr., Chief Executive Officer of the Company, is party to an employment agreement with the Company, dated May 17, 1996 (the "Helms Employment Agreement"). Pursuant to the Helms Employment Agreement, Mr. Helms was to receive an annual base salary of $300,000, which is reviewed annually, plus a bonus in accordance with the Company's 1999 Executive Plan. In 2004, Mr. Helms' salary was $725,000. The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms receives various other benefits, including life insurance and health, hospitalization, use of a company car, disability and pension benefits and other perquisites. The Helms Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Helms's employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, provided in such event that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

DAVID I. BRUNSON (RESIGNED JANUARY 19, 2005)

           David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, entered into an amended and restated employment agreement with the Company on April 30, 1998 which was subsequently amended on November 21, 2002 (as so amended, the "Brunson Employment Agreement"). Pursuant to the Brunson Employment Agreement, Mr. Brunson received an annual base salary of $600,000, which was reviewed annually, plus a bonus in accordance with the Company's 1999 Executive Plan. The Brunson Employment Agreement provides for a rolling two-year term such that in the event Mr. Brunson resigns for good reason or is terminated without cause, he is entitled to receive a severance payment in the amount of $425,000 per year, and a pro rated bonus (based on the highest earned bonus under the Executive Bonus Plan paid to Mr. Brunson during the preceding two years) for the remainder of the term of employment. The Brunson Employment Agreement was effectively terminated with his resignation on January 19, 2005. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425,000, which was paid within ten business days after January 19, 2005, and an additional $425,000 payable within the next 12 months. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc. that was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson's shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson's employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson's shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. During the first quarter of 2005, the Company expects to record approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vest in full as of the date of such termination.

           Mr. Brunson received signing and stay bonuses, each in the amount of $300,000, upon the execution of the Brunson Employment Agreement and on February 28, 1999, respectively. In addition, for a period of twelve months following his resignation, Mr. Brunson will continue to receive various other benefits, including life insurance and medical, disability, pension benefits, club memberships, a company car, and reimbursements of certain expenses. The Brunson Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Brunson's employment and for any subsequent period during which severance is paid to Mr. Brunson.

           Pursuant to a non-qualified stock option agreement, Mr. Brunson was granted options to purchase 30,928 shares of Common Stock of Parent. One-third of these options vested as of the closing of the 1997 Acquisition and one-third of these options vested on each of April 23, 1998 and April 23, 1999. In connection with the exercise of such options and subject to certain limitations, including a requirement that Mr. Brunson shall not leave, resign or be terminated for cause, the Company has agreed to pay Mr. Brunson an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

           In addition, the Board of Directors of the Company has approved an incentive compensation arrangement for Mr. Brunson relating to the integration of Stoker. Under this arrangement, Mr. Brunson is eligible to receive up to $725,000 in the event that in excess of $4.0 million of synergies are achieved following the integration of Stoker, as determined by the Board of Directors.

ROBERT A. MILLIKEN, JR.

           Robert A. Milliken, Jr., President and Chief Operating Officer of NTC, is party to an employment agreement with NATC dated March 28, 2002 (the "Milliken Employment Agreement") pursuant to which Mr. Milliken receives a base annual salary of $350,000, plus a bonus in accordance with the Company's Management Bonus Plan (as defined). The Milliken Employment Agreement provides for a rolling twelve month term, such that in the event of termination of Mr. Milliken's employment by the Company without cause, Mr. Milliken is entitled to receive his then current annual salary, plus an amount equal to his bonus in the prior year. The Milliken Employment Agreement also provides for club membership dues and disability insurance, use of a company car, as well as a stock option to purchase 10,000 shares of the common stock of Parent at an exercise price of $62.00 per share.

LAWRENCE S. WEXLER

           Lawrence S. Wexler, the President and Chief Operating Officer of NACC, has an employment agreement, dated December 1, 2003 (the "Wexler Agreement") with NACC, pursuant to which he receives a base annual salary of $350,000, plus a bonus in accordance with the Company's Management Bonus Plan. The agreement also provides for severance benefits of one year's salary, and certain bonuses. In addition, the agreement provides for certain other benefits during his employment, such as options to purchase 10,000 shares of Parent's common stock at an exercise price of $62.00 per share, use of a company car, reimbursement for some club membership dues, and reimbursement for life and disability insurance.

JAMES M. MURRAY

           James M. Murray, Senior Vice President--Sales and Marketing of NTC, has an employment agreement, dated December 1, 2003 (the "Murray Agreement"), with NTC pursuant to which he receives a base annual salary of $215,300, plus a bonus in accordance with the Company's Management Bonus Plan. The agreement also provides for a rolling twelve month term, such that in the event of termination of Mr. Murray by the Company without cause, Mr. Murray is entitled to receive his then current annual salary. The Murray Agreement also provides for certain benefits in the event that Mr. Murray is relocated to the Louisville, Kentucky facility, such as, use of a company vehicle and a club membership, as well as stock options to purchase 2,000 shares of Parent's common stock at an exercise price of $9.99 per share and 2,000 shares at an exercise price of $62.00 per share.

JAMES W. DOBBINS

           James W. Dobbins, Senior Vice President, General Counsel and Secretary of the Company, has an employment agreement with NATC, dated November 21, 2002 (the "Dobbins Agreement"), pursuant to which Mr. Dobbins is paid $227,500, subject to annual review by the Board of Directors, is included in the Management Bonus Plan, and is granted additional benefits such as life insurance, stock options and reimbursement for a club membership as well as stock options to purchase 2,000 shares of the common stock of Parent at an exercise price of $9.99 per share and 2,000 shares at an exercise price of $62.00 per share. The Dobbins Agreement provides for a rolling twelve month term, such that in the event of termination of Mr. Dobbins' employment by the Company without cause, Mr. Dobbins is entitled to receive his then current annual salary plus an amount equal to his bonus in the prior year.

RETIREMENT PLAN

           Effective December 31, 2003, NATC froze its defined benefit retirement plan for its salaried employees.

           The table below illustrates the approximate amounts of annual normal retirement benefits, subject to the above action.

                                                                  ANNUAL BENEFITS AT RETIREMENT WITH
                                                                     YEARS OF CREDITED SERVICE(1)
                                             ------------------------------------------------------------------------------
AVERAGE COMPENSATION                              10           15            20           25            30            35
--------------------                             ----         ----          ----         ----          ----          ----

$125,000                                      $  15,000   $  22,500    $  30,000     $  37,500     $  45,000     $  52,500
  150,000                                        18,000      27,000        36,000       45,000        54,000        63,000
  175,000                                        21,000      31,500        42,000       52,500        63,000        73,500
  200,000                                        24,000      36,000        48,000       60,000        72,000        84,000
  225,000                                        27,000      40,500        54,000       67,500        81,000        94,500
  250,000                                        30,000      45,000        60,000       75,000        90,000       105,000
  300,000                                        36,000      54,000        72,000       90,000       108,000       126,000
  400,000                                        48,000      72,000        96,000      120,000       144,000       168,000
  450,000                                        54,000      81,000       108,000      135,000       162,000       189,000
  500,000                                        60,000      90,000       120,000      150,000       180,000       210,000

(1) Actual amounts paid under the Retirement Plan may be less than the amounts set forth on the table due to IRC limitations.

           The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan"), which covers all full-time employees, including officers, upon completing one year of service.

           A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment, or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee's service, which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the Named Executive Officers are as follows: Thomas F. Helms, Jr., 17 years; David I. Brunson, 8 years; Robert A. Milliken, Jr., 2 years; Lawrence S. Wexler, 1 year; and James
M. Murray, 5 years.

BONUS PLANS

           In March 1999, the Compensation Committee of NATC's Board of Directors adopted the 1999 Executive Incentive Plan (the "1999 Executive Plan"), the 1999 Management Bonus Plan (the "Management Plan") and the 1999 Discretionary Bonus Plan (the "Discretionary Plan"). The 1999 Executive Plan provides executive members of NATC with the opportunity to receive bonus pay based on the NATC's annual performance, as measured by earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-cash add-backs, subject to approval of the Board of Directors. In addition, the Board of Directors can make discretionary bonus payments to one or more participants in the 1999 Executive Plan. The Management Plan provides certain members of senior management of the Operating Companies with the opportunity to receive bonus pay based on the Company's annual performance as well as the individual performance of participants, subject to approval of Executive Management. If the Company's annual performance is not achieved, Executive Management, subject to approval of the Board of Directors, can make discretionary bonus payments. Under the Discretionary Plan, Executive Management, subject to approval of the Board of Directors, may provide discretionary bonus payments to employees who are not participants in any other bonus plan established by the Company based on individual levels of performance. In addition, the Board of Directors may, from time to time, pay discretionary bonuses outside of the above mentioned plans.

1997 SHARE INCENTIVE PLAN

           The Board of Directors of the Company has adopted, and the Company's stockholders have approved, the North Atlantic Trading Company, Inc. 1997 Share Incentive Plan (the "1997 Incentive Plan"), which, as a result of the 2004 reorganization, now relates to the shares of the Company Common Stock.

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

Administration

           The 1997 Incentive Plan provides for administration by a committee (the "Administration Committee") appointed by the Board of Directors from among its members. Currently, the sole member of the Administration Committee is Thomas F. Helms, Jr. The Administration Committee is authorized, subject to the provisions of the 1997 Incentive Plan, to establish such rules and regulations as it deems necessary for the proper administration of the 1997 Incentive Plan and to make such determinations and interpretations and to take such action in connection with the 1997 Incentive Plan and any Benefits granted as it deems necessary or advisable. Thus, among the Administration Committee's powers are the authority to select officers and other key employees of the Company and its subsidiaries to receive Benefits, and determine the form, amount and other terms and conditions of Benefits. The Administration Committee also has the power to modify or waive restrictions on Benefits, to amend Benefits and to grant extensions and accelerations of Benefits.

Eligibility for Participation

           Key employees of the Company or any of its subsidiaries are eligible to participate in the 1997 Incentive Plan. The selection of participants from eligible key employees is within the discretion of the Administration Committee. All employees are currently eligible to participate in the Incentive Plan. The 1997 Incentive Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) stock awards, including restricted stock; (4) performance awards; and (5) stock units (collectively, the "Benefits"). Benefits may be granted singly, in combination, or in tandem as determined by the Administration Committee. Stock awards, performance awards and stock units may, as determined by the Administration Committee in its discretion, constitute Performance-Based Awards, as described below.

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

Stock Awards

           The 1997 Incentive Plan authorizes the Administration Committee to grant awards in the form of restricted or unrestricted shares of Common Stock ("Stock Awards"), which includes mandatory stock bonus incentive compensation and which may constitute Performance-Based Awards. Such awards will be subject to such terms, conditions, restrictions, and/or limitations, if any, as the Administration Committee deems appropriate including, but not by way of limitation, restrictions on transferability, continued employment and performance goals established by the Administration Committee over a designated period of time.

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

Stock Units

           The Administration Committee may, in its discretion, grant Stock Units to participants, which may constitute Performance-Based Awards. A "Stock Unit" means a notational account representing one share of Common Stock. The Administration Committee determines the criteria for the vesting of Stock Units and whether a participant granted a Stock Unit should be entitled to Dividend Equivalent rights (as defined in the 1997 Incentive Plan). Upon vesting of a Stock Unit, unless the Administration Committee has determined to defer payment with respect to such unit or a participant has elected to defer payment, shares of Common Stock representing the Stock Units will be distributed to the participant unless the Administration Committee, with the consent of the participant, provides for the payment of the Stock Units in cash, or partly in cash and partly in shares of Common Stock, equal to the value of the shares of Common Stock which would otherwise be distributed to the participant.

Other Terms of Benefits

           The 1997 Incentive Plan provides that Benefits shall not be transferable other than by will or the laws of descent and distribution. The Administration Committee shall determine the treatment to be afforded to a participant in the event of termination of employment for any reason including death, disability, or retirement. Notwithstanding the foregoing, other than with respect to incentive stock options, the Administration Committee may permit the transferability of an award by a participant to members of the participant's immediate family or trusts for the benefit of such person or family partnerships. Upon the grant of any Benefit under the 1997 Incentive Plan, the Administration Committee may, by way of an agreement with the participant, establish such other terms, conditions, restrictions and/or limitations covering the grant of the Benefit as are not inconsistent with the 1997 Incentive Plan. No Benefit shall be granted under the 1997 Incentive Plan after June 25, 2007. The Board of Directors reserves the right to amend, suspend or terminate the 1997 Incentive Plan at any time, subject to the rights of participants with respect to any outstanding Benefits.

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

2002 Share Incentive Plan

           In November 2002, the Board of Directors of NATC adopted the North Atlantic Trading Company, Inc. 2002 Share Incentive Plan (the "2002 Plan"), which, as a result of the 2004 reorganization, now relates to the shares of the Company Common Stock. The 2002 Plan has terms that are substantially identical to the terms of the 1997 Share Incentive Plan. The Company has reserved 50,000 shares of Common Stock for benefits under the 2002 Plan. A nearly identical plan that had been approved by the Board of Directors in 2001 (the "North Atlantic Trading Company, Inc. 2001 Share Incentive Plan") and under which no awards had been granted, was terminated by the Board of Directors in connection with the adoption of the 2002 Share Incentive Plan.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           ------------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS
           ---------------------------

           The table below sets forth certain information regarding the beneficial ownership of common stock of the Company as of March 15, 2005, by (i) each person or entity who beneficially owns five percent or more of the common stock, (ii) each of the Company's directors and Named Executive Officers and
(iii) all of the Company's directors and executive officers as a group. Unless otherwise indicated, each beneficial owner's address is c/o North Atlantic Holding Company, Inc., 257 Park Avenue South, 7th Floor, New York, New York 10010-7304.



                                                                                             PERCENT OWNED(A)
                                                                                     -----------------------------------
                                                                                     BEFORE EXERCISE   AFTER EXERCISE
BENEFICIAL OWNER                                                 NUMBER OF SHARES      OF WARRANTS       OF WARRANTS
-------------------------------------------------------------------------------------------------------------------------
Thomas F. Helms, Jr.(b)                                                 461,285              78.4%             74.2%
   Helms Management Corp.
David I. Brunson(c)                                                      49,810               7.8               7.4

Herbert Morris(d)                                                        35,479               6.0               5.7
   Flowing Velvet Products, Inc.
   3 Points of View
   Warwick, New York 10990

Maurice R. Langston(d)                                                   34,590               5.9               5.6
   Langston Enterprises, Inc.
Alan R. Minsterketter(d)                                                 25,788               4.4               4.1
   Alan M. Inc.
Jack Africk(e)                                                           19,810               3.3               3.1

Marc S. Cooper(f)                                                            --                  *                 *
   Peter J. Solomon Company Limited
Geoffrey J.F. Gorman                                                         --                  *                 *

Lawrence S. Wexler(g)                                                     2,500                 *                 *

Robert A. Milliken, Jr.(h)                                                5,937               1.0%              1.0%

James M. Murray(i)                                                        3,000               1.0%                *

Directors and Executive Officers as a Group                             490,684              79.4%             79.5%
   (9 persons)
---------------------
*    Less than 1%.


(a) The percentages assume, in the column entitled "Before Exercise of Warrants," that none of the outstanding warrants (i) to purchase an aggregate of 16,091 shares of the Company's common stock at an exercise price of $.01 per share issued in connection with NATC's recapitalization in 1997, (ii) to purchase an aggregate of 3,000 shares of the Company's common stock at an exercise price of $40.00 per share, issued in 2003 to Peter J. Solomon Company Limited, and (iii) to purchase an aggregate of 14,721 shares of the Company's common stock at an exercise price of $62.00 per share, issued to Guggenheim Investment Management, LLC, are exercised. The percentages assume, in the column entitled "After Exercise of Warrants," that all of such warrants are exercised.

(b) Helms Management Corp., all of the voting capital stock of which is owned by Mr. Helms, who serves as its President, and all of the non-voting capital stock of which is owned by a trust established by Mr. Helms for the benefit of his children, owns 251,033 shares of the Company's common stock, which represents approximately 42.1% of the outstanding shares, including currently exercisable options and assuming that none of the outstanding warrants are exercised, or 37.5% of the outstanding shares, including currently exercisable options and assuming that all such warrants are exercised. Because of Mr. Helms' ability to vote an additional 137,033 shares of the Company's common stock held by members of the the Company's management in respect of the election of its directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares. See "--Stockholders' Agreement." In connection with the transfer of 37,740 shares of the Company's common stock held by certain stockholders, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the Company's stockholders and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 35,479 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Products, Inc., and an additional 5,000 shares held by an outside investor that are subject to the voting agreement. See "--Voting Agreements."

(c)  Includes (i) 2,250 shares of Parent's common stock owned by Mr. Brunson,
     (ii) 41,024 shares subject to currently exercisable stock options held by Mr. Brunson. In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.

(d) Reflects shares held by the corporation listed below the name of such natural person. Such natural person owns all of the issued and outstanding shares of capital stock of the corporation listed below the name of such natural person.

(e) Includes 6,250 shares of the Company's common stock held by the Africk Family Foundation, Inc., of which Mr. Africk is the trustee and which may result in his being deemed a beneficial owner of such shares. In addition, 14,962 shares are subject to currently exercisable stock options.

(f) Reflects a warrant issued to the corporation listed below the name of such natural person currently exercisable for 3,000 shares of the Company's common stock. Such person is a Managing Director of the corporation.

(g) Mr. Wexler holds 2,500 shares subject to currently exercisable stock options.

(h) Mr. Milliken, Jr. holds 3,488 shares subject to currently exercisable stock options plus an additional 1,979 shares which will vest as of April 1, 2005.

(i) Mr. Murray holds 3,000 shares subject to currently exercisable stock options.

                  PARENT'S EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES TO BE                                   FUTURE ISSUANCE UNDER
                                           ISSUED UPON EXERCISE OF    WEIGHTED-AVERAGE EXERCISE     EQUITY COMPENSATION PLANS
                                             OUTSTANDING OPTIONS,   PRICE OF OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                               WARRANTS AND RIGHTS         WARRANTS AND RIGHTS          REFLECTED IN COLUMN (A))
------------------------------------------------------------------------------------------------------------------------------
                                                     (A)                         (B)                        (C)

Equity compensation plans approved by
   security holders (1)                               140,168         $            39.16                      6,000
Equity compensation plans not approved by
   security holders                                        --                         --
Total                                                 140,168         $            39.16                      6,000

(1) Relates to the 1997 Share Incentive Plan and 2002 Share Incentive Plan, which are described in Item II above.

STOCKHOLDERS' AGREEMENT

           The Company, NATC and certain stockholders of the Company are parties to the Stockholders' Agreement, setting forth among other things, the manner in which directors of the Company are to be selected. See "Directors and Executive Officers of the Registrant--Election of Directors." Pursuant to the Stockholder's Agreement, Mr. Helms has the right to vote a number of shares of common stock in respect of the election of directors sufficient to elect all the Company's directors. The Stockholders' Agreement also sets forth certain restrictions on the transfer of shares of the Company's common stock by existing stockholders and on the acquisition by existing stockholders of investments in competitors of Bollore. In addition, the Stockholders' Agreement provides the existing stockholders with certain "tag-along" rights to participate ratably in sales of the Company's common stock to third parties and requires existing stockholders to participate ratably in certain sales of the Company's common stock to third parties. Subject to the terms of all applicable debt agreements of the Company and its subsidiaries, the Stockholders' Agreement provides that the Company may maintain insurance on the lives of the members of its management officers and, in the event of the death of any such person, for the mandatory repurchase by the Company of all of such person's common stock at the fair market value thereof (which will be determined by an independent investment banking firm if the parties cannot otherwise agree upon such value) to the extent of available insurance proceeds, and the optional repurchase of additional shares of such person's common stock at such fair market value to the extent of available cash. Subject to the terms of all applicable debt agreements of the Company and its subsidiaries, the Company also has the right to repurchase the shares of its common stock held by members of management if their employment terminates, in the event of certain bankruptcy proceedings relating to such persons or upon an involuntary transfer of their shares by court order or otherwise in each case at the fair market value of such shares. The Company became a party to the Stockholders' Agreement concurrently with the closing of the offering of the notes.

           In addition, in connection with the transfer of 20,057 shares of Common Stock pursuant to the Stockholders' Agreement, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of the Company.

VOTING AGREEMENTS

           Helms Management Corp. and Flowing Velvet Products, Inc. ("Flowing Velvet") are parties to a voting agreement, setting forth among other things the agreement by Flowing Velvet to vote in all matters submitted to a vote of stockholders in such manner as Flowing Velvet may be directed by Thomas F. Helms, Jr., the President of Helms Management Corp. In addition, in connection with the transfer of 32,115 shares of common stock pursuant to the Stockholders' Agreement, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the Company's stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

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

           On April 26, 1988 and on December 15, 1988, Mr. Thomas F. Helms, Jr., Chief Executive Officer of the Company, borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interest in NTC and executed two separate notes, payable to NATC. On April 14, 1998, Helms Management Corp., a corporation in which Mr. Helms owns all of the voting capital stock and a trust established by Mr. Helms for the benefit of his children which owns all of the non-voting capital stock, issued a promissory note to NATC in the aggregate principal amount of $886,686, representing the principal on the notes discussed above, plus an additional loan by NATC in the amount of $766,686 to cover certain income tax liabilities of Helms Management Corp. resulting from NATC's conversion from a limited liability company to a "C" corporation in connection with the Acquisition. Upon execution of the $886,686 note, the prior notes issued by Mr. Helms were cancelled. On March 31, 2002, Helms Management Corp. issued a promissory note to NATC in the amount of $958,499 and the prior note was cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008. On January 4, 1999, Mr. Helms issued a promissory note to NATC, in the principal amount of $150,000, for an additional loan by NATC to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned LLC conversion. On April 20, 2001 and on November 12, 2001, additional loans, each in the amount of $150,000, were made to Mr. Helms on the same terms as the existing loans. On March 31, 2002, Mr. Helms issued a promissory note to NATC in the principal amount of $475,071 representing the principal amounts on the notes discussed above, plus accrued interest of $25,071 and the prior notes were cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008.

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

           Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with NATC effective December 31, 1998, but continues to serve as a member of the Company's Board of Directors. In connection with Mr. Africk's resignation from employment, he and the Company entered into a consulting agreement (the "Africk Consulting Agreement") pursuant to which, Mr. Africk provides consulting services to the Company on an as needed basis at the rate of $75,000 per annum. The Africk Consulting Agreement is subject to annual renewals and has been renewed through 2005. For 2002, Mr. Africk received $75,000 pursuant to the terms of the Africk Consulting Agreement and an additional $50,000 for consulting services that exceeded the extent of services contemplated by the Africk Consulting Agreement. For 2004, Mr. Africk's compensation under his agreement was $100,000 and he received an additional $52,000 for consulting services relating to the sales and distribution of the Company's products. For 2005, Mr. Africk's consulting fee is $75,000.

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

           Marc S. Cooper is a Managing Director of Peter J. Solomon Company Limited ("PJSC"), an investment banking and financial advisory firm. In June 2001, the Company engaged PJSC to render general financial and strategic advisory services through May 1, 2004. As compensation therefor, the Company issued to PJSC, as a one time retainer fee, warrants to purchase 3,000 shares of Common Stock at an exercise price of $40.00 per share, and agreed to reimburse PJSC for out-of-pocket expenses incurred in connection with its provision of services.

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

           On January 20, 2005, the Company and NATC (collectively, the "Companies") engaged the management consulting firm of Alvarez & Marsal ("A&M") to assist in the development of an assessment of the Companies' operations and to identify the potential for performance improvement and cost reduction opportunities. In connection with such engagement, the Companies and A&M entered into an Engagement Letter Agreement, dated January 19, 2005 (the "Letter Agreement"). Pursuant to the Letter Agreement, A&M agreed to make available to the Companies financial services of Douglas P. Rosefsky, its managing director, which services, upon the Companies' request, will include serving as Chief Financial Officer of the Companies, as well as the services of an additional A&M professional as an assistant to Mr. Rosefsky, and, upon the Companies' request, as Director-Finance of the Companies (the "Additional Professional").

           Under the terms of the Letter Agreement, the Companies will pay $100,000 per month to A&M for the services of Mr. Rosefsky, and $50,000 per month for the services of the Additional Professional. The Companies will also compensate A&M for certain reasonable out-of-pocket expenses. The Letter Agreement may be terminated by either party without cause upon thirty days' prior written notice during the first ninety days after the date of the Letter Agreement, and upon fifteen days' prior written notice thereafter, provided that after thirty days from the date of the Letter Agreement, the Companies may terminate the engagement of the Additional Professional by giving fifteen days' prior written notice to A&M. The Companies agreed to indemnify Mr. Rosefsky and the Additional Professional to the same extent as the most favorable indemnification it extends to any of its officers or directors.

           In addition, on January 19, 2005, the Companies and A&M entered into the Indemnification Agreement (the "Indemnification Agreement"), pursuant to which the Companies agreed to indemnify A&M and its agents against losses in connection with A&M's performance under the Letter Agreement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
           --------------------------------------

           The following summarizes the fees paid to the Company's principal accountant, PricewaterhouseCoopers for professional services to the Company and NATC in 2004 and NATC in 2003:


1) AUDIT FEES
-------------

The following fees were paid for professional services rendered by the principal accountant relating to the audit of annual financial statements and required quarterly and annual filings:

                          2003                                                         2004
 --------------------------------------------------------        --------------------------------------------------------

 $                                                605,653        $                                               309,722

2) AUDIT-RELATED FEES
---------------------

The following fees were paid for professional services rendered by the principal accountant relating to assurance and related services of the post-retirement benefit plan (2003) and due diligence performed on a potential acquisition
(2003):

                          2003                                                         2004
 --------------------------------------------------------        --------------------------------------------------------
 $                                                122,013        $                                                48,600

3) TAX FEES
-----------

The following fees were paid for professional services rendered by the principal accountant relating to tax preparation, planning and compliance services:

                          2003                                                         2004
 --------------------------------------------------------        --------------------------------------------------------
 $                                                 42,200        $                                               150,982

4) ALL OTHER FEES
-----------------

The following fees were paid for professional services rendered by the principal accountant relating to logistics consulting for a distribution systems modeling project:

                          2003                                                         2004
 --------------------------------------------------------        --------------------------------------------------------
  $                                                    0         $                                               164,850


5) AUDIT COMMITTEE DISCLOSURES
------------------------------

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
           ------------------------------------------

           (a)(1) Financial Statements

           The following consolidated financial statements of North Atlantic Holding Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

                                                                                     PAGE
                                                                                    ------

Report of Independent Registered Public Accounting Firm                               F-1


Consolidated Balance Sheets as of December 31, 2004 and 2003                          F-2


Consolidated Statements of Operations and Comprehensive Income (Loss) for the
years ended December 31, 2004, 2003, and 2002.                                        F-3


Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2004, 2003, and 2002                                                     F-4


Consolidated Statements of Cash Flows for the years ended December 31, 2004,
2003, and 2002                                                                        F-5


Consolidated Statements of Changes in Stockholders' Deficit for the years ended
December 31, 2004, 2003, and 2002.                                                    F-6


Notes to Consolidated Financial Statements                                            F-7

     (a)(2) Financial Statement Schedules:


The required information is given in the consolidated financial statements or notes thereto.

      (a)(3) Exhibits



Exhibit
Number              Description
---------           -----------

  2.1     --        Asset Purchase Agreement, dated as of February 18, 2003,
                    among North Atlantic Trading Company, Inc., Star Scientific,
                    Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the NATC's Current Report on Form 8-K filed on February 19, 2003).

  2.2     --        Termination and Release Agreement, dated as of July 15,
                    2003, among North Atlantic Trading Company, Inc., Star
                    Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the NATC's Current Report on Form 8-K filed on July 17, 2003).

  2.3     --        Release, dated July 15, 2003, executed by North Atlantic
                    Trading Company, Inc. (incorporated herein by reference to Exhibit 2.2 to the NATC's Current Report on Form 8-K filed on July 17, 2003).

  2.4     --        Release, dated July 15, 2003, executed by Star Scientific,
                    Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.3 to the NATC's Current Report on Form 8-K filed on July 17, 2003).

  2.5     --        Stock Purchase Agreement, dated as of November 17, 2003,
                    among North Atlantic Trading Company, Inc., Bobby Stoker,
                    Ronald Stoker, Judith Stoker Fisher, BSF Partners, L.P., JFS
                    Partners, L.P., and RBJ Machinery Co., LLC (incorporated herein by reference to Exhibit 2.1 to the NATC's Current
                    Report on Form 8-K filed on November 24, 2003).

  2.6     --        Agreement and Plan of Merger, dated as of February 9, 2004, among North Atlantic Trading Company, Inc., North Atlantic
                    Holding Company, Inc., and NATC Merger Sub, Inc.
                    (incorporated herein by reference to Exhibit 2.1 to the NATC's Current Report on Form 8-K filed on February 11,
                    2004).

  3.1(a)  --        Certificate of Incorporation of North Atlantic Holding
                    Company, Inc., filed January 28, 2004 (incorporated herein by reference to Exhibit 3.1(a) to the Registrant's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

  3.1(b)  --        Restated Certificate of Incorporation of North Atlantic
                    Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) the NATC's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1997).

  3.1(c)  --        Certificate of Correction to the Restated Certificate of
                    Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

 3.1(d)   --        Certificate of Amendment to the Certificate of Incorporation
                    of North Atlantic Trading Company, Inc., dated July 30, 2002
                    (incorporated herein by reference to Exhibit 3.1 to the NATC's Current Report on Form 8-K filed on July 31, 2002).

Exhibit
Number              Description
---------           -----------

3.1(e)   --         Certificate of Incorporation of North Atlantic Operating
                    Company, Inc., filed June 9 1997 (incorporated herein by reference to Exhibit 3.1(b)(i) to Amendment No. 1 to
                    Registration Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.1(f)   --         Certificate of Amendment of Certificate of Incorporation of
                    North Atlantic Operating Company, Inc., filed June 17, 1997
                    (incorporated herein by reference to Exhibit 3.1(b)(ii) to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.1(g)   --         Second Amended and Restated Certificate of Incorporation of
                    National Tobacco Finance Corporation, filed April 24, 1996
                    (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.1(h)   --         Amended and Restated Certificate of Limited Partnership of
                    National Tobacco Company, L.P., filed May 17, 1996
                    (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.1(i)   --         Certificate of Incorporation of International Flavors and
                    Technology, Inc., filed August 7, 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the NATC's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1997).

3.1(j)   --         Certificate of Amendment of Certificate of Incorporation of
                    International Flavors and Technology, Inc., filed February
                    19, 1998 (incorporated herein by reference to Exhibit
                    3.1(e)(ii) to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(a)   --         Bylaws of North Atlantic Holding Company, Inc (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2004 filed with the Securities and Exchange
                    Commission on March 31, 2005).

3.2(b)   --         Amended and Restated Bylaws of North Atlantic Trading
                    Company, Inc. (incorporated herein by reference to Exhibit
                    3.2(a) to the NATC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

3.2(c)   --         Bylaws of North Atlantic Operating Company, Inc.
                    (incorporated herein by reference to Exhibit 3.2(b) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on July 23, 1997).

Exhibit
Number              Description
---------           -----------

3.2(d)    --        Bylaws of National Tobacco Finance Corporation (incorporated herein by reference to Exhibit 3.2(c) to Registration
                    Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on July 23, 1997).

3.2(e)    --        Third Amended and Restated Agreement of Limited Partnership
                    of National Tobacco Company, L.P., effective May 17, 1996
                    (incorporated herein by reference to Exhibit 3.2(d)(i) to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.2(f)    --        Amendment No. 1 to Third Amended and Restated Agreement of
                    Limited Partnership of National Tobacco Company, L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit 3.2(d)(ii) to Amendment No. 1 to Registration
                    Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.2(g)    --        Bylaws of International Flavors and Technology, Inc.
                    (incorporated herein by reference to Exhibit 3.2(e) to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1997).

3.2(h)    --        Amendment No. 2 to the Third Amended and Restated Agreement
                    of Limited Partnership of National Tobacco Company, L.P., effective February 10, 2000 (incorporated by reference to Exhibit 3.2 (g) to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.1       --        Warrant to Purchase Common Stock, granted in favor of
                    Guggenheim Investment Management, LLC by North Atlantic
                    Trading Company, Inc., dated September 30, 2002
                    (incorporated herein by reference to Exhibit 4.3 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2002).

4.2       --        Warrant to Purchase Common Stock, granted in favor of Peter
                    J. Solomon Company Limited by North Atlantic Trading
                    Company, Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3       --        Class B Term Note dated November 17, 2003, issued by North
                    Atlantic Trading Company, Inc. in favor of Upper Columbia
                    Capital Company, LLC ("Upper Columbia") in the principal amount of Twenty Three Million Dollars ($23,000,000.00)
                    (incorporated herein by reference to Exhibit 4.1 to the NATC's Current Report on Form 8-K filed on November 24,
                    2003).

4.4       --        Class B Term Note dated July 31, 2003 (amended and restated
                    as of November 17, 2003), issued by North Atlantic Trading
                    Company, Inc., in favor of 1888 Fund, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars
                    ($5,500,000.00) (incorporated herein by reference to Exhibit
                    4.2 to the NATC's Current Report on Form 8-K filed on
                    November 24, 2003).

Exhibit
Number              Description
---------           -----------

4.5       --        Class B Term Note dated July 31, 2003 (amended and restated
                    as of November 17, 2003), issued by North Atlantic Trading
                    Company, Inc., in favor of MAGMA CDO, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars
                    ($5,500,000.00) (incorporated herein by reference to Exhibit
                    4.3 to the NATC's Current Report on Form 8-K filed on
                    November 24, 2003).

4.6       --        Class B Term Note dated July 31, 2003 (amended and restated
                    as of November 17, 2003), issued by North Atlantic Trading
                    Company, Inc., in favor of Bingham CDO, L.P. in the principal amount of Five Million Dollars ($5,000,000.00)
                    (incorporated herein by reference to Exhibit 4.4 to the NATC's Current Report on Form 8-K filed on November 24,
                    2003).

4.7       --        Class B Term Note dated July 31, 2003 (amended and restated
                    as of November 17, 2003), issued by North Atlantic Trading
                    Company, Inc., in favor of Stellar Funding, Ltd. in the principal amount of Three Million Dollars ($3,000,000.00)
                    (incorporated herein by reference to Exhibit 4.5 to the NATC's Current Report on Form 8-K filed on November 24,
                    2003).

4.8       --        Indenture, dated as of February 17, 2004, among North
                    Atlantic Holding Company, Inc. and Wells Fargo Bank
                    Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.12 to the Registrant's Registration Statement
                    (Reg. No. 333-115587) on Form S-4 filed with the Commission on May 17, 2004).

4.9       --        Registration Rights Agreement, dated February 17, 2004, by and among North Atlantic Holding Company, Inc., Citigroup
                    Global Markets Inc. and RBC Capital Markets Corporation
                    (incorporated herein by reference to Exhibit 4.13 to the Registrant's Registration Statement (Reg. No. 333-115587) on
                    Form S-4 filed with the Commission on May 17, 2004).

4.10      --        Indenture, dated as of February 17, 2004, among North
                    Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.11      --        Registration Rights Agreement, dated as of February 17,
                    2004, by and among North Atlantic Trading Company, Inc., the
                    Guarantors listed on the signature pages thereto, Citigroup
                    Global Markets Inc. and RBC Capital Markets Corporation
                    (incorporated herein by reference to Exhibit 4.11 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2003).

9.1       --        Amended and Restated Exchange and Stockholders' Agreement,
                    dated as of February 9, 2004, by and among North Atlantic
                    Holding Company, Inc., North Atlantic Trading Company, Inc.
                    and those stockholders listed therein (incorporated herein by reference to Exhibit 9.1 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit
Number              Description
---------           -----------

10.1     --         Third Amended and Restated Purchasing and Processing
                    Agreement, dated as of June 25, 1997, between National
                    Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of
                    Pennsylvania (incorporated herein by reference to Exhibit
                    10.1 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.2+    --         Amended and Restated Distribution and License Agreement,
                    dated as of November 30, 1992, between Bollore Technologies,
                    S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                    Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration
                    Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 17, 1997).

10.3+    --         Amended and Restated Distribution and License Agreement,
                    dated as of November 30, 1992, between Bollore Technologies,
                    S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                    Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement
                    (Reg. No. 333-31931) on Form S-4 filed by NATC with the
                    Commission on September 17, 1997).

10.4+    --         Amended and Restated Distribution and License Agreement,
                    dated as of November 30, 1992, between Bollore Technologies,
                    S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                    Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement
                    (Reg. No. 333-31931) on Form S-4 filed by NATC with the
                    Commission on September 17, 1997).

10.5+    --         Restated Amendment, dated as of June 25, 1997, between
                    Bollore Technologies, S.A. and North Atlantic Operating
                    Company, Inc. (incorporated herein by reference to Exhibit
                    10.5 to Amendment No. 2 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 17, 1997).

10.6     --         Warrant Agreement, dated as of June 25, 1997, between North
                    Atlantic Trading Company, Inc. and United States Trust
                    Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

Exhibit
Number              Description
---------           -----------

10.7++     --       1997 Share Incentive Plan of North Atlantic Trading Company,
                    Inc. (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.8++     --       Employment Agreement, dated May 17, 1996, between North
                    Atlantic Trading Company, Inc. and Thomas F. Helms, Jr.
                    (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.9++     --       Employment Agreement, dated April 23, 1997, between Thomas
                    F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to
                    Registration Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.10++    --       Nonqualified Stock Option Agreement, dated as of June 25,
                    1997, between North Atlantic Trading Company, Inc. and David
                    I. Brunson (incorporated herein by reference to Exhibit
                    10.18(c) to Amendment No. 1 to Registration Statement (Reg.
                    No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.11++    --       Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option Agreement, dated as of June
                    25, 1997, between North Atlantic Trading Company, Inc. and
                    David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to Registration
                    Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.12++    --       Amendment No. 2, dated as of December 31, 1997, to the
                    Nonqualified Stock Option Agreement, dated as of June 25,
                    1997, between North Atlantic Trading Company, Inc. and David
                    I. Brunson (incorporated herein by reference to Exhibit
                    10.18(e) to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.13++    --       Consulting Agreement, dated as of June 25, 1997, between
                    North Atlantic Trading Company, Inc. and Jack Africk
                    (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.14++    --       National Tobacco Company Management Bonus Program
                    (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

Exhibit
Number              Description
---------           -----------

10.15++    --       Amended and Restated Nonqualified Stock Option Agreement
                    dated as of January 12, 1998, between North Atlantic Trading
                    Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16++    --       Assignment and Assumption, dated as of January 1, 1998,
                    between National Tobacco Company, L.P. and North Atlantic
                    Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17+     --       Amendment, dated October 22, 1997, to Amended and Restated
                    Distribution and License Agreements, between Bollore and
                    North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.18      --       Sales Representative Agreement, effective as of January 1,
                    1998, between National Tobacco Company, L.P. and North
                    Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19++    --       Amended and Restated Employment Agreement dated as of April
                    30, 1998, between North Atlantic Trading Company, Inc. and
                    David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the NATC's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.20++    --       Option Grant Letter, dated April 30, 1998, from Helms
                    Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21      --       Subscription Agreement, dated as of March 24, 1998, between
                    North Atlantic Trading Company, Inc. and David I. Brunson
                    (incorporated herein by reference to Exhibit 10.42 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended
                    March 31, 1998).

10.22++    --       Letter Agreement, dated September 24, 1999, between North
                    Atlantic Trading Company, Inc. and Jack Africk (incorporated by reference to Exhibit 10.34 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23++    --       North Atlantic Trading Company, Inc. 1999 Executive
                    Incentive Plan (incorporated by reference to Exhibit 10.35 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.24++    --       North Atlantic Trading Company, Inc. 1999 Management Bonus
                    Plan (incorporated by reference to Exhibit 10.36 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1999).

Exhibit
Number              Description
---------           -----------

10.25      --       Amended and Restated Loan Agreement, dated as of February
                    17, 2004, by and among Bank One, NA, LaSalle Bank National
                    Association, North Atlantic Trading Company, Inc., North
                    Atlantic Holding Company, Inc., the subsidiaries of North
                    Atlantic Trading Company, Inc. named therein and the lenders party thereto (incorporated herein by reference to Exhibit
                    10.26 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.26      --       Amended and Restated Security Agreement, dated as of
                    February 17, 2004, among North Atlantic Trading Company,
                    Inc., National Tobacco Company, L.P., North Atlantic
                    Operating Company, Inc., National Tobacco Finance
                    Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker &
                    Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank
                    One, N.A., as agent on behalf of itself and other banks
                    (incorporated herein by reference to Exhibit 10.27 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2003).

10.27      --       Amended and Restated Guaranty Agreement, dated as of
                    February 17, 2004, among National Tobacco Company, L.P.,
                    North Atlantic Operating Company, Inc., National Tobacco
                    Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred
                    Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc.
                    and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.28 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.28      --       Amended and Restated Pledge Agreement, dated as of February
                    17, 2004, among and North Atlantic Trading Company, Inc.,
                    National Tobacco Company, L.P., North Atlantic Operating
                    Company, Inc., National Tobacco Finance Corporation, Stoker,
                    Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North
                    Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.29 to the NATC's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    2003).

10.29      --       2005 A Amendment to the Amended and Restated Loan Agreement,
                    made and entered into as of February 17, 2004, by and among Bank One, NA as the Agent Bank, Bank One and LaSalle Bank,
                    National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc.
                    (incorporated herein by reference to Exhibit 99.2 to the NATC's Current Report on Form 8-K filed on January 21,
                    2005).

10.30++    --       Offer of Employment, dated March 28, 2002, between the
                    Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.31      --       Promissory Note, dated March 31, 2002, issued by David I.
                    Brunson in favor of North Atlantic Trading Company, Inc.
                    (incorporated herein by reference to Exhibit 10.1 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended
                    June 30, 2002).

Exhibit
Number              Description
---------           -----------

10.32      --       Promissory Note, dated March 31, 2002, issued by Chris
                    Kounnas in favor of North Atlantic Trading Company, Inc.
                    (incorporated herein by reference to Exhibit 10.2 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended
                    June 30, 2002).

10.33      --       Secured Promissory Note, dated March 31, 2002, issued by
                    Helms Management Corp. in favor of North Atlantic Trading
                    Company, Inc. (incorporated herein by reference to Exhibit
                    10.3 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.34      --       Secured Promissory Note, dated March 31, 2002, issued by
                    Thomas F. Helms, Jr. in favor of North Atlantic Trading
                    Company, Inc. (incorporated herein by reference to Exhibit
                    10.4 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35      --       Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and
                    North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.36++    --       Amendment, dated November 25, 2002, to the Amended and
                    Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I.
                    Brunson (incorporated herein by reference to Exhibit 10.38 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.37++    --       Employment Agreement dated as of November 21, 2002, between
                    North Atlantic Trading Company, Inc. and James W. Dobbins
                    (incorporated herein by reference to Exhibit 10.39 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2002).

10.38      --       Transfer Agreement, dated as of December 30, 2002, by and
                    among Arnold Sheiffer, The Cleveland Clinic Foundation,
                    North Atlantic Trading Company, Inc., and Thomas F. Helms,
                    Jr. (incorporated herein by reference to Exhibit 10.40 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.39      --       Transfer Agreement, dated as of December 30, 2002, by and
                    among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund,
                    North Atlantic Trading Company, Inc., and Thomas F. Helms,
                    Jr. (incorporated herein by reference to Exhibit 10.41 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.40++    --       2002 Share Incentive Plan (incorporated herein by reference to Exhibit 10.42 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.41++    --       Letter Agreement, dated November 8, 2002, between North
                    Atlantic Trading Company, Inc. and Marketing Solutions USA
                    (incorporated herein by reference to Exhibit 10.43 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2002).

Exhibit
Number              Description
---------           -----------

10.42++    --       Letter Agreement, dated September 30, 2002, between North
                    Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.44 to the NATC's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    2002).

10.43      --       2003A Amendment to Loan Documents, dated as of July 31,
                    2003, by and among North Atlantic Trading Company, Inc.,
                    National Tobacco Company, L.P., North Atlantic Operating
                    Company, Inc., National Tobacco Finance Corporation, Bank
                    One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the NATC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.44      --       2003B Amendment to Loan Documents dated as of November 17,
                    2003, among North Atlantic Trading Company, Inc., National
                    Tobacco Company, L.P., North Atlantic Operating Company,
                    Inc., National Tobacco Finance Corporation, Stoker, Inc.,
                    RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks
                    ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B
                    Lenders ("Class B Loan Agent") (incorporated herein by reference to Exhibit 10.1 to the NATC's Current Report on Form 8-K filed on November 24, 2003).

10.45      --       Amended and Restated Subordination Agreement dated as of
                    November 17, 2003, by and among North Atlantic Trading
                    Company, Inc., National Tobacco Company, L.P., North
                    Atlantic Operating Company, Inc., National Tobacco Finance
                    Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker &
                    Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders ("Class B Loan Agent")
                    (incorporated herein by reference to Exhibit 10.2 to the NATC's Current Report on Form 8-K filed on November 24,
                    2003).

10.46      --       Second Amendment to Mortgage, Security Agreement, Assignment
                    of Leases, Rents and Profits, Financing Statement and
                    Fixture Filing, dated as of November 17, 2003, among Bank
                    One, NA (as "Agent Bank" and "Mortgagee" for the benefit of the Banks as defined in the 2003B Amendment to Loan
                    Agreement) and National Tobacco Company, L.P. (the
                    "Mortgagor") (incorporated herein by reference to Exhibit
                    10.3 to the NATC's Current Report on Form 8-K filed on
                    November 24, 2003).

10.47      --       Assignment of Security Interest in the United States
                    Trademarks, dated November 17, 2003, issued by Stoker, Inc.
                    in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.4 to the NATC's Current Report on Form 8-K filed on November 24, 2003).

Exhibit
Number              Description
---------           -----------

10.48      --       Assignment of Security Interest in the United States
                    Trademarks, dated November 17, 2003, issued by Fred Stoker &
                    Sons, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.5 to the NATC's Current Report on Form 8-K filed on November 24, 2003).

10.49      --       2003C Amendment to Loan Documents dated as of December 23,
                    2003, by and among the Banks as defined therein, Bank One, NA, as agent bank on behalf of the Banks, the Class B
                    Lenders as defined therein, Guggenheim Investment
                    Management, LLC, as agent on behalf of the Class B Lenders, North Atlantic Trading Company, Inc. and the Subsidiaries as defined therein (incorporated herein by reference to Exhibit
                    10.1 to the NATC's Current Report on Form 8-K filed on
                    December 24, 2003).

10.50++    --       Employment Agreement, dated December 1, 2003, between
                    Lawrence S. Wexler and North Atlantic Cigarette Company,
                    Inc. (incorporated herein by reference to Exhibit 10.52 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.51      --       Assignment and Assumption Agreement, dated as of February 9,
                    2004, between North Atlantic Trading Company, Inc. and North
                    Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.53 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.52++    --       Letter Agreement, dated as of January 19, 2005, between
                    Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc.
                    and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.52 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2004 filed with the Securities and Exchange
                    Commission on March 31, 2005).

10.53++    --       Letter Agreement, dated as of October 3, 2003, between Jack
                    Africk and North Atlantic Trading Company, Inc. (extending
                    Consulting Agreement) (incorporated herein by reference to
                    Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.54++    --       Letter Agreement, dated as of October 12, 2004, between Jack
                    Africk and North Atlantic Trading Company, Inc. (extending and amending Consulting Agreement) (incorporated herein by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March
                    31, 2005).

10.55      --       2005B Amendment to the Amended and Restated Loan Agreement
                    dated March 30, 2005 by and among JP Morgan Chase Bank, N.A.
                    ("Morgan"), as successor to Bank One, NA, as Agent Bank,
                    Morgan and LaSalle Bank, National Association, the Company and certain of its subsidiaries (incorporated herein by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March
                    31, 2005).

21         --       Subsidiaries of North Atlantic Holding Company, Inc.
                    (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

31.1*      --       Certification by the Chief Executive Officer

31.2*      --       Certification by the Chief Financial Officer

32.1*      --       Certification by the Chief Executive Officer pursuant to 18
                    U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit
Number              Description
---------           -----------

32.2*     --        Certification by the Chief Financial Officer pursuant to 18
                    U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*    Filed herewith.

+ Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

++   Management contracts or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2005



                                        NORTH ATLANTIC HOLDING COMPANY, INC.


                                        By: /s/ Douglas P. Rosefsky
                                            ------------------------------------
                                            Douglas P. Rosefsky
                                            Chief Executive Officer

                                    CONTENTS


                                                                                     PAGE
                                                                                    ------

Report of Independent Registered Public Accounting Firm                               F-1


Consolidated Balance Sheets as of December 31, 2004 and 2003                          F-2


Consolidated Statements of Operations and Comprehensive Income (Loss) for the
years ended December 31, 2004, 2003, and 2002.                                        F-3


Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2004, 2003, and 2002                                                     F-4


Consolidated Statements of Cash Flows for the years ended December 31, 2004,
2003, and 2002                                                                        F-5


Consolidated Statements of Changes in Stockholders' Deficit for the years ended
December 31, 2004, 2003, and 2002.                                                    F-6


Notes to Consolidated Financial Statements                                            F-7


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
North Atlantic Holding Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders' deficit, after the restatement described in Note 1, present fairly in all material respects, the financial position of North Atlantic Holding Company, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, it is probable that, absent obtaining additional capital investment, a waiver or a refinancing, the Company will fail to meet a financial covenant requirement for its revolving debt agreement due to its financial performance. Not meeting this requirement would permit the lenders to demand immediate repayment in full, which would then permit holders of the Company's New Senior Notes to also demand immediate repayment. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As described in Note 1, the Company has restated its previously issued 2004 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky

March 31, 2005, except for the matter disclosed in Note 1, as to which the date is August 11, 2005

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(dollars in thousands except share data)

                                                                                                    2004
                                                                                                AS RESTATED,
                                                                                                   NOTE 1         2003
                                                                                                ------------- -------------
                                            ASSETS

Current assets:

      Cash                                                                                      $     2,347   $       304
      Accounts receivable, net of allowances of $284 and $367
       in 2004 and 2003, respectively                                                                 7,839        10,384
      Inventories                                                                                    37,959        42,257
      Income taxes receivable                                                                            --           910
      Other current assets                                                                            5,861         3,594
                                                                                                ------------- -------------
            Total current assets                                                                     54,006        57,449

Property, plant and equipment, net                                                                   10,771         8,310
Deferred income taxes                                                                                    --         22,549
Deferred financing costs, net                                                                        13,105         5,163
Goodwill                                                                                            128,697       128,659
Other intangible assets, net                                                                         10,293        10,851
Other assets                                                                                         15,526        10,663
                                                                                                ------------- -------------
            Total assets                                                                        $   232,398   $   243,644
                                                                                                ============= =============
                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                                          $     7,005   $     5,275
      Accrued expenses                                                                                4,642         6,039
      Accrued interest expense                                                                        6,274           757
      Deferred income taxes                                                                           4,801         4,654
      Revolving credit facility                                                                      14,500         6,300
                                                                                                ------------- -------------
            Total current liabilities                                                                37,222        23,025

Notes payable and long-term debt                                                                    266,622       185,686
Deferred income taxes                                                                                 5,005         1,141
Postretirement benefits                                                                               6,061         9,333
Pension benefits and other long-term liabilities                                                      4,013         5,946
                                                                                                ------------- -------------
            Total liabilities                                                                       318,923       225,131
                                                                                                ------------- -------------
Commitments and contingencies
Preferred stock, mandatory redemption value of $0 and
$65,080 in 2004 and 2003, respectively, issued and outstanding
shares, 2,941,513.08 in 2003                                                                             --         65,080
                                                                                                ------------- -------------

Stockholders' deficit:
      Common stock, voting, $.01 par value; 2004; authorized,
       issued and outstanding shares, 10; $01 par value; 2003;
       authorized shares, 750,000; issued and outstanding shares, 528,241                                 6             5
      Common stock, nonvoting, $01 par value; authorized shares,
       750,000; issued and outstanding shares, -0-                                                       --            --
Additional paid-in capital                                                                            5,291         9,663
Loans to stockholders for stock purchases                                                               (99)         (168)
Accumulated other comprehensive loss                                                                 (1,351)       (1,229)
Accumulated deficit                                                                                 (90,372)      (54,838)
                                                                                                ------------- -------------
            Total stockholders' deficit                                                             (86,525)      (46,567)
                                                                                                ------------- --------------
            Total liabilities and stockholders' deficit                                         $   232,398   $    243,644
                                                                                                ============= ==============

                   The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands except share data)

                                                                                      2004
                                                                                  AS RESTATED,
                                                                                     NOTE 1          2003           2002
                                                                                  ------------- ------------- -------------
Net sales                                                                        $    115,320   $   101,593   $    94,425
Cost of Sales                                                                          58,617        48,616        40,973
                                                                                  ------------- ------------- -------------
      Gross profit                                                                     56,703        52,977        53,452
Selling, general and administrative expenses                                           37,031        32,589        24,065
Amortization expense                                                                      462            67            --
                                                                                  ------------- ------------- -------------
      Operating income                                                                 19,210        20,321        29,387
Interest expense and financing costs                                                   31,283        19,122        18,744
Other expense (income)                                                                 (4,361)       11,129         1,944
                                                                                  ------------- ------------- -------------
      Income (loss) before income taxes                                                (7,712)       (9,930)        8,699
Income tax expense (benefit)                                                           27,210        (3,689)        3,214
                                                                                  ------------- ------------- -------------
      Net income (loss)                                                               (34,922)       (6,241)        5,485
Preferred stock dividends                                                              (1,613)       (7,275)       (6,976)
Net gain on restructuring of preferred stock                                               --             --        5,395
                                                                                  ------------- ------------- -------------
      Net income (loss) applicable to common shares                               $   (36,535)  $   (13,516)  $     3,904
                                                                                  ============= ============= =============


                                                                                      2004
                                                                                  As Restated,
                                                                                     Note 1          2003           2002
                                                                                  ------------- ------------- -------------
Basic earnings per common share:
      Net income (loss)                                                           $    (60.44)  $    (11.82)  $     10.38
      Preferred stock dividends                                                         (2.79)       (13.77)       (13.20)
      Net gain on restructuring of preferred stock                                         --             --        10.21
                                                                                  ------------- ------------- -------------
      Net income (loss) applicable to common shares                               $    (63.23)  $    (25.59)  $      7.39
                                                                                  ============= ============= =============
Diluted earnings per common share:
      Net income (loss)                                                           $    (60.44)  $    (11.82)  $      8.25
      Preferred stock dividends                                                         (2.79)       (13.77)       (10.49)
      Net gain on restructuring of preferred stock                                         --            --          8.11
                                                                                  ------------- ------------- -------------
      Net income (loss) applicable to common shares                               $    (63.23)  $    (25.59)  $       5.87
                                                                                  ============= ============= =============
Common stock dividends                                                            $    (4,884)  $        --   $         --
                                                                                  ============= ============= =============
Basic and Diluted earnings per common share
      Common stock dividends                                                      $     (8.45)  $        --   $         --
                                                                                  ============= ============= =============
Weighted average common shares outstanding:

      Basic                                                                           577,795       528,241       528,241
      Diluted                                                                         577,795       528,241       664,939

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands except share data)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                                      2004
                                                                                  AS RESTATED,
                                                                                     NOTE 1          2003         2002
                                                                                  ------------- ------------- -------------

Net Income (loss)                                                                 $   (34,922)  $   (6,241)   $    5,485
Other comprehensive income, net of tax benefit:
Minimum pension liability, net of tax                                                    (122)        (104)         (909)
                                                                                  ------------- ------------- -------------

Comprehensive income (loss)                                                       $   (35,044)  $   (6,345)   $    4,576
                                                                                  ============= ============= =============




                   The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands)

                                                                                      2004
                                                                                  AS RESTATED,
                                                                                     NOTE 1          2003         2002
                                                                                  ------------- ------------- -------------
Cash flows from operating activities:
      Net income (loss)                                                          $     (34,922) $     (6,241) $      5,485
      Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
            Depreciation                                                                   816           589           700
            Amortization expense                                                           462            67            --
            Amortization of deferred financing costs                                     1,949         1,386         1,386
            Amortization of interest on senior discount notes                            6,612            --            --
            Deferred income taxes                                                       26,560        (3,689)        2,738
            Stock compensation expense                                                     832           417           576
            Stock issued for non-cash services                                             681            --            --
            Changes in operating assets and liabilities:
                  Accounts receivable                                                    2,545        (1,827)       (1,979)
                  Inventories                                                            4,298         1,964         3,149
                  Income tax receivable                                                    910           (23)         (654)
                  Other current assets                                                  (2,267)          752        (1,755)
                  Other assets                                                          (4,766)       (1,309)         (985)
                  Accounts payable                                                       1,730         1,848           150
                  Accrued pension liabilities                                           (1,933)          366           495
                  Accrued postretirement liabilities                                    (3,272)       (1,509)          558
                  Accrued expenses and other                                             3,998         2,351        (1,479)
                                                                                  ------------- ------------- -------------
                        Net cash provided by (used in) operating activities              4,233        (4,858)        8,385
                                                                                  ------------- ------------- -------------
Cash flows from investing activities:
      Capital expenditures                                                              (3,277)       (1,561)         (625)
      Purchase of Stoker, Inc. (net of cash acquired $1,672 see Note 5)                    (38)      (21,650)           --
                                                                                  ------------- ------------- -------------
                        Net cash provided by (used in) investing activities             (3,315)      (23,211)         (625)
                                                                                  ------------- ------------- -------------

Cash flows from financing activities:
      Proceeds from revolving credit facility, net                                       8,200           800         5,500
      Proceeds from issuance of new senior notes                                       200,000            --            --
      Proceeds from issuance of new senior discount notes                               60,010            --            --
      Payment of old senior notes                                                     (155,000)           --            --
      Payment of financing costs                                                        (9,891)           --            --
      Payments on notes payable                                                        (30,686)           --            --
      Payments on senior term loans                                                         --            --       (12,500)
      Deferred financing costs incurred                                                     --        (3,907)           --
      Redemption of preferred stock                                                    (65,080)           --            --
      Preferred stock cash dividends                                                    (1,613)           --            --
      Common stock dividends                                                            (4,884)           --            --
      Principal from long-term borrowings                                                   --        42,000            --
      Principal payments on long-term borrowings                                            --       (11,314)           --
      Consent solicitation expenses                                                         --            --        (1,219)
      Net loans to stockholders for stock purchases                                         69           (11)           30
                                                                                  ------------- ------------- -------------
                        Net cash provided by (used in) financing activities              1,125        27,568        (8,189)
                                                                                  ------------- ------------- -------------
Net increase (decrease) in cash                                                          2,043          (501)         (429)
Cash, beginning of period                                                                  304           805         1,234
                                                                                  ------------- ------------- -------------
Cash, end of period                                                               $      2,347  $        304  $        805
                                                                                  ============= ============= =============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                                    $     16,245  $     17,911  $     17,560
                                                                                  ============= ============= =============
      Cash paid during the period for income taxes                                $      1,297  $         --  $        283
                                                                                  ============= ============= =============

                   The accompanying notes are an integral part of the consolidated financial statements.

 NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
CHANGES IN STOCKHOLDERS' DEFICIT
for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands)

                                                                              LOANS TO        ACCUMULATED
                                                     COMMON     ADDITIONAL    STOCKHOLDERS      OTHER
                                                     STOCK,      PAID-IN      FOR STOCK      COMPREHENSIVE     ACCUMULATED
                                                     VOTING      CAPITAL      PURCHASES          LOSS           DEFICIT       TOTAL
                                                     ------      -------      ---------          ----           -------       -----

Beginning balance, January 1, 2002                 $      5    $   9,144     $    (187)        $   (216)    $  (45,226)   $ (36,480)
Stock compensation expense                                           102                                                        102
Net loans to stockholders for stock purchases                                       30                                           30

Amount related to minimum pension liability, net
   of tax of $344                                                                                  (909)                       (909)
Preferred stock dividend                                                                                        (6,976)      (6,976)
Net gain on restructuring of preferred stock                                                                     5,395        5,395
Net income                                                                                                       5,485        5,485
                                                   ---------   ----------    ----------         --------     ----------    ---------
Ending balance, December 31, 2002                         5        9,246          (157)          (1,125)       (41,322)     (33,353)
Stock compensation expense                                           417                                                        417
Net loans to stockholders for stock purchases                                      (11)                                         (11)
Amount related to minimum pension liability, net
   of tax of $64                                                                                   (104)                       (104)
Preferred stock dividend                                                                                        (7,275)      (7,275)
Net loss                                                                                                        (6,241)      (6,241)
                                                   ---------   ----------    ----------         --------     ----------    ---------
Ending balance, December 31, 2003                         5        9,663          (168)          (1,229)       (54,838)     (46,567)
Elimination of equity in NATC                                     (5,885)                                        5,885           --
Stock compensation expense                                           832                                                        832
Issuance of common stock                                  1          681                                                        682
Net loans to stockholders for stock purchases                                       69                                           69
Amount related to minimum pension liability net
   of tax of $74                                                                                   (122)                       (122)
Common stock dividend                                                                                           (4,884)      (4,884)
Preferred stock dividend                                                                                        (1,613)      (1,613)
Net loss, as restated, Note 1                                                                                  (34,922)     (34,922)
                                                   ---------   ----------    ----------         --------     ----------    ---------
Ending balance, December 31, 2004, as restated,
   Note 1                                          $      6    $     (99)    $   5,291         $ (1,351)    $  (90,372)   $ (86,525)
                                                   =========   ==========    ==========         ========     ==========    =========

                   The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands)

1.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:


     The Company is restating its consolidated financial statements to correct an error in accounting for income taxes. During the fourth quarter of 2004, North Atlantic Holding Company, Inc. (the "Company") and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and an understatement of income tax expense of $9.8 million as of and for the year ended December 31, 2004. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, for the year ended December 31, 2004.

     The following tables represent the effect of the restatement on the Company's Consolidated Financial Statements as of December 31, 2004:

                                                                      AS PREVIOUSLY
                 CONSOLIDATED BALANCE SHEET                             REPORTED        ADJUSTMENT       AS RESTATED
             --------------------------------------                      --------        ----------       -----------
             Deferred income taxes - current                           $        -     $     4,801      $       4,801
             Deferred income taxes - non-current                       $        -     $     5,005      $       5,005
             Accumulated deficit                                       $  (80,566)    $    (9,806)     $     (90,372)


                                                                      AS PREVIOUSLY
                CONSOLIDATED STATEMENT OF OPERATIONS                    REPORTED        ADJUSTMENT        AS RESTATED
              ------------------------------------------                --------        ----------        -----------

             Income tax expense                                        $   17,404     $     9,806      $      27,210
             Net income (loss)                                         $  (25,116)    $    (9,806)     $     (34,922)
             Net income (loss) applicable to common shares             $  (26,729)    $    (9,806)     $     (36,535)
             Basis earnings per common share:
               Net income (loss)                                       $   (43.47)    $    (16.97)     $      (60.44)
               Net income (loss) applicable to common shares           $   (46.26)    $    (16.97)     $      (63.23)
             Diluted earnings per common share:
               Net income (loss)                                       $   (43.47)    $    (16.97)     $      (60.44)
               Net income (loss) applicable to common shares           $   (46.26)    $    (16.97)     $      (63.23)


                                                                      AS PREVIOUSLY
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)        REPORTED        ADJUSTMENT       AS RESTATED
           -----------------------------------------------------        --------        ----------       -----------


             Net income (loss)                                         $  (25,116)    $   (9,806)      $     (34,922)
             Comprehensive income (loss)                               $  (25,238)    $   (9,806)      $     (35,044)


                                                                      AS PREVIOUSLY
               CONSOLIDATED STATEMENT OF CASH FLOWS                     REPORTED        ADJUSTMENT        AS RESTATED
             ------------------------------------------                 --------        ----------        -----------

             Net income (loss)                                         $  (25,116)    $   (9,806)      $     (34,922)
             Deferred income taxes                                     $   16,754     $    9,806       $      26,560


                                                                      AS PREVIOUSLY
               CHANGES IN STOCKHOLDERS' DEFICIT                        REPORTED        ADJUSTMENT       AS RESTATED
             ----------------------------------------                   --------        ----------       -----------

             Net loss - Accumulated deficit                            $  (25,116)    $   (9,806)      $     (34,922)
             Ending balance - Accumulated deficit                      $  (80,566)    $   (9,806)      $     (90,372)
             Ending balance - Total                                    $  (76,719)    $   (9,806)      $     (86,525)

2.   ORGANIZATION:

     The Company is a holding company which owns North Atlantic Trading Company, Inc. ("NATC") and its subsidiaries. Except where the context otherwise requires, references to the Company include the Company and its subsidiaries. The Company manufactures and distributes tobacco and related products through its smokeless tobacco, make-your-own, and premium manufactured cigarettes operating segments. The smokeless tobacco segment manufactures and distributes smokeless tobacco products under the Beech-Nut, Durango, Trophy, Havana Blossom, Stoker, Our Pride and other brand names. The make-your-own segment imports and distributes premium cigarette papers and related products, and manufactures smoking tobaccos under the Zig-Zag, Stoker No. 2, Old Hillside and other brand names. The premium cigarette segment contract manufactures and distributes premium manufactured cigarettes through wholesale distributors in selected areas of the United States.

     National Tobacco Company, L.P., a limited partnership, was formed and acquired the smokeless tobacco division of Lorillard, Inc. in 1988. On April 14, 1992, the general partner and majority owner and certain limited partners sold their partnership interest to a new general partner. Accordingly, the April 1992 transaction was accounted for as the formation of a new entity, National Tobacco Company, L.P. (the "Partnership"). Certain members of management of the Partnership formed NTC Holding, LLC (the "Holding Company"), a limited liability company with a finite life expiring December 31, 2100, and caused the Holding Company to form National Tobacco Finance Corporation (the "Finance Corporation"), a wholly-owned subsidiary of the Holding Company.

     On May 17, 1996, the Partnership was recapitalized and the Holding Company acquired a 99% limited partnership interest in the Partnership and the Finance Corporation became the sole general partner and owner of the remaining 1% interest of the Partnership. Accordingly, this transaction was accounted for as the formation of a new entity under the purchase method of accounting.

     On May 19, 1997, certain members of management and holders of membership interests in the Holding Company formed NATC. On June 25, 1997, NATC acquired the membership interests in the Holding Company and the Holding Company transferred all of its assets to NATC, including its limited partnership interest in the Partnership, all of the capital stock of the Finance Corporation, and its rights to acquire NATC Holdings USA, Inc. which owned exclusive rights to market and distribute Zig-Zag premium cigarette papers in the United States and Canada and also owned outright the trademarks for tobacco products bearing the Zig-Zag name. NATC then formed North Atlantic Operating Company, Inc. ("NAOC"), a Delaware corporation and wholly-owned subsidiary of the Corporation. NAOC then exercised its rights to acquire all of the outstanding capital stock of NATC Holdings, USA, Inc. NATC Holdings, USA, Inc. and its wholly-owned subsidiary were then merged into NAOC.

     On April 10, 2003, North Atlantic Cigarette Company, Inc. ("NACC") was formed to contract manufacture and distribute premium manufactured cigarettes.

     On November 17, 2003, NATC purchased all of the common stock of Stoker, Inc. ("Stoker"). See Note 5, "Acquisition of Business". Stoker is the parent of the wholly-owned subsidiaries, Fred Stoker & Sons, Inc. and RBJ Sales, Inc.

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

     On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock and the Company issued senior discount notes in conjunction with the refinancing. The refinancing consisted principally of
     (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by NATC (the "New Senior Notes"), (2) NATC entering into an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to NATC (the "New Credit Agreement") and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Company (the "Senior Discount Notes"). Both the New Senior Notes and the Senior Discount Notes were offered pursuant to Rule l44A and Regulation S and subsequently registered under the Securities Act of 1933, as amended.

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

     The proceeds from the offering of the New Senior Notes, along with borrowings under the New Credit Agreement (see Note 12) and the proceeds from the concurrent offering of the Senior Discount Notes were used to (1) repay $36.6 million in outstanding borrowings under the existing senior credit facility (the "Old Senior Credit Facility"), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc. (see Note 5), (2) redeem the Old Senior Notes, (3) redeem NATC's existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $5.0 million pro rata distribution to stockholders of the Company and make a distribution to certain holders of warrants of the Company, (5) make $2.1 million in incentive payments to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.

3.   LIQUIDITY:

     As discussed in the Notes Payable and Long-Term Debt footnote, NATC's New Credit Agreement requires NATC to meet certain financial tests, including a minimum fixed charge coverage ratio. Management's forecasts for 2005 indicate that it is likely that NATC will fail to meet the minimum fixed charge coverage ratio covenant at June 30, 2005 without obtaining an additional capital investment, a waiver from its lenders, or a refinancing of such debt. Not meeting this requirement would permit the lenders to demand immediate repayment in full, which would then permit holders of NATC's New Senior Notes and the Company's Senior Discount Notes to also demand immediate repayment.

     Although there can be no assurance, the Company believes that it will be able to successfully negotiate new senior secured financing on reasonably acceptable terms, refinance out the existing lenders, and avoid a default under NATC's New Credit Agreement. Further, management has begun a process to review its core operations and identify and implement opportunities to significantly improve operational and financial performance and its internal cash generating capability.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation: The financial statements of the Company include the results of operations, cash flows and changes in shareholders' equity of the Company, its NATC subsidiary and all other subsidiaries for all periods presented.

     Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     Revenue Recognition: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer. The Company classifies customer rebates as sales deductions in accordance with the requirements of Emerging Issues Task Force Issue No. 01-09 and classifies inbound freight costs incurred as a component of cost of goods sold in accordance with the requirements of Emerging Issues Task Force Issue No 00-10.

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

     INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for approximately 96% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

     GOODWILL AND OTHER INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

     Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. The net goodwill balances attributable to each of the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31 each year. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved) with consideration given to multiples of operating results. The Company has reported that no impairment of goodwill has been incurred as of December 31, 2004.

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

     FINANCIAL INSTRUMENTS: The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are sold. No forward contracts were utilized in 2004.

     STOCK-BASED COMPENSATION: The Company measures stock compensation costs related to the stock options described in Note 17 on the fair value based method which is the preferred method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted.

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

     RISKS AND UNCERTAINTIES: Manufacturers and sellers of tobacco products are subject to regulation at the federal, state and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The trend in recent years has been toward increased regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by any federal, state or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless tobacco for injuries to health allegedly caused by use of smokeless tobacco. Typically, such claims assert that use of smokeless tobacco is addictive and causes oral cancer. As discussed in Note 21, the Company was named as a defendant in such a lawsuit. There can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company's financial position, results of operations or cash flows or that additional lawsuits will not be brought against the Company.

     Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement ("MSA") and the Smokeless Tobacco Master Settlement Agreement ("STMSA"). To the Company's knowledge, the signatories to the MSA include 49 cigarette manufacturers and/or distributors and the only other signatory to the STMSA is US Smokeless Tobacco Company. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

     Pursuant to the MSA and subsequent states' statutes, a "cigarette manufacturer" (which is defined to also include make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states' statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a final judgment against the Company. Either option - becoming a MSA signatory or establishing an escrow account - is permissible.

     The Company has chosen to open and fund an MSA escrow account as its means of compliance. It is management's opinion, due to the possibility of future federal or state regulations, though none have to date been enacted, that entering into one or both of the settlement agreements or establishing and maintaining an escrow account would not necessarily prevent future regulations from having a material adverse effect on the results of operations, financial position and cash flows of the Company.

     Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. To the best of the Company's knowledge, no such statute has been enacted which could inadvertently and negatively impact the Company, which has been and is currently fully compliant with all applicable laws, regulations and statutes, but there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

     Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 2004, the Company has recorded approximately $13,171 in Other assets. This amount is comprised of approximately $9,428 which represents amounts on deposit plus approximately $21 interest earned thereon and approximately $3,721 pertaining to amounts to be deposited by April 15, 2005 relating to 2004 sales. During 2004, approximately $4,228 was deposited into a qualifying escrow account. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a judgment against the Company.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates include those affecting the valuation and useful lives of property, plant and equipment and goodwill and other intangible assets, assumptions used in determining pension and postretirement benefit obligations, accrued and deferred income taxes and litigation contingencies.

     CONCENTRATION OF CREDIT RISK: At December 31, 2004 and 2003, the Company had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $11.9 million and $8.7 million, respectively.

     The Company sells its products to distributors and retail establishments throughout the United States. A single customer accounted for 16.5%, 19.9% and 13.1% of the Company's revenues in 2004, 2003 and 2002, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. As of December 31, 2004, Cod Company, Inc., the Company's largest customer, accounted for 12.7% of the outstanding accounts receivable balances. Historically, the Company has not experienced significant credit losses.

     ACCOUNTS RECEIVABLE: Accounts receivables are recognized at their net realizable value. All accounts receivable are trade related and are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer's inability to pay (bankruptcy, out of business, etc., i.e. "bad debts" which result in write-offs). The activity of allowance for doubtful accounts during 2004, 2003 and 2002 is as follows (in thousands):


                                                                         2004          2003           2002
                                                                    ----------      ----------    ----------

Balance at beginning of period                                     $       367     $      448     $     350
Provision (reduction) for doubtful accounts                               (67)            122            96
Charge offs, net                                                          (16)           (202)            2
                                                                    ----------      ----------    ----------
Balance at end of period                                           $      284       $     367     $     448
                                                                    ==========      ==========    ==========

     OTHER EXPENSE (INCOME): Other Income of $4.4 million in 2004 represents principally $4.5 million associated with the reduction in the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. as described in Note 21, "Contingency" under "Kentucky and Illinois Complaints." Other expense of $11.1 million in 2003 represents $7.4 million associated with the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. and $3.3 million associated with the termination of the Star Cigarette Asset Purchase Agreement, as described in Note 24, "Terminated Asset Purchase Agreement". Other expense of $1.9 million in 2002 consists primarily of legal, investigative and related expenses with respect to the infringement activities involving Zig-Zag premium cigarette papers.

5.   ACQUISITION OF BUSINESS:

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

      The aggregate purchase price consists of (in thousands):


        Cash                                       $     22,500
        Transaction costs                                   822
                                                   -------------
        Total aggregate purchase price             $     23,322
                                                   =============

     The following summarizes the final purchase price of the assets acquired and liabilities assumed at the date of acquisition (in thousands):



Cash                                                  $      1,672
Accounts receivable                                            906
Inventories                                                  3,403
Property, plant and equipment                                2,180
Other intangible assets                                      9,922
Other assets and restricted escrow funds                     6,514
Accounts payable                                              (559)
Pension plan liability                                        (750)
Accrued expenses                                            (2,012)
Income taxes payable                                        (1,845)
Deferred income taxes                                       (1,249)
                                                      -------------
                                                            18,182
Goodwill                                                     5,140
                                                      -------------
Aggregate purchase price                              $     23,322
                                                      =============

     In connection with the other intangible assets relating to the Stoker acquisition, see Note 9.

     The unaudited pro forma combined historical results, as if Stoker had been acquired at the beginning of fiscal 2003 and 2002, respectively, are estimated to be:


                                                      2003            2002
                                                      ----            ----

Net sales                                      $     126,162    $    121,407

Net income (loss)                              $      (4,186)   $      7,795

Earnings per share -
      Basic                                    $       (7.92)   $      14.76
      Assuming dilution                        $       (7.92)   $      11.72

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

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," as amended by SFAS No. 126. The estimated fair value amounts have been determined by the Company using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents are by definition short-term and the carrying amount is a reasonable estimate of fair value.

     ACCOUNTS RECEIVABLE: The fair value of accounts receivable approximates their carrying value.

     LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2004 and 2003, the fair market value of the Company's debt was $208.8 million and $155.0 million, respectively.

7.   INVENTORIES:

     The components of inventories at December 31 are as follows (in thousands):


                                                                    2004          2003
                                                                -----------   ----------

Raw materials and work in process                               $    4,246   $    5,996
Leaf tobacco                                                         7,878        8,274
Finished goods - loose leaf tobacco                                  3,069        6,018
Finished goods - MYO products                                        8,539        6,323
Other                                                                2,163        1,350
                                                                -----------   ----------

                                                                    25,895       27,961
LIFO reserve                                                        12,064       14,296
                                                                -----------   ----------
                                                                $   37,959    $  42,257
                                                                ===========   ==========

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

     The Company recorded an inventory valuation allowance of $218 as of December 31, 2003.

8.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment at December 31 consists of (in thousands):

                                                                 2004          2003
                                                              -----------   ----------

Land                                                          $      654    $     654
Buildings and improvements                                         4,282        4,363
Machinery and equipment                                           12,194        9,250
Furniture and fixtures                                             3,920        3,164
                                                              -----------   ----------
                                                                  21,050       17,431
Accumulated depreciation                                         (10,279)      (9,121)
                                                              -----------   ----------
                                                              $   10,771    $   8,310
                                                              ===========   ==========

9.   GOODWILL AND OTHER INTANGIBLE ASSETS:

      Goodwill at December 31 consists of (in thousands):


                                                                 2004             2003
                                                            --------------   --------------
NTC goodwill, net of accumulated amortization of $4,500
  at December 31, 2004 and 2003                             $     27,450    $      27,450

NAOC goodwill, net of accumulated amortization of $21,175
 at December 31, 2004 and 2003                                    96,107           96,107

Stoker goodwill (see Note 5)                                       5,140            5,102
                                                            --------------   --------------
                                                            $     128,697    $    128,659
                                                            ==============   ==============


                                                                                            PREMIUM
                                                                                           MANUFACURED
                                                               SMOKELESS      MYO           CIGARETTES        TOTAL
                                                             ------------    ------------  ------------   -------------

Balance as of January 1, 2004                                $    30,674     $    97,985   $        --    $    128,659
                                                             ------------    ------------  ------------   -------------
Goodwill addition                                                      1              37            --              38
                                                             ------------    ------------  ------------   -------------
Balance as of December 31, 2004                              $    30,675     $    98,022   $        --    $    128,697
                                                             ============    ============  ============   =============

     The following table summarizes information about the Company's allocation of other intangible assets. Other intangibles, all of which relate to the purchase of Stoker, consist of (in thousands):

                                                                                    AS OF DECEMBER 31, 2004
                                                                                  -----------------------------

                                                                                     GROSS
                                                                                   CARRYING       ACCUMULATED
                                                                                    AMOUNT       AMORTIZATION
                                                                                  ------------    ------------
Unamortized indefinite life intangible assets

      Trade names                                                                 $     8,500     $        --
      Formulas                                                                             51              --
                                                                                  ------------    ------------

Total                                                                             $     8,551     $        --
                                                                                  ============    ============
Amortized intangible assets:

      Customer list (useful life of 10 years)                                     $     1,400     $       157
      Non-compete agreement (useful life of 3 years)                                      900             401
                                                                                  ------------    ------------

Total                                                                             $     2,300     $       558
                                                                                  ============    ------------

     The Company amortizes the non-competition agreement over its life of 3 years. Amortization expense for other intangibles was approximately $462 for the year ending December 31, 2004. Estimated future amortization expense is $440 for the year ending December 31, 2005, $390 for the year ending December 31, 2006, and $140 for the years ending December 31, 2007,
     2008 and 2009.

10.  OTHER ASSETS:

     Other assets at December 31, 2004 and 2003 includes loans and accrued interest to the principal shareholder of $1,487 and $1,559, respectively, amounts related to the MSA escrow account of $13,171 and $8,282, respectively, and other miscellaneous deposits of $868 and $822, respectively.

11.  DEFERRED FINANCING COSTS:

     Deferred financing costs at December 31 consist of (in thousands):


                                                                                          2004           2003
                                                                                      ------------   ------------

   Deferred financing costs, net of accumulated amortization of $1,566
   and $8,917 at December 31, 2004 and 2003, respectively                             $     13,105   $      5,163
                                                                                      =============  =============

     During 2004, the Company recorded a write-off of deferred financing cost of approximately $1.6 million relating to the extinguishment of the Senior
     Notes.

12.  NOTES PAYABLE AND LONG-TERM DEBT:

      Notes payable and long-term debt at December 31 consists of (in thousands):


                                                                                      2004              2003
                                                                                  -------------   -------------
Senior Discount Notes                                                             $     66,622    $          --
New Senior Notes                                                                       200,000               --
Old Senior Notes                                                                            --          155,000
Notes payable                                                                               --           30,686
                                                                                  -------------    -------------

                                                                                  $    266,622    $     185,686
                                                                                  =============   ==============

     On June 25, 1997, NATC issued $155.0 million aggregate principal amount of 11% Senior Notes due 2004 (the "Notes") which were called for redemption on April 2, 2004 in connection with the refinancing. The Notes are unsecured senior obligations of NATC which were scheduled to mature on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

     At December 31, 2003, NATC was operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, NA. as Agent (the "Agent"), and the banks named therein, which provided for a $25.0 million term loan and a $10.0 million revolving credit facility. The Term Loan was payable in eight (8) quarterly installments of $3,125 million each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility matured on December 31, 2002, at which time the term loan was paid in full. On December 31, 2002, NATC entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the revolving credit facility was increased to $20 million and extended to December 31, 2003. During 2003, the Amended Loan Agreement was amended to reduce the revolving credit facility to $15.0 million and to extend the maturity to March 31, 2004. The unused portion of revolving credit facility at December 31, 2003 amounted to $8.7 million. NATC paid a commitment fee of 0.50% per annum on a quarterly basis on the unused balance of the revolving credit facility. The outstanding amount relating to the revolving credit facility as of December 31, 2003 has been classified as a current liability in the Consolidated Balance Sheet. All terms of the original Loan Agreement remained in place except for the replacement of a Fixed Charge Coverage Covenant with an Interest Coverage Covenant. NATC's obligations under the Loan Agreement were guaranteed by National Tobacco, NAOC and NTFC. In addition, NATC's obligations were collateralized by all of NATC's assets and NATC's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement was based, at NATC's option, on either LIBOR or the prime rate as announced by the Agent from time to time. At December 31, 2003, the Notes Payable outstanding under the Tranche B term loan portion consisted of $7.7 million incurred to finance the posting of a $7.7 million judgment bond (including accrued interest and fees) in connection with the litigation with Republic Tobacco (See Note 21, Contingencies) and $23.0 million to finance the acquisition of Stoker (See Note 5, Acquisition of Business). As of December 31, 2003, the interest rate on borrowings under the Amended Loan Agreement was 5.15%.

     The Loan Agreement and the Notes included cross default provisions and limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. At December 31, 2003, NATC was in compliance with all provisions of the Amended Loan Agreement and Notes.

     At December 31, 2003, the Notes and Notes Payable were reclassified as noncurrent liabilities in the Consolidated Balance Sheet, reflecting NATC's intention and ability to refinance the Amended Loan Agreement and Senior Notes, as described above.

     On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of senior notes (the "New Senior Notes") by NATC, (2) the entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to NATC and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Company.

     The New Senior Notes are senior unsecured obligations of NATC, mature on March 1, 2012 and are guaranteed jointly, severally, fully and unconditionally on a senior unsecured basis by all of NATC's existing and certain of its future subsidiaries. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes. NATC or the Company may from time to time seek to retire all or a portion of the New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

     On and after March 1, 2008, the Notes will be redeemable, at NATC's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


                                      REDEMPTION
        YEAR                            PRICE
        -------------------          -------------
        2008                             104.625%

        2009                             102.313%

        2010 and thereafter              100.000%

     In addition, prior to March 1, 2008, NATC may redeem the Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

     In addition, at any time prior to March 1, 2007, NATC may, at its option, redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings by NATC or the Company, at its option, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption.

     The New Senior Notes limit the incurrence of additional indebtedness, the payment of dividends, entering transactions with affiliates, asset sales, or other encumbrances on our assets, and other matters. At December 31, 2004, NATC was in compliance with all provisions of the New Senior Notes.

     In connection with the refinancing, NATC also amended and restated the existing credit facility, resulting in a new $50.0 million (reducing to $40.0 million in August 2005) senior revolving credit facility with Bank One, N.A. as agent (the "Agent Bank") and La Salle Bank, National Association. The credit agreement (the "New Credit Agreement") governing the new senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. The Company will use the new senior revolving credit facility for working capital and general corporate purposes. On January 19, 2005, the New Credit Agreement was amended to reduce the revolving credit facility to $35.0 million.

     Indebtedness under the New Credit Agreement is guaranteed by each of NATC's current and future direct and indirect subsidiaries, and is secured by a first perfected lien on substantially all of NATC's and NATC's direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interest and intercompany notes held by NATC and its subsidiaries.

     Each advance under the New Credit Agreement will bear interest at variable rates based, at NATC's option, on either the prime rate plus 1% or LIBOR plus 3%. At December 31, 2004, the interest rate on borrowings under the New Credit Agreement was 5.18%. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, NATC will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt.

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

     As of December 31, 2004 NATC would have failed to meet its original required minimum fixed charge coverage ratio for the period then ended due to its operating results in 2004. This would have represented an event of default under the terms of NATC's New Credit Agreement. This covenant, however, was eliminated pursuant to the March 30, 2005 amendment to NATC's New Credit Agreement.

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

     Concurrently with the offering of the New Senior Notes, the Company issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the "Senior Discount Notes"). Proceeds of approximately $53.8 million from this issuance was used to make a capital contribution to NATC. The accreted value of these notes is $66.6 million at December 31, 2004. The Senior

     Discount Notes are the Company's senior obligations and are unsecured, ranking equally in right of payment to all of the Company's future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Senior Discount Notes, and will be effectively subordinated to any secured obligations of the Company to the extent of the assets securing those obligations. The Senior Discount Notes are not guaranteed by NATC or any of its subsidiaries and are structurally subordinated to all of NATC's and its subsidiaries' obligations, including the New Senior Notes. The Company or NATC may from time to time seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchange for other securities in open market purchases, privately negotiated transactions, or otherwise.

     On and after March 1, 2009, the Senior Discount Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount at maturity), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


                                                REDEMPTION
        YEAR                                       PRICE
        --------------------                   --------------
        2009                                      106.125%
        2010                                      104.083%
        2011                                      102.042%
        2012 and thereafter                       100.000%

     In addition, prior to March 1, 2009, the Company may redeem the Senior Discount Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the accreted value of the Senior Discount Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

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

     Looking forward, due to the lower than anticipated operating performance of the Company's core business and increased net expenses resulting from the Company's developmental activities relating to Zig-Zag Premium Cigarettes, the Company currently anticipates that NATC will not likely meet the fixed charge coverage ratio test contained in the New Credit Agreement for the rolling four quarter periods ending June 30, 2005 and thereafter without the contribution of additional equity into NATC. In the event that such covenant is breached, NATC would be in default under the New Credit Agreement, pursuant to which the lenders would have all rights and remedies available to them at that time, including the right to accelerate payment of all obligations thereunder. Such acceleration would trigger an event of default under the indentures governing the New Senior Notes and the Senior Discount Notes, allowing an acceleration of the obligations thereunder. In the event of an acceleration of NATC's obligations under either the New Credit Agreement or New Senior Notes, or the Company's obligations under the Senior Discount Notes, neither NATC nor the Company would be able to satisfy their respective obligations and would likely be required to seek protection from their creditors under applicable laws. The Company is wholly dependent on NATC to service its debt and other obligations. Although there can be no assurance, the Company believes that it will be able to successfully negotiate new senior secured financing on reasonably acceptable terms, refinance out the existing lenders and avoid a default by NATC under the New Credit Agreement.

13    INCOME TAXES:

     The income tax provision (benefit) for the years ended December 31, 2004, 2003, and 2002 consists of the following components (in thousands):

                                                                                           2004
                                                                                        AS RESTATED,
                                                                                           NOTE 1       2003          2002
                                                                                        ------------ ------------ ------------
Deferred

      Federal                                                                          $    25,380   $   (3,301)  $    2,876
      State and local                                                                        1,830         (388)         338
                                                                                        ------------ ------------ ------------
                                                                                       $    27,210   $   (3,689)  $    3,214
                                                                                        ============ ============ ============

     Deferred tax assets and liabilities at December 31, 2004 and 2003 consist of (in thousands):

                                                                          2004, AS RESTATED, NOTE 1              2003
                                                                        -----------------------------  ----------------------------
                                                                           ASSETS      LIABILITIES     LIABILITIES      ASSETS
                                                                        -------------   -------------  -------------  -------------
Inventory                                                               $        --    $     4,801     $        --   $     4,654
Property, plant and equipment                                                    --            979              --         1,141
Goodwill and other intangible assets                                          7,617          5,005          10,223         3,851
Accrued pension and postretirement costs                                      3,364             --           5,630            --
Minimum pension liability                                                       614             --             540            --
NOL carryforward                                                             16,599             --           8,051            --
Other                                                                         2,506             --           1,956            --
                                                                        -------------   -------------  -------------  -------------
Sub-total                                                                    30,700         10,785          26,400         9,646
Valuation allowance                                                         (29,721)            --              --            --
                                                                        -------------   -------------  -------------  -------------
Deferred income taxes                                                   $       979     $   10,785     $    26,400    $    9,646
                                                                        =============   =============  =============  =============

     At December 31, 2004 the Company had NOL carryforwards for income tax purposes of approximately $37.3 million which expire in the years beginning in 2012.

     The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, a valuation allowance of $29.7 million has been recorded.

     Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2004, 2003, and 2002 is as follows:

                                                                           2004
                                                                        AS RESTATED,
                                                                           NOTE 1       2003            2002
                                                                        ------------ ------------  ------------
Federal statutory rate                                                        35.0%        35.0%         35.0%
State taxes                                                                    3.5          3.5           3.0
Permanent differences                                                         (1.4)        (0.8%)         0.5%
Valuation                                                                   (389.9)          --            --
Other                                                                           --         (0.6)         (1.6)
                                                                        ------------ ------------  ------------
Effective income tax rate                                                   (352.8)%       37.1%         36.9%
                                                                        ============  ============ =============

14.  PENSION AND POSTRETIREMENT BENEFIT PLANS:

     The Company has two defined benefit pension plans covering substantially all of its employees. Benefits for the hourly employees' plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees are based on years of service and the employees' final compensation.

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

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2004 and 2003 and a statement of the funded status as of December 31 (in thousands):

                                                                                                       POSTRETIREMENT
                                                                            PENSION BENEFITS              BENEFITS
                                                                        ------------------------- -------------------------
                                                                           2004          2003          2004        2003
                                                                        ------------ ------------ ------------ ------------
Reconciliation of benefit obligation:

      Benefit obligation at January 1                                  $    15,298   $   12,737   $   14,298   $     9,351
      Service cost                                                             161          552          238           728
      Interest cost                                                            783          803          460           807
      Actuarial loss                                                           368        1,772        1,742         3,847
      Curtailment of salaried benefits                                      (1,386)          --       (7,843)           --
      Benefits paid                                                           (696)        (566)        (267)         (435)
                                                                        ------------ ------------ ------------ ------------
Benefit obligation at December 31                                      $    14,528   $   15,298   $    8,628   $    14,298
                                                                        ============ ============ ============ =============

Reconciliation of fair value of plan assets:

      Fair value of plan assets at January 1                           $     9,433   $    6,956   $       --            --
      Actual return on plan assets                                           1,268        1,643           --            --
      Employer contributions                                                 1,700        1,400          267           435
      Benefit paid                                                            (696)        (566)        (267)         (435)
                                                                        ------------ ------------ ------------ ------------
Fair value of plan assets at December 31                               $    11,705   $    9,433   $       --   $        --
                                                                        ============ ============ ============ ============

Funded status:

      Funded status at December 31                                     $    (2,823)  $   (5,865)  $   (8,628)  $   (14,318)
      Unrecognized prior service cost                                           --            6                         --
      Unrecognized net actuarial loss                                        1,476        3,032        2,567         4,985
                                                                        ------------ ------------ ------------ ------------
Net amount recognized                                                  $    (1,347)  $   (2,827)  $   (6,061)  $    (9,333)
                                                                        ============ ============ ============ ============

     The asset allocation for the Company's defined benefit plans as of December 31, 2004 and 2003, and the target allocation for 2005, by asset category, follows:

                                                         PERCENTAGE OF
                                        TARGET           PLAN ASSETS AT
                                      ALLOCATION           DECEMBER
                                     -------------   ---------------------
                                         2005           2004        2003
Asset category:
Equity securities                          70.0%        71.3%       67.0%
Debt Securities                            30.0%        28.7%       33.0%
Cash                                        0.0%         0.0%        0.0%
                                      -----------   ----------- -----------
Total                                     100.0%       100.0%      100.0%
                                      ===========   ----------- -----------

     Equity securities included no shares of the Company's common stock at December 31, 2004 or 2003.

     The Company's investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. The Company uses one management firm to manage plan assets, which are invested in high quality equity and debt securities. The Company's investment objective is to provide long-term growth of capital as well as current income.

     The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

                                                                                                     POSTRETIREMENT
                                                                              PENSION BENEFITS          BENEFITS
                                                                          ----------------------   ----------------------
                                                                               2004      2003          2004      2003
                                                                          ----------- -----------  ----------- -----------
Accrued benefit cost                                                      $   (1,347) $   (2,827)  $   (6,061) $   (9,333)
                                                                          ----------- -----------  ----------- -----------

Minimum pension liability                                                     (1,965)     (1,769)          --          --
Deferred tax asset                                                               614         540           --          --
Accumulated other comprehensive income                                         1,351       1,229           --          --
                                                                          ----------- -----------  ----------- -----------
Net amount recognized                                                     $   (1,347) $   (2,827)  $   (6,061) $   (9,333)
                                                                          =========== ===========  =========== ===========

     The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):


                                                                  PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                           --------------------------------   -----------------------------

                                                               2004       2003      2002        2004       2003     2002
                                                           ----------  ---------  ---------   --------   -------- ---------
Service cost                                               $    161    $   552    $    550    $   238   $   728   $    421
Interest cost                                                   782        803         803        460       808        473
Expected return on plan assets                                 (850)      (582)       (658)        --        --         --
Amortization of gains and losses                                121         85          --        133       408         --
Curtailment of salaried benefits                                 --         --          --     (3,811)       --         --
                                                           ----------  ---------  ---------   --------   -------- ---------
Net periodic benefit cost                                  $    214    $    858   $    695    $ (3,080)  $ 1,944  $    894
                                                           ==========  =========  =========   ========   ======== =========

     The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. The rate of return on assets used is determined based upon analysis of the plans' historical performance relative to the overall markets and mix of assets. The assumptions listed below represents Management's review of relevant market conditions and have been adjusted, as appropriate. The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                                  PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                           --------------------------------   -----------------------------

                                                               2004       2003      2002        2004       2003     2002
                                                           ----------  ---------  ---------   --------   -------- ---------
Discount rate                                                  5.50%      5.50%     6.75%      5.75%     6.25%      6.75%
Expected return on plan assets                                 8.50%      8.50%     8.50%        --         --          --
Rate of compensation increase                                   N/A       4.00%     4.00%        --         --          --

     For measurement purposes of the postretirement benefits, the assumed health care cost trend rate for participants under age 65 as of December 31, 2004, 2003 and 2002 was 11.0%, 12.0% and 12.0%, respectively, and for participants age 65 and over the rate was 11.0%, 12.0% and 12.0%, respectively. The health care cost trend rate was assumed to decline gradually to 5.5% for pre-age 65 and for post-age 65 costs over 6 years.

     Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects (in thousands):

                                                                                 2004        2003        2002
                                                                                 ----        ----        ----
Effect on total of service and interest cost components
 of net periodic postretirement cost                                        $      123  $      269    $     3
Effect on the health care component of
 the accumulated postretirement benefit obligation                          $    1,100  $    2,280    $    49

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                   PENSION                 OTHER
                                   BENEFITS            POSTRETIREMENT
                                  U.S. PLANS         BENEFITS (U.S. PLANS)
                              ----------------      ----------------------
                                (IN THOUSANDS)          (IN THOUSANDS)

2005                          $             681         $        204
2006                                        736                  244
2007                                        766                  280
2008                                        811                  330
2009                                        861                  385
2010-2014                     $           5,083         $      2,851

     The Company's policy for the postretirement benefits plan is to make contributions equal to the benefits paid during the year. The Company expects to make $0.3 million of contributions to the plan in the year ending December 31, 2005.

     The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. The Company match for the hourly employees is 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. The Company's matching for hourly employees is subject to a 3-year vesting schedule. The Company match for the salaried employees is 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. Company matching is immediate for salaried employees. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.5 million, $0.5 million and $0.4 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

15.  LEASE COMMITMENTS:

     The Company leases certain office space and vehicles for varying periods.

     The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 (in thousands):


                                               OPERATING
                                                LEASES
                                             --------------
2005                                        $       1,213
2006                                                1,139
2007                                                  932
2008                                                  510
2009                                                  312
2010 and beyond                                     1,486
                                             --------------
Total minimum lease payments                $       5,592
                                             ==============

     Lease expense for the years ended December 31, 2004, 2003 and 2002 was $1,081, $840 and $786, respectively.

16.  MANDATORILY REDEEMABLE PREFERRED STOCK

     On July 1, 2002 NATC commenced a consent solicitation (the "Consent Solicitation") from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred Stock, par value $0.01 per share ("Preferred Stock"), for certain amendments to the certificate of incorporation of NATC which would amend the terms of the Preferred Stock. The proposed amendments required the consent of the holders of a majority of the issued and outstanding shares of common stock of NATC and the consent of the holders of a majority of the issued and outstanding shares of Preferred Stock. A consent by the holders of a majority of NATC's outstanding common stock was executed on June 28, 2002. On July 29, 2002, the Consent Solicitation was successfully completed, with NATC receiving consents from the holders of more than 99% of the outstanding shares of Preferred Stock.

     The amendments to the Preferred Stock, among other things: (i) accelerated the mandatory redemption date of the Preferred Stock from June 15, 2007 to June 15, 2005, which will require NATC to redeem the Preferred Stock at an earlier date, (ii) reduced the liquidation preference from $25.00 to $22.00 per share, which will lower NATC's cost of redeeming the Preferred Stock and will lower the amount of dividends payable thereon (which dividends are equal to 12% of the liquidation preference per annum), (iii) eliminated any redemption premium, which will lower NATC's potential cost of redeeming the Preferred Stock prior to June 15, 2005, (iv) reduced the repurchase price that NATC must offer the holders of Preferred Stock upon a change of control from 101% to 100% of the liquidation preference, which will lower

     NATC's potential cost of any such repurchase obligation, (v) permitted future dividends to be paid through the issuance of additional shares of preferred stock, which will provide NATC with greater flexibility in financing its operations, and (vi) included a definition for the term "Permitted Investments", which definition was inadvertently omitted from the Certificate of Designation pursuant to which the Preferred Stock was created.

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

17.  SHARE INCENTIVE PLANS:

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

                                                                    WEIGHTED        WEIGHTED
                                                                    AVERAGE         AVERAGE
                                                     INCENTIVE      EXERCISE       GRANT DATE
                                                      SHARES         PRICE         FAIR VALUE
                                                     -----------  -----------      -----------

Outstanding, December 31, 2002                       $   95,271   $     43.38     $     25.19
Granted                                                   2,500         90.00           22.75
Exercised                                                    --            --              --
Forfeited                                                (4,500)       (90.00)         (22.75)

Outstanding, December 31, 2003                           93,271         42.38           26.37

Granted                                                  14,085         62.00           20.95
Exercised                                                    --           --               --
Forfeited                                                (1,000)      (62.00)          (22.75)
                                                     -----------  -----------      -----------
Outstanding, December 31, 2004                          106,356        32.33            32.75
                                                     ===========  ===========      ===========

     At December 31, 2004, the outstanding stock options' exercise price for 61,856 options is $9.99 per share (reduced from $18.19 per share in August
     2004), all of which are exercisable. The outstanding stock options' exercise price for 44,500 options is $62.00 (reduced from $90.00 per share in August 2004), 19,690 of which are exercisable with the remaining 24,810 becoming exercisable from 2005 through 2014. All stock options expire 10 years from the grant date. The weighted average of the remaining lives of the outstanding stock options is approximately 7.3 years for the options with the $9.99 exercise price and 8.5 years for the options with the $62.00 exercise price. The Company estimates that all of the stock options granted will be exercised and that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

     Of the stock options described above, 47,986 include a provision under which the Company will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

     The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is measured on each reporting date with the expense amount adjusted for changes in the fair value of the Company's stock on that date. As the result of the reduction in exercise prices referred to above, the Company recognized additional compensation expense of $670. Compensation expense of approximately $832, $417 and $102 ($164, $258 and $63, net of deferred income tax benefit) has been recognized in the Statements of Operations for the years ended December 31, 2004, 2003 and 2002, respectively.

18. INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                                   FOR THE YEAR ENDED DECEMBER 31, 2004
                                                                                -----------------------------------------------
                                                                                                                     PER
                                                                                   INCOME          SHARES           SHARE
                                                                                 (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                                -------------- --------------   ---------------
Net loss                                                                        $     (34,922)

Less: Preferred stock dividends                                                        (1,613)
Basic and diluted:
      Net loss available to common stockholders                                 $     (36,535)        577,795    $      (63.23)
                                                                                ==============  ==============   ==============



                                                                                   FOR THE YEAR ENDED DECEMBER 31, 2003
                                                                                -----------------------------------------------
                                                                                                                    PER
                                                                                   INCOME          SHARES          SHARE
                                                                                 (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                                                -------------- --------------    --------------
Net income                                                                      $      (6,241)
Less: Preferred stock dividends                                                         7,275
                                                                                --------------

Basic:
      Net income available to common stockholders                               $     (13,516)        528,241    $      (25.59)
                                                                                ==============  ==============   ==============


                                                                                     FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                                -----------------------------------------------
                                                                                                                     PER
                                                                                   INCOME          SHARES           SHARE
                                                                                 (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                                -------------- --------------    ---------------
Net income                                                                      $       5,485
Less: Preferred stock dividends                                                        (6,976)
Plus: Net gain on restructuring of preferred stock                                      5,395
                                                                                --------------
Basic:
      Net loss available to common stockholders                                 $       3,904         528,241    $        7.39
                                                                                ==============  ==============   ==============
Diluted:
      Net loss available to common stockholders                                 $       3,904         664,939    $        5.87
                                                                                ==============  ==============   ==============

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

19.  FOURTH QUARTER ADJUSTMENT:

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

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     All amounts are in thousands except net income (loss) per share.


                    -------------------------------------------------------------------------------------------
                                                             QUARTER
                    -------------------------------------------------------------------------------------------
                          1ST                2ND                3RD         4TH AS REPORTED    4TH AS RESTATED
                    ---------------     ---------------    ---------------  ---------------    ---------------
2004
Net sales           $    22,105         $    37,207        $   30,741       $      25,267      $     25,267
Gross profit              9,853              20,140            16,966               9,744             9,744
Net income (loss)        (7,945)                812             5,932             (25,528)          (35,334)
Basic net income
   (loss) per share      (14.70)               1.38             10.03              (43.17)           (59.75)
Diluted net income
   (loss) per share      (14.70)               1.11              8.25              (43.17)           (59.75)


2003

Net sales           $    14,249         $    30,251   $        28,718       $      28,375      $     28,375
Gross profit              6,549              17,496            16,882              12,049            12,049
Net income (loss)        (5,164)            (11,822)              232               3,237             3,237
Basic net income
   (loss) per share       (9.78)             (22.38)             0.44                6.13              6.13
Diluted net income
   (loss) per share       (9.78)             (22.38)             0.38                6.13              6.13

21.  CONTINGENCIES:

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

22.  PARENT-ONLY FINANCIAL INFORMATION:

     The Company is a holding company with no independent operations and no independent assets other than its investments in its subsidiaries and deferred financing costs related to its debt. The Company is dependent on NATC's cash flows to service the interest on the unsecured Senior Discount Notes. The amount of cash interest to be paid during the next five years is as follows: $0 in each of 2005, 2006, 2007; $5,941 in 2008 and $5,951 payable on March 1 and September 1 thereafter until maturity. While there are certain restrictions on the ability of the Company to obtain funds from its subsidiaries, these specific provisions do not restrict the subsidiaries ability to fund the Company's interest requirements, assuming NATC has the ability to incur $1.00 of additional indebtedness pursuant to the terms of its New Senior Notes. Separate financial statements of the subsidiaries are not required and have not been included in these financial statements.

23.  SEGMENT INFORMATION:

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

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes a charge allocating all corporate costs to each operating segment. Elimination and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses (Adjusted EBITDA).

     The table below presents financial information about reported segments for 2004, 2003 and 2002 (in thousands):

                                                                     PREMIUM
                                  SMOKELESS                         MANUFACTURED
2004                               TOBACCO      MAKE-YOUR-OWN       CIGARETTES          OTHER       ELIMINATIONS       TOTAL
-------------------------------    -------      -------------       ----------          -----       ------------       -----
Net sales                       $    46,214   $    63,577        $       270        $     5,259      $        --    $    115,320
Operating income                      8,022        15,204             (4,830)               814               --          19,210
Adjusted EBITDA                       9,983        16,546             (4,815)             1,085               --          22,799
Assets                               62,172       275,713              2,788             27,370         (135,645)        232,398


2003
-------------------------------

Net sales                       $    36,697   $    64,677        $        64        $       155      $        --    $    101,593
Operating income                      4,601        18,533             (2,843)                30               --          20,321
Adjusted EBITDA                      10,404        20,143             (2,825)                32               --          27,754
Assets                               72,570       277,612              2,218                 --         (108,756)        243,644


2002
-------------------------------
Net sales                       $    35,732   $    58,693        $        --         $       --      $        --    $     94,425
Operating income                      5,966        23,421                 --                 --               --          29,387
Adjusted EBITDA                       9,904        25,214                 --                 --               --          35,118
Assets                               67,951       256,756                 --                 --         (111,113)        213,594

     A reconciliation of Adjusted EBITDA to total consolidated operating income for 2004, 2003 and 2002 is as follows (in thousands):


                                             2004          2003         2002
                                         ------------  -----------  -----------

Adjusted EBITDA                         $    22,799    $   27,754   $   35,118
Depreciation expense                           (816)         (589)        (700)
Amortization expense                           (462)          (67)          --
Incentive Pay                                (2,107)           --           --
LIFO adjustment                              (2,232)       (3,459)      (3,878)
Stock option expense                           (838)         (417)        (576)
Pension/Postretirement expense                2,866        (2,901)        (577)
                                         ------------  -----------  -----------
Operating income                        $    19,210    $   20,321   $   29,387
                                         ============  ===========  ===========

24.  TERMINATED ASSET PURCHASE AGREEMENT:

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

25.  NEW ACCOUNTING STANDARDS:

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

     In December 2003, the FASB issued revised Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46R is required for interests in variable interest entities for years ending after December 15, 2003. The Company has determined that it has no variable interest entities. Application of FIN 46R is required for all other types of VIE's for periods ending after March 15, 2004. The application of FIN 46R had no effect on the Company's financial statements in 2004.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" that was previously stated in ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on the Company's financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67." This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants ("AICPA") Statement of Position 04-2 ("SOP 04-2"), "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Accounting Standards Executive Committee of the AICPA issued SOP 04-2 to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. SFAS No. 152 and SOP No. 04-2 will improve the accounting and reporting of those transactions. The guidance is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company currently does not participate in any real estate time-sharing transactions.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the Company's financial condition or results of operations.

     In December 2004, the FASB issued two FASB Staff Positions ("FSP") regarding the accounting implications of the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion ("ETI") for foreign sales. Under the guidance in FSP No. FAS 109-1, "Application of FASB Statement 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and is not expected to have an impact on the Company's effective tax rate until fiscal year 2005. FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," is effective for 2004 and is disclosed in Note (11) "Income Taxes."

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

Exhibit
Number              Description
---------           -----------

  2.1     --        Asset Purchase Agreement, dated as of February 18, 2003,
                    among North Atlantic Trading Company, Inc., Star Scientific,
                    Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the NATC's Current Report on Form 8-K filed on February 19, 2003).

  2.2     --        Termination and Release Agreement, dated as of July 15,
                    2003, among North Atlantic Trading Company, Inc., Star
                    Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the NATC's Current Report on Form 8-K filed on July 17, 2003).

  2.3     --        Release, dated July 15, 2003, executed by North Atlantic
                    Trading Company, Inc. (incorporated herein by reference to Exhibit 2.2 to the NATC's Current Report on Form 8-K filed on July 17, 2003).

  2.4     --        Release, dated July 15, 2003, executed by Star Scientific,
                    Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.3 to the NATC's Current Report on Form 8-K filed on July 17, 2003).

  2.5     --        Stock Purchase Agreement, dated as of November 17, 2003,
                    among North Atlantic Trading Company, Inc., Bobby Stoker,
                    Ronald Stoker, Judith Stoker Fisher, BSF Partners, L.P., JFS
                    Partners, L.P., and RBJ Machinery Co., LLC (incorporated herein by reference to Exhibit 2.1 to the NATC's Current
                    Report on Form 8-K filed on November 24, 2003).

  2.6     --        Agreement and Plan of Merger, dated as of February 9, 2004, among North Atlantic Trading Company, Inc., North Atlantic
                    Holding Company, Inc., and NATC Merger Sub, Inc.
                    (incorporated herein by reference to Exhibit 2.1 to the NATC's Current Report on Form 8-K filed on February 11,
                    2004).

  3.1(a)  --        Certificate of Incorporation of North Atlantic Holding
                    Company, Inc., filed January 28, 2004 (incorporated herein by reference to Exhibit 3.1(a) to the Registrant's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005) .


  3.1(b)  --        Restated Certificate of Incorporation of North Atlantic
                    Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) the NATC's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1997).

  3.1(c)  --        Certificate of Correction to the Restated Certificate of
                    Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

 3.1(d)   --        Certificate of Amendment to the Certificate of Incorporation
                    of North Atlantic Trading Company, Inc., dated July 30, 2002
                    (incorporated herein by reference to Exhibit 3.1 to the NATC's Current Report on Form 8-K filed on July 31, 2002).



                                   Exhibit- 1

Exhibit
Number              Description
---------           -----------

3.1(e)   --         Certificate of Incorporation of North Atlantic Operating
                    Company, Inc., filed June 9 1997 (incorporated herein by reference to Exhibit 3.1(b)(i) to Amendment No. 1 to
                    Registration Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.1(f)   --         Certificate of Amendment of Certificate of Incorporation of
                    North Atlantic Operating Company, Inc., filed June 17, 1997
                    (incorporated herein by reference to Exhibit 3.1(b)(ii) to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.1(g)   --         Second Amended and Restated Certificate of Incorporation of
                    National Tobacco Finance Corporation, filed April 24, 1996
                    (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.1(h)   --         Amended and Restated Certificate of Limited Partnership of
                    National Tobacco Company, L.P., filed May 17, 1996
                    (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.1(i)   --         Certificate of Incorporation of International Flavors and
                    Technology, Inc., filed August 7, 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the NATC's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1997).

3.1(j)   --         Certificate of Amendment of Certificate of Incorporation of
                    International Flavors and Technology, Inc., filed February
                    19, 1998 (incorporated herein by reference to Exhibit
                    3.1(e)(ii) to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(a)   --         Bylaws of North Atlantic Holding Company, Inc (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2004 filed with the Securities and Exchange
                    Commission on March 31, 2005).

3.2(b)   --         Amended and Restated Bylaws of North Atlantic Trading
                    Company, Inc. (incorporated herein by reference to Exhibit
                    3.2(a) to the NATC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

3.2(c)   --         Bylaws of North Atlantic Operating Company, Inc.
                    (incorporated herein by reference to Exhibit 3.2(b) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on July 23, 1997).


                                   Exhibit- 2

Exhibit
Number              Description
---------           -----------

3.2(d)    --        Bylaws of National Tobacco Finance Corporation (incorporated herein by reference to Exhibit 3.2(c) to Registration
                    Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on July 23, 1997).

3.2(e)    --        Third Amended and Restated Agreement of Limited Partnership
                    of National Tobacco Company, L.P., effective May 17, 1996
                    (incorporated herein by reference to Exhibit 3.2(d)(i) to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.2(f)    --        Amendment No. 1 to Third Amended and Restated Agreement of
                    Limited Partnership of National Tobacco Company, L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit 3.2(d)(ii) to Amendment No. 1 to Registration
                    Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

3.2(g)    --        Bylaws of International Flavors and Technology, Inc.
                    (incorporated herein by reference to Exhibit 3.2(e) to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1997).

3.2(h)    --        Amendment No. 2 to the Third Amended and Restated Agreement
                    of Limited Partnership of National Tobacco Company, L.P., effective February 10, 2000 (incorporated by reference to Exhibit 3.2 (g) to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.1       --        Warrant to Purchase Common Stock, granted in favor of
                    Guggenheim Investment Management, LLC by North Atlantic
                    Trading Company, Inc., dated September 30, 2002
                    (incorporated herein by reference to Exhibit 4.3 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2002).

4.2       --        Warrant to Purchase Common Stock, granted in favor of Peter
                    J. Solomon Company Limited by North Atlantic Trading
                    Company, Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3       --        Class B Term Note dated November 17, 2003, issued by North
                    Atlantic Trading Company, Inc. in favor of Upper Columbia
                    Capital Company, LLC ("Upper Columbia") in the principal amount of Twenty Three Million Dollars ($23,000,000.00)
                    (incorporated herein by reference to Exhibit 4.1 to the NATC's Current Report on Form 8-K filed on November 24,
                    2003).

4.4       --        Class B Term Note dated July 31, 2003 (amended and restated
                    as of November 17, 2003), issued by North Atlantic Trading
                    Company, Inc., in favor of 1888 Fund, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars
                    ($5,500,000.00) (incorporated herein by reference to Exhibit
                    4.2 to the NATC's Current Report on Form 8-K filed on
                    November 24, 2003).


                                   Exhibit- 3

Exhibit
Number              Description
---------           -----------

4.5       --        Class B Term Note dated July 31, 2003 (amended and restated
                    as of November 17, 2003), issued by North Atlantic Trading
                    Company, Inc., in favor of MAGMA CDO, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars
                    ($5,500,000.00) (incorporated herein by reference to Exhibit
                    4.3 to the NATC's Current Report on Form 8-K filed on
                    November 24, 2003).

4.6       --        Class B Term Note dated July 31, 2003 (amended and restated
                    as of November 17, 2003), issued by North Atlantic Trading
                    Company, Inc., in favor of Bingham CDO, L.P. in the principal amount of Five Million Dollars ($5,000,000.00)
                    (incorporated herein by reference to Exhibit 4.4 to the NATC's Current Report on Form 8-K filed on November 24,
                    2003).

4.7       --        Class B Term Note dated July 31, 2003 (amended and restated
                    as of November 17, 2003), issued by North Atlantic Trading
                    Company, Inc., in favor of Stellar Funding, Ltd. in the principal amount of Three Million Dollars ($3,000,000.00)
                    (incorporated herein by reference to Exhibit 4.5 to the NATC's Current Report on Form 8-K filed on November 24,
                    2003).

4.8       --        Indenture, dated as of February 17, 2004, among North
                    Atlantic Holding Company, Inc. and Wells Fargo Bank
                    Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.12 to the Registrant's Registration Statement
                    (Reg. No. 333-115587) on Form S-4 filed with the Commission on May 17, 2004).

4.9       --        Registration Rights Agreement, dated February 17, 2004, by and among North Atlantic Holding Company, Inc., Citigroup
                    Global Markets Inc. and RBC Capital Markets Corporation
                    (incorporated herein by reference to Exhibit 4.13 to the Registrant's Registration Statement (Reg. No. 333-115587) on
                    Form S-4 filed with the Commission on May 17, 2004).

4.10      --        Indenture, dated as of February 17, 2004, among North
                    Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.11      --        Registration Rights Agreement, dated as of February 17,
                    2004, by and among North Atlantic Trading Company, Inc., the
                    Guarantors listed on the signature pages thereto, Citigroup
                    Global Markets Inc. and RBC Capital Markets Corporation
                    (incorporated herein by reference to Exhibit 4.11 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2003).

9.1       --        Amended and Restated Exchange and Stockholders' Agreement,
                    dated as of February 9, 2004, by and among North Atlantic
                    Holding Company, Inc., North Atlantic Trading Company, Inc.
                    and those stockholders listed therein (incorporated herein by reference to Exhibit 9.1 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).


                                   Exhibit- 4

Exhibit
Number              Description
---------           -----------

10.1     --         Third Amended and Restated Purchasing and Processing
                    Agreement, dated as of June 25, 1997, between National
                    Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of
                    Pennsylvania (incorporated herein by reference to Exhibit
                    10.1 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.2+    --         Amended and Restated Distribution and License Agreement,
                    dated as of November 30, 1992, between Bollore Technologies,
                    S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                    Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration
                    Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 17, 1997).

10.3+    --         Amended and Restated Distribution and License Agreement,
                    dated as of November 30, 1992, between Bollore Technologies,
                    S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                    Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement
                    (Reg. No. 333-31931) on Form S-4 filed by NATC with the
                    Commission on September 17, 1997).

10.4+    --         Amended and Restated Distribution and License Agreement,
                    dated as of November 30, 1992, between Bollore Technologies,
                    S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                    Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement
                    (Reg. No. 333-31931) on Form S-4 filed by NATC with the
                    Commission on September 17, 1997).

10.5+    --         Restated Amendment, dated as of June 25, 1997, between
                    Bollore Technologies, S.A. and North Atlantic Operating
                    Company, Inc. (incorporated herein by reference to Exhibit
                    10.5 to Amendment No. 2 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 17, 1997).

10.6     --         Warrant Agreement, dated as of June 25, 1997, between North
                    Atlantic Trading Company, Inc. and United States Trust
                    Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).



                                   Exhibit- 5

Exhibit
Number              Description
---------           -----------

10.7++     --       1997 Share Incentive Plan of North Atlantic Trading Company,
                    Inc. (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.8++     --       Employment Agreement, dated May 17, 1996, between North
                    Atlantic Trading Company, Inc. and Thomas F. Helms, Jr.
                    (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.9++     --       Employment Agreement, dated April 23, 1997, between Thomas
                    F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to
                    Registration Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.10++    --       Nonqualified Stock Option Agreement, dated as of June 25,
                    1997, between North Atlantic Trading Company, Inc. and David
                    I. Brunson (incorporated herein by reference to Exhibit
                    10.18(c) to Amendment No. 1 to Registration Statement (Reg.
                    No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.11++    --       Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option Agreement, dated as of June
                    25, 1997, between North Atlantic Trading Company, Inc. and
                    David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to Registration
                    Statement (Reg. No. 333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.12++    --       Amendment No. 2, dated as of December 31, 1997, to the
                    Nonqualified Stock Option Agreement, dated as of June 25,
                    1997, between North Atlantic Trading Company, Inc. and David
                    I. Brunson (incorporated herein by reference to Exhibit
                    10.18(e) to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.13++    --       Consulting Agreement, dated as of June 25, 1997, between
                    North Atlantic Trading Company, Inc. and Jack Africk
                    (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).

10.14++    --       National Tobacco Company Management Bonus Program
                    (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No.
                    333-31931) on Form S-4 filed by NATC with the Commission on September 3, 1997).


                                   Exhibit- 6

Exhibit
Number              Description
---------           -----------

10.15++    --       Amended and Restated Nonqualified Stock Option Agreement
                    dated as of January 12, 1998, between North Atlantic Trading
                    Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16++    --       Assignment and Assumption, dated as of January 1, 1998,
                    between National Tobacco Company, L.P. and North Atlantic
                    Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17+     --       Amendment, dated October 22, 1997, to Amended and Restated
                    Distribution and License Agreements, between Bollore and
                    North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.18      --       Sales Representative Agreement, effective as of January 1,
                    1998, between National Tobacco Company, L.P. and North
                    Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19++    --       Amended and Restated Employment Agreement dated as of April
                    30, 1998, between North Atlantic Trading Company, Inc. and
                    David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the NATC's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.20++    --       Option Grant Letter, dated April 30, 1998, from Helms
                    Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21      --       Subscription Agreement, dated as of March 24, 1998, between
                    North Atlantic Trading Company, Inc. and David I. Brunson
                    (incorporated herein by reference to Exhibit 10.42 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended
                    March 31, 1998).

10.22++    --       Letter Agreement, dated September 24, 1999, between North
                    Atlantic Trading Company, Inc. and Jack Africk (incorporated by reference to Exhibit 10.34 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23++    --       North Atlantic Trading Company, Inc. 1999 Executive
                    Incentive Plan (incorporated by reference to Exhibit 10.35 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.24++    --       North Atlantic Trading Company, Inc. 1999 Management Bonus
                    Plan (incorporated by reference to Exhibit 10.36 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1999).


                                   Exhibit- 7

Exhibit
Number              Description
---------           -----------

10.25      --       Amended and Restated Loan Agreement, dated as of February
                    17, 2004, by and among Bank One, NA, LaSalle Bank National
                    Association, North Atlantic Trading Company, Inc., North
                    Atlantic Holding Company, Inc., the subsidiaries of North
                    Atlantic Trading Company, Inc. named therein and the lenders party thereto (incorporated herein by reference to Exhibit
                    10.26 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.26      --       Amended and Restated Security Agreement, dated as of
                    February 17, 2004, among North Atlantic Trading Company,
                    Inc., National Tobacco Company, L.P., North Atlantic
                    Operating Company, Inc., National Tobacco Finance
                    Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker &
                    Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank
                    One, N.A., as agent on behalf of itself and other banks
                    (incorporated herein by reference to Exhibit 10.27 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2003).

10.27      --       Amended and Restated Guaranty Agreement, dated as of
                    February 17, 2004, among National Tobacco Company, L.P.,
                    North Atlantic Operating Company, Inc., National Tobacco
                    Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred
                    Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc.
                    and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.28 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.28      --       Amended and Restated Pledge Agreement, dated as of February
                    17, 2004, among and North Atlantic Trading Company, Inc.,
                    National Tobacco Company, L.P., North Atlantic Operating
                    Company, Inc., National Tobacco Finance Corporation, Stoker,
                    Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North
                    Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.29 to the NATC's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    2003).

10.29      --       2005 A Amendment to the Amended and Restated Loan Agreement,
                    made and entered into as of February 17, 2004, by and among Bank One, NA as the Agent Bank, Bank One and LaSalle Bank,
                    National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc.
                    (incorporated herein by reference to Exhibit 99.2 to the NATC's Current Report on Form 8-K filed on January 21,
                    2005).

10.30++    --       Offer of Employment, dated March 28, 2002, between the
                    Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.31      --       Promissory Note, dated March 31, 2002, issued by David I.
                    Brunson in favor of North Atlantic Trading Company, Inc.
                    (incorporated herein by reference to Exhibit 10.1 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended
                    June 30, 2002).


                                   Exhibit- 8

Exhibit
Number              Description
---------           -----------

10.32      --       Promissory Note, dated March 31, 2002, issued by Chris
                    Kounnas in favor of North Atlantic Trading Company, Inc.
                    (incorporated herein by reference to Exhibit 10.2 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended
                    June 30, 2002).

10.33      --       Secured Promissory Note, dated March 31, 2002, issued by
                    Helms Management Corp. in favor of North Atlantic Trading
                    Company, Inc. (incorporated herein by reference to Exhibit
                    10.3 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.34      --       Secured Promissory Note, dated March 31, 2002, issued by
                    Thomas F. Helms, Jr. in favor of North Atlantic Trading
                    Company, Inc. (incorporated herein by reference to Exhibit
                    10.4 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35      --       Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and
                    North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the NATC's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.36++    --       Amendment, dated November 25, 2002, to the Amended and
                    Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I.
                    Brunson (incorporated herein by reference to Exhibit 10.38 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.37++    --       Employment Agreement dated as of November 21, 2002, between
                    North Atlantic Trading Company, Inc. and James W. Dobbins
                    (incorporated herein by reference to Exhibit 10.39 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2002).

10.38      --       Transfer Agreement, dated as of December 30, 2002, by and
                    among Arnold Sheiffer, The Cleveland Clinic Foundation,
                    North Atlantic Trading Company, Inc., and Thomas F. Helms,
                    Jr. (incorporated herein by reference to Exhibit 10.40 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.39      --       Transfer Agreement, dated as of December 30, 2002, by and
                    among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund,
                    North Atlantic Trading Company, Inc., and Thomas F. Helms,
                    Jr. (incorporated herein by reference to Exhibit 10.41 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.40++    --       2002 Share Incentive Plan (incorporated herein by reference to Exhibit 10.42 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.41++    --       Letter Agreement, dated November 8, 2002, between North
                    Atlantic Trading Company, Inc. and Marketing Solutions USA
                    (incorporated herein by reference to Exhibit 10.43 to the NATC's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2002).



                                   Exhibit- 9

Exhibit
Number              Description
---------           -----------

10.42++    --       Letter Agreement, dated September 30, 2002, between North
                    Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.44 to the NATC's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    2002).

10.43      --       2003A Amendment to Loan Documents, dated as of July 31,
                    2003, by and among North Atlantic Trading Company, Inc.,
                    National Tobacco Company, L.P., North Atlantic Operating
                    Company, Inc., National Tobacco Finance Corporation, Bank
                    One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the NATC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.44      --       2003B Amendment to Loan Documents dated as of November 17,
                    2003, among North Atlantic Trading Company, Inc., National
                    Tobacco Company, L.P., North Atlantic Operating Company,
                    Inc., National Tobacco Finance Corporation, Stoker, Inc.,
                    RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks
                    ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B
                    Lenders ("Class B Loan Agent") (incorporated herein by reference to Exhibit 10.1 to the NATC's Current Report on Form 8-K filed on November 24, 2003).

10.45      --       Amended and Restated Subordination Agreement dated as of
                    November 17, 2003, by and among North Atlantic Trading
                    Company, Inc., National Tobacco Company, L.P., North
                    Atlantic Operating Company, Inc., National Tobacco Finance
                    Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker &
                    Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders ("Class B Loan Agent")
                    (incorporated herein by reference to Exhibit 10.2 to the NATC's Current Report on Form 8-K filed on November 24,
                    2003).

10.46      --       Second Amendment to Mortgage, Security Agreement, Assignment
                    of Leases, Rents and Profits, Financing Statement and
                    Fixture Filing, dated as of November 17, 2003, among Bank
                    One, NA (as "Agent Bank" and "Mortgagee" for the benefit of the Banks as defined in the 2003B Amendment to Loan
                    Agreement) and National Tobacco Company, L.P. (the
                    "Mortgagor") (incorporated herein by reference to Exhibit
                    10.3 to the NATC's Current Report on Form 8-K filed on
                    November 24, 2003).

10.47      --       Assignment of Security Interest in the United States
                    Trademarks, dated November 17, 2003, issued by Stoker, Inc.
                    in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.4 to the NATC's Current Report on Form 8-K filed on November 24, 2003).


                                  Exhibit- 10

Exhibit
Number              Description
---------           -----------

10.48      --       Assignment of Security Interest in the United States
                    Trademarks, dated November 17, 2003, issued by Fred Stoker &
                    Sons, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.5 to the NATC's Current Report on Form 8-K filed on November 24, 2003).

10.49      --       2003C Amendment to Loan Documents dated as of December 23,
                    2003, by and among the Banks as defined therein, Bank One, NA, as agent bank on behalf of the Banks, the Class B
                    Lenders as defined therein, Guggenheim Investment
                    Management, LLC, as agent on behalf of the Class B Lenders, North Atlantic Trading Company, Inc. and the Subsidiaries as defined therein (incorporated herein by reference to Exhibit
                    10.1 to the NATC's Current Report on Form 8-K filed on
                    December 24, 2003).

10.50++    --       Employment Agreement, dated December 1, 2003, between
                    Lawrence S. Wexler and North Atlantic Cigarette Company,
                    Inc. (incorporated herein by reference to Exhibit 10.52 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.51      --       Assignment and Assumption Agreement, dated as of February 9,
                    2004, between North Atlantic Trading Company, Inc. and North
                    Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.53 to the NATC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.52++    --       Letter Agreement, dated as of January 19, 2005, between
                    Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc.
                    and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.52 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2004 filed with the Securities and Exchange
                    Commission on March 31, 2005).

10.53++    --       Letter Agreement, dated as of October 3, 2003, between Jack
                    Africk and North Atlantic Trading Company, Inc. (extending
                    Consulting Agreement) (incorporated herein by reference to
                    Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.54++    --       Letter Agreement, dated as of October 12, 2004, between Jack
                    Africk and North Atlantic Trading Company, Inc. (extending and amending Consulting Agreement) (incorporated herein by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March
                    31, 2005).

10.55      --       2005B Amendment to the Amended and Restated Loan Agreement
                    dated March 30, 2005 by and among JP Morgan Chase Bank, N.A.
                    ("Morgan"), as successor to Bank One, NA, as Agent Bank,
                    Morgan and LaSalle Bank, National Association, the Company and certain of its subsidiaries (incorporated herein by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March
                    31, 2005).

21         --       Subsidiaries of North Atlantic Holding Company, Inc.
                    (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

31.1*      --       Certification by the Chief Executive Officer

31.2*      --       Certification by the Chief Financial Officer

32.1*      --       Certification by the Chief Executive Officer pursuant to 18
                    U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).


                                  Exhibit- 11

Number              Description
---------           -----------

32.2*     --        Certification by the Chief Financial Officer pursuant to 18
                    U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*    Filed herewith.

+ Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

++   Management contracts or compensatory plan or arrangement.











                                  Exhibit- 12