Form 10-Q/A
period 2005-03-31
North Atlantic Holding Company, Inc.
filed 2005-08-19
CIK 1290677

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-Q/A

                                (Amendment No. 1)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005 or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                Explanatory Note

This form 10-Q/A amends and restates North Atlantic Trading Company, Inc.'s (the "Company") form 10-Q for the quarter ended March 31, 2005 filed May 16, 2005 (the "Original Quarterly Report"). The Company has restated its previously issued financial statements, as of and for the three months ended March 31, 2005 to reflect the correction of errors related to the calculation of the deferred income tax valuation. During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and a understatement of income tax expense of $9.8 million and $0.2 million as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005..

The Items of the Original Quarterly Report which are amended and restated are as follows: Item 1 Financial Statements (including Notes 1, 9, 11, and 14 to Consolidated Financial Statements), Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 Controls and Procedures. Further, this Form 10-Q/A contains new Exhibits 31.1 and 31.2, dated the date of the filing of this Form 10-Q/A.

The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in the Original Quarterly Report. This Form 10-Q/A does not reflect events occurring after the filing of the Original Quarterly Report, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

PART I
FINANCIAL INFORMATION

Item 1. Financial  Statements

NORTH ATLANTIC HOLDING COMPANY, INC.  AND
SUBSIDIARIESCONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)


                                                                        March 31,                December 31,
                                                                           2005                      2004
                                                                       As Restated,              As Restated,
                                                                          Note 1                    Note 1
                                                                          ------                    ------
Current assets:
   Cash                                                               $          427            $         2,347
   Accounts receivable, net                                                    7,404                      7,839
   Inventories                                                                37,342                     37,959
   Other current assets                                                        3,786                      5,861
                                                                      ---------------           ----------------

     Total current assets                                                     48,959                     54,006

Property, plant and equipment, net                                            11,280                     10,771

Deferred financing costs                                                      12,478                     13,105

Goodwill                                                                     128,697                    128,697

Other intangible assets, net                                                  10,182                     10,293

Other assets                                                                  16,481                     15,526
                                                                      ---------------           ----------------

     Total assets                                                     $      228,077            $       232,398
                                                                      ===============           ================

Current liabilities:
   Accounts payable                                                   $        3,486            $         7,005
   Accrued expenses                                                            5,421                      4,642
   Accrued interest expense                                                    1,696                      6,274
   Deferred income taxes                                                       4,714                      4,801
   Revolving credit facility                                                  21,900                     14,500
                                                                      ---------------           ----------------

     Total current liabilities                                                37,217                     37,222

Notes payble and long-term debt                                              268,600                    266,622
Deferred income taxes                                                          5,293                      5,005
Postretirement benefits                                                        6,026                      6,061
Pension benefits and other long-term liabilities                               4,095                      4,013
                                                                      ---------------           ----------------

     Total liabilities                                                       321,231                    318,923
                                                                      ---------------           ----------------

Stockholders' Deficit:
   Common stock, voting, $.01 par value authorized shares,
    750,000; issued shares, 591,343, outstanding shares, 589,176, shares held in treasury, 2,167 in 2005; and issued and
    outstanding, 591,343 in 2004                                                   6                          6
   Additional paid-in capital                                                  5,322                      5,291
   Loans to stockholders for stock purchase                                     (100)                       (99)
   Accumulated other comprehensive income (loss)                              (1,351)                    (1,351)
   Accumulated deficit                                                       (97,031)                   (90,372)
                                                                      ---------------           ----------------

     Total stockholders' deficit                                             (93,154)                   (86,525)
                                                                      ---------------           ----------------

     Total liabilities and stockholders' deficit                      $      228,077            $       232,398
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

                                                                  Three months                   Three months
                                                                      Ended                          Ended
                                                                 March 31, 2005
                                                               As Restated, Note 1              March 31, 2004
                                                               --------------------           --------------------
Net sales                                                      $            27,347            $            22,105

Cost of sales                                                               13,154                         12,252
                                                               --------------------           --------------------
    Gross profit                                                            14,193                          9,853

Selling, general and administrative expenses                                10,435                         11,439
Restructuring charges                                                        1,896                              -
                                                               --------------------           --------------------
    Operating income (loss)                                                  1,862                         (1,586)

Interest expense and financing costs, net                                    7,550                          8,539
Other expense                                                                  770                             88
                                                               --------------------           --------------------
    Income (loss) before income tax expense (benefit)                       (6,458)                       (10,213)

Income tax expense (benefit)                                                   201                         (3,881)
                                                               --------------------           --------------------
    Net income (loss)                                                       (6,659)                        (6,332)

Preferred stock dividends                                                        -                         (1,613)
                                                               --------------------           --------------------
    Net income (loss) applicable to common shares              $            (6,659)           $            (7,945)
                                                               ====================           ====================

Basic and Diluted earnings per common share:
    Net income (loss)                                          $            (11.29)           $            (11.72)
    Preferred stock dividends                                                    -                          (2.98)
                                                               --------------------           --------------------
    Net income (loss) applicable to common shares              $            (11.29)           $            (14.70)
                                                               ====================           ====================
    Common stock dividends                                     $                 -            $            (4,884)
                                                               ====================           ====================

Basic and Diluted earnings per common share:
    Common stock dividends                                     $                 -            $             (9.04)
                                                               ====================           ====================

Weighted average common shares outstanding:
    Basic                                                                    589.6                          540.4
    Diluted                                                                  589.6                          540.4

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                    Three months                   Three months
                                                                       Ended                          Ended
                                                                   March 31, 2005
                                                                As Restated, Note 1               March 31, 2004
                                                                ---------------------           -------------------
Cash flows from operating activities:
Net income (loss)                                               $             (6,659)           $           (6,332)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
    Depreciation                                                                 217                           212
    Amortization of other intangible assets                                      111                           110
    Amortization of deferred financing costs                                     628                           687
    Amortization of interest on senior discount notes                          1,978                           963
    Deferred income taxes                                                        201                        (4,063)
    Stock compensation expense                                                    30                           100
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                   435                         4,930
      Inventories                                                                617                        (4,582)
      Other current assets                                                     2,075                         1,052
      Other assets                                                              (955)                          (64)
      Accounts payable                                                        (3,519)                       (2,311)
      Accrued pension liabilities                                                 82                          (548)
      Accrued postretirement liabilities                                         (35)                          416
      Accrued expenses and other                                              (3,799)                        6,637
                                                                ---------------------           -------------------

      Net cash provided by (used in) operating activities                     (8,593)                       (2,793)
                                                                ---------------------           -------------------

Cash flows from investing activities:
    Capital expenditures                                                        (726)                         (182)
    Restricted cash                                                                -                      (160,162)
    Goodwill                                                                       -                           (38)
                                                                ---------------------           -------------------

      Net cash provided by (used in) investing activities                       (726)                     (160,382)
                                                                ---------------------           -------------------

Cash flows from financing activities:
    Proceeds from revolving credit facility                                    7,400                        14,100
    Proceeds from issuance of new senior notes, net                                -                       200,000
    Proceeds from issuance of senior discount notes                                -                        60,010
    Payment of financing costs                                                     -                        (9,420)
    Payments on notes payable                                                      -                       (30,686)
    Redemption of preferred stock                                                  -                       (65,080)
    Preferred stock cash dividends                                                 -                        (1,613)
    Proceeds from issuance of common stock                                         -                             1
Net loans to stockholders for stock purchases                                     (1)                            -
                                                                ---------------------           -------------------

      Net cash provided by (used in) financing activities                      7,399                       167,312
                                                                ---------------------           -------------------

      Net increase (decrease) in cash                                         (1,920)                        4,137

Cash, beginning of period                                                      2,347                           304
                                                                ---------------------           -------------------

Cash, end of period                                             $                427            $            4,441
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

NORTH ATLANTIC HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its consolidated financial statements to correct an error in accounting for income taxes. During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005.

The following tables represent the effect of the restatement on the Company's Consolidated Financial Statements for the three months ended March 31, 2005:


CONSOLIDATED BALANCE SHEET
--------------------------
                                                          As Previously
                                                             Reported           Adjustment          As Restated
                                                         -----------------    ----------------    ----------------
Deferred income taxes - current                          $              -     $         4,714     $         4,714
Deferred income taxes - non-current                      $              -     $         5,293     $         5,293
Accumulated deficit                                      $        (87,024)    $       (10,007)    $       (97,031)


CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------
                                                          As Previously
                                                             Reported           Adjustment          As Restated
                                                         -----------------    ----------------    -----------------

Income tax expense                                       $              -      $          201     $            201
Net income (loss) applicable to common shares            $         (6,458)     $         (201)    $         (6,659)
Basic and Diluted earnings per common share:
  Net income (loss) applicable to common shares          $         (10.95)     $        (0.34)    $         (11.29)


CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
                                                          As Previously
                                                             Reported           Adjustment          As Restated
                                                         -----------------    ----------------    -----------------

Net income (loss)                                        $         (6,458)    $          (201)    $         (6,659)
Deferred income taxes                                    $              -     $           201     $            201

The following table represents the effect of the restatement on the Company's Consolidated Balance Sheet as of December 31, 2004:


CONSOLIDATED BALANCE SHEET
--------------------------
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
                                         ==============         =============


7.   COMPANY NOTES AND NEW SENIOR NOTES

The Company Notes and New Senior Notes are as follows (in thousands):

                                              3/31/05               12/31/04
                                          -------------          -------------
Company Notes                             $     68,600           $     66,622
New Senior Notes                               200,000                200,000
                                          -------------          -------------
                                          $    268,600           $    266,622
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


9.   PROVISION FOR INCOME TAXES

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

10.  PENSION AND POSTRETIREMENT BENEFIT PLANS

The components of Net Periodic Benefit Cost for the three months ended March 31 are as follows (in thousands):

                                             PENSION BENEFITS                    OTHER BENEFITS
                                      --------------------------------    ----------------------------
                                           2005              2004             2005             2004
                                      ---------------    -------------    -------------    -----------

Service cost                          $           11     $        56      $         40     $      241
Interest cost                                    194              185               37            226
Expected return of plan assets                  (126)            (212)               -              -
Curtailment gain                                   -             (264)               -              -
Amortization of net (gain) loss                   25               28               17            102
                                      ---------------    -------------    -------------    -----------
Net periodic pension cost             $          104     $       (207)    $         94     $      569
                                      ===============    =============    =============    ===========

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


11. RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


THREE MONTHS ENDED MARCH 31, 2005, AS RESTATED, NOTE 1
------------------------------------------------------

                                                             Income             Shares             Per Share
                                                           (Numerator)       (Denominator)          Amount
                                                          --------------    ----------------    ----------------
Basic and Diluted:
Net loss                                                  $      (6,659)
                                                          --------------

Net income applicable to common shares                    $      (6,659)              589.6     $        (11.29)
                                                          ==============    ================    ================

THREE MONTHS ENDED MARCH 31, 2004
---------------------------------

                                                             Income              Shares            Per Share
                                                           (Numerator)       (Denominator)           Amount
                                                          --------------    -----------------   -----------------
Basic and Diluted:
Net loss                                                  $      (6,332)
Less: preferred stock dividends                                  (1,613)
                                                          --------------

Net income applicable to common shares                    $      (7,945)               540.4    $         (14.70)
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


12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The table set forth below is a reconciliation of the Company's Net income (loss) to Adjusted EBITDAR for the three months ended March 31, 2005 and 2004, respectively (in thousands):

                                                           FOR THE THREE MONTHS ENDED:
                                                                    MARCH 31
                                                         -----------------------------------
                                                              2005                2004
                                                         ----------------    ---------------
Net income (loss), as restated                           $        (6,659)    $       (6,332)
Interest expense, net and amortization
of deferred financing fees                                         7,550              8,539
Income tax expense (benefit)                                         201             (3,881)
Depreciation                                                         217                212
Other expense                                                        770                 88
LIFO adjustment                                                      225                225
Stock option compensation expense                                     30                100
Postretirement/pension expense                                       198                295
Restructuring charges                                              1,896                  -
Incentive payments in conjunction
 with recapitalization                                                 -              2,107
                                                         ----------------    ---------------

Adjusted EBITDAR                                         $         4,428     $        1,353
                                                         ================    ===============

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005. All amounts have been restated to reflect this change.

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

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs decreased $1.0 million or 11.6% to $7.6 million for the three months ended March 31, 2005 as compared to the corresponding period of the prior year. This decrease was due principally to the write off of old deferred financing costs during the first quarter of 2004, relating to the recapitalization and reorganization consummated in February 2004, as more fully described in Note 3 to the Condensed Consolidated Financial Statements contained herein.

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

Income Tax Benefit (Expense). The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2005. Tax expense of $0.2 million for the three months ended March 31, 2005 was recorded, compared to a benefit of $3.9 million for the corresponding period of the prior year. As of March 31, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the three months ended June 30, 2004 was 38.0%.

Net Income (Loss). Due to the factors described above, net loss for the three months ended March 31, 2005 was $6.7 million compared to $6.3 million for the corresponding period of the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, working capital was $11.7 million compared to $16.8 million at December 31, 2004. This decrease was the result of decreased other current assets of $2.1 million, decreased inventory of $0.6 million, decreased accounts receivable of $0.4 million, lower cash balance of $1.9 million, an increase in the revolving credit facility of $7.4 million offset by decreased accrued liabilities of $3.8 million, decreased accounts payable of $3.5 million and decreased deferred tax liabilities of $0.1 million.

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

As more fully discussed below (under "Senior Revolving Credit Facility/New Credit Agreement") and in Note 8 to the Condensed Consolidated Financial Statements contained in Item 1 of this report, the Company anticipates that NATC will not likely meet its fixed charge coverage ratio covenant under the New Credit Agreement for the rolling four quarter periods ending June 30, 2005 and thereafter without the contribution of additional equity into NATC.

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

For a general description of the New Credit Agreement and the Senior Revolving Credit Facility, as well as the Company Notes and the New Senior Notes, see Notes 7 and 8 to the Condensed Consolidated Financial Statements included herein which information is incorporated herein by reference.

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

FORWARD-LOOKING STATEMENTS
--------------------------

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


ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
----------------------------------

The Company's management, with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. In connection with the restatement described in Note 1 to the Company's consolidated financial statements, management determined that there was a material weakness in the Company's internal control over financial reporting as of March 31, 2005, as more fully described below. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005 because of the material weakness discussed below.

Restatement of Previously Issued Consolidated Financial Statements
------------------------------------------------------------------

During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of the deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million for the year ended December 31, 2004 and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005.

The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its consolidated financial statements as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005. As a result, the Company concluded that it will restate such previously issued consolidated financial statements to recognize the impact of the correction. See Note 1 - Restatement of Consolidated Financial Statements, in the notes to the consolidated financial statements included under Item 1 within this Quarterly Report on Form 10-Q/A.

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



                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

Reference is made to the information contained in Note 13 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.


ITEM 6.   EXHIBITS
          --------


         10.1 Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (supersedes the Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 14, 2005) (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 16,
                    2005).

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

                                    NORTH ATLANTIC HOLDING COMPANY, INC.


Date: August 19, 2005                /s/ Douglas P. Rosefsky
                                    --------------------------------------------
                                    Douglas P. Rosefsky
                                    Chief Executive Officer

                                     /s/ Brian C. Harriss
                                    --------------------------------------------
                                    Brian C. Harriss
                                    Chief Financial Officer

                                  EXHIBIT INDEX

         No.        Description
         ---        -----------

        10.1 Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (supersedes the Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 14, 2005) (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 16,
                    2005).

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