Form 10-K
period 2006-12-31
North Atlantic Holding Company, Inc.
filed 2007-03-30
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the only class of voting or non-voting common equity issued and outstanding was the Registrant’s Voting Common Stock, par value $.01 per share. There is no trading market for the Voting Common Stock. As of March 27, 2007, 699,589 shares of the Registrant’s Voting Common Stock, par value $.01 per share, were outstanding.

North Atlantic Holding Company, Inc.

2006 Annual Report on Form 10-K

i

PART I

Item 1. Business

Overview

North Atlantic Holding Company, Inc. (the “Company”) is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, National Tobacco Company, L.P. (“NTC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), National Tobacco Finance Corporation, Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, “Stoker”). Except where the context otherwise requires, references to the Company include the Company and its subsidiaries. NTC is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker™, Our Pride™, and other brand names. NTC also manufactures and markets ZIG-ZAG Premium Cigarettes. NTC also packages and markets its cigarette tobacco brands Stokers No. 2 and Old Hillside, among other brands, and also packages and markets for NAOC on a contract basis Zig-Zag cigarette tobacco. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG® brand name pursuant to an exclusive long-term distribution agreement with Bolloré, S.A.

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

In connection with the Merger, the Company assumed all of NATC’s obligations under NATC’s outstanding warrants and stock options which were converted into rights to purchase an identical number of shares of Company Common Stock. The subsidiaries of the Company were unaffected by the reorganization.

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

On January 19, 2005, the Company engaged the firm of Alvarez & Marsal, LLC (“A&M”), a global professional services firm specializing in providing interim senior management, restructuring and corporate advisory services, and appointed Mr. Douglas P. Rosefsky, a Managing Director of A&M, as Interim Chief Financial Officer upon the resignation of the Company’s former Chief Financial Officer. On April 11, 2005, Mr. Brian C. Harriss was appointed Senior Vice President and Chief Financial Officer of the Company, replacing Mr. Rosefsky, and Mr. Rosefsky was appointed President and Chief Executive Officer of the Company, replacing Thomas F. Helms, Jr. Mr. Helms continued as Executive Chairman of the Company, focusing on the Company’s general business strategies, strategic alliances, joint ventures, acquisitions and licensing arrangements. On June 8, 2005, shortly after Mr. Robert Milliken, Jr. resigned from the positions of President and Chief Operating Officer of NTC and NAOC, Mr. Lawrence S. Wexler, who had previously served as President and Chief Operating Officer of NACC, was appointed Chief Operating Officer of the Company overseeing all marketing, sales, customer service and manufacturing functions in the Company and its operating subsidiaries.

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

On October 1, 2006, NATC and the Company (collectively, the “Companies”) retained Lazard Frères & Co. LLC (“Lazard”) as the Companies’ financial advisor to assist the Companies in exploring and evaluating potential alternatives relating to a financial recapitalization of the Companies. In consultation with Lazard, the Companies considered various recapitalization alternatives, including an exchange (the “Exchange Transaction”) of the Company’s outstanding 12.25% Senior Discount Notes due 2014 (the “Senior Discount Notes”), which were issued pursuant to that certain Indenture, dated as of February 17, 2004, between the Company and Wells Fargo Bank Minnesota, National Association, a national banking association (“Wells Fargo”), as Indenture Trustee, and a majority of NATC’s outstanding 9.25% Senior Notes due 2012 (the “Senior Notes”), which were issued pursuant to that certain Indenture, dated as of February 17, 2004, among NATC, the guarantors listed on the signature pages thereto and Wells Fargo, as Indenture Trustee, for new second lien secured notes of the Company (the “Second Lien Notes”).

The Companies, with the assistance of Lazard, have held discussions with various holders of Senior Discount Notes and Senior Notes regarding the Exchange Transaction. As of the date of this filing, holders of 76.9% of the aggregate amount outstanding of the Senior Discount Notes and 54.84% of the aggregate amount outstanding of the Senior Notes have entered into written agreements in principle to participate in the Exchange Transaction on substantially the terms set forth in the Indicative Summary of Terms and Conditions (the “Term Sheet”), which was filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007. The exchange ratio would be $950 principal amount and $812.50 principal amount of Second Lien Notes for each $1,000 principal amount of Senior Notes and Senior Discount Notes, respectively. The Exchange Transaction would be offered to the holders of at least a majority and up to 100% of the outstanding Senior Discount Notes and to certain holders of at least a majority and up to 55% of the outstanding Senior Notes. As part of the Exchange Transaction, the existing Indentures for the Senior Discount Notes and Senior Notes would be amended to eliminate many of the covenants and events of default contained therein. The Companies’ obligations to file reports with the Securities and Exchange Commission would terminate if the Exchange Transaction is consummated, although it would continue to make its financial statements and certain other information available to the indenture trustee for the Second Lien

Notes and on a password protected website. The foregoing discussion of the Exchange Transaction and the Term Sheet is qualified in its entirety by reference to the full text of the Term Sheet, which was filed on March 21, 2007 as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K and is incorporated herein by reference. There can be no assurance, however, that this process will result in a definitive transaction, or as to the final terms thereof, or any other recapitalization transaction by the Companies. Any offering or issuance of the Second Lien Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under, or an applicable exemption from the registration requirements of, such Act.

Business Strategy

The Company’s business strategy is to grow, both internally and through acquisitions, by responsibly marketing its products to adult consumers and by complying with all applicable laws, regulations and statutes. The Company intends to (i) capitalize on the strong brand identities of its products with a focus on product linkages and extensions; and (ii) improve the sales, marketing and operating efficiencies of its subsidiaries. Through the elimination or reduction of certain administrative costs, the achievement of certain manufacturing efficiencies and through growth in distribution, the Company seeks to increase its sales and cash flows. In addition, the Company has strategies for each of its product groups that are designed to maintain and improve their profitability.

Expand the Company’s leadership position in the premium cigarette papers business. Building upon its exclusive long-term distribution and license agreement with Bolloré in the United States and Canada, the Company seeks to expand its ZIG-ZAG premium cigarette papers brand. The Company is focused on increasing the distribution of its existing lines of premium cigarette papers products in underserved channels and markets.

Enhance the profit contribution of the Company’s loose leaf chewing tobacco segment. Historically, the Company has maintained the profit contribution of its loose leaf chewing tobacco segment by offsetting volume declines with price increases and by controlling costs. With the addition of products which target the value–oriented category of the loose leaf chewing tobacco market, the Company seeks to slow its historical trend of volume declines while expanding sales of value-oriented products by offering them through the Company’s distribution network. The Company also expects to further improve profitability through manufacturing cost efficiencies by effecting certain capital expenditures in its manufacturing facility in Louisville, Kentucky.

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

Smokeless Tobacco

Smokeless tobacco products, including loose leaf chewing tobacco, have a long, established tradition of use in the United States. An estimated 5.5 million or 3% of adult Americans are regular users of smokeless tobacco products, according to the U.S. Department of Health and Human Services and the 2005 National Household Survey. The smokeless tobacco market is composed of the five product categories listed below:

•	Moist Snuff: Moist snuff made from dark, fire-cured tobacco that is aged, flavored, cut and packaged.

•	Loose Leaf Chewing Tobacco: Loose leaf chewing tobacco is typically made from air-cured leaf tobacco, using both domestic and imported tobaccos, which is aged, flavored and packed in foil pouches.

•	Plug Chewing Tobacco: Plug chewing tobacco is made from air-cured leaf tobacco, which is heavily flavored and pressed into small bricks or blocks.

•	Twist Chewing Tobacco: Twist chewing tobacco is made of dark, air-cured tobacco, which is twisted into strands that are dried and packaged like a dry, pliable rope.

•	Dry Snuff: Dry snuff is a very finely ground, powdered tobacco product, which is sometimes flavored and is packaged in a variety of containers.

The Company believes that many consumers of smokeless tobacco regularly use products in more than one of the aforementioned categories. Further, many of its competitors in the smokeless tobacco market offer products in more than a single smokeless tobacco category. In addition to the Company, other major manufacturers and marketers of smokeless tobacco include US Smokeless Tobacco Co., Swedish Match North America, Inc., the Conwood unit of Reynolds America and Swisher International, Inc.

According to information provided by the former Smokeless Tobacco Council, manufacturers’ sales for the smokeless tobacco market increased to $2.37 billion in 2005 from $1.7 billion in 1995, representing a 10-year compound annual growth rate of 3.1%. The increase in sales is primarily related to an increase in manufacturers’ sales of moist snuff, which grew to $1.97 billion in 2005 from $1.3 billion in 1995, representing a 10-year compound annual growth rate of 3.9%. In contrast to the growth of moist snuff sales, there has been a decline in manufacturers’ sales of chewing tobacco products, including loose leaf chewing tobacco.

Loose leaf chewing tobacco, although a mature product category, remains popular in the Southeast, Southwest, rural Northeast and North Central regions of the United States. Consistent with a general trend in the tobacco industry, however, unit volumes of loose leaf chewing tobacco products have been declining and decreased at a compound annual decline rate of 4% from 1995 to 2005. Manufacturers and marketers of loose leaf chewing tobacco products have partially offset the impact of this decline with increases in the prices of loose leaf chewing tobacco products. While there has been an overall decline in volume, the Company estimates that the volume of sales of the large-sized, value-oriented category of loose leaf chewing tobacco products has grown. Large-sized, value-oriented loose leaf chewing tobacco products are packaged in 8 oz. or 16 oz. bag sizes (as compared to the 3 oz. bag size in which other loose leaf chewing tobacco products are usually sold) and are generally sold at a lower price per ounce of product than other loose leaf chewing tobacco products.

The Company estimates it has a current share of approximately 18% of the loose leaf chewing tobacco market. The other three principal competitors in the loose leaf chewing tobacco product category, together with the Company, represented nearly all of the loose leaf chewing tobacco category in the United States in 2006. The Company’s market share and those of its principal competitors in the loose leaf chewing tobacco products market have remained relatively consistent over the past five years, with Swedish Match North America, Inc. holding an approximate 43% market share; the Conwood unit of Reynolds America, an approximate 29% market share; and Swisher International, Inc., an approximate 8% market share.

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

The Company’s principal competitors in the premium cigarette paper market are Republic Tobacco L.P., which markets JOB®; Robert Burton Associates, Inc., a wholly-owned subsidiary of Imperial Tobacco Group plc, which markets EZ Wider® and Rizla®; and VCT B.V., which markets the Bambu® brand. While market information is not officially compiled, the Company estimates that it, together with these three companies, collectively have a market share in excess of 98% of the premium cigarette papers market. Premium cigarette papers are typically sold through the following retail distribution channels: convenience stores, chain and independent drug stores, mass merchandisers, food stores and tobacco outlets. Retailers purchase premium cigarette papers primarily from wholesale distributors.

MYO tobacco and related products. If viewed as a part of a total cigarette market, which includes both manufactured cigarettes and MYO tobacco and related products, the Company believes that on a cigarette-equivalent basis, aggregate MYO tobacco and related products sales would have represented an estimated U.S. market share of 0.7% in 1998 and 1.8% in 2006, more than doubling its share of the market. Based on MSA calculations, this would equate to an estimated 3.5 billion cigarette equivalents sold in 1998, increasing to an estimated 8.4 billion cigarette equivalents sold in 2006 in the United States.

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

The other principal U.S. competitors in the MYO tobacco and related products market are Republic Tobacco, L.P., and its TOP Tobacco, L.P. subsidiary, which markets the Top® brand; and Lane Limited, a subsidiary of Reynolds America, which markets the Bugler® and Kite® brands. Many other companies also compete in this market, such as Peter Stokkebye International A/S, which markets the Bali Shag® brand through a distribution agreement with Commonwealth Brands, and Santa Fe Natural Tobacco Company Inc., a unit of Reynolds America, which markets the Natural American Spirit® brand.

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

In general, premium brands contain higher-quality raw materials and packaging and are sold at a higher price point than the generally less established brands in the other tiers. Most of the premium brands are sold by three major cigarette manufacturers, which include Philip Morris USA, Inc., Reynolds America and Lorillard Tobacco Company. These brands historically had considerable funds spent in their support through marketing and advertising, as well as through discounts, coupons and buy-downs. In September 2003, the Company launched its ZIG-ZAG Premium Cigarette to compete in the premium segment. The Company believes current brand switching trends among adult consumers highlight the opportunity for additional well-known premium entrants.

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

The premium category continues to make up the largest share of overall U.S. cigarette sales volumes, with a 73.5% market share in 2005. Of that amount, over 95% are related to sales of the top three major cigarette manufacturers. The discount category (Tiers 2 – 4) had an approximate 26.5% market share.

Overall industry volumes have decreased at a compound annual rate of 2.3% from 1995 (480 billion units estimated) to 2006 (373 billion units estimated). Competition is primarily based on brand recognition, consumer loyalty, distribution, retail display and promotion, quality and price. Meaningful market share shifts among the major manufacturers require significant discounting and other marketing expenses, however, the MSA contains provisions limiting the ability of OPMs and SPMs to market and advertise cigarettes.

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

Products

Currently, the Company manufactures, markets and distributes loose leaf chewing tobacco for the smokeless tobacco market and packages, markets and distributes MYO smoking tobaccos and related products for the MYO cigarette market, which also includes the marketing and distribution of cigarette papers and related products. The Company is also a manufacturer, marketer and distributor of premium manufactured cigarettes.

Loose Leaf Chewing Tobacco

Loose leaf chewing tobacco is made from aged, air-cured tobacco, which is processed and flavored and then packaged in foil pouches. Loose leaf tobacco products can be broadly characterized as either full flavored or mild. The Company sells its loose leaf chewing tobacco products under brand names that include Beech-Nut, Trophy, Havana Blossom, Stoker’s, Tennessee Chew and Durango. The Beech-Nut brand is available in two flavors, Regular and Wintergreen. Beech-Nut is a full flavored product. Beech-Nut Wintergreen was introduced in 1979 and has the largest market share of any premium favored loose leaf brand. The Company introduced the Trophy brand into the mild product category in 1992. The Company’s Havana Blossom brand is a regional brand, sold primarily is West Virginia, Pennsylvania and Ohio. The Stoker’s and Tennessee Chew brands were acquired in 2003 and have strength in the southeast of the U.S. The Durango brand was introduced in March 1998 and is a nationally distributed value brand.

MYO Products

The Company’s MYO products include ZIG-ZAG premium cigarette papers, MYO tobacco and related products, such as cigarette tubes, cigarette rolling and injector machines and MYO starter kits.

The Company sells its premium cigarette papers under the ZIG-ZAG brand. Although premium cigarette papers are sold in a variety of different widths and styles, the Company’s primary styles are its standard width ZIG-ZAG White and ZIG-ZAG 1 1/4 sized French Orange premium cigarette papers. Other premium paper products sold under the ZIG-ZAG name are Kutcorners, which are designed for easier hand-rolling; — 1 1/2 sized; and king-sized.

The Company’s MYO tobacco products include its ZIG-ZAG Classic American Blend and the Stoker’s No. 2 and Old Hillside brands of value-oriented MYO tobaccos, both of which appeal to the price-conscious consumer. Stoker’s No. 2 was the first brand of MYO tobacco to be sold in 16 oz. bags, thus contributing to the growth of the value-oriented category.

Premium Cigarettes

During September 2003, the Company introduced a new, premium manufactured cigarette under the ZIG-ZAG brand in the cities of Dallas, Los Angeles, Miami and Seattle. The product has been in these and a number of other test markets since this date and the Company is currently assessing its historic and current test market results and its opportunities in the cigarette market. Prior to March 8, 2006, the Company sourced its cigarettes under a supply agreement with a contract manufacturer; this contract was terminated on March 8, 2006. The Company now purchases tobacco from more than one source. The Company completed the purchase of cigarette manufacturing equipment in 2005, leased a facility in Frankfort, KY and established a cigarette manufacturing facility. The Company began manufacturing cigarettes in 2006 in limited amounts to supply the Company’s cigarette test markets.

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

The majority of ZIG-ZAG premium cigarette papers promotional activity is at the wholesale distributor level and consists of distributor promotions, some trade show activity and trade advertising, although the Company has begun some consumer oriented activities. The MYO smoking tobaccos and related products promotional activity is more focused at the retail level with spending on point-of-sale displays and at the consumer level with price-off promotions, primarily through the use of coupons.

The Company occasionally provides to its distributor customers, for redistribution to retailers, point-of-sale materials such as posters, pole signs, display racks and counter top and floor displays. The Company also produces marketing materials for use by distributors and their direct sales force to promote the sale of its products to their retail customers. The Company responsibly focuses its marketing efforts on adult consumers and is committed to full legal compliance in the sale and marketing of its products.

The Company’s largest customers, COD Company and the McLane Company, accounted for approximately 11% and 9%, respectively, of its net sales in 2006. The loss of either of these customers could have a material adverse effect on the results of operations, financial position and cash flows of the Company. The Company does not believe that the loss of any other customer would have a material effect on the results of operations, financial position or cash flows of the Company either in the intermediate or long term.

Distribution Agreements

NAOC is party to two long-term distribution and licensing agreements with Bolloré with respect to sales of premium cigarette papers, cigarette tubes and cigarette injector machines (collectively, the “Products”) in the United States and Canada (collectively, the “Distribution Agreements”). Under the Distribution Agreements, Bolloré granted NAOC the exclusive right to purchase the Products bearing the ZIG-ZAG brand name from Bolloré for resale in the United States and Canada. NAOC has the sole right to determine the price and other terms upon which NAOC may resell any products purchased from Bolloré, including the right to determine the distributors of such products within these countries.

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

Patents, Trademarks and Trade Secrets

The Company has numerous registered trademarks relating to its loose leaf chewing tobacco and MYO tobacco products, including the trademarks for its Beech-Nut, Trophy, Havana Blossom, Durango, Stoker’s, Stoker’s Classic, Stoker’s 117, Stoker’s No. 1, and Smoker’s Number 2, Tequila Sunrise, Fred’s Choice, Old Hillside, Our Pride and Tennessee Chew products. The Company is applying for registration of its Black Mountain, Comfort Cut, Moonshine Blend, and Sweet & Smokey trademarks. The registered trademarks, which are significant to the Company’s business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formulae trade secrets relating to NTC’s and NAOC’s tobacco products, which are key assets of their businesses, are maintained under strict secrecy. The ZIG-ZAG trade name and trademark for premium cigarette papers and related products are owned by Bolloré and have been exclusively licensed to NAOC in the United States and Canada. NAOC owns the ZIG-ZAG trademark with respect to tobacco products. The Company’s catalog business is operated under the Fred Stoker & Sons, Inc. name.

Raw Materials, Product Supply and Inventory Management

Loose Leaf Chewing Tobacco

NTC’s loose leaf chewing tobacco is produced from air-cured and fire-cured leaf tobacco. NTC utilizes tobaccos grown domestically in Pennsylvania, Wisconsin, Tennessee and Kentucky as well as those imported from countries such as Argentina, Brazil, France, Germany, Indonesia, Italy, and the Philippines. Management does not believe that it is dependent on any single country or supplier source for tobacco. Pursuant to agreements with NTC, Lancaster Leaf Tobacco Company of Pennsylvania, a wholly owned subsidiary of Universal Leaf Corporation (“Lancaster”) and Hail & Cotton Inc. of Tennessee, a wholly owned subsidiary of Luckett Tobaccos, Inc. (“H&C”), (i) purchases and processes tobacco, (ii) stores tobacco inventory purchased on behalf of NTC and (iii) generally maintains a 12- to 24-month supply of NTC’s various tobacco types at their facilities. NTC generally maintains up to a two-month operating supply of tobacco at its manufacturing facilities in Louisville, Kentucky.

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

Bolloré has from time to time been unable to produce and supply the Company with sufficient quantities of cigarette tubes and injectors. Bolloré has not, however, experienced any problems supplying the Company with sufficient quantities of its premium cigarette paper products.

Premium Cigarettes

The Company purchases all of the raw materials used in the manufacture of its ZIG-ZAG Premium Cigarettes, including the tobacco, papers, filters and packaging, and arranges for the raw materials to be delivered to its manufacturing operation in Frankfort, Kentucky. Similar to the Company’s arrangement with Lancaster Leaf Tobacco Company of Pennsylvania for its loose leaf chewing tobacco products, Blending Services International, Inc., a wholly-owned subsidiary of Universal Leaf Corporation, has been the purchaser of the tobacco used in its ZIG-ZAG Premium Cigarettes. Kentucky Cut Rag, LLC of Kentucky stores leaf and processes the tobacco, and the Company stores the processed tobacco in its Frankfort, Kentucky facility. The Company generally maintains a one-year supply of leaf tobacco at Kentucky Cut Rag, LLC. The Company obtains the other raw materials for its ZIG-ZAG Premium Cigarettes from various other sources. The Company is not dependent on one single source for any of its raw materials.

Prior to March 8, 2006, the Company sourced its cigarettes under a supply agreement with a contract manufacturer; this contract was terminated on March 8, 2006. The Company now purchases tobacco from more than one source. The Company completed the purchase of cigarette manufacturing equipment in 2005, leased a facility in Frankfort, KY and established a cigarette manufacturing facility. The Company began manufacturing cigarettes in 2006 in limited amounts to supply the Company’s cigarette test markets. The Company is currently assessing its cigarette operation.

Manufacturing

The Company’s NTC subsidiary manufactures its loose leaf chewing tobacco products at its manufacturing facility in Louisville, Kentucky. They also contract for the manufacture of their premium cigarette papers, cigarette tubes, rolling and injector machines and MYO smoking tobaccos. In the case of its MYO smoking tobacco products, the subsidiaries complete the processing of and packaging of these products at their manufacturing facility in Louisville. The Company consolidated its manufacturing operations into its Louisville manufacturing facility in 2004, eliminating one of its two leased manufacturing facilities in Dresden Tennessee. The Company believes that its production capabilities, quality control procedures, research and development activities and overall facilities and equipment are adequate for its projected operations. NTC also manufactures cigarettes at its leased facility in Frankfort, Kentucky.

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

Given the importance of contract manufacturing to the Company, the Company’s quality control group ensures that established written procedures and standards are adhered to by each of its contract manufacturers.

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

The Company spent approximately $563,000, $664,000, and $521,000 on its research and development and quality control efforts for the years 2006, 2005 and 2004, respectively.

Facilities

NTC’s Louisville facility was formerly owned and used by Lorillard for the manufacture of cigarettes, little cigars and chewing tobacco. This approximately 600,000 square foot facility occupies a 26-acre urban site near downtown Louisville.

The facility’s structures occupy approximately one-half of the total acreage. The facilities are in good condition and have received regular maintenance and capital improvements. NTC also manufactures cigarettes at its leased facility in Frankfort, Kentucky. NTC leases a facility in Dresden Tennessee which services the Fred Stoker & Sons, Inc. catalog business, handles product returns and produces small amounts of test and other products.

The Company believes its production capabilities, quality control procedures, research and development and overall facilities and equipment are adequate for its projected operations.

Competition

The Company, through NTC and Stoker, is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States. The other three principal competitors in the loose leaf chewing tobacco segment, which, together with the Company, generate approximately 98% of this segment’s sales, are Swedish Match North America, Inc., the Conwood unit of Reynolds America and Swisher International Group Inc. Management believes that moist snuff products are used interchangeably with loose leaf products by many consumers and, as a result, US Smokeless Tobacco Company, the largest manufacturer of moist snuff (and of all smokeless tobacco products when taken as a whole) is also a significant competitor. As indicated above under “Industry and Markets,” sales of discount moist snuff have grown over the past decade while sales of loose leaf have declined during that same period. In addition, the Company’s three principal competitors in the loose leaf chewing tobacco segment also manufacture and market moist snuff.

NAOC is the largest importer and distributor in North America of premium cigarette papers. NAOC’s three major competitors for premium cigarette paper sales are Republic Tobacco, L.P., Robert Burton Associates, Inc., a wholly-owned subsidiary of Imperial Tobacco Group plc and VCT B.V. Although there is no source for comprehensive industry data, the Company believes that it, together with these three companies, collectively, have a market share in excess of 98% of the premium cigarette papers market.

The Company’s principal competitors in the MYO segment are Republic Tobacco, L.P., in conjunction with its TOP Tobacco, L.P. subsidiary, and Lane Ltd, a unit of Reynolds America, Inc., the second largest cigarette company in the United States. Many other companies also compete in this segment, including Peter Stokkebye International A/S, which has licensed its distribution to Commonwealth Brands, and Santa Fe Natural Tobacco, a unit of Reynolds America Inc. These competitors, unlike the Company, all are granted “protected share” under the cigarette MSA which allows them to avoid a substantial amount of their payment obligations under that agreement and avoid making additional “equity assessment” payments in Michigan, Utah and Alaska. The Company does not have protected share and therefore is at an economic disadvantage with respect to those competitors. (See “State Attorney General Settlement Agreements.”)

The Company’s primary competitors in the manufactured cigarette market are the three “majors”: Philip Morris USA, Inc., the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2006; R.J. Reynolds Tobacco Company Inc., the brands of which accounted for 30%; and Lorillard Tobacco Company, the brands of which account for approximately 10%, as well as Commonwealth Brands and Vector Group Ltd. (the parent company of Liggett Group Inc.), the brands of which collectively account for approximately 4.5%.

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

Employees

As of March 16, 2007, the Company employed a total of 299 full-time employees. With the exception of 104 manufacturing employees, none of the Company’s employees are represented by unions. The unionized employees are covered by three collective bargaining agreements. Two of these agreements, covering 102 employees, will expire in January 2008. The other agreement, covering two employees, will expire in April 2008.

Regulation

The tobacco industry and, in particular, cigarette manufacturers have been under public scrutiny for over forty years. Industry critics include special interest groups, the U.S. Surgeon General and many legislators and regulators at the state and federal levels. Although smokeless tobacco companies have recently come under some scrutiny, the principal focus has been directed at the manufactured cigarette market due to its large size relative to the smokeless tobacco market and the MYO segment of the cigarette market. However, the regulatory environment could be effected by the continued growth of the moist snuff segment of the smokeless tobacco market as well as the entry into the moist snuff segment by major cigarette manufacturers.

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations, including increases in various taxes, requirements that tobacco products be displayed “behind-the-counter” and public smoking restrictions, has been a major cause of the overall decline in the consumption of tobacco products since the early 1970’s. Moreover, the future trend is toward increasing regulation of the tobacco industry at all jurisdictional levels.

In 1996, the U.S. Food and Drug Administration (the “FDA”) promulgated regulations asserting jurisdiction over tobacco products. These regulations, among other things, included severe restrictions on the manufacture, distribution and sale of tobacco products and required compliance with a wide range of advertising and promotion, labeling, reporting, record keeping, manufacturing and other requirements, among other things. On March 21, 2000, the U.S. Supreme Court ruled that the FDA does not have the authority to regulate tobacco products without more explicit direction from Congress and that the FDA regulations were unconstitutional. The Company remains, however, subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the Federal Communications Commission (“FCC”) and the United State Department of Agriculture (“USDA”). If Congress were to enact legislation granting the FDA specific authority over tobacco products, the FDA’s exercise of jurisdiction could lead to more expansive FDA-imposed restrictions on tobacco operations than those set forth in the existing regulations.

In 2004, Congress passed a federal buyout program for tobacco farmers. The costs associated with the quota buy-out are borne by all importers and domestic manufacturers selling any form of tobacco product sold in the U.S. The buy-out provides for a $10 billion payment to farmers over a 10 year period, with payments based on a calculation of assessed market share in each tobacco product segment. Payments under the buyout scheme are assessed quarterly on manufacturers beginning March 31, 2005 and ending March 31, 2015. The buyout assessment rates per unit for the Company’s primary business categories through March 2006 were projected within the following range by the U.S. Department of Agriculture: Loose Leaf, $0.0249—$0.0288 per pound; MYO, $0.1054—$0.1324 per pound; Cigarettes, $0.0023—$0.0028 per cigarette.

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

While there are no current federal regulations that materially and adversely affect the sale of premium cigarette papers, a number of states have in recent years enacted state excise taxes on cigarette papers, these include Kentucky, Indiana, Arkansas and Rhode Island. There can be no assurance that federal, state or local regulations will not be enacted which will seek to regulate or ban the sale of premium cigarette papers. In the event such regulations are enacted, depending upon their parameters, they could have a material adverse effect on the results of operations, financial position and cash flows of NAOC and the Company.

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

In the Settling States, the MSA released all signing parties from all claims of the Settling States and their respective political subdivisions and other recipients of state health-care funds (i) relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products and (ii) relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

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

Required Payments

The MSA required the four OPMs to make a series of initial payments over five years totaling $13.2 billion. The last of these five payments was paid on January 10, 2003. The MSA also requires annual industry payments for participating manufacturers which were $8.0 billion in 2004, but will increase to $8.13 billion in 2008, and to $9.0 billion in 2017 and thereafter in perpetuity. Ten additional strategic contribution payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the OPMs on the basis of relative national market share and most are subject to adjustments, including but not limited to, adjustments for inflation, volume, loss of market share to SPM’s and NPM’s, operating income, and payments to the four Non-MSA States.

National Public Education Fund

In addition, the MSA calls for the creation of a national foundation that would establish public education and other programs, and conduct or sponsor research, to reduce youth smoking, and to understand and educate the public about diseases associated with tobacco product use. OPMs agreed to fund the foundation with (i) ten annual payments of $25 million due by March 31 of each year until 2008 and (ii) five additional payments totaling $1.45 billion due by March 31 of each year that increased from $250 million in the first year to $300 million in each of the subsequent four years. The last of these five payments was paid on March 31, 2003. In addition, if for any calendar year beginning with 2003, the OPMs have an aggregate market share of 99%, the OPMs are obligated to pay $300 million to the Fund by April 15th of the following year. In 2005, the OPM’s had an estimated 84% of the market. Each of these payments is to be allocated among the OPMs on the basis of relative market share. Other than the $25 million annual payments and the $250 million payment made on March 31, 1999, the payments for the foundation are subject to adjustments for changes in sales volume units, inflation and other factors.

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

The Company was not a party to the state litigation against the OPMs. The Company has chosen to participate as an escrow compliant NPM. As of December 31, 2006, the Company had deposited approximately $21.5 million into an escrow fund to maintain state-by-state compliance.

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

As a condition of maintaining annual OPM and SPM payments, the state Attorneys General have an obligation to diligently enforce the state obligations provisions of the MSA and the State Statute, and have been taking increased action to ensure compliance by all NPMs. As a result, the Company expects that there may be further consolidation among smaller Tier 4 cigarette manufacturers, who lack efficient manufacturing operations, wide distribution, or the resources to meet the higher state escrow obligation required by the allocable share amendment change to the escrow statute.

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

In 2003, the State of Minnesota enacted a new statute requiring non-signatory companies to the Minnesota tobacco settlement to pay a “fee in-lieu of settlement” or “equity assessment” on all cigarette products sold in the State. The statute does not extend to MYO products. The Company does not currently sell manufactured cigarette products in the state of Minnesota. The Council of Independent Tobacco Manufacturers of America (CITMA) filed suit challenging the fee. The CITMA case was denied on appeal and a Writ of Certiorari to the US Supreme Court was rejected. In 2006, the states of Texas, Florida and Mississippi all considered but rejected similar equity assessments on non-signatory companies.

Recent Developments

The MSA has and is currently being challenged as unconstitutional in several federal court legal actions. The grounds asserted have varied from case-to-case but have included challenges based on the Commerce Clause, the Interstate Compact Clause, the Due Process and Equal Protection Clauses and the Preemption Doctrine. The preemption argument has asserted that the MSA and the associated state escrow legislation constitutes an illegal output cartel under Section 1 of the Sherman Act, and are, therefore, preempted by virtue of the Supremacy Clause of the U.S. Constitution. The Supremacy Clause provides that federal law, in this case the Sherman Act, takes priority over inconsistent state laws, here the escrow statutes.

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

On January 6, 2004, the United States Court of Appeals for the Second Circuit issued an opinion in which it concluded, under the allegations in that case, that the MSA and associated escrow legislation could be construed as an output cartel and that it would not be protected under the Noerr-Pennington doctrine. The case was remanded to the district court for further proceedings. Freedom Holdings Inc. v. Spitzer, 357 F.3d 205, rehearing denied, 363 F.3d 149 (2d Cir. 2004). The District Court held hearings and issued a ruling, holding on a motion for a preliminary injunction that the MSA was not an illegal cartel, but that certain New York legislation extending the reach of the MSA was illegal under the antitrust laws. Identical statutes have been passed in many of the MSA states. New York State elected not to appeal that ruling. On appeal, the Second Circuit affirmed the District Court’s denial of a preliminary injunction but remanded the case for further proceedings.

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

Similarly, in Grand River Enterprises, Six Nations, Ltd. vs. Pryor, 425 F.3d 158 (2d Cir.2005), involving constitutional, antitrust and statutory challenges to the escrow statute and complementary legislation, the trial court dismissed all claims but the antitrust claim and dismissed non-New York defendants for lack of personal jurisdiction. The Second Circuit affirmed in part and reversed in part. The court reversed on personal jurisdiction, finding that personal jurisdiction could be obtained over all of the MSA settling states in New York based on the execution of the agreement in New York. The court affirmed the dismissal of the plaintiffs’ Indian Commerce Clause, due process and equal protection claims, but reversed the dismissal of the plaintiffs’ dormant commerce clause claim. Thus, the court found that the plaintiffs’ complaint had stated valid commerce clause and antitrust claims in challenging the escrow statute and MSA. The State Attorneys’ General filed a Writ of Certiorari to the US Supreme Court seeking review of the jurisdictional issues raised, but this petition has been denied. In March 2007, the Second Circuit denied Grand River’s Preliminary Injunction request regarding the implementation of Allocable Share Amendment in the MSA signatory states.

Additionally, Xcaliber International, a non-participating manufacturer based in Oklahoma, has filed an antitrust claim in the US District Court Eastern District of Louisiana, Fifth Circuit (Xcaliber International LLC vs Charles C Foti., Jr. et al). The case asserts a Sherman Act Preemption claim, such as in the Freedom Holdings case, and First and Fourteenth Amendment constitutional claims. All claims had been dismissed by the district court, from which an appeal was taken. The 5th Circuit reversed the district court ruling and reinstated the claims. The case is presently in discovery, with a pending Motion to Compel against the State of Louisiana which challenges various assertions of attorney-client privilege over a wide range of documents. The case is expected to proceed to trial in 2007.

The Competitive Enterprise Institute (“CEI”), a private organization that supports free business enterprise principals, has also filed suit in the US District Court Western District of Louisiana (A B Coker et al vs. Charles C. Foti. Jr., et al), alleging that the MSA is unconstitutional because it violates the Compact Clause of the US Constitution: “No State shall, without the Consent of Congress…enter into any Agreement or Compact with another State (Article I, Section 10).” CEI argues that the Compact Clause was meant to prevent states from collectively encroaching on federal power or ganging up on other states. CEI claims the MSA has set up a national government/tobacco cartel that harmed consumers and small businesses by increasing cigarette prices and restricting competition. The state filed a motion to dismiss, which has been denied. CEI have indicated publicly that following discovery they will move for summary judgment. If successful, the CEI case could fundamentally challenge the legal basis upon which the MSA has been able to operate to date.

In an international challenge to the provisions of the MSA, Grand River Enterprises (“GRE”), a Canadian company, challenged the escrow payments and allocable share amendment provisions of the state escrow statutes. GRE is utilizing Chapter 11 of North American Free Trade Agreement (“NAFTA”) as the basis for its claims, and seeks $340 million in compensation for the manner which the MSA has purportedly infringed the company’s NAFTA-established rights. (Grand River Enterprises et al, vs. United States: In the Arbitration under Chapter 11 of NAFTA and the UNCITRAL Arbitration Rules). In a July 2006 ruling the NAFTA/UNCITRAL Dispute Resolution Tribunal denied the GRE petition relating to the escrow payments system, but allowed GRE to file an amended claim specifically on the issue of the state allocable share amendments to the escrow statutes. The amended complaint was filed in November 2006 and remains subject to review by the Tribunal.

Excise Taxes

Tobacco products and premium cigarette papers have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Since 1986, smokeless tobacco (including dry and moist snuff and chewing tobacco) has been subject to federal excise tax. Smokeless tobacco is taxed by weight (in pounds or fractional parts thereof) manufactured or imported. Effective January 1, 2002, the federal excise tax on loose leaf chewing tobacco was increased to $0.195 per pound from $0.17 per pound. Effective January 1, 2002, the federal excise tax on premium cigarette paper was increased to $0.0122 from $0.0106 per fifty papers, the federal excise tax on cigarette tubes was increased to $0.0244 from $0.0213 per fifty tubes, and the federal excise tax on RYO tobacco was increased to $1.0969 from $0.9567 per pound. Any future enactment of increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes.

Tobacco products and premium cigarette papers are also subject to certain state and local taxes. The imposition of state and local taxes in a jurisdiction could have a detrimental impact on sales in that jurisdiction. Any enactment of new state or local excise taxes or an increase in existing excise taxes on the Company’s products is likely to have an adverse effect on sales.

Cigarettes are also subject to substantial and increasing excise taxes. On January 1, 2002, the federal excise tax included in the price of cigarettes increased by $2.50 to $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). Additional excise taxes, which are levied upon and paid by the distributors, are also in effect in the 50 states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from $.07 to $2.85 per package of 20 cigarettes. Future enactment of increases in federal excise taxes on the Company’s Cigarettes, RYO and smokeless tobacco products could adversely affect demand for them and have a material adverse effect on the Company’s results of operations, financial position and cash flows. In addition, further increases in state and local excise taxes could affect demand for the Company’s products. The Company is unable to predict the likelihood of passage or magnitude of future increases in excise taxes.

Environmental Regulations

The Company believes that it is currently in substantial compliance with all material environmental regulations and pollution control laws.

Other

Additional information in response to Item 1 can be found in Note 23 (Segment Information) to the consolidated financial statements.

Item 1A.	Risk Factors

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

Forty-six states, certain U.S. territories and the District of Columbia are parties to the MSA and the Smokeless Tobacco Master Settlement Agreement (“STMSA”). To our knowledge, the signatories to the MSA include 49 cigarette manufacturers and/or distributors and the only other signatory to the STMSA is US Smokeless Tobacco Company. In our opinion, the fundamental basis for each agreement is the states’ consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as separately making certain payment obligations.

Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states’ statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Non signatory companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the Company. Either option – becoming a MSA signatory or establishing an escrow account – is permissible.

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

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes or make-your-own tobacco that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. To the best of our knowledge, no such statute has been enacted which could inadvertently and negatively impact the Company, which has been and is currently fully compliant with all applicable laws, regulations and statutes, but there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2006, the Company had on deposit approximately $18.7 million which is recorded in Other assets. The Company will be depositing approximately $3.0 million into this account by April 15, 2007, relating to 2006 sales. During 2006, approximately $4.0 million was deposited into this qualifying escrow account. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a judgment against the Company. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low risk government securities.

Risks Related to Industry

The Company is subject to substantial and increasing regulation which could adversely affect demand for its tobacco products.

A wide variety of federal, state and local laws limit the advertising, sale and use of tobacco products, in particular cigarettes, and these laws have proliferated in recent years. For example, television and radio advertisements of cigarette products have been prohibited since 1971, and many local laws prohibit smoking in restaurants and other public places. Private businesses have also adopted regulations which prohibit or restrict, or are intended to discourage, smoking. Companies subject to the MSA and other state settlement agreements generally cannot use billboard advertising, cartoon characters, sponsorship of concerts, non-tobacco merchandise bearing its brand names and various other advertising and marketing techniques to sell their cigarettes. In addition, the MSA prohibits the targeting of youth in advertising, promotion or marketing of cigarette products. Additional restrictions may be legislatively imposed or agreed to in the future. Recent proposals have included limiting tobacco advertising to black-and-white, text-only advertisements. These limitations may make it difficult to maintain the value of an existing brand if sales or market share decline for any reason. Moreover, these limitations significantly impair the ability of cigarette manufacturers, including the Company, to launch new premium brands in those states party to the MSA. For example, three states have enacted legislation that imposes additional fees or taxes on the products of companies which have not entered into state tobacco settlements.

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

On August 3, 2005, the District Court issued its ruling and awarded the Company approximately $1.1 million. This amount is not recorded in the consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. Briefing was completed and oral argument was held before the Court of Appeals in November 2006 and decision is pending.

On February 21, 2006, Top Tobacco, LP, an affiliate of Republic Tobacco, filed a complaint against North Atlantic Operating Company, Inc., a subsidiary of the Company, in the Federal District Court for the Northern District of Illinois, alleging that the Company’s use of the phrase “Fresh-Top Canister” on the side of its ZIG-ZAG CLASSIC AMERICAN BLEND cigarette tobacco infringes, damages and violates Top Tobacco’s TOP trademark for tobacco. Top Tobacco requests injunctive relief and unquantified royalties and damages. The parties completed discovery and the Company moved for summary judgment, seeking dismissal of a of Top Tobacco’s claims. On January 4, 2007, the Court dismissed all of Top Tobacco’s claims. On January 26, 2007, the Company asked the Court to declare that the case was extraordinary under the federal trademark laws which would allow the Company to recover its attorneys fees. Republic has the right to appeal the Court’s decision. In the event of an appeal, the Company intends to vigorously defend any appealed claims and believes that it has strong defenses. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse event.

On May 16, 2006, Republic Tobacco L.P. (“Republic”) filed a complaint against the Company, NAOC and NTC in Federal District Court for the Northern District of Illinois, alleging that the defendants made oral and written presentations to Republic’s customers that defamed Republic’s president by implying he was not truthful in prior court testimony and wrongfully disparaged Republic’s “JOB” cigarette paper products. Republic alleges the defendants’ conduct constituted false advertising in violation of the Lanham Act (Count I), represented a deceptive trade practice in violation of the Illinois Uniform Deceptive Trade Practices Act (Count II), violated the Illinois Consumer Fraud Act (Count III), constituted common law defamation, trade libel and commercial disparagement (Count IV), and, finally constituted unfair competition under common law (Count V).

On June 30, 2006, the defendants answered the complaint, denying all of the alleged violations and asserting several affirmative defenses. The defendants also counterclaimed against Republic for false advertising in the marketing of cigarette paper products in violation of the Lanham Act (Counterclaim Count I), for tortious interference with the defendants’ customers (Counterclaim Count II) and for deceptive trade practices in Republic’s marketing of cigarette paper products, in violation of Illinois law (Counterclaim Count III). Currently pending is a fully-briefed motion by the defendants to add certain parties related to Republic. Discovery in the case has been completed and summary judgment motions have been filed and fully briefed. A decision of the Court is pending. The Company intends to vigorously defend these claims and believes that it has strong defenses to the claims. The Company also intends to vigorously prosecute its counterclaims. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse effect.

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

The Company’s success depends upon the continued contributions of its senior management, including Douglas P. Rosefsky, President and Chief Executive Officer, Lawrence S. Wexler, Chief Operating Officer, and Brian C. Harriss, Chief Financial Officer. Although the Company has entered into employment agreements with Mr. Wexler and Mr. Harriss, the loss of the services of any or all of them could have a material adverse effect upon its business.

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

The Company has made and plans to continue to make significant investments in new product development projects. The Company launched a new Zig-Zag Premium Cigarette in September 2003 which the Company is currently testing in certain test markets. The launch of the Zig-Zag Premium Cigarette subjects the Company to increased levels of risk, uncertainties and contingencies, including the challenges inherent in new product development. The Company’s testing of the Zig-Zag Premium Cigarette is limited to only certain test markets. Zig-Zag Premium Cigarettes may not be ultimately accepted by adult smokers and may not prove to be a commercially successful product.

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

The Company does not grow or purchase from growers any of the raw tobacco products used in manufacturing its loose leaf chewing tobacco. Instead, it purchases its tobacco from third party leaf dealers. In the event that the Company is unable to meet product demands, its customers may seek to fulfill their supply needs by purchasing competing brands, which in turn would reduce the Company’s market share and could have a material adverse effect on its results of operations, financial position and cash flows.

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

The Company is privately held, and Thomas F. Helms Jr., Executive Chairman of the Board, has beneficial ownership of approximately 74.6% of the Company’s outstanding shares of common stock (before giving effect to the exercise of certain outstanding warrants). Pursuant to a stockholders’ agreement to which Mr. Helms is a party, together with all of the Company’s other management stockholders, Mr. Helms has the ability to elect all of the members of its Board of Directors. Accordingly, Mr. Helms’ interests may conflict with that of the Company’s investors, as stockholders and bondholders may have divergent interests.

The Company employee base includes manufacturing personnel covered by collective bargaining agreements.

As of March 16, 2007, the Company employed a total of 299 full-time employees including 104 manufacturing employees represented by unions. The unionized employees are covered by three collective bargaining agreements. Two of these agreements, covering 102 employees will expire in January 2008. The other agreement, covering 2 employees, will expire in April 2008. A material discontinuation in the production of finished goods related to labor relations issues could reduce the Company’s sales, market position and cash flow.

Risks Related to the Notes

On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of senior notes (the “Senior Notes”) by NATC, (2) NATC entering into of an amended and restated loan agreement that provided a $50.0 million senior secured revolving credit facility to NATC (which agreement was amended on January 19, 2005 to reduce the revolving credit facility to $35.0 million) and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Company.

The Senior Notes are senior unsecured obligations of NATC, mature on March 1, 2012 and are guaranteed on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries. On June 16, 2005, NATC refinanced the $35.0 million amended and restated loan agreement by entering into a Financing Agreement, which consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. Indebtedness under the Financing Agreement is guaranteed by the Company and each of NATC’s current and future direct and indirect subsidiaries, and is secured by a first perfected lien on all of the Company’s and its direct and indirect subsidiaries’ current and future assets and properties. For a more detailed description of the refinancings, the Senior Notes and the Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Liquidity and Capital Requirements.” See also the discussion of the proposed Exchange Transaction under Item 1. “Business – Evolution of the Company.”

The Company has no operations and no material assets. Its subsidiaries have no obligation to make payments on the Senior Discount Notes, may not have sufficient cash flow or assets to make payments on the Senior Discount Notes, and may not be able to distribute to us any cash flow or assets they do have.

The Company, the only legal entity with any obligation to make payments on the Senior Discount Notes, is a holding company with no operations or material assets of its own other than the capital stock of NATC, which itself is a holding company with no operations or assets of its own other than the capital stock of various operating subsidiaries. Operations are conducted through NATC and its subsidiaries and the Company’s ability to make payments on the Senior Discount Notes is dependent on the earnings and the distribution of funds from its subsidiaries through loans, dividends or otherwise. However, none of its subsidiaries are obligated to make funds available to the Company for payment on the Senior Discount Notes. The terms of NATC’s Credit Facility and the indenture governing the Senior Notes significantly restrict NATC from paying dividends and otherwise transferring assets to the Company. There can be no assurance that the agreements governing the current and future indebtedness of the Company’s subsidiaries will permit its subsidiaries to provide the Company with sufficient dividends, distributions or loans to fund cash interest payments on the Senior Discount Notes when scheduled to begin on September 1, 2008.

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

The Company’s substantial debt could adversely affect its results of operations, financial position and cash flows and prevent NATC from fulfilling its obligations under the Senior Notes and Senior Discount Notes.

The Company has a substantial amount of debt outstanding. As of December 31, 2006, NATC had approximately $233.6 million of debt outstanding and the Company had an additional accreted value of $37.4 million of debt outstanding.

The Company’s leverage could have important consequences to the holders of the Senior Notes and Senior Discount Notes. For example, it could:

•	make it more difficult for NATC to satisfy its obligations with respect to the Senior Notes and Senior Discount Notes or other debt;

•	increase its vulnerability to competitive pressures and to general adverse economic or market conditions;

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

As of December 31, 2006, NATC had approximately $51.4 million available for borrowing under its revolving credit facility. Although NATC’s Credit Facility and the indentures governing the Senior Notes and Senior Discount Notes restrict the Company and its restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. If the Company or its subsidiaries incur additional debt, the risks that the Company and its subsidiaries now face as a result of its leverage could intensify.

The Company’s operations will be substantially restricted by the terms of its debt, which could adversely affect its operating and financing flexibility.

NATC’s Credit Facility and the indenture governing the Senior Notes and Senior Discount Notes include a number of significant restrictive covenants. These covenants restrict, among other things, its ability to:

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

NATC’s Credit Facility contains financial covenants that require us to maintain compliance with specified financial ratios, which are described below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the Liquidity and Capital Requirements section. NATC’s ability to comply with these covenants and requirements may be affected by events beyond its control, and NATC may have to curtail some of its operations and growth plans to maintain compliance.

The Company’s and NATC’s failure to comply with the covenants contained in its Credit Facility, the indenture governing the Senior Notes and Senior Discount Notes or other debt instruments, including as a result of events beyond the Company’s control, could result in an event of default that could cause debt to be accelerated.

If the Company is not able to comply with the covenants and other requirements contained in its Credit Facility, the indentures governing the Senior Notes and Senior Discount Notes or other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under the Company’s other debt instruments. The Company could be prohibited from accessing additional borrowings and the holders of the defaulted debt could declare amounts outstanding with respect to that debt to be immediately due and payable. The Company cannot be certain that its assets or cash flow would be sufficient to fully repay borrowings under its outstanding debt instruments or that the Company would be able to refinance or restructure the payments on those debt instruments. Even if the Company were able to secure additional financing, it may not be available on favorable terms. If an event of default were to occur under any material debt, all of the Company’s other debt could be accelerated. If such debt is accelerated, holders of the notes are likely to recover funds only to the extent, if any, funds remain after all debt and other obligations of the Company’s subsidiaries are repaid.

The Senior Notes are unsecured and thus subordinated to NATC’s secured debt.

NATC’s obligations under the Senior Notes, and the obligations of the subsidiary guarantors under their respective guarantees, are unsecured. As a result, the Senior Notes are subordinated to all of NATC and the subsidiary guarantors’ secured debt to the extent of the collateral securing that debt. As of December 31, 2006, NATC had approximately $33.6 million of secured debt outstanding, which represents NATC’s and its subsidiaries’ obligations under its term loan, $30.0 million, and revolver, $3.6 million, facilities. NATC’s obligations under the Credit Facility are secured by substantially all of NATC’s and its subsidiaries’ assets. In the event that NATC is not able to pay amounts due under the Credit Facility, the lenders could proceed against the collateral securing that debt. In that event, any proceeds received upon a realization of the collateral would be applied first to amounts due under NATC’s Credit Facility before any proceeds would be available to make payments on the Senior Notes. If there is a default, the value of this collateral may not be sufficient to repay both the lenders under its Credit Facility and the holders of the Senior Notes.

The Company may not be able to satisfy its obligations to the noteholders upon a change of control.

In the event of a change of control, the Company will be required to offer to purchase all of the outstanding Senior Discount Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. In the event of a change of control, there would also be a change of control under the Senior Notes. In the event of a change of control under the Senior Notes, NATC will be required to offer to purchase all of the outstanding Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase, and holders of the Senior Notes will have a prior claim on all of the Company’s subsidiaries’ assets, including the assets of NATC. It is possible that the Company and NATC will not have sufficient funds at the time of the change of control to make the required repurchase of the Senior Discount Notes and Senior Notes or that restrictions in its Credit Facility may not allow such repurchases. The Company’s and NATC’s failure to purchase the Senior Discount Notes and Senior Notes would be a default under the indenture governing the Senior Discount Notes and Senior Notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 704,413 square feet. Of this footage, approximately 600,000 square feet are owned and 104,413 square feet are leased.

To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of manufacturing and nationwide distribution facilities. The Company’s three manufacturing and distribution facilities are located in Louisville, Kentucky, Frankfort, Kentucky, and Dresden, Tennessee.

The following table describes the principal properties of the Company as of December 31, 2006:

Location	Principal Use	Square Feet	Owned or Leased
New York, NY	Former administrative office-currently subleased	11,513	Leased
Darien, CT	Administrative Office	1,900	Leased
Louisville, KY	Manufacturing, R&D, warehousing, distribution and administration	600,000	Owned
Dresden, TN	Catalog distribution facility	76,000	Leased
Frankfort, KY	Cigarette manufacturing	15,000	Leased

Item 3.	Legal Proceedings

Litigation with Republic Tobacco

On July 15, 1998, NAOC and NTC, which are subsidiaries of the Company, filed a complaint (the “Kentucky Complaint”) against Republic Tobacco, Inc. and its affiliates (“Republic Tobacco”) in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own (“RYO”) premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco’s use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC’s point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco’s RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

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

On August 3, 2005, the District Court issued its ruling and awarded NATC approximately $1.1 million. This amount is not recorded in the consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. Briefing was completed and oral argument was held before the Court of Appeals in November 2006. On February 22, 2007, the Court issued an opinion, reversing in part, affirming in part and remanding for further proceedings. The Court ruled that the Company was entitled to interest costs incurred by the Company during the time between the filing of the notice of appeal and the decision reducing the judgment in the approximate amount of $170,000; that the Company was not entitled to interest costs during the post-trial period in the district court prior to the notice of appeal in the approximate amount of $327,000; and that the district court should allocate the proportion of the fixed fee incurred in financing the appeal bond between those two time periods. The total fixed fee was $595,000. Proceedings on remand have not yet commenced.

On February 21, 2006, Top Tobacco, LP, an affiliate of Republic Tobacco, filed a complaint against NAOC, a subsidiary of the Company, in the Federal District Court for the Northern District of Illinois, alleging that the Company’s use of the phrase “Fresh-Top Canister” on the side of its ZIG-ZAG CLASSIC AMERICAN BLEND cigarette tobacco infringes, damages and violates Top Tobacco’s TOP trademark for tobacco. Top Tobacco requests injunctive relief and unquantified royalties and damages. The parties completed discovery and the Company moved for summary judgment, seeking dismissal of Top Tobacco’s claims. On January 4, 2007, the Court dismissed all of Top Tobacco claims. On January 26, 2007, the Company asked the Court to declare that the case was extraordinary under the federal trademark laws which would allow the Company to recover its attorneys fees. On January 26, 2007, Top Tobacco filed a notice of appeal. Briefing is currently scheduled to be completed by the end of May 2007. In the event of an appeal, the Company intends to vigorously defend any appealed claims and believes that it has strong defenses. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse event.

On May 16, 2006, Republic Tobacco L.P. (“Republic”) filed a complaint against the Company, NAOC and NTC in Federal District Court for the Northern District of Illinois, alleging that the defendants made oral and written presentations to Republic’s customers that defamed Republic’s president by implying he was not truthful in prior court testimony and wrongfully disparaged Republic’s “JOB” cigarette paper products. Republic alleges the defendants’ conduct constituted false advertising in violation of the Lanham Act (Count I), represented a deceptive trade practice in violation of the Illinois Uniform Deceptive Trade Practices Act (Count II), violated the Illinois Consumer Fraud Act (Count III), constituted common law defamation, trade libel and commercial disparagement (Count IV), and, finally constituted unfair competition under common law (Count V).

On June 30, 2006, the defendants answered the complaint, denying all of the alleged violations and asserting several affirmative defenses. The defendants also counterclaimed against Republic for false advertising in the marketing of cigarette paper products in violation of the Lanham Act (Counterclaim Count I), for tortious interference with the defendants’ customers (Counterclaim Count II) and for deceptive trade practices in Republic’s marketing of cigarette paper products, in violation of Illinois law (Counterclaim Count III). Currently pending is a fully-briefed motion by the defendants to add certain parties related to Republic. Discovery in the case has been completed and summary judgment motions have been filed and fully briefed. A decision of the Court is pending. The Company intends to vigorously defend these claims and believes that it has strong defenses to the claims. The Company also intends to vigorously prosecute its counterclaims. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse effect.

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

On July 1, 2004, the Court issued an Order awarding approximately $2.5 million in damages to NATC for the damages incurred by the Company as a result of the Import Warehouse Defendants’ civil contempt. On July 15, 2004, the Court entered a Final Judgment in that amount for which defendants Import Warehouse, Inc. and Ravi Bhatia are jointly and severally liable. After NATC and Bolloré commenced collection proceedings, Import Warehouse paid NATC and Bolloré an amount equal to the entire judgment plus the expenses incurred in collection. Accordingly, approximately $1.2 million has been recorded in Selling, general and administrative expenses during the third quarter of 2004. The Import Warehouse Defendants filed a notice of appeal on July 24, 2004. The appeal has been fully briefed. Oral argument has been scheduled for April 30, 2007.

On September 23, 2005, in Bolloré S.A. v. Beydoun, CV05-1679 S, NATC and Bolloré filed a complaint in the United States District Court for the Western District of Louisiana against certain individuals and companies alleging that they had engaged in a conspiracy to manufacture and distribute counterfeit Zig-Zag cigarette papers in the United States. The complaint sought, among other things, an injunction and damages. The civil case follows the conviction on federal criminal counterfeiting charges of one of the alleged participants in the conspiracy. Discovery has concluded. NATC has resolved the matter with all defendants but one, and the trial date for that one remaining defendant is currently scheduled for June 2007.

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

On September 19, 2000, NTC was served with a second summons and complaint on behalf of 561 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). A total of five of these plaintiffs alleged use of a product currently manufactured by NTC. One of these plaintiffs does not specify the time period during which the product was allegedly used. Another alleges use that covers, in part, a period when NTC did not manufacture the product. On motion by cigarette company defendants, this claim was dismissed on February 11, 2004, for failure to follow the case management order. On a subsequent motion by the plaintiffs’ counsel to reconsider dismissal, all previously dismissed plaintiffs were given a chance to potentially revive their claims by providing additional information to the trial court by September 18, 2006. This plaintiff did not do so and the dismissal of his claim was reaffirmed by order dated October 16, 2006. Of the remaining three, one alleges consumption of a competitor’s chewing tobacco from 1966 to 2000 and NTC’s Beech-Nut chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of Beech-Nut chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of NTC’s Durango Ice chewing tobacco from 1990 to 2000 (although Durango Ice did not come onto the market until 1999).

In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482). On August 19, 2004, the Korene Lantz lawsuit was voluntarily dismissed by the plaintiff against all defendants including NTC. The Donald Nice lawsuit was dismissed on July 18, 2005 against all defendants including NTC for failure of the plaintiff to follow the case management order. On a subsequent motion by the plaintiffs’ counsel to reconsider dismissal, all previously dismissed plaintiffs were given a chance to potentially revive their claims by providing additional information to the Court by September 18, 2006. The additional information was submitted in a timely fashion on behalf of Plaintiff Nice and therefore, the July 15, 2005 dismissal of his claims has been conditionally vacated. At some point in the future, the trial court will decide whether sufficient evidence exists to allow the claim to proceed.

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

By opinion dated December 2, 2005, the Supreme Court of Appeals of West Virginia completed its review of a certified question arising from the trial court’s initial trial plan that had been established to resolve claims against the cigarette manufacturer defendants. The Supreme Court of West Virginia determined that the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell, 538 U.S. 408 (2003), did not preclude a trial plan in which Phase I of the plan would decide certain elements of liability and a punitive damages multiplier and Phase II would decide each plaintiff’s entitlement to compensatory damages and punitive damages based upon the multiplier determined in Phase I. The action was remanded to the circuit court to fashion a new trial plan for the consolidated cases. The trial court has now re-instituted the original trial plan with regard to the claims against the cigarette manufacturer defendants and has set the trial of “Phase I” to begin in March 2008. The trial court has not yet formulated a new trial plan with regard to the claims against the cigarette manufacturer defendants. The claims against the smokeless tobacco manufacturer defendants remain severed and indefinitely stayed. While the Company intends to defend these cases vigorously should they ever go to trial, and believes it has strong defenses, no assurances can be given the Company would prevail. If the Company were not to prevail, the result could be a material adverse event.

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

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the “Brunson Employment Agreement”) was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425,000 which was paid within ten business days after January 19, 2005, and an additional $425,000 which was paid in bi-weekly installments from January 20, 2005 through January 19, 2006. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc., which was acquired by the Company in 2003. Mr. Brunson’s last severance payment has been made and, pursuant to the Brunson Employment Agreement, Mr. Brunson has an option to require the Company to repurchase all or a portion of his shares of the Company at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. During the first quarter 2005 and twelve months ended December 31, 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

On January 23, 2006, Mr. Brunson filed a verified complaint against the Company in the Supreme Court of New York, County of Westchester, alleging breach of his employment agreement and related claims arising out of his resignation from employment with the Company. Mr. Brunson claims that he is entitled to $1.5 million in unpaid severance pay and at least $1.2 million in unpaid incentive bonus compensation under his employment agreement. Alternatively, Mr. Brunson seeks payment of the alleged unpaid incentive bonus compensation under differing, but related theories of recovery. Mr. Brunson also seeks payment of his attorneys’ fees. The Company disputed Mr. Brunson’s allegations and responded to Mr. Brunson’s complaint on March 31, 2006 by filing a motion to dismiss four of seven claims contained in Mr. Brunson’s complaint on the grounds that they were duplicative or otherwise improper. In a decision dated July 6, 2006, the Court granted the Company’s motion and dismissed four of seven claims contained in Mr. Brunson’s complaint. The Company answered Mr. Brunson’s remaining claims on July 27, 2006. Mr. Brunson and the Company reached an agreement in principle for a settlement, subject to final documentation and agreement, of any and all asserted or potential claims against the Company, pursuant to which the Company would pay Mr. Brunson $1.5 million and forgive his outstanding promissory note of $60,000 plus accrued interest. These amounts were recorded as an expense during the three months ended September 30, 2006. A settlement agreement was executed between the Company and Mr. Brunson on December 18, 2006 in the amount outlined above and paid on December 28, 2006.

On November 27, 2005, in Owens v. National Tobacco Company (Cal Super. Ct. Case No. BC343611), two former employees filed claims alleging racial and gender discrimination against the Company following the Company’s dismissal of those employees for poor performance. The parties reached a settlement, the terms of which were immaterial to the Company’s operations.

A&M is entitled to a fee based on improvement in the Company’s financial performance as measured against the Company’s 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company’s 2005 Business Plan. As of December 31, 2006, no related liability or expense has been recorded relating to financial performance improvements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Voting Common Stock, par value $.01 per share, 100% of which is owned by the Company.

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

In connection with the refinancing of NATC’s existing debt and preferred stock on February 17, 2004 (as described under Part I, Item 1, “Business – Evolution of the Company” above and in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below), the Company offered and sold $97.0 million aggregate principal amount at maturity (March 1, 2014) of senior discount notes. Interest on these notes will become payable semiannually in cash, at the rate of 12-1/4% per annum, commencing March 1, 2008. As the Company is a holding company with no operations or material assets other than the capital stock of NATC, its ability to make payments on such notes is dependent on the distribution of funds (through loans, dividends or otherwise) from NATC. It is currently contemplated that NATC will declare and pay dividends to fund the Company’s interest payment obligations under its notes.

The payment of dividends by NATC is subject to restrictions contained in (i) the Company’s Financing Agreement and (ii) the indenture governing NATC’s senior notes.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Net sales(1)	$117,627	$116,915	$115,320	$101,593	$94,425
Net income (loss)(1), (2), (3)	(12,032)	10,117	(34,922)	(6,241)	5,485
Net income (loss) applicable to common shares(1)	(12,032)	10,117	(36,535)	(13,516)	3,904
Basic earnings per common share:

Net income (loss) applicable to common shares	$(18.75)	$17.18	$(63.23)	$(25.59)	$7.39

Diluted earnings per common share:
Net income (loss) applicable to common shares	$(18.75)	$17.18	$(63.23)	$(25.59)	$5.87

Common stock cash dividends per share	$—	$—	$8.20	$—	$—

Balance Sheet Data (at end of period):
Total assets	$220,816	$225,784	$232,398	$243,644	$213,594

Total debt, including current maturities	$270,987	$263,195	$281,122	$191,986	$160,500

Mandatorily redeemable preferred stock	—	—	—	65,080	57,805

(1)	Net income (loss) and net income applicable to common shares for the year ended December 31, 2003, includes expenses of $7.4 million relating to the Republic judgment and $3.3 million relating to the terminated Star asset purchase agreement.
(2)	Net income (loss) and net income applicable to common shares for the year ended December 31, 2004, includes income of $4.5 million relating to the Republic judgment.
(3)	Includes federal excise taxes of $2,999, $3,158, $3,251, $1,899, and $1,684 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors have affected the Company’s results during the period of 2002 to 2006:

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

•

The impact of increased manufactured cigarette prices. Management believes such price increases have resulted in higher MYO cigarette sales. During the period of 2001 to 2006, a number of states increased their excise taxes on cigarettes. Management expects this trend to continue as more states seek additional sources of revenue to combat significant budget deficits.

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

•

Management Changes: On January 19, 2005, the Company engaged the firm of Alvarez & Marsal, LLC (“A&M”), a global professional services firm, specializing in providing interim senior management, restructuring and corporate advisory services, and appointed Mr. Douglas P. Rosefsky, a Managing Director of A&M, as Interim Chief Financial Officer upon the resignation of the Company’s former Chief Financial Officer. On April 11, 2005, Mr. Rosefsky was appointed President and Chief Executive Officer and the Company retained Mr. Brian C. Harriss as Senior Vice President and Chief Financial Officer. At the time of these appointments, Mr. Thomas Helms, Jr., formerly Chairman and Chief Executive Officer, was appointed Executive Chairman. On June 8, 2005, Mr. Lawrence S. Wexler, former President of NACC, was appointed Chief Operating Officer of the Company.

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

Results of Operations

For financial reporting purposes, the Company has three reporting segments: smokeless tobacco, which principally includes the sale of loose leaf chewing tobacco; MYO, which includes sales of premium cigarette papers and MYO tobacco and related products; and premium manufactured cigarettes. The Company launched its premium manufactured cigarette business late in the third quarter of 2003. To date, this business is in a developmental phase and its net sales results have not been significant while operating losses have been material. As a result of the Stoker acquisition, the Company also operates a catalog business which sells tobacco and non-tobacco products. The Stoker acquisition was completed on November 17, 2003.

Summary

The table and discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006		2005		2004
	(amounts in thousands)
Net sales	$117,627	100.0%	$116,915	100.0%	$115,320	100.0%
Cost of sales	53,260	45.3	56,654	48.4	58,617	50.8

Gross profit	64,367	54.7	60,261	51.6	56,703	49.2
Selling, general and administrative expenses	47,806	40.6	46,025	39.4	32,670	28.3
Amortization expense	662	0.6	441	0.4	462	0.4

Operating income	15,899	13.5	13,795	11.8	23,571	20.5
Interest expense, net, and deferred financing costs	27,081	23.0	31,853	27.2	31,283	27.1
Other income	—	—	28,403	24.3	—	—

Income (loss) before income taxes	(11,182)	(9.5)	10,345	8.8	(7,712)	(6.6)
Income tax expense	850	0.7	228	0.2	27,210	23.6

Net income (loss)	$(12,032)	(10.2)%	$10,117	8.7%	$(34,922)	(30.3)%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Net Sales. For 2006, net sales were $117.6 million, an increase of $0.7 million or 0.6% from the prior year.

Net sales of the smokeless tobacco segment increased to $48.8 million from $44.0 million or 11.0% from the prior year. This increase is due principally to an aggregate average price increase of approximately 10.7% instituted during the second and fourth quarters of 2006 coupled with trade allowance reductions and an increase in aggregate gross case sales to 354,689 from 352,764, or 0.5%. The average aggregate list price per case was $173.68 and $158.20 as of December 31, 2006 and 2005, respectively.

Net sales of the MYO segment decreased to $63.3 million from $67.6 or 6.3% from the prior year. This decrease is due principally to a reduction in aggregate gross case sales from 428,205 to 355,912, or 16.9%, partially offset by an aggregate average price increase of 3.4% instituted during the first and second quarters of 2006 coupled with trade allowance reductions. The aggregate case volume decreased due to the Company’s decision to withdraw its discount MYO tobaccos from the state of Michigan and greater competitive pricing activity in key MYO opportunity geographies. The average aggregate list price per case was $225.39 and $217.82 as of December 31, 2006 and 2005, respectively.

Gross Profit. For 2006, gross profit increased 6.8% to $64.4 million from $60.3 million for the prior year and gross margins increased to 54.7% from 51.6%.

Gross profit of the smokeless tobacco segment increased to $24.9 million in 2006 from $20.7 million for the prior year, or 22.2%. Gross margin for this segment increased to 51.1% of net sales for the current period from 46.4% in the prior year due primarily to the aggregate average price increase of approximately 10.7% and a reduction in manufacturing costs, partially offset by an increase in case sales of lower margin products.

Gross Profit of the MYO segment decreased 1.9% to $36.3 million from $37.0 million in 2006. The gross margin of the MYO segment increased to 57.4% for net sales for the current period from 54.8% in the prior year. This increase in gross margin was due principally to an aggregate average price increase of approximately 3.4% and a reduction in manufacturing costs, principally due to an aggregate average exchange rate lower than the prior year, partially offset by a reduction in total case sales volume with a higher case sales reduction in lower margin products.

Currency. Currency movements and suppliers’ price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bolloré on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. In July 2005, the Board of the Company approved the Company’s Foreign Exchange Risk Management Policy and Procedures. During 2006, the Company executed various forward contracts for the purchase of 14.0 million Euros with maturity dates from March 6, 2006 to April 20, 2007. As of December 31, 2006, the Company recognized a gain of approximately 0.01 million. On December 31, 2006, contracts with a total Euro commitment of 0.4 million with maturity dates from March 23, 2007 to April 20, 2007 were outstanding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2006 increased 3.9% to $47.8 million from the prior year’s $46.0 million. This increase was due primarily to the settlement with Mr. Brunson of approximately $1.5 million and a write down to net realizable value of approximately $1.1 million relating to the Helms note, offset primarily by a decrease in compensation expense.

Amortization Expense. Amortization of goodwill was eliminated effective January 1, 2002. Amortization expense totaling $0.7 million for the year ending December 31, 2006 related to the intangible assets acquired from Stoker.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $27.1 million in 2006 from $31.9 million for the prior year. This decrease was the due principally to lower average outstanding indebtedness.

Other Expense (Income). Other income of $28.4 million in 2005 is related to the gain on the repurchase of the Senior Discount Notes during 2005. There was no Other expense (income) in 2006.

Income Tax Expense. The Company has determined that at December 31, 2006, its ability to realize future benefits of net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”. Therefore, a valuation allowance has been recorded. The Company has determined in calculating the valuation allowance that only deferred tax liabilities relating to property, plant and equipment should be netted against deferred tax assets in determing the amount of the valuation allowance. Deferred tax expense related to inventories and tax-deductible goodwill, as well as actual incurred tax expense is being recorded in 2006. In 2005, only deferred tax expense related to inventories and tax-deductible goodwill was recorded. Tax expense for the years ended December 31, 2006 and 2005 was $0.9 million and $0.2 million, respectively. As of December 31, 2006, a valuation allowance continues to be recorded.

Net Income (Loss). Due to the factors described above, the Company incurred a net loss of $12.0 million for 2006 compared to net income of $10.1 million for 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Net Sales. For 2005, net sales were $116.9 million, an increase of $1.6 million or 1.4% from the prior year.

Net sales of the smokeless tobacco segment decreased from $46.2 million to $44.0 million or 4.7% from the prior year. This is due principally to an aggregate average price increase of 5.3% instituted during the second quarter of 2005 coupled with trade allowance reductions partially offset by a decrease in aggregate gross case sales to 352,764 from 383,856 or 8.1%. As of December 31, 2005 and 2004, the average aggregate list price per case was $158.20 and $150.47, respectively.

Net sales of the MYO segment increased from $63.5 million to $67.6 million or 6.3% from the prior year. This increase was due to an aggregate average price increase of 7.1% instituted during the second quarter of 2005 coupled with trade allowance reductions and an increase in aggregate gross case sales to 428,205 from 399,087 or 6.8%. The aggregate case volume increase was due principally the continuing recovery from counterfeiting activity coupled with increases in prices and taxes of manufactured cigarettes. The average aggregate list price per case was $217.82 and $203.13 as of December 31, 2005 and 2004, respectively.

Gross Profit. For 2005, gross profit increased 6.3% to $60.3 million from $56.7 million for the prior year and gross margins increased to 51.6% from 49.2%.

Gross profit of the smokeless tobacco segment decreased to $20.4 million in 2005 from $20.8 million for the prior year, or 1.8%. Gross margin of this segment increased to 46.4% of net sales in 2005 from 45.0% of net sales for the prior year. This increase is attributed primarily to the aggregate average price increase of 5.3% instituted during the second quarter of 2005.

Gross Profit of the MYO segment increased 12.8% to $37.0 million from $32.8 million in 2004. The gross margin of the MYO segment increased to 54.8% of net sales for the current period from 50.9% in the prior year. This increase in gross margin was due principally to an aggregate average price increase of approximately 7.1%, a reduction in manufacturing costs, principally due to an aggregate average exchange rate lower than the prior year and an increase in aggregate gross case sales.

Currency. Currency movements and suppliers’ price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bolloré on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. In July 2005, the Board of the Company approved the Company’s Foreign Exchange Risk Management Policy and Procedures. During 2005, the Company executed various forward contracts for the purchase of 6.7 million Euros with maturity dates from October 20, 2005 to July 28, 2006. As of December 31, 2005, the Company recognized a loss of approximately $0.06 million. On December 31, 2005, contracts with a total Euro commitment of $3.9 million with maturity dates from March 3, 2006 to July 28, 2006 were outstanding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2005 increased 40.7% to $46.0 million from the prior year’s $32.7 million. This increase was due primarily to restructuring costs of approximately $5.9 million, $2.1 million related primarily to legal expenses incurred to combat counterfeiting, $0.5 million compensation expense and shipping costs of $0.5 million. In 2004, the Company received $4.5 million associated with the reduction in the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc.

Amortization Expense. Amortization of goodwill was eliminated effective January 1, 2002. Amortization expense totaling $0.4 million for the year ending December 31, 2005 related to the intangible assets acquired from Stoker.

Interest Expense and Financing Costs. Interest expense and deferred financing costs increased to $31.9 million in 2005 from $31.3 million for the prior year. This increase was the result of a full year of amortization expense relating to the Senior Discount Notes.

Other Expense (Income). Other income of $28.4 million in 2005 is related to the gain on the repurchase of the Senior Discount Notes during 2005. There was no Other expense (income) in 2004.

Income Tax Expense. Income tax expense was $0.2 million for 2005. Income tax expense was $27.2 million for 2004, reflecting the net loss of the Company and the recording of the valuation reserve relating to the realization of the net deferred taxes of $26.5 million. The valuation reserve as of December 31, 2005 is $29.6 million.

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

Working capital was $16.2 million at December 31, 2006 compared to $19.5 million at December 31, 2005. This decrease was the result of an increase in the revolving credit facility of $3.6 million and a decrease in inventory and other current assets of $2.9 million, partially offset by a decrease in accounts payable and accrued expenses of $2.2 million and a higher cash balance of $1.3 million.

During 2006, the Company had $1.7 million in capital expenditures. The Company believes that its capital expenditure requirements for 2007 will be between $2.0 million and $3.0 million.

For the year ended December 31, 2006, net cash used in operating activities was $0.7 million compared with net cash provided by operating activities of $2.0 million for the year ended December 31, 2005. This change was due primarily to the reduction in accounts payables partially offset by a reduction in accrued expenses.

For the year ended December 31, 2006, net cash used in investing activities was $1.7 million compared with $4.8 million for the year ended December 31, 2005. This change was due to investing in capital expenditures.

For the year ended December 31, 2006, net cash provided by financing activities was $3.7 million compared with $1.0 million for the year ended December 31, 2005. This change was due primarily to borrowings related to the revolving credit facilities in 2006.

On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of the Senior Notes (the “Senior Notes”) by NATC, (2) NATC entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to NATC and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Company.

The Senior Notes are senior unsecured obligations of NATC, mature on March 1, 2012 and are guaranteed on a senior unsecured basis by all of NATC’s existing and certain of its future subsidiaries. The Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and interest is payable semiannually on March 1 and September 1 of each year. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes. NATC or the Company may from time to time seek to retire all or a portion of the Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

On and after March 1, 2008, the Senior Notes are redeemable, at NATC’s option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Year	Redemption Price
2008	104.625%
2009	102.313%
2010 and thereafter	100.000%

In addition, prior to March 1, 2008, NATC may redeem the Senior Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus a “make-whole” premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

The Senior Notes limit the incurrence of additional indebtedness, the payment of dividends, entering into transactions with affiliates, asset sales, engaging in mergers or acquisitions, creating liens or other encumbrances on assets, and other matters.

See the discussion of the proposed Exchange Transaction under Item 1. “Business – Evolution of the Company.”

On June 16, 2005, NATC refinanced the 2004 Credit Agreement by entering into the Financing Agreement with various financial institutions (“Lenders”) and Fortress Credit Corp., as agent for the Lenders (“Agent”). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). As of December 31, 2006, NATC had an outstanding balance of $3.6 million on the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. NATC and its subsidiaries will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Company and each of NATC’s current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Company’s and its direct and indirect subsidiaries’ current and future assets and property. The collateral includes a pledge by the Company of its equity interest in NATC and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company’s option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of the Company’s secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement. As of December 31, 2006, the interest rate on the Company’s term loan and revolving credit facility was 8.875% and 9.25%, respectively.

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

Concurrently with the offering of the Senior Notes, the Company issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the “Senior Discount Notes”). Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to NATC. The Senior Discount Notes are the Company’s senior obligations and are unsecured, ranking equally in right of payment to all of the Company’s future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Senior Discount Notes, and will be effectively subordinated to any secured obligations of the Company to the extent of the assets securing those obligations. The Senior Discount Notes are not guaranteed by NATC or any of its subsidiaries and are structurally subordinated to all of NATC and its subsidiaries’ obligations, including the Senior Notes. The Company or NATC may from time to time seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise. For a description of the Company’s repurchase of Senior Discount Notes, see Note 5 to the consolidated financial statements contained herein.

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

The Company is dependent on NATC’s cash flows to service its debt. The amount of cash interest to be paid during the next five years is as follows: $0 in each of 2007 and March 1, 2008; approximately $2,628 payable on September 1, 2008 and approximately $2,628 payable on each of March 1 and September 1, 2009, 2010, 2011 and thereafter until maturity.

On October 1, 2006, the Company and NATC (collectively, the “Companies”) retained Lazard Frères & Co. LLC (“Lazard”) as the Companies’ financial advisor to assist the Companies in exploring and evaluating potential alternatives relating to a financial recapitalization of the Companies. In consultation with Lazard, the Companies considered various recapitalization alternatives, including an exchange (the “Exchange Transaction”) of the Company’s outstanding 12.25% Senior Discount Notes due 2014 (the “Senior Discount Notes”), which were issued pursuant to that certain Indenture, dated as of February 17, 2004, between the Company and Wells Fargo Bank Minnesota, National Association, a national banking association (“Wells Fargo”), as Indenture Trustee, and a majority of NATC’s outstanding 9.25% Senior Notes due 2012 (the “Senior Notes”), which were issued pursuant to that certain Indenture, dated as of February 17, 2004, among NATC, the guarantors listed on the signature pages thereto and Wells Fargo, as Indenture Trustee, for new second lien secured notes of NATC (the “Second Lien Notes”).

The Companies, with the assistance of Lazard, have held discussions with various holders of Senior Discount Notes and Senior Notes regarding the Exchange Transaction. As of the date of this filing, holders of 76.9% of the aggregate amount outstanding of the Senior Discount Notes and 54.84% of the aggregate amount outstanding of the Senior Notes have entered into written agreements in principle to participate in the Exchange Transaction on substantially the terms set forth in the Indicative Summary of Terms and Conditions (the “Term Sheet”), which was filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007. The exchange ratio would be $950 principal amount and $812.50 principal amount of Second Lien Notes for each $1,000 principal amount of Senior Notes and Senior Discount Notes, respectively. The Exchange Transaction would be offered to the holders of at least a majority and up to 100% of the outstanding Senior Discount Notes and to certain holders of at least a majority and up to 55% of the outstanding Senior Notes. As part of the Exchange Transaction, the existing Indentures for the Senior Discount Notes and Senior Notes would be amended to eliminate many of the covenants and events of default contained therein. The Companies’ obligations to file reports with the Securities and Exchange Commission would terminate if the Exchange Transaction is consummated, although it would continue to make its financial statements and certain other information available to the indenture trustee for the Second Lien Notes and on a password protected website. The foregoing discussion of the Exchange Transaction and the Term Sheet is qualified in its entirety by reference to the full text of the Term Sheet, which was filed on March 21, 2007 as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K and is incorporated herein by reference. There can be no assurance, however, that this process will result in a definitive transaction, or as to the final terms thereof, or any other recapitalization transaction by the Companies. Any offering or issuance of the Second Lien Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under, or an applicable exemption from the registration requirements of, such Act.

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

As discussed in “Item. 1 Business – State Attorney General Settlement Agreements,” in order to be in compliance with the MSA and subsequent states’ statutes, the Company is required to fund an escrow account with each of the settling states based on the number of cigarettes or cigarette equivalents (i.e., the pounds of MYO smoking tobacco) sold in such state. Funding of the escrow deposit by the Company in 2006 was $3.4 million in respect of sales of MYO smoking products in 2005 and $0.6 million in respect of sales of MYO smoking products in 2006. The Company estimates the total deposits will be $3.0 million in 2007 relating to 2006 sales.

The following table summarizes the Company’s contractual obligations at December 31, 2006 after giving effect to the refinancing of the Company’s existing debt and preferred stock (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior discount notes	$42,900	$—	$—	$42,900	$—
Senior notes	200,000	—	—	200,000	—
Interest on senior notes	101,750	18,500	55,500	27,750	—
Financing Agreement	33,600	3,600	30,000	—	—
Interest on Financing Agreement	9,283	2,723	6,560	—	—
Purchase obligations	13,054	13,054	—	—	—
Operating leases	4,123	1,220	1,724	688	491

	$404,710	$39,097	$93,784	$271,338	$491

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

Critical Accounting Policies

The Company believes the accounting policies below represent its critical accounting policies due to the estimation process involved in each. See Note 4, to the consolidated financial statements for a detailed discussion of the Company’s accounting policies.

Goodwill and Other Intangible Assets – The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach that first compares the book value to the fair value, no impairment exists if the fair value exceeds book value. If an impairment exists then step 2 measures the amount of the impairment. The goodwill balances attributable to each of the Company’s reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31 each year. Fair value was determined by the Company through a projection of volumes, pricing, costs and inflation by segment and subsidiary, a projection of working capital and capital spending, and residual value at the end of the projection period to capitalize the future value of cash flows beyond the years projected; the overall resulting projected cash flows are discounted at a risk adjusted discount rate. The projections and valuations are analyzed against the yearend asset carrying value and a determination is made about the carrying value of goodwill and other intangible assets. The valuation process is most sensitive to the residual value and discount rate assumptions. If the residual value decreased by 5% and the discount rate increased by 5%, the computed value of goodwill and other intangible assets would still exceed the carrying value and no impairment would be necessary. The potential impairment of goodwill and other intangible assets does not lend itself to a retrospective review based on subsequent events or transactions as no real market transactions have occurred which could be used for such a review. The Company has not sold or disposed of any intangible asset. Variables such as projected volumes, pricing, costs, etc, are compared to future achieved results annually and such knowledge is used to assist in the determination of such factors for future computations. The Company has reported that no such impairment of goodwill and other intangible assets has occurred as of December 31, 2006.

Taxes – The Company has provided a valuation allowance to reduce its net deferred income tax assets since it is management’s judgment that it is not “more likely than not” to be able to realize these benefits before they expire. Accordingly, an adjustment to the net deferred income tax assets has been charged to earnings for the year ending December 31, 2006.

Contingencies – Note 21 of the consolidated financial statements contained herein discusses various litigation matters that impact the Company. No loss or gain contingencies have been recorded for these matters because Management believes that it is “not probable” that a loss has been incurred or an asset realized as outlined in Statement of Accounting Standards No. 5, Accounting for Contingencies, as applied on a case by case basis. Future events may result in different conclusions, which could have a material impact, either positively or negatively, on the results or financial condition of the Company.

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

Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under its Financing Agreement. The Company’s credit facility bears interest at rates which vary with changes in LIBOR or the prime rate. As of December 31, 2006, $33.6 million of the Company’s debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the

Company’s consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $0.3+ million per year.

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

NAOC regularly reviews its foreign currency risk and its hedging programs and may as part of that review determine at any time to change its hedging policy. During 2005, the Company approved, adopted and instituted a formal Foreign Exchange Currency Policy and more actively contracted for the forward purchase of Euros. On December 31, 2006, the Company had outstanding purchase commitments of Euro 4.3 million. A 10% gain or loss in the value of the U.S. dollar versus the Euro would result in a gain or loss of $0.6 million. On December 31, 2006, the Company had firm foreign currency contracts to purchase a total amount of Euros 0.4 million. A 10% gain or loss in the value of the U.S. dollar would result in a loss or gain of $0.1 million.

Item 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the reports of McGladrey & Pullen, LLP and PricewaterhouseCoopers LLP, independent registered public accounting firms, with respect thereto, referred to in the Index to Financial Statements of the Company contained in Item 15(a), appear on pages F-1 through F-30 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 16, 2006, the Audit Committee of the Board of Directors of the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm and engaged McGladrey & Pullen, LLP (“McGladrey”) as the Company’s new independent registered public accounting firm, effective immediately. During the Company’s fiscal years ended December 31, 2004 and December 31, 2005 and through May 16, 2006, McGladrey was not consulted by the Company regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (2) any matter that was the subject of a disagreement or a reportable event (as those terms are defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, of Regulation S-K).

During the Company’s two fiscal years ended December 31, 2004 and December 31, 2005 and through May 16, 2006, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the financial statements of the Company for such years.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company had previously determined that, as of December 31, 2005, it had a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2004 annual and first quarter 2005 consolidated financial statements. In addition this control deficiency could have resulted in a misstatement to deferred tax valuation allowance that could have resulted in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that at December 31, 2005, this control deficiency constituted a material weakness.

Management’s Remediation Plan

During the fiscal quarter ended September 30, 2005, the Company took remedial steps to eliminate this material weakness, including engaging the services of an independent accounting firm, other than the Company’s auditors, with appropriate levels of income tax accounting knowledge and expertise to assist in the review of complex tax matters. This public accounting firm reviewed the Company’s income tax provision and valuation of deferred income tax assets and liabilities for the year ended December 31, 2006. As of December 31, 2006, these remediation efforts, and the Company’s evaluation of its internal controls over the valuation of deferred income tax assets, were concluded.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table sets forth the name, position with the Company and age of each member of the Board of Directors and each executive officer of the Company as of the date of this filing. See “Election of Directors” below.

Name	Age	Position
Thomas F. Helms, Jr.	66	Executive Chairman of the Board
Jack Africk*	78	Director
Gregory H.A. Baxter*†	53	Director
Geoffrey J. F. Gorman*†	50	Director
Douglas P. Rosefsky	38	Chief Executive Officer
Brian C. Harriss	58	Chief Financial Officer
Lawrence S. Wexler	54	Chief Operating Officer
James W. Dobbins	47	Senior Vice President—General Counsel and Secretary
James M. Murray	46	Senior Vice President—Market Planning & Strategy

*	Audit committee members.
†	Finance committee members.

Thomas F. Helms, Jr. Thomas F. Helms, Jr. has been Chairman of the Board since June 1997 and was Chief Executive Officer from June 1997 to April 2005 and President from January to April 2005. On February 21, 2006, the Company entered into an Employment Agreement dated as of February 14, 2006 with Mr. Helms, providing for his employment with the Company as Executive Chairman of the Board (and for him to serve as an officer or director of any subsidiary or affiliates of the Company, without any additional compensation), effective May 17, 2006. He is also the Executive Chairman of the Board of Directors and a Director, and formerly served as Chief Executive Officer and President, of the Company; a Director, and formally served as the President, of NTC; a Director, and Formerly served as the President, of NACC; formerly served as the President of National Tobacco Finance Corporation; the Executive Chairman of the Board of Directors and a Director, and formerly served as President and Chief Executive Officer, of NAOC; the Executive Chairman and a Director, and formerly served as President, of each of Stoker, Inc., Fred Stoker & Sons, Inc. and RBJ Sales, Inc. In 1988, Mr. Helms formed National Tobacco Company, L.P., which acquired certain loose leaf chewing tobacco assets of Lorillard, Inc. Mr. Helms also served as President and Chief Executive Officer of Culbro Corporation’s smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. From 1964 to 1979, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon, Inc.

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

Gregory H. A. Baxter. Gregory Baxter has served as a Director of the Company since April 18, 2006. Mr. Baxter has been an independent consultant from May 2005 to the present. He was a Managing Director and Head, Hedge Fund Sales and Marketing, at Diaz & Altshul Capital Management, LLC, a hedge fund, from September 2003 to May 2005 and was a Managing Director and Head, Generalist /Cross-Border Mergers & Acquisitions, at SG Cowen Securities Corporation, an investment bank, from June 2000 to May 2002.

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

Audit Committee Financial Expert

The Board of Directors has determined that Geoffrey J.F. Gorman qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The Board of Directors has further determined that Mr. Gorman is “independent” as such term is defined by Rule 4200 of the NASDAQ Marketplace Rules and in the rules and regulations of the Securities and Exchange Commission.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics has been approved by its Board of Directors and applies to all of its executive officers and directors, including its principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to its business.

The Company undertakes to provide without charge to any person, upon request, a copy of its Code of Business Conduct and Ethics. Requests should be directed in writing to North Atlantic Holding Company, Inc., Attention: General Counsel, 3029 West Muhammad Ali Boulevard, Louisville, Kentucky 40212.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Company’s Board of Directors (“the Board”) is empowered to review and approve the annual compensation and compensation procedures for the executive officers of the Company including the Chairman, the Chief Executive Officer, the Senior Vice President and Chief Operating Officer, the Senior Vice President and Chief Financial Officer, and the Senior Vice President, General Counsel and Secretary. The Company does not have a Compensation Committee.

Objectives of Compensation Program

One objective of our compensation program, including our executive compensation program, is to attract and retain qualified, energetic employees who are enthusiastic about the Company’s mission and culture. A further objective of our compensation program is to provide incentives and reward each senior executive for his or her contribution to the Company’s growth and operating and financial improvement. In addition, we strive to promote an ownership mentality among employees, key leadership executives and the members of the Board.

What the Company’s Compensation Program is Designed to Reward

The Company’s compensation program is designed to reward business success and each senior executive’s contribution to the Company’s operating and financial improvement. In measuring a senior executive’s contribution to the Company, the Board considers the Company’s growth and financial and operating performance through reference to the following metrics: Earnings before Interest, Taxes, Depreciation, Amortization and Restructuring, as defined in the Company’s bank credit agreement (“EBITDAR”), operating cashflow and outstanding debt. The Company also considers an executive’s performance in managing the Company in light of general economic conditions as well as specific Company, industry and competitive conditions. The Company’s senior executives participate in a discretionary incentive bonus compensation plan based on the Board’s assessment of the Company’s annual EBITDAR performance and individual performance. The incentive bonus compensation paid to the senior executives for fiscal year 2006 is based upon final 2006 EBITDAR performance as assessed by the Board based upon the Company’s audited financial statements and his or her individual performance during 2006.

Elements of Company’s Compensation Plan, Why We Utilize Each and How They Relate to Objectives

Elements of compensation executives include: salary, bonus, restricted stock, Company health, dental and vision insurance plans, term life and disability insurance, perquisites and a Company match to the 401K plan. Effective December 31, 2003, the Company froze its defined benefit retirement plan for its salaried employees although two executives retain benefits under this plan.

Annual executive officer compensation consists of a base salary component and the discretionary bonus element discussed above. It is the Board’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated leadership team while remaining within a range appropriate for the Company’s industry. The discretionary bonus is included in compensation to align the senior executives’ financial incentives with the interests of the Company’s shareholders, which the Board currently assesses with reference to the Company’s operating cashflow, EBITDAR and outstanding debt.

Certain of the Company’s senior executives are also eligible to receive grants of non-qualified stock options and restricted stock under the Company’s 2006 Equity Incentive Plan (the “Plan”), which the Board of Directors of the Company adopted on February 8, 2006. Grants under the Plan may be awarded on a discretionary basis by the Board of Directors of the Company (or by a committee appointed by such Board). Pursuant to the Plan, 175,503 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals including future employment, time vesting, performance criteria, EBITDAR and outstanding debt. The performance criteria will be set annually by the Board at its discretion.

Pursuant to the Plan and individual award agreements, certain of the Company’s executive officers have received grants of restricted stock as follows: 20,000 shares have been granted to Mr. Harriss, 24,000 shares have been granted to Mr. Wexler and 8,000 shares have been granted to Mr. Dobbins. As a condition of the awards, any and all stock options (vested or otherwise) previously granted to these individuals, all of which were significantly out-of-the-money, were immediately cancelled as of the date of the award. The cancellation of all stock options as a condition of the restricted stock awards was included in the Plan in order to reduce the amount of fully diluted stock outstanding upon the issuance and vesting of stock under the Plan. Each of these grants vest in part based on the passage of time, in annual installments over a period of four years, and in part based on the Company’s annual performance measured in terms of the achievement of EBITDAR and outstanding debt, also in annual installments over a period of four years. Under the Plan, 40% of the award vests with the passage of time, 40% is based upon EBITDAR goals, and 20% is based upon outstanding debt goals. The Company feels it is appropriate to base a portion of the award on time and the balance on performance against meaningful financial measures with an emphasis on EBITDAR as a surrogate for cash flow improvement, but also with a reference to the Company’s debt levels in the light of the Company’s leverage. Vesting is also subject to acceleration in the event of a change of control (which includes certain changes in the voting power to elect the directors of the Company; certain changes in the composition of the Board of Directors of the Company; or a sale or other disposition of all or substantially all of the assets of the Company and its subsidiaries). These awards are also subject to forfeiture in certain circumstances, including upon termination of the grantee’s services by the Company for cause (“cause” includes a conviction of, or plea of guilty or nolo contendere to, a felony; a willful and intentional breach of any covenants contained in the grantee’s individual award agreement; and gross negligence or willful misconduct in the performance of the grantee’s duties).

The Company’s policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain qualified, energetic senior managers, while providing incentives to maximize long-term value for, and growth of, the Company. We provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific short-term goals. We provide non-cash compensation in the form of restricted stock to reward performance against long-term strategic goals.

The Company provides Company health, dental and vision insurance plans, term life and disability insurance, perquisites, and a Company match to the 401K plan to all employees, and senior executives may elect to participate in these plans on the same basis and terms as all employees. In 2006, the Company amended existing employment agreements to reduce and eliminate most perquisites. Mr. Harriss and Mr. Wexler currently receive a car allowance. Mr. Helms receives a car allowance, a parking garage allowance, and a paid club membership up to $3,000. Effective December 31, 2003, the Company froze its defined benefit retirement plan for its salaried employees. Mr. Helms and Mr. Dobbins retain certain benefits under this plan.

How the Company Determines Amounts and/or Formulas for Each Element

Each senior executive’s current and prior compensation is considered in setting future compensation. Compensation is based on the market to the extent that senior executives join the Company through the process of retained search during which the search firm provides the Company with potential candidates and with information on competitive compensation in the market. The key elements of the Company’s compensation (e.g., base salary, discretionary bonus and restricted stock grants) are similar to the elements used by other companies. The exact base pay, discretionary bonus and restricted stock grant are chosen in an attempt to attract and retain senior management. Operating cashflow as expressed as EBITDAR is currently utilized by the Board for determining discretionary bonus compensation because it believes it is an appropriate financial framework management can use to help make decisions that create shareholder value during an annual operating year. EBITDAR and outstanding debt performance are utilized by the Board for determining longer-tern compensation as captured in the restricted stock awards because it believes these are critical factors in aligning executive retention and incentives with the creation of shareholder value over a longer term horizon by improving the Company’s growth and operating and financial improvement.

Thomas F. Helms, Jr.

On February 21, 2006, the Company entered into an Employment Agreement dated as of February 14, 2006 with Mr. Helms providing for his employment with the Company as Executive Chairman of the Board (and for him to serve as an officer or director of any subsidiary or affiliate of the Company, without any additional compensation). Pursuant to such agreement, Mr. Helms receives an annual base salary of $482,000, is entitled to all rights and benefits for which he is eligible under any incentive program, retirement, pension, disability, health and other insurance and other perquisites, as more fully described in “- Employment Agreements – Thomas F. Helms, Jr.” below. In addition, the interest payments on certain loan obligations of Mr. Helms (see Item 13 “Certain Relationships and Related Transactions, and Director Independence” below), otherwise payable by Mr. Helms in March 2006 and March 2007, may be deferred until maturity of such obligations in March 2008. The terms of Mr. Helms’ employment were approved by the members of the Board of Directors other than Mr. Helms following negotiations between Mr. Helms and the remaining members of the Board of Directors in which each side was independently represented by counsel.

Board of Directors Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in this Annual Report on Form 10-K. Based on the reviews and discussions referred to above, we have determined that the Compensation Discussion and Analysis referred to above should be included in the Company’s 2006 Annual Report on Form 10-K.

Board of Directors:

Thomas F. Helms, Jr.

Jack Africk

Gregory H.A. Baxter

Geoffrey J.F. Gorman

Summary Compensation Table for Fiscal Year 2006

The following table includes information concerning compensation for the fiscal year ended December 31, 2006 for the Company’s Chief Executive Officer, Chief Financial Officer and three next most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)(b)	Nonqualified Deferred Compensation Earnings ($)(c)(d)	All Other Compensation ($)(e)	Total ($)
Douglas P. Rosefsky, Chief Executive Officer & President	2006	—	—	—	—	—	—

Thomas F. Helms, Jr., Chairman	2006	482,000			34,442	105,914	622,356

Lawrence S. Wexler, Senior Vice President & Chief Operating Officer	2006	394,625	166,979	240		15,242	577,086

Brian C. Harriss, Senior Vice President & Chief Financial Officer	2006	322,875	118,125	200		11,496	452,696

James W. Dobbins, Senior Vice President, General Counsel & Secretary	2006	244,423	56,000	80	5,184	6,327	312,014

(a)	The value of the restricted stock awarded under the Company’s 2006 Equity Incentive Plan was determined by referencing an independent external valuation prepared in 2005 and reviewed in early 2006. The stock was valued at $.01 per share. For financial statement purposes under FAS 123(R), the Company fully expensed all the restricted stock awarded under the Plan in the 2006 fiscal year.

(b)	As a condition of the awards granted under the Company’s 2006 Equity Incentive Plan, any and all stock options (vested or otherwise) previously granted to these individuals, all of which were significantly out-of-the-money, were immediately cancelled as of the date of the award. The cancellation of all stock options as a condition of the restricted stock awards was included in the Plan in order to reduce the amount of fully diluted stock outstanding upon the issuance and vesting of stock under the Plan.
(c)	The Company does not have any non-qualified deferred compensation plans. See “All Other Compensation for 2006” below.
(d)	All amounts are attributable to aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under all defined benefit and actuarial pension plans.
(e)	See “All Other Compensation for 2006” below.

All Other Compensation for Fiscal Year 2006

The following table summarizes information about all other compensation for executive officers by type for the fiscal year ended December 31, 2006.

Name	Personal Use of Company Car/Parking/Car Allowance (e)	Financial Planning (f)	Club Dues (g)	Insurance (h)	Company Contribution to 401(k) Plans ($) (i)	Total
Douglas P. Rosefsky, President & Chief Executive Officer	—	—	—	—	—	—

Thomas F. Helms Jr., Chairman (a)	25,365	58,900	3,815	13,084	4,750	105,914

Larry Wexler: Senior Vice President & Chief Operating Officer (b)	10,492	—	—	—	4,750	15,242

Brian C. Harriss, Senior Vice President & Chief Financial Officer (c)	8,996	—	—	—	2,500	11,496

James W. Dobbins, Senior Vice President, General Counsel & Secretary (d)	—	—	845	—	5,482	6,327

(a)	Mr. Helms received $105,914 in perquisites and other personal benefits including: leased company car, $17,619; financial and estate planning allowance, $58,900; reimbursement for garage parking, $7,191; commuting expense, $555; reimbursement for personal life insurance policy, $13,084; club dues of $3,815; and Company match contribution to 401K, $4,750.
(b)	Mr. Wexler received $15,242 in perquisites and other personal benefits including: leased company car, $10,491; and Company match contribution to 401K, $4,750.
(c)	Mr. Harriss received $11,496 in perquisites and other personal benefits including: car allowance, $8,996; and Company match contribution to 401K, $2,500.
(d)	Mr. Dobbins received $6,327 in perquisites and other personal benefits including: club dues, $845; and Company match contribution to 401K, $5,482.
(e)	The methodology used for computing the aggregate incremental cost of the use of a company car, parking and a car allowance is the actual cost to the Company.
(f)	The methodology used for computing the aggregate incremental cost of financial planning is the actual cost to the Company. Financial planning is provided to the executives in the form of a dollar allowance to be used in connection therewith.

(g)	The methodology used for computing the aggregate incremental cost of club dues is the actual cost to the Company. Executives are reimbursed for club dues up to a certain limit.
(h)	The methodology used for computing the aggregate incremental cost of insurance benefits is the actual cost to the Company.
(i)	The methodology used for computing the aggregate incremental cost of the Company’s matching 401K contributions is the actual cost to the Company.

Employment Agreements

Douglas P. Rosefsky

Douglas P. Rosefsky, President & Chief Executive Officer of the Company, is not employed directly by the Company. Mr. Rosefsky serves as an executive of the Company pursuant to an engagement with the management firm of Alvarez & Marsal, LLC. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Thomas F. Helms, Jr.

Thomas F. Helms, Jr., current Chairman of the Board and former Chief Executive Officer of the Company, was party to an employment agreement with the Company, dated May 17, 1996 (the “Helms Employment Agreement”), pursuant to which Mr. Helms was entitled to receive an annual base salary of $300,000, which was to be reviewed annually, plus a bonus in accordance with the Company’s 1999 Executive Plan and various other benefits and perquisites. The Helms Employment Agreement provided for a three-year term, renewable annually, and was terminable at will except with respect to severance. In 2005, Mr. Helms’ salary was $725,000. In the event of a termination of his employment by the Company without cause, Mr. Helms would have been entitled to severance payments totaling, in the aggregate, $725,000, and a continuation of his benefits.

On February 14, 2006, NTC, a subsidiary of the Company, delivered a notice to Mr. Helms terminating the Helms Employment Agreement effective upon the conclusion of the renewal term ending May 16, 2006. On February 21, 2006, the Company entered into an Employment Agreement dated as of February 14, 2006 (the “New Helms Employment Agreement”) with Mr. Helms providing for his employment with the Company as Executive Chairman of the Board (and for him to serve as an officer or director of any subsidiary or affiliate of the Company, without any additional compensation), effective May 17, 2006. Pursuant to the New Helms Employment Agreement, Mr. Helms receives an annual base salary of $482,000, to be reviewed annually. The New Helms Employment Agreement provides for a one-year term (beginning May 17, 2006), renewable automatically on an annual basis unless notice of non-renewal is given by either party at least 90 days prior to the end of the renewal term. Mr. Helms is entitled to all rights and benefits for which he is eligible under any incentive program, retirement, retirement savings, profit sharing, pension or welfare benefit plan, life, disability, health, dental, hospitalization and other forms of insurance and all other so called “fringe” benefits or perquisites, in each case at the level as is generally provided to other senior executives of the Company. In addition, he is entitled to be reimbursed by the Company for the cost of one automobile lease, the cost of one parking garage space for the leased automobile and the cost of one club membership, and the interest payments on certain loan obligations of Mr. Helms (see Item 13, “Certain Relationships and Related Transactions, and Director Independence”), otherwise payable by Mr. Helms in March 2006 and March 2007, may be deferred until maturity of such obligations in March 2008. Following a termination of his employment by the Company without “cause” (which includes a felony conviction not subject to further appeal; commission of an act of fraud or embezzlement against the Company or any affiliate; willful and deliberate gross misconduct which is materially detrimental to the Company or any affiliate; failure to cure a material breach of any agreement with the Company or any affiliate; or gross insubordination (as further defined in the New Helms Employment Agreement) to the organizational authority of the Company) or by Mr. Helms for “good reason” (which includes the assignment to Mr. Helms of any duties inconsistent with his position or a material adverse alteration in the nature or status of his responsibilities; failure by the Company to pay or provide any amount of compensation, expense reimbursement or benefit; or a failure to cure a material breach by the Company of its obligations under the New Helms Employment Agreement), Mr. Helms is entitled to receive severance payments equal to 12 months of his then current salary, which would currently total, in the aggregate, $482,000, and a continuation of benefits. The New Helms Employment Agreement includes a non-compete provision for any period during which severance is paid to Mr. Helms.

Lawrence S. Wexler

Lawrence S. Wexler, President and Chief Operating Officer of NACC, was party to an employment agreement, dated December 1, 2003 (the “Wexler Agreement”) with NACC, pursuant to which he received a base annual salary of $350,000, plus certain bonuses. The agreement also provided for severance benefits of $350,000, as well as certain other benefits during his employment, such as options to purchase 10,000 shares of the Company’s common stock at an exercise price of $62.00 per share. On June 8, 2005, the Company appointed Mr. Wexler Chief Operating Officer pursuant to an employment agreement (the “Wexler COO Agreement”) dated June 8, 2005, which supersedes and replaces the Wexler Agreement, pursuant to which Mr. Wexler: (1) earns an annual base salary of $385,000 and is eligible for a maximum potential management bonus of 50% of his then current annual base salary, or, currently, $192,500; (2) forfeited all stock option rights granted but not vested prior to June 8, 2005, and to replace the options forfeited, Mr. Wexler is to be issued stock options or restricted stock under terms no less favorable than his existing stock option grant; (3) receives 4 weeks paid vacation; (4) will receive a car allowance of $500 per month following termination of the lease for the vehicle currently leased by the Company for Mr. Wexler’s use; and (5) is eligible to join the Company’s group benefit plans. Mr. Wexler’s employment may be severed at any time, subject to certain terms and conditions contained in the Wexler COO Agreement. Upon a termination without “cause” (which includes a failure to render required, expected and agreed upon services; egregious or unwarranted conduct that discredits the Company or its reputation; a conviction for any felony or crime of dishonesty not subject to further appeal; commission of an act of fraud or embezzlement against the Company or any customer, client or business associate of the Company; willful and deliberate gross misconduct; failure to cure a material breach of any agreement with the Company; or insubordination (as further defined in the Wexler COO Agreement)) Mr. Wexler will be paid an amount equal to his then current annual compensation which will include his base salary for a period of 12 months, which would currently total, in the aggregate $394,625. Additionally, Mr. Wexler will receive an amount equal to the average annual management bonus paid to him for the prior two calendar years (which would currently include $50,000 for 2005 and $166,979 for 2006, or an average of $108,490, and Mr. Wexler will be paid any accrued or unpaid management bonus to the date of termination for the year in which the termination occurs. Further, for a period of up to 12 months after termination, Mr. Wexler may elect continuation coverage under the Company’s group health plan at his same level of contribution. The Wexler COO Agreement contains certain other customary terms and conditions, including certain restrictive covenants proscribing competition with the Company for a period of time after employment therewith. On February 8, 2006, Mr. Wexler was granted 24,000 shares under the Plan (see “- Compensation Discussion and Analysis – Elements of Company’s Compensation Plan, Why We Utilize Each and How They Relate to Objectives”). As a condition of the award, any and all stock options (vested or otherwise) previously granted to Mr. Wexler were immediately cancelled as of the date of the award.

Brian C. Harriss

Brian C. Harriss, Senior Vice President & Chief Financial Officer of the Company, has an employment agreement with the Company, dated March 10, 2005 (the “Harriss Agreement”), pursuant to which Mr. Harriss: (1) earns an annual base salary of $315,000 and is eligible for a management bonus with a target set at 50% of annual base salary, or, currently, $157,500; (2) received a grant to purchase 10,000 shares of the Company’s common stock at an exercise price of not more than $62 per share and upon substantially similar terms and conditions to the Company’s 2002 Share Incentive Plan, vesting in four equal installments on the first four anniversaries of commencement of employment; (3) receives 4 weeks paid vacation; (4) receives a car allowance of $500 per month subject to a tax gross-up; and (5) is eligible to join the Companies’ group benefit plans. Upon a termination without “cause” (which includes a felony conviction not subject to further appeal; commission of an act of fraud or embezzlement against the Company; willful and deliberate gross misconduct which is materially detrimental to the Company; failure to cure a material breach of any agreement with the Company; or insubordination (as further defined in the Harriss Agreement)), Mr. Harriss will be paid an amount equal to his then current annual base salary over 12 months, which would currently total, in the aggregate, $322,875. Mr. Harriss will receive any earned management bonus which he was awarded for the prior year’s employment, or currently $118,125. Mr. Harriss will retain any vested stock options, but will forfeit all unvested stock options, and for a period of up to 12 months, the Company will continue to pay certain group health benefits for Mr. Harriss. As a condition to receiving severance, Mr. Harriss is required to demonstrate reasonable efforts to search for other employment, and if he obtains other employment, the severance will be reduced by his new salary. The Harriss Agreement contains certain other customary terms and conditions, including certain restrictive covenants proscribing competition with the Company for a period of time after employment. On February 8, 2006, Mr. Harriss was granted 20,000 shares under the Plan (see “- Compensation Discussion and Analysis – Elements of Company’s Compensation Plan, Why We Utilize Each and How They Relate to Objectives”). As a condition of the award, any and all stock options (vested or otherwise) previously granted to Mr. Harriss were immediately cancelled as of the date of the award.

James W. Dobbins

James W. Dobbins, Senior Vice President, General Counsel and Secretary of the Company, has an employment agreement with the Company, dated November 21, 2002 (the “Dobbins Agreement”), pursuant to which Mr. Dobbins was paid an annual salary of $227,500, subject to annual review by the Board of Directors, is eligible for a maximum potential bonus of 25% of his then current salary, or, currently, $61,106, and is granted additional benefits such as life insurance, stock options and reimbursement for a club membership as well as stock options to purchase 2,000 shares of the common stock of the Company at an exercise price of $9.99 per share and 2,000 shares at an exercise price of $62.00 per share. (Any options still outstanding were cancelled pursuant to a subsequent grant of restricted stock, as discussed below.) The Dobbins Agreement provides for a rolling twelve month term, such that in the event of termination of Mr. Dobbins’ employment by the Company without “cause” (which includes a felony conviction not subject to further appeal; commission of an act of fraud or embezzlement against the Company or its affiliates; willful and deliberate gross misconduct which is detrimental to the Company or its affiliates; failure to cure a material breach of any agreement with the Company; or insubordination (as further defined in the Dobbins Agreement)), Mr. Dobbins is entitled to receive any accrued and unpaid salary and bonus, an amount equal to his then current annual salary for the period from the date of termination to the expiration of the term of employment, which renews annually on November 21, plus an amount equal to the highest annual bonus paid in the two preceding years, which would currently total, in the aggregate $300,423. On April 11, 2006, the Company and Mr. Dobbins entered into an amendment (the “Amendment”) to the Dobbins Agreement. The Amendment provides for the deletion from the Dobbins Agreement of Mr. Dobbins’s rights to certain perquisites and, in return, an increase in Mr. Dobbins’s annual salary in the amount of $3,547.50 for a current total of $244,423. On February 8, 2006, Mr. Dobbins was granted 8,000 shares under the Plan (see “- Compensation Discussion and Analysis – Elements of Company’s Compensation Plan, Why We Utilize Each and How They Relate to Objectives”). As a condition of the award, any and all stock options (vested or otherwise) previously granted to Mr. Dobbins were immediately cancelled as of the date of the award.

Grants of Plan-Based Awards During Fiscal Year 2006

The following table sets forth certain information with respect to restricted stock granted pursuant to the Company’s 2006 Equity Incentive Plan during the fiscal year ended December 31, 2006 to each of the executive officers listed in the Summary Compensation Table above.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (a)	All Other Stock Awards: Number of Shares of Stock or Units (b) (#)	Grant Date Fair Value of Stock Awards
		Target ($)
Douglas P. Rosefsky:
President & Chief Executive Officer

Thomas F. Helms, Jr.:
Chairman

Lawrence S. Wexler: Senior Vice President & Chief Operating Officer (c)	2/08/2006	96	14,400	240

Brian C. Harriss: Senior Vice President & Chief Financial Officer (d)	2/08/2006	80	12,000	200

James W. Dobbins: Senior Vice President, General Counsel & Secretary (e)	2/08/2006	32	4,800	80

(a)	Represents restricted stock grants under the Company’s 2006 Restricted Stock Plan that will vest at 25% of the total amount on each of the year-end dates December 31, 2006, December 31, 2007, December 31, 2008 and December, 31, 2009.
(b)	Represents restricted stock grants under the Company’s 2006 Restricted Stock Plan that will vest at 25% of the total amount based upon performance against EBITDAR and Outstanding Debt Targets to be established annually by the Board at its discretion in April of 2007, 2008, 2009 and 2010.
(c)	Mr. Wexler vested 2,400 shares on December 31, 2006, which vested under time vesting conditions, and is eligible to receive an additional 2,400 shares on each of December 31, 2007, December 31, 2008 and December 31, 2009 should he be employed by the Company on these dates. He is also eligible to receive 2,400 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of EBITDAR performance as determined at the discretion of the Board, and he is eligible to receive 1,200 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of outstanding debt performance determined at the discretion of the Board.
(d)	Mr. Harriss vested 2,000 shares on December 31, 2006, which vested under time vesting conditions, and is eligible to receive an additional 2,000 shares on each of December 31, 2007, December 31, 2008 and December 31, 2009 should he be employed by the Company on these dates. He is also eligible to receive 2,000 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of EBITDAR performance as determined at the discretion of the Board, and he is eligible to receive 1,000 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of outstanding debt performance determined at the discretion of the Board.
(e)	Mr. Dobbins vested 800 shares on December 31, 2006, which vested under time vesting conditions, and is eligible to receive an additional 800 shares on each of December 31, 2007, December 31, 2008 and December 31, 2009 should he be employed by the Company on these dates. He is eligible to receive 800 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of EBITDAR performance as determined at the discretion of the Board, and he is eligible to receive 400 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of outstanding debt performance determined at the discretion of the Board.

On February 8, 2006, the Company’s Board of Directors adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the Plan may be granted. The Plan provides for the granting of non-qualified stock options and restricted stock awards. Pursuant to the Plan, 175,503 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals.

The Plan is administered by the Company’s Board of Directors. Subject to the express limitations of the Plan, the Company’s Board has authority to construe and interpret the provisions of the Plan, determine the persons to whom, and the times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions of an award, the duration of the award and all other terms of the award. The Board may provide that awards under the Plan shall become vested in installments over a period of time or may specify that the attainment of certain performance measures will determine the degree of vesting, or a combination of both, as set forth in the applicable award agreements. The Plan is scheduled to terminate on February 7, 2016, the day before the tenth anniversary of its adoption. However, the Board may, in its discretion, terminate the Plan, or amend or suspend the Plan, at any time and for any reason.

The Form Award Agreement provides for grants of restricted stock, vesting in part based on the passage of time, in annual installments over a period of four years, and in part based on the Company’s annual performance measured in terms of the achievement of EBITDAR and management of debt, also in annual installments over a period of four years, all as more fully detailed in the Form Award Agreement. The vesting of restricted stock awards is subject to acceleration in the event of a change of control. The Form Award Agreement provides for forfeiture of restricted stock awards in certain circumstances, including without limitation upon termination of the grantee’s services by the Company for cause. By executing the Form Award Agreement, the grantee agrees to be bound by all of the provisions of the Company’s Amended and Restated Exchange and Stockholders’ Agreement, dated as of February 9, 2004.

Pursuant to the Plan, on February 8, 2006, the Board approved grants of restricted stock to certain of the Company’s executive officers, on the terms set forth in the Form Award Agreement, as follows: 20,000 shares were granted to Brian C. Harriss, the Company’s Chief Financial Officer; 24,000 shares were granted to Lawrence S. Wexler, the Company’s Chief Operating Officer; and 8,000 shares were granted to James W. Dobbins, the Company’s Senior Vice President and General Counsel. As a condition of such awards, any and all stock options (vested or otherwise) previously granted to these individuals, all of which were significantly out-of-the-money, were immediately cancelled as of the date of the award. The cancellation of all stock options as a condition of the restricted stock awards was included in the Form Award Agreement in order to reduce the amount of fully diluted stock outstanding upon the issuance and vesting of stock under the Plan.

Outstanding Equity Awards at Fiscal Year-End December 31, 2006

The following table includes certain information with respect to all outstanding equity awards held by the named executive officers at the fiscal year end, December 31, 2006.

Name and Principal Position	Number of Shares or Units of Stock That Have Not Vested (#) (a)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (b)	Equity Incentive Plan Awards: Market or Payout Value of Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Douglas P. Rosefsky, Chief Executive Officer & President	—	—	—	—
Thomas Helms Jr., Chairman	—	—	—
Lawrence S. Wexler, Senior Vice President & Chief Operating Officer (c)	7,200	72	14,400	144
Brian C. Harriss, Senior Vice President & Chief Financial Officer (d)	6,000	60	12,000	120
James W. Dobbins, Senior Vice President, General Counsel & Secretary (e)	2,400	24	4,800	48

(a)	Represents restricted stock grants under the 2006 Restricted Stock Plan that will vest at 33% of the total amount on each of the year-end dates December 31, 2006, December 31, 2007, December 31, 2008 and December, 31, 2009.
(b)	Represents restricted stock grants under the 2006 Restricted Stock Plan that will vest at 25% of the total amount based upon performance against EBITDAR and Outstanding Debt Targets to be established annually by the Board at its discretion in April of 2007, 2008, 2009 and 2010.
(c)	Mr. Wexler is eligible to receive 2,400 shares vesting under time vesting conditions on each of December 31, 2007, December 31, 2008 and December 31, 2009 should he be employed by the Company on these dates. He is eligible to receive 2,400 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of EBITDAR performance as determined at the discretion of the Board, and he is eligible to receive 1,200 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of outstanding debt performance determined at the discretion of the Board.
(d)	Mr. Harriss is eligible to receive 2,000 shares vesting under time vesting conditions on each of December 31, 2007, December 31, 2008 and December 31, 2009 should he be employed by the Company on these dates. He is eligible to receive 2,000 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of EBITDAR performance as determined at the discretion of the Board, and he is eligible to receive 1,000 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of outstanding debt performance determined at the discretion of the Board.

(e)	Mr. Dobbins is eligible to receive 800 shares vesting under time vesting conditions on each of December 31, 2007, December 31, 2008 and December 31, 2009 should he be employed by the Company on these dates. He is eligible to receive 800 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of EBITDAR performance as determined at the discretion of the Board, and he is eligible to receive 400 shares in each of April 2007, April 2008, April 2009 and April 2010 based upon the attainment of outstanding debt performance determined at the discretion of the Board.

Stock Vested During Fiscal Year 2006

The following table includes certain information with respect to the restricted stock vested by the named executive officers during the fiscal year ended December 31, 2006.

	Stock Awards
Name and Principal Position	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Douglas P. Rosefsky, Chief Executive Officer & President	—	—
Thomas F. Helms Jr., Chairman	—	—
Lawrence S. Wexler, Senior Vice President & Chief Operating Officer (a)	2,400	24
Brian C. Harriss, Senior Vice President & Chief Financial Officer (b)	2,000	20
James W. Dobbins, Senior Vice President, General Counsel & Secretary (c)	800	8

(a)	Mr. Wexler vested 2,400 shares granted under the 2006 Equity Incentive Plan pursuant to the time vesting terms of the award on December 31, 2006.
(b)	Mr. Harriss vested 2,000 shares granted under the 2006 Equity Incentive Plan pursuant to the time vesting terms of the award on December 31, 2006.
(c)	Mr. Dobbins vested 800 shares granted under the 2006 Equity Incentive Plan pursuant to the time vesting terms of the award on December 31, 2006.

Pension Benefits at Fiscal Year-End December 31, 2006

The following table summarizes information about the Company’s retirement plan for those named executive officers who participate in such plan, as of December 31, 2006.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Thomas F. Helms Jr., Chairman	Retirement Plan for Salaried Employees of National Tobacco Company, L.P.	14.667	358,129	—
James W. Dobbins, Senior Vice President, General Counsel & Secretary	Retirement Plan for Salaried Employees of National Tobacco Company, L.P.	4.583	43,266	—

The Company has a noncontributory, defined benefit retirement plan (the “Retirement Plan”), which originally covered all full-time employees, including officers, upon completing one year of service. Effective December 31, 2003, the Company froze the Retirement Plan for its salaried employees. Mr. Helms and Mr. Dobbins are the only named executive officers who currently participate in the Retirement Plan.

A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee’s service, which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the named executive officers are as follows: Thomas F. Helms, Jr., 14.7 years; Lawrence S. Wexler, 0 years; Brian C. Harriss, 0 years; and James W. Dobbins, 4.6 years.

Potential Payments Upon Termination or Change in Control at Fiscal Year-End December 31, 2006

The following table summarizes information about potential payments upon termination or a change in control of the Company for the named executive officers as of December 31, 2006. Mr. Rosefsky is not entitled to receive any payments at, following or in connection with his termination or a change in control. Mr. Rosefsky serves as an executive of the Company pursuant to an engagement with the management firm of Alvarez & Marsal, LLC. (See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”)

		Before Change in Control	After Change in Control
Name and Principal Position	Benefit	Termination Without Cause or for Good Reason	Termination Without Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Thomas F. Helms, Jr., Executive Chairman	Salary	482,000	482,000
	Bonus
	Health, Dental & Vision
	Restricted Stock

Lawrence S. Wexler, Senior Vice President & Chief Operating Officer	Salary	394,625	394,625
	Bonus	108,490	108,490
	Health, Dental & Vision
	Restricted Stock
Brian C. Harriss, Senior Vice President & Chief Financial Officer	Salary	322,875	322,875
	Bonus	118,125	118,125
	Health, Dental & Vision	16,000	16,000
	Restricted Stock

James W. Dobbins, Senior Vice President, General Counsel & Secretary	Salary	244,423	244,423
	Bonus	58,000	58,000
	Health, Dental & Vision
	Restricted Stock

Thomas F. Helms, Jr.

Pursuant to the New Helms Employment Agreement, in the event of termination of Mr. Helms’ employment due to death, physical or mental disability, for “cause” (as described above) or without “good reason” (as described above), Mr. Helms is entitled to receive any accrued and unpaid salary and any accrued and unpaid bonus to the date of any such termination. Following a termination of Mr. Helms’ employment by the Company without “cause” (as described above) or by Mr. Helms for “good reason” (as described above), Mr. Helms is entitled to receive severance payments equal to 12 months of his then current salary, payable in monthly installments, which would currently total, in the aggregate, $482,000, and a continuation of benefits through May 16, 2007. Under the New Helms Employment Agreement, Mr. Helms is prohibited from competing with the Company and/or soliciting any employees of the Company during any period during which severance is paid to Mr. Helms.

Lawrence S. Wexler

Pursuant to the Wexler COO Agreement, following a termination without “cause” (as described above), Mr. Wexler is entitled to receive an amount equal to his then current annual compensation which will include his base salary for a period of 12 months, payable in accordance with the Company’s regular payroll cycle, which would currently total, in the aggregate $394,625. Additionally, Mr. Wexler is entitled to receive an amount equal to the average annual management bonus paid to him for the prior two calendar years (which would currently include $50,000 for 2005 and $166,979 for 2006, or an average of $108,490), and Mr. Wexler will be paid any accrued or unpaid management bonus to the date of termination for the year in which the termination occurs. Further, for a period of up to 12 months after termination, Mr. Wexler may elect continuation coverage under the Company’s group health plan at his same level of contribution. As a condition to receiving severance, Mr. Wexler is required to demonstrate reasonable efforts to search for other employment.

On February 8, 2006, Mr. Wexler was granted 24,000 shares of restricted stock under the Plan (see “- Compensation Discussion and Analysis – Elements of Company’s Compensation Plan, Why We Utilize Each and How They Relate to Objectives”). Pursuant to the terms of the Plan and award agreement, upon the occurrence of a “change of control” (which includes certain changes in the voting power to elect the directors of the Company; certain changes in the composition of the Board of Directors of the Company; or a sale or other disposition of all or substantially all of the assets of the Company and its subsidiaries), all unvested restricted stock held by Mr. Wexler will no longer be subject to the vesting schedule set forth in his award agreement but will vest on the first anniversary of the “change of control,” provided that Mr. Wexler is still employed by the Company on such date. In the event that Mr. Wexler’s employment is terminated by the Company without “cause” (which means the same as it does under the Wexler COO Agreement, as described above) or by Mr. Wexler for “good reason” (which includes (a) a termination by Mr. Wexler within 90 days following the occurrence, without his written consent, of (i) any change in his duties or responsibilities that is materially inconsistent with his position(s), duties, etc.; (ii) a reduction in his then current base salary or bonus opportunity; (iii) the relocation of his office more than 25 miles from its then current location; or (iv) the discontinuance of any material employee benefit plan, compensation plan, etc.); and (b) termination by Mr. Wexler for any reason beyond his control (such as family death, family disability or family illness) with the written consent of the Chief Executive Officer), in each case within one year following the “change of control,” all unvested restricted stock held by Mr. Wexler shall immediately vest and become nonforfeitable on the date of such termination. Mr. Wexler shall be entitled to such consideration in respect of the outstanding shares of Common Stock subject to his award on the same terms and conditions as that provided to all other stockholders of the Company as a result of the Change of Control. In the event that all or any portion of such consideration is paid in cash, Mr. Wexler shall be entitled to a cash lump sum amount payable by the Company (or the surviving entity) upon the earlier of the vesting dates referred to in the second and third sentences of this paragraph. Such cash amount shall be equal to (i) the product of (A) the cash consideration per share and (B) the number of outstanding shares subject to the award held by Mr. Wexler on the date of the “change of control,” plus (ii) monthly interest on the amount determined in clause (i) from the date of the “change of control” date through the payment date at a rate equal to the prime rate as published in The Wall Street Journal at the last business day of each calendar month during such period. The Company (or the surviving entity) shall cause any such cash amount (and any interest thereon) payable to Mr. Wexler in respect of the outstanding shares subject to the award to be deposited in escrow until the applicable vesting date.

Brian C. Harriss

Pursuant to the Harriss Agreement, following a termination without “cause” (as described above), Mr. Harriss is entitled to receive an amount equal to his then current annual base salary over 12 months, payable in accordance with the Company’s regular payroll cycle, which would currently total, in the aggregate, $322,875. Mr. Harriss is also entitled to receive any earned management bonus which he was awarded for the prior year’s employment, or currently $118,125. Mr. Harriss will retain any vested stock options, but will forfeit all unvested stock options, and for a period of up to 12 months, the Company will continue to pay certain group health benefits for Mr. Harriss. As a condition to receiving severance, Mr. Harriss is required to demonstrate reasonable efforts to search for other employment, and if he obtains other employment, the severance will be reduced by his new salary and if his new employment offers health insurance, the Company will cease providing health benefits.

On February 8, 2006, Mr. Harriss was granted 20,000 shares or restricted stock under the Plan (see “- Compensation Discussion and Analysis – Elements of Company’s Compensation Plan, Why We Utilize Each and How They Relate to Objectives”). Mr. Harriss’ award is subject to the same treatment upon a “change of control” as described above with respect to Mr. Wexler’s grant.

James W. Dobbins

Pursuant to the Dobbins Agreement, in the event of termination of Mr. Dobbins’ employment due to death, physical or mental disability, for “cause” (as described above) or without “good reason” (as described above), Mr. Dobbins is entitled to receive any accrued and unpaid salary and any accrued and unpaid bonus to the date of any such termination. In the event of termination of Mr. Dobbins’ employment by the Company without “cause,” Mr. Dobbins is entitled to receive any accrued and unpaid salary and bonus, an amount equal to his then current annual salary for the period from the date of termination to the expiration of the term of employment, which renews annually on November 21, payable in a lump sum cash payment, plus an amount equal to the highest annual bonus paid in the two preceding years, also payable in a lump sum cash payment, all of which would currently total, in the aggregate, $300,423.

On February 8, 2006, Mr. Dobbins was granted 8,000 shares under the Plan (see “- Compensation Discussion and Analysis – Elements of Company’s Compensation Plan, Why We Utilize Each and How They Relate to Objectives”). Mr.

Dobbins’ award is subject to the same treatment upon a “change of control” as described above with respect to Mr. Wexler’s grant, except that the definition of “good reason” means the same as it does under the Dobbins Agreement, as described above.

Director Compensation During Fiscal Year 2006

Generally, directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual retainer fee of $25,000, plus reasonable out-of-pocket expenses, for their services on the Board and its committees. Geoffrey Gorman receives an additional $25,000 for serving as Chairman of the Audit Committee and Jack Africk and Greg Baxter receive $10,000 for serving on the Audit Committee. Geoffrey Gorman and Greg Baxter receive $7,500 for serving on the Finance Committee. Messrs. Gorman, Baxter and Africk receive $1,000 for attending (in person or by telephone) each Board meeting and $500 for attending (in person or by telephone) each Committee meeting. For services provided to the Company beyond those typically provided by corporate directors, the outside directors are compensated $1,500 per day. Mr. Gorman and Mr. Baxter participate in the Company’s health benefit plan on the same basis and at the same cost as Company employees.

The following table summarizes information about Director compensation during the fiscal year ended December 31, 2006. Although Mr. Helms is the Chairman of the Board of Directors, he is compensated as of officer of the Company and, therefore, does not receive any compensation for his service on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jack Africk (a)	43,005	25	133,540	176,570
Geoffrey J.F. Gorman (b)	78,250	25	11,500	89,775
Gregory H.A. Baxter (c)	57,394			57,394
Marc Cooper (d)	12,500			12,500

(a)	Mr. Africk received Board fees of $43,005 composed of: Board fee, $25,000; Audit Committee fee, $7,005; and meeting fees, $11,000. Mr. Africk received 2,500 shares of restricted stock under the 2006 Equity Incentive Plan, the grant date fair value of which is $25. These shares vest in twenty percent (20%) increments on the date of grant and on each of the first, second, third and fourth anniversaries of the date of grant. Mr. Africk received other compensation of $133,540 comprised of $131,250 pursuant to the Africk Consulting Agreement, and $2,290 pursuant to a percentage commission agreement with Marketing Solutions USA, a company controlled by Mr. Africk (see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”).
(b)	Mr. Gorman received Board fees of $78,250 composed of: Board fee, $25,000; Audit Committee Chair fee, $25,000; Finance Committee fee, $3,750 and meeting fees, $24,500. Mr. Gorman received 2,500 shares of restricted stock under the 2006 Equity Incentive Plan, the grant date fair value of which is $25. These shares vest in twenty percent (20%) increments on the date of grant and on each of the first, second, third and fourth anniversaries of the date of grant. Mr. Gorman received $11,500 in per diem fees.
(c)	Mr. Baxter received Board fees of $57,394 composed of: Board fees, $17,639; Audit Committee fees, $7,005; Finance Committee fees, $3,750; and meeting fees, $29,000.
(d)	Mr. Cooper received Board fees of $12,500. Mr. Cooper resigned from the Board on April 18, 2006. Mr. Cooper did not receive any severance or other payments upon his resignation.

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee. Executive officer compensation is reviewed annually by the Board of Directors. Mr. Helms, Executive Chairman and an employee of the Company, participates in deliberations of the Board concerning executive officer compensation but recluses himself from decisions pertaining to his compensation and that of his sons, Mr. Kent Helms and Mr. Thomas Helms III, who are also employees of the Company. On certain compensation matters and programs, the Board is advised by independent outside counsel. For additional information concerning related-party transactions involving Mr. Helms or the members of the Board of Directors, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth certain information regarding the beneficial ownership of common stock of the Company as of March 15, 2007, by (i) each person or entity who beneficially owns five percent or more of the common stock, (ii) each of the Company’s directors and Named Executive Officers and (iii) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, each beneficial owner’s address is c/o North Atlantic Holding Company, Inc., 3029 West Muhammad Ali Boulevard, Louisville, Kentucky 40212. See “Executive Compensation – Grants of Plan Based Awards During 2006” with respect to certain restricted stock award grants.

		Percent Owned(a)
Beneficial Owner	Number of Shares	Before Exercise of Warrants	After Exercise of Warrants
Thomas F. Helms, Jr.(b) Helms Management Corp.	579,185	74.6%	71.5%
David I. Brunson(c)	49,810	6.4	6.1
Jack Africk(d)	22,310	2.9	2.8
Lawrence S. Wexler(e)	24,000	3.1	3.0
James W. Dobbins(f)	8,000	1.0	1.0
Geoffrey J.F. Gorman(g)	2,500	*	*
Douglas P. Rosefsky	—	—	—
Brian C. Harriss(h)	20,000	2.6	2.5
Gregory H. A. Baxter	—	—	—
Directors and Executive Officers as a Group (8 persons)	659,996	44.5	81.0

*	Less than 1%.
(a)	The percentages in the column entitled “Before Exercise of Warrants,” assume that none of the outstanding warrants (i) to purchase an aggregate of 15,993 shares of the Company’s common stock at an exercise price of $.01 per share issued in connection with the Company’s recapitalization in 1997, (ii) to purchase an aggregate of 3,000 shares of the Company’s common stock at an exercise price of $40.00 per share, issued in 2003 to Peter J. Solomon Company Limited, and (iii) to purchase an aggregate of 14,721 shares of the Company’s common stock at an exercise price of $62.00 per share, issued to Guggenheim Investment Management, LLC, are exercised. The percentages in the column entitled “After Exercise of Warrants,” assume that all of such warrants are exercised.
(b)	Helms Management Corp., all of the voting capital stock of which is owned by Mr. Helms, who serves as its Chairman of the Board, and all of the non-voting capital stock of which is owned by a trust established by Mr. Helms for the benefit of his children, owns 251,033 shares of the Company’s common stock, which represents approximately 32.3% of the outstanding shares, including currently exercisable options and assuming that none of the outstanding warrants are exercised, or 31.0% of the outstanding shares, including currently exercisable options and assuming that all such warrants are exercised. Because of Mr. Helms’ ability to vote an additional 137,033 shares of the Company’s common stock held by members of the Company’s management in respect of the election of its directors pursuant to the Stockholders’ Agreement, he may be deemed to be the beneficial owner of such additional shares. See “—Stockholders’ Agreement.” In connection with the transfer of 37,740 shares of the Company’s common stock held by certain stockholders, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the Company’s stockholders and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 35,479 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Products, Inc., and an additional 5,000 shares held by an outside investor that are subject to the voting agreement. See “—Voting Agreements.” In addition, Mr. Helms may be deemed the beneficial owner of 112,900 shares that are subject to a voting agreement between Helms Management Corp. and employees and directors of the Company pursuant to grants made awarded and accepted under the 2006 Equity Incentive Plan (see Note 18 to the consolidated financial statements). In addition, on March 31, 2002, Mr. Helms and the Company executed a Pledge and Security Agreement in which Mr. Helms pledged 30,000 shares of common stock as security against each of his current outstanding promissory notes to the Company, descriptions of which are included in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions” below.
(c)	Includes (i) 2,250 shares of the Company’s common stock owned by Mr. Brunson, (ii) 41,024 shares subject to currently exercisable stock options held by Mr. Brunson. In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.
(d)	Includes 4,848 shares of the Company’s common stock held by the Africk Family Foundation, Inc., of which Mr. Africk is the trustee and which may result in his being deemed a beneficial owner of such shares. In addition, 14,962 shares are subject to currently exercisable stock options. Mr. Africk holds 2,500 shares subject to a vesting schedule.

(e)	Mr. Wexler holds 24,000 shares of stock subject to a performance and vesting schedule.
(f)	Mr. Dobbins holds 8,000 shares subject to a performance and vesting schedule.
(g)	Mr. Gorman holds 2,500 shares subject to a vesting schedule.
(h)	Mr. Harriss holds 20,000 shares subject to a performance and vesting schedule.

The Company’s Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	140,168		$43.33	6,000
Equity compensation plans not approved by security holders (2)	100,110	(3)	—	62,603

Total	240,278		$43.33	68,603

(1)	Relates to the 1997 Share Incentive Plan and 2002 Share Incentive Plan, which are described in Item 11 above.
(2)	Relates to the 2006 Equity Incentive Plan, which is described in Item 11, “Executive Compensation” above.
(3)	Represents number of shares to be issued upon vesting of restricted stock grants.

Stockholders’ Agreement

The Company, NATC and certain stockholders of the Company are parties to the Stockholders’ Agreement, setting forth among other things, the manner in which directors of the Company are to be selected. See “Directors and Executive Officers of the Registrant— Election of Directors.” Pursuant to the Stockholder’s Agreement, Mr. Helms has the right to vote a number of shares of common stock in respect of the election of directors sufficient to elect all the Company’s directors. The Stockholders’ Agreement also sets forth certain restrictions on the transfer of shares of the Company’s common stock by existing stockholders and on the acquisition by existing stockholders of investments in competitors of Bolloré. In addition, the Stockholders’ Agreement provides the existing stockholders with certain “tag-along” rights to participate ratably in sales of the Company’s common stock to third parties and requires existing stockholders to participate ratably in certain sales of the Company’s common stock to third parties. Subject to the terms of all applicable debt agreements of the Company and its subsidiaries, the Stockholders’ Agreement provides that the Company may maintain insurance on the lives of the members of its management officers and, in the event of the death of any such person, for the mandatory repurchase by the Company of all of such person’s common stock at the fair market value thereof (which will be determined by an independent investment banking firm if the parties cannot otherwise agree upon such value) to the extent of available insurance proceeds, and the optional repurchase of additional shares of such person’s common stock at such fair market value to the extent of available cash. Subject to the terms of all applicable debt agreements of the Company, NATC and its subsidiaries, the Company also has the right to repurchase the shares of its common stock held by members of management if their employment terminates, in the event of certain bankruptcy proceedings relating to such persons or upon an involuntary transfer of their shares by court order or otherwise in each case at the fair market value of such shares. The Company became a party to the Stockholders’ Agreement concurrently with the closing of the offering of the notes.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Review, Approval and Ratification of Related Party Transactions

The Audit Committee is responsible, pursuant to its written charter, for reviewing, discussing with management and the independent auditor, and approving or ratifying any transactions or courses of dealing with related persons (e.g., including significant shareholders of the Company, directors, executive officers or their immediate family members) that (i) are significant in size, (ii) involve terms or other aspects that differ from those that would likely be negotiated with independent parties, or (iii) are otherwise required to be approved or ratified by the Audit Committee in accordance with its charter, including any safeguards or additional procedures to be applied in such circumstances.

Related Party Transactions

On March 24, 1998, David I. Brunson, former President, Chief Financial Officer and Treasurer of the Company, purchased 2,250 shares of Common Stock from the Company at a price of $40 per share. As part of the purchase price, Mr. Brunson issued a note to the Company in the aggregate principal amount of $60,000. On March 31, 2002, Mr. Brunson issued a new note to the Company in the amount of $60,000 replacing the previous note. The note bore interest at 5.0% per annum and had a final maturity on March 31, 2008. The entire amount of the Brunson note and accrued interest was forgiven by the Company as part of a settlement agreement executed between the Company and Mr. Brunson on December 18, 2006 and paid on December 28, 2006. (See Item 3, “Legal Proceedings – Other Employment Matters” above.)

On April 26, 1988 and on December 15, 1988, Mr. Thomas F. Helms, Jr., then the Chief Executive Officer of the Company, borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interest in NTC and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp., a corporation in which Mr. Helms owns all of the voting capital stock and a trust established by Mr. Helms for the benefit of his children which owns all of the non-voting capital stock, issued a promissory note to the Company in the aggregate principal amount of $886,686, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766,686 to cover certain income tax liabilities of Helms Management Corp. resulting from the Company’s conversion from a limited liability company to a “C” corporation in connection with the 1997 Acquisition, referred to in Item 1. “Business – Evolution of the Company”. Upon execution of the $886,686 note, the prior notes issued by Mr. Helms were cancelled. On March 31, 2002, Helms Management Corp. issued a promissory note to the Company in the amount of $958,499 and the prior note was cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008.

On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150,000, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned LLC conversion. On April 20, 2001 and on November 12, 2001, additional loans, each in the amount of $150,000, were made to Mr. Helms on the same terms as the existing loans. On March 31, 2002, Mr. Helms issued a promissory note to the Company in the principal amount of $475,071 representing the principal amounts on the notes discussed above, plus accrued interest of $25,071, and the prior notes were cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008. On March 31, 2002 Mr. Helms and the Company executed a Pledge and Security Agreement in which Mr. Helms pledged 30,000 shares of common stock as security against the current notes. In connection with the entering into of the New Employment Agreement between the Company and Mr. Helms dated as of February 14, 2006, the Company agreed that the interest payments due on March 31, 2006 and March 31, 2007, with regard to the two separate Secured Promissory Notes issued by Helms Management Corp. and Mr. Helms to the Company in the original principal amounts of $958,499 and $475,071, respectively, may be deferred and paid by them upon the maturity of such Secured Promissory Notes on March 31, 2008.

The Company has made a determination following discussions with Mr. Helms that the net realizable values of these loans and accrued interest is $500,000 at December 31, 2006 and has recorded an allowance account for $1,059,008 with a charge to selling, general and administrative expenses in the fourth quarter of the year ended December 31, 2006.

Kent Helms and Thomas F. Helms, III, sons of Thomas F. Helms, Jr., are employed by the Company. During 2006, Kent Helms, Director – Consumer Marketing, received aggregate compensation of $95,500 and Thomas F. Helms, III, Regional Sales Manager, received aggregate compensation of $101,108 for services in such capacities. Pursuant to a policy adopted by the Board of Directors, their compensation is subject to the approval of, and was approved by, the directors who are not members of management.

Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with the Company effective December 31, 1998, but continues to serve as a member of the Company’s Board of Directors. In connection with Mr. Africk’s resignation from employment, he and the Company entered into a consulting agreement (the “Africk Consulting Agreement”) pursuant to which, Mr. Africk provides consulting services to the Company on an as needed basis at the rate of $75,000 per annum. The Africk Consulting Agreement automatically renews annually and has been renewed through 2007. For 2002, Mr. Africk received $75,000 pursuant to the terms of the Africk Consulting Agreement and an additional $50,000 for consulting services that exceeded the extent of services contemplated by the Africk Consulting Agreement. For 2003, Mr. Africk received $100,000 pursuant to the terms of the Africk Consulting Agreement and an additional $50,000 for consulting services relating to the Company’s acquisition of Stoker. For 2004, Mr. Africk’s compensation under his agreement was $100,000 and he received an additional $52,000 for consulting services relating to the sales and distribution of the Company’s products. For 2005 and 2006, Mr. Africk’s consulting fee was $75,000 per annum. On July 26, 2006, the Boards of Directors of the Company and of the Company approved an amendment (the “Amendment”) to the Africk Consulting Agreement, which increased the compensation payable to Mr. Africk from a rate of $75,000 per annum to $187,500 per annum effective July 1, 2006.

On November 8, 2002, the Company entered into an agreement with Marketing Solutions USA, a company controlled by Mr. Africk, under which Marketing Solutions USA represents the Company with a specific customer and receives a percentage commission. The agreement commenced January 1, 2003 and terminated on December 31, 2003. In 2004, 2005 and 2006, a similar agreement was entered into pursuant to which Mr. Africk received payments of $51,935, $2,290 and $11,870, respectively. The Company has entered into a similar contract with Mr. Africk for 2007.

Mr. Africk also owns 50% of the executive search firm Bruce Edwards and Associates. From time to time, the Company contracts with that firm for retained executive searches. The Company paid Bruce Edwards and Associates approximately $105,000 and $20,000 in 2005 and 2006, respectively, for its services.

On January 20, 2005, the Company and NATC (collectively, the “Companies”) engaged the management consulting firm of Alvarez & Marsal (“A&M”) to assist in the development of an assessment of the Companies’ operations and to identify the potential for performance improvement and cost reduction opportunities. In connection with such engagement, the Companies and A&M entered into an Engagement Letter Agreement, dated January 19, 2005 (the “Letter Agreement”). Pursuant to the Letter Agreement, A&M agreed to make available to the Companies financial services of Douglas P. Rosefsky, its managing director, which services, upon the Companies’ request, included serving as Chief Financial Officer of the Companies, as well as the services of an additional A&M professional as an assistant to Mr. Rosefsky, and, upon the Companies’ request, as Director-Finance of the Companies (the “Additional Professional”). Under the terms of the Letter Agreement, the Companies agreed to pay $100,000 per month to A&M for the services of Mr. Rosefsky, $50,000 per month for the services of the Additional Professional and amounts at specified hourly rates for other personnel. The Companies agreed to also compensate A&M for certain reasonable out-of-pocket expenses. The Letter Agreement was amended on April 11, 2005 as described below. In addition, on January 19, 2005, the Companies and A&M entered into an Indemnification Agreement, pursuant to which the Companies agreed to indemnify A&M and its agents against losses in connection with A&M’s performance under the Letter Agreement.

On April 11, 2005, the Companies entered into an agreement (the “Amended Letter Agreement”) with A&M which amends and restates the Letter Agreement. The Amended Letter Agreement provides for A&M, among other things, to (i) assist with the development and implementation of cost reduction and performance improvement opportunities, (ii) continue to make available to the Companies the services of Douglas P. Rosefsky, including his serving as President and Chief Executive Officer of the Companies, and the Additional Professional, and (iii) make available such other personnel as the parties agree to assist in the engagement. Under the terms of the Amended Letter Agreement, the Companies pay $100,000 per month to A&M for the services of Mr. Rosefsky, $50,000 per month for the services of the Additional Professional and amounts at specified hourly rates for other personnel (all of the foregoing discounted by 20% from and after the date of the Amended Letter Agreement). The Companies will also compensate A&M for certain reasonable out-of-pocket expenses. The total fees paid to A&M for their services in 2006 were $2,146,657. The total fees paid to A&M for their services in 2005 were $2,334,680, which included an incentive fee of $316,667, as discussed below. Expense reimbursement paid to A&M totaled $211,747 and $245,986 in 2006 and 2005, respectively. Further, the Companies agreed to pay a cash incentive fee to A&M upon the closing of the refinancing of the Company’s revolving credit facility, equal to 0.5% of the total commitment amount of the refinancing (reduced by $50,000 per month for the period between the date of the Amended Letter Agreement and the closing of the refinancing, prorated for the actual number of days in the period). This incentive fee totaled $316,667 and was paid to A&M in July 2005. A&M is also entitled to a fee based on improvement in the Companies’ financial performance as measured against the Companies’ 2005 Business Plan, to be paid upon the termination of the engagement (the “Incentive Fee”). One portion of the Incentive Fee will be a specified percentage of the sustainable annualized EBITDA Improvement (as defined in the Amended Letter Agreement), and the other portion of the Incentive Fee will be in an amount to be determined by the boards of directors of the Companies in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Companies’ 2005 Business Plan.

The Amended Letter Agreement may be terminated by either party without “cause” (“cause” includes a conviction of, admission of guilt or entry of a plea of nolo contendere to an allegation of fraud, embezzlement, misappropriation or any felony by Mr. Rosefsky or the Additional Professional; willful disobeyance of a lawful direction of the applicable board; or failure to cure a material breach of any of A&M’s, Mr. Rosefsky’s or the Additional Professional’s material obligations under the Amended Letter Agreement) upon thirty day’s written notice to the other party. Upon termination by the Companies without “cause” or by A&M for “good reason” (a resignation by A&M or Mr. Rosefsky caused by failure to cure a breach by the Company of any of its material obligations under the Amended Letter Agreement), A&M will be entitled to receive the Incentive Fee if the applicable events occur within six months of termination. The Companies may immediately terminate A&M’s services at any time for “cause” upon written notice, and the Companies will be relieved of all of their payment obligations under the Amended Letter Agreement, except for the payment of fees and expenses through the effective date of termination and their indemnification obligations set forth in the Amended Letter Agreement. The Companies have agreed in the Amended Letter Agreement to indemnify Mr. Rosefsky and the Additional Professional to the same extent as the most favorable indemnification it extends to any of its officers or directors.

On June 26, 2006, the Companies entered into an amendment, effective as of May 11, 2006 (the “A&M Amendment”), with A&M, which amends certain terms of the Amended Letter Agreement. Under the A&M Amendment, the per month fee paid by the Companies to A&M for the services of Mr. Rosefsky and the Additional Professional were increased to $175,000, in the aggregate. The monthly fee for Mr. Rosefsky and the Additional Professional was previously $150,000 less a 20% discount. The Additional Professional was formerly an Associate at A&M and has been replaced with a Director who previously had been compensated on an hourly rate basis. Under the A&M Amendment, for purposes of the portion of the Incentive Fee that is associated with certain amounts of EBITDAR Improvement (as defined in the Amended Letter Agreement), the definition of EBITDAR, will be amended to add back legal fees and expenses incurred by the Companies after December 31, 2005 in connection with any litigation commenced after such date, and the applicable percentages will be increased from a range of 2.5% to 10.0% to a range of 5% to 12.5%. The A&M Amendment also revises the calculation of working capital for purposes of the Incentive Fee to exclude working capital investments made outside the ordinary course of business. All other terms and conditions contained in the Amended Letter Agreement remain in full force and effect.

Director Independence

The Company is not a listed issuer. Using Rule 4200 of the NASDAQ Marketplace Rules (the “NASDAQ Rule”), the Board of Directors has determined that each of Geoffrey J. F. Gorman and Gregory H. A. Baxter are “independent directors” because (i) he is not an executive officer or employee of the Company; and (ii) in the opinion of the Board of Directors, he is not an individual having a relationship which will interfere with the exercise of independent judgment in carrying out the responsibilities of such director. The Board of Directors has determined that Messrs. Gorman and Baxter are also “independent” as that term is defined in the Securities Exchange Act of 1934 and the rules thereunder.

Jack Africk is a member of the Audit Committee and is not an “independent director” under the NASDAQ Rule. The Company does not have a separately designated nominating or compensation committee. Nominating and compensation decisions are made by the full Board of Directors. Of the members of the full Board of Directors, Thomas F. Helms, Jr. and Jack Africk are not “independent directors” under the NASDAQ Rule for purposes of membership on such committees.

Marc S. Cooper, who was a member of the Board of Directors and the Audit Committee until his resignation on April 18, 2006, was not, during fiscal year 2006 until his resignation, an “independent director” under the NASDAQ Rule.

Item 14.	Principal Accountant Fees and Services

On May 16, 2006, the Audit Committee of the Board of Directors of the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm and engaged McGladrey & Pullen, LLP (“McGladrey”) as the Company’s new independent registered public accounting firm, effective immediately. During the Company’s fiscal years ended December 31, 2004 and December 31, 2005 and through May 16, 2006, McGladrey was not consulted by the Company regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (2) any matter that was the subject of a disagreement or a reportable event (as those terms are defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, of Regulation S-K).

The following summarizes the fees paid to McGladrey, the Company’s principal accountant, for professional services to the Company and NATC in 2006 and 2005 and the fees paid to PwC, the Company’s former principal accountant, for professional services to the Company and NATC in 2006 (through May 16, 2006, the date of the Company’s dismissal of PwC) and 2005:

1) Audit Fees

The following fees were paid for professional services rendered by the principal accountant relating to the audit of annual financial statements and required quarterly and annual filings:

McGladrey & Pullen, LLP		PricewaterhouseCoopers LLP
2006	2005	2006	2005
$ 223,316	$—	$—	$382,800

2) Audit-Related Fees

There were no fees paid for professional services rendered by the principal accountant relating to assurance for the years ended December 31, 2006 and 2005:

McGladrey & Pullen, LLP		PricewaterhouseCoopers LLP
2006	2005	2006	2005
$ —	$—	$—	$—

3) Tax Fees

The following fees were paid for professional services rendered by the tax professionals in 2006 and principal accountant in 2005 relating to tax preparation, planning and compliance services:

McGladrey & Pullen, LLP		PricewaterhouseCoopers LLP
2006	2005	2006	2005
$ —	$—	$37,320	$172,000

4) All Other Fees

The following fees were paid for professional services rendered by the principal accountant relating to the transition of principal accountants:

McGladrey & Pullen, LLP		PricewaterhouseCoopers LLP
2006	2005	2006	2005
$ —	$—	$4,500	$—

Audit Committee Disclosures

The Audit Committee has established policies and procedures related to the pre-approval of all audit and non-audit services, which are contained within the Audit Committee Policies & Procedures for Principal Accountant Fees & Services.

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

All audit and non-audit services were approved by the Audit Committee, in accordance with the Policies & Procedures described above, for fiscal years 2005 and 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of North Atlantic Holding Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

(a)(2) Financial Statement Schedules:

The required information is given in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number		Description
3.1(a)	—	Certificate of Incorporation of North Atlantic Holding Company, Inc., filed January 28, 2004 (incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.1(b)	—	Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(c)	—	Certificate of Correction to the Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(d)	—	Certificate of Amendment to the Certificate of Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2002).

3.2(a)	—	Amended and Restated Bylaws of North Atlantic Holding Company, Inc. (amended as of September 12, 2006) (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

3.2(b)	—	Amended and Restated Bylaws of North Atlantic Trading Company, Inc. (amended as of September 12, 2006) (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

4.1	—	Warrant to Purchase Common Stock, granted in favor of Guggenheim Investment Management, LLC by North Atlantic Trading Company, Inc., dated September 30, 2002 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.2	—	Warrant to Purchase Common Stock, granted in favor of Peter J. Solomon Company Limited by North Atlantic Trading Company, Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	—	Indenture, dated as of February 17, 2004, between North Atlantic Holding Company, Inc. and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.12 to the Registrant’s Registration Statement (Reg. No. 333-115587) on Form S-4 filed with the Commission on May 17, 2004).

4.4	—	Indenture, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.5	—	Registration Rights Agreement, dated as of February 17, 2004, by and among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto, Citigroup Global Markets Inc. and RBC Capital Markets Corporation (incorporated herein by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit Number		Description
9.1	—	Amended and Restated Exchange and Stockholders’ Agreement, dated as of February 9, 2004, by and among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc. and those stockholders listed therein (incorporated herein by reference to Exhibit 9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.1	—	Third Amended and Restated Purchasing and Processing Agreement, dated as of June 25, 1997, between National Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.2†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.3†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.4†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.5	—	Amendment, dated April 20, 2006 to Amended and Restated Distribution and License Agreements (United States and Canada), between Bolloré S.A. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.6†	—	Restated Amendment, dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.7	—	Warrant Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.8††	—	1997 Share Incentive Plan of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

Exhibit Number		Description
10.9††	—	Employment Agreement, dated May 17, 1996, between North Atlantic Trading Company, Inc. and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10††	—	Employment Agreement, dated April 23, 1997, between Thomas F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.11††	—	Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12††	—	Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.13††	—	Amendment No. 2, dated as of December 31, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.14††	—	Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15††	—	Letter Agreement, dated as of October 12, 2004, between North Atlantic Trading Company, Inc. and Jack Africk (extending and amending Consulting Agreement) (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.16††	—	Amendment, dated July 28, 2006, to the Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2006).

10.17††	—	National Tobacco Company Management Bonus Program (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.18††	—	Amended and Restated Nonqualified Stock Option Agreement dated as of January 12, 1998, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19††	—	Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.20†	—	Amendment, dated October 22, 1997, to Amended and Restated Distribution and License Agreements, between Bolloré and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.21	—	Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

Exhibit Number		Description
10.22††	—	Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.23	—	Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.24††	—	North Atlantic Trading Company, Inc. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.25††	—	North Atlantic Trading Company, Inc. 1999 Management Bonus Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.26††	—	Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.27	—	Promissory Note, dated March 31, 2002, issued by David I. Brunson in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.28	—	Promissory Note, dated March 31, 2002, issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.29	—	Secured Promissory Note, dated March 31, 2002, issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.30	—	Secured Promissory Note, dated March 31, 2002, issued by Thomas F. Helms, Jr. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.31	—	Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

Exhibit Number		Description
10.32††	—	Employment Agreement dated as of November 21, 2002, between North Atlantic Trading Company, Inc. and James W. Dobbins (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.33††	—	Amendment, dated April 11, 2006, to the Employment Agreement dated as of November 21, 2002, between North Atlantic Trading Company, Inc. and James W. Dobbins (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006).

10.34	—	Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, The Cleveland Clinic Foundation, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.35	—	Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.36††	—	2002 Share Incentive Plan (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.37††	—	Letter Agreement, dated November 8, 2002, between North Atlantic Trading Company, Inc. and Marketing Solutions USA (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

Exhibit Number		Description
10.38	—	Assignment and Assumption Agreement, dated as of February 9, 2004, between North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.39††	—	Amended Letter Agreement, dated April 11, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc. and their respective subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005).

10.40††	—	Amendment, dated June 26, 2006, but effective as of May 11, 2006, to the Amended Letter Agreement, dated April 11, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc. and their respective subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2006).

10.41††	—	Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

10.42	—	Financing Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., as guarantor, North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc., as borrowers, the financial institutions from time to time party thereto as lenders and Fortress Credit Corp., as agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

10.43	—	Security Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc. in favor of Fortress Credit Corp., as agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

Exhibit Number		Description
10.44	— `	Pledge Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc. in favor of Fortress Credit Corp., as agent (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

10.45††	—	Resignation and Release Agreement, effective July 7, 2005, between National Tobacco Company, L.P. and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2005).

10.46††	—	Employment Agreement, dated June 8, 2005, between North Atlantic Trading Company, Inc. (the “Company”) and Lawrence S. Wexler (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005).

10.47	—	First Amendment to Financing Agreement, dated as of November 8, 2005, by and among North Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation, North Atlantic Cigarette Company, Inc., Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., as Borrowers, North Atlantic Holding Company, Inc., as Guarantor, the financial institutions party thereto as Lenders, and Fortress Credit Corp., as Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2005).

10.48††	—	North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan, effective as of February 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006).

10.49††	—	Form of Restricted Stock Award Agreement for employees under the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 14, 2006).

10.50††	—	Form of Restricted Stock Award Agreement for non-employee directors under the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006).

10.51††	—	Employment Agreement, dated as of February 14, 2006, between North Atlantic Holding Company, Inc. and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2006).

10.52††	—	Letter Agreement, dated April 5, 2006, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006).

21	—	Subsidiaries of North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

31.1*	—	Certification by the Chief Executive Officer

31.2*	—	Certification by the Chief Financial Officer

99.1	—	Indicative Summary of Terms and Conditions (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007).

*	Filed herewith.
†	Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.
††	Management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2007

NORTH ATLANTIC HOLDING COMPANY, INC.

By:	/s/ Douglas P. Rosefsky
Douglas P. Rosefsky
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas P. Rosefsky Douglas P. Rosefsky	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2007

/s/ Brian C. Harriss Brian C. Harriss	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2007

/s/ Camilla A. Fentress Camilla A. Fentress	Vice President – Finance (Principal Accounting Officer)	March 29, 2007

/s/ THOMAS F. HELMS, JR. Thomas F. Helms, Jr.	Chairman of the Board	March 29, 2007

/s/ JACK AFRICK Jack Africk	Director	March 29, 2007

/s/ GREGORY H.A. BAXTER Gregory H.A. Baxter	Director	March 29, 2007

/s/ GEOFFREY J.F. GORMAN Geoffrey J.F. Gorman	Director	March 29, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

North Atlantic Holding Company, Inc.

Louisville, Kentucky

We have audited the consolidated balance sheet of North Atlantic Holding Company, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Atlantic Holding Company, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Greensboro, North Carolina
March 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

North Atlantic Holding Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ deficit present fairly, in all material respects, the financial position of North Atlantic Holding Company, Inc and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
March 31, 2006

North Atlantic Holding Company, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2006 and 2005

(dollars in thousands except share data)

	2006	2005
ASSETS
Current assets:
Cash	$1,803	$525
Accounts receivable, net of allowances of $241 and $459 in 2006 and 2005, respectively	5,922	6,718
Inventories	29,089	30,572
Other current assets	3,789	5,166

Total current assets	40,603	42,981
Property, plant and equipment, net	14,259	14,382
Deferred financing costs, net	8,879	10,810
Goodwill	128,697	128,697
Other intangible assets, net	9,190	9,852
Other assets	19,188	19,062

Total assets	$220,816	$225,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,852	$6,272
Accrued expenses	9,383	7,130
Accrued interest expense	6,167	6,167
Deferred income taxes	3,404	3,928
Revolving credit facility	3,600	—

Total current liabilities	24,406	23,497
Notes payable and long-term debt	267,387	263,195
Deferred income taxes	7,261	6,106
Postretirement benefits	7,530	6,762
Pension benefits and other long-term liabilities	2,709	3,166

Total liabilities	309,293	302,726

Commitments and contingencies

Stockholders’ deficit:
Common stock, voting, $.01 par value; 2006; authorized shares, 1,000,000; issued shares, 701,756, outstanding shares, 699,589, shares held in treasury, 2,167; $.01 par value; 2005; authorized shares, 1,000,000; issued shares, 588,758, outstanding shares, 586,591, shares held in treasury, 2,167	7	6
Common stock, nonvoting, $.01 par value; authorized shares, 1,000,000; issued and outstanding shares, -0-	—	—
Additional paid-in capital	5,252	5,236
Loans to stockholders for stock purchases	(36)	(99)
Accumulated other comprehensive income (loss)	(1,413)	(1,830)
Accumulated deficit	(92,287)	(80,255)

Total stockholders’ deficit	(88,477)	(76,942)

Total liabilities and stockholders’ deficit	$220,816	$225,784

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries

Consolidated Statements of Operations

for the years ended December 31, 2006, 2005 and 2004

(dollars in thousands except share data)

	2006	2005	2004
Net sales	$117,627	$116,915	$115,320
Cost of sales	53,260	56,654	58,617

Gross profit	64,367	60,261	56,703
Selling, general and administrative expenses	47,806	46,025	32,670
Amortization expense	662	441	462

Operating income	15,899	13,795	23,571
Interest expense and financing costs	27,081	31,853	31,283
Gain on repurchase of Senior Discount Notes	—	(28,403)	—

Income (loss) before income taxes	(11,182)	10,345	(7,712)
Income tax expense	850	228	27,210

Net income (loss) before preferred stock dividends	(12,032)	10,117	(34,922)
Preferred stock dividends	—	—	(1,613)

Net income (loss) applicable to common shares	$(12,032)	$10,117	$(36,535)

	2006	2005	2004
Basic earnings per common share:
Net income (loss) before preferred stock dividends	$18.81	$17.18	$(60.44)
Preferred stock dividends	—	—	(2.79)

Net income (loss) applicable to common shares	$18.81	$17.18	$(63.23)

Diluted earnings per common share:
Net income (loss) before preferred stock dividends	$18.81	$17.18	$(60.44)
Preferred stock dividends	—	—	(2.79)

Net income (loss) applicable to common shares	$18.81	$17.18	$(63.23)

Weighted average common shares outstanding:
Basic	639,708	588,758	577,795
Diluted	639,708	588,758	577,795

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

for the years ended December 31, 2006, 2005 and 2004

(dollars in thousands except share data)

		2006	2005	2004
Net income (loss)		$(12,032)	$10,117	$(34,922)

Other comprehensive income, net of tax benefit:
Unrealized gains (losses) on derivative financial instruments
Unrealized gains (losses) arising during year; ($77) for 2005	$281
Plus: adjustments for gains included in net income	(204)	77	(77)	—

Minimum pension liability		340	(402)	(122)

Comprehensive income (loss)		$(11,615)	$9,638	$(35,044)

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(12,032)	$10,117	$(34,922)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of Senior Discount Notes	—	(28,403)	—
Depreciation expense	1,802	1,174	816
Amortization expense	662	441	462
Amortization of deferred financing costs	1,914	4,143	1,949
Amortization of interest on senior discount notes	4,192	7,664	6,612
Deferred income taxes	631	228	26,560
Stock compensation expense	16	(55)	832
Stock issued for non-cash services	—	—	681
Changes in operating assets and liabilities:
Accounts receivable	796	1,121	2,545
Inventories	1,560	7,310	4,298
Income tax receivable	—	—	910
Other current assets	1,377	695	(2,267)
Other assets	(126)	(3,536)	(4,766)
Accounts payable	(4,420)	(733)	1,730
Accrued pension liabilities	(117)	170	(1,933)
Accrued postretirement liabilities	768	701	(3,272)
Accrued expenses and other	2,253	963	3,998

Net cash provided by (used in) operating activities	(724)	2,000	4,233

Cash flows from investing activities:
Capital expenditures	(1,679)	(4,785)	(3,277)
Other	—	—	(38)

Net cash provided by (used in) investing activities	(1,679)	(4,785)	(3,315)

Cash flows from financing activities:
Proceeds from term loan	—	30,000	—
Proceeds (payments) from (to) revolving credit facility, net	3,600	(14,500)	8,200
Proceeds from issuance of senior notes	—	—	200,000
Proceeds from issuance of Senior Discount Notes	—	—	60,010
Payment of old senior notes	—	—	(155,000)
Payments on notes payable	—	—	(30,686)
Extinguishment of Senior Discount Notes	—	(12,690)	—
Deferred financing costs incurred	—	(1,847)	(9,891)
Redemption of preferred stock	—	—	(65,080)
Preferred stock cash dividends	—	—	(1,613)
Common stock dividends	—	—	(4,884)
Other	81	—	69

Net cash provided by (used in) financing activities	3,681	963	1,125

Net increase (decrease) in cash	1,278	(1,822)	2,043
Cash, beginning of period	525	2,347	304

Cash, end of period	$1,803	$525	$2,347

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21,808	$19,895	$16,245

Cash paid during the period for income taxes	$108	$371	$1,297

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

for the years ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	Common Stock, Voting	Additional Paid-In Capital	Loans to Stockholders for Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Beginning balance, January 1, 2004	$5	$9,663	$(168)	$(1,229)	$(54,838)	$(46,567)
Elimination of equity in NATC		(5,885)			5,885	—
Compensation expense		832				832
Issuance of common stock	1	681				682
Net loans to stockholders for stock purchases			69			69
Amount related to minimum pension liability, net of tax of $74				(122)		(122)
Common stock dividend					(4,884)	(4,884)
Preferred stock dividend					(1,613)	(1,613)
Net loss					(34,922)	(34,922)

Ending balance, December 31, 2004	6	5,291	(99)	(1,351)	(90,372)	(86,525)
Amount related to minimum pension liability net of tax of $153				(402)		(402)
Unrealized losses on derivative financial instruments				(77)		(77)
Stock compensation expense		(55)				(55)
Net loss					10,117	10,117

Ending balance, December 31, 2005	6	5,236	(99)	(1,830)	(80,255)	(76,942)
Issuance of common stock	1					1
Net loans to stockholders for stock purchases			63			63
Amount related to minimum pension liability				340		340
Unrealized gains on derivative financial instruments				77		77
Stock compensation expense		16				16
Net loss					(12,032)	(12,032)

Ending balance, December 31, 2006	$7	$5,252	$(36)	$(1,413)	$(92,287)	$(88,477)

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Holding Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the years ended December 31, 2006, 2005 and 2004

(dollars in thousands, except where designated and per share data)

1. Organization:

North Atlantic Holding Company, Inc. (the “Company”) is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries. Except where the context otherwise requires, reference to the Company include the Company and its subsidiaries, National Tobacco Company, L.P. (“NTC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), National Tobacco Finance Corporation (“NTFC”), Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, “Stoker”). Except where the context otherwise requires, references to the Company include the Company and its subsidiaries. NTC is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker™, Our Pride™, and other brand names. NTC also manufactures and markets ZIG-ZAG Premium Cigarettes. NTC also packages and markets its cigarette tobacco brands Stokers No. 2 and Old Hillside, among other brands, and also packages and markets for NAOC on a contract basis Zig-Zag cigarette tobacco. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG® brand name pursuant to an exclusive long-term distribution agreement with Bolloré, S.A.

2. Recapitalization and Reorganization:

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

Immediately after the Merger, (i) 539,235 shares of Company Common Stock were issued and outstanding; and (ii) ten (10) shares of the Company Common Stock were issued and outstanding.

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

On February 9, 2004, NATC consummated its general corporate reorganization in which NATC became a wholly-owned subsidiary to the Company. On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock and the Company issued senior discount notes in conjunction with the refinancing. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by NATC (the “Senior Notes”), (2) entering into an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to NATC (the “Senior Revolving Credit Facility”) and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Company (the “Senior Discount Notes”). Both the senior notes and the senior discount notes were offered pursuant to Rule l44A and Regulation S and subsequently registered under the Securities Act of 1933, as amended.

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

The proceeds from the offering of the Senior Notes, along with borrowings under the Senior Revolving Credit Facility and the proceeds from the concurrent offering of the Senior Discount Notes were used to (1) repay $36.6 million in outstanding borrowings under the existing senior credit facility (the “Old Senior Credit Facility”), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc., (2) redeem the Old Senior Notes, (3) redeem NATC’s existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $5.0 million pro rata distribution to stockholders of the Company and make a distribution to certain holders of warrants of the Company, (5) make $2.1 million in incentive payments to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.

3. Liquidity:

On June 16, 2005, NATC refinanced its existing $35.0 million Amended and Restated Loan Agreement, dated as of February 17, 2004, by and among JP Morgan Chase Bank, N.A., as agent, the Company, NATC and its subsidiaries by entering into a Financing Agreement (the “Financing Agreement”) among the Company, NATC and its subsidiaries, the financial institutions from time to time party thereto as lenders, and Fortress Credit Corp., as agent for the Lenders. The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. NATC and its subsidiaries will use the revolving credit facility for working capital requirements and other general corporate purposes. At December 31, 2006, NATC has a $30.0 million term loan outstanding under the Financing Agreement and approximately $51.4 million of undrawn availability under the revolving credit facility of the Financing Agreement. The Financing Agreement significantly enhanced the short-term liquidity of the Company.

The Financing Agreement requires NATC to meet certain financial covenants and includes various events of default, including an event or development that occurs which results in a material adverse effect as determined by the agent in its reasonable business judgment. If a covenant violation or event of default occurs and is not cured in a reasonable period of time, acceleration of the outstanding loans under the Financing Agreement will result. Although there can be no assurance, the Company currently anticipates that it will meet the required financial covenants, and it will have sufficient liquidity to continue normal operations through at least December 31, 2007.

4. Summary of Significant Accounting Policies:

Basis of Presentation: The consolidated financial statements of the Company include the results of operations, cash flows and changes in shareholders’ equity of the Company, its NATC subsidiary and all other subsidiaries for all periods.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition: The Company recognizes revenues and the related costs upon delivery to the customer, at which time there is a transfer of title and risk of loss to the customer in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company classifies customer rebates as sales deductions in accordance with the requirements of Emerging Issues Task Force Issue No. 01-09.

Derivative Instruments: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” as amended, and related pronouncements. Under the Company’s policy, it may hedge up to eighty percent of its anticipated purchases of inventory under the Bolloré, S.A. master contract, denominated in Euros, over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date except any ineffectiveness which is currently recognized in income. Gains and losses on these inventory contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do no qualify for hedge accounting or are not designated as hedges are recognized in income currently. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed next. The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $4,866, $3,941, and $3,419 in 2006, 2005 and 2004, respectively.

Research and Development Costs: Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were approximately $563, $644 and $521 in 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents: The Company considers any highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 85% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach that first compares the book value to the fair value, no impairment exists if the fair value exceeds book value. If an impairment exists then step 2 measures the amount of the impairment. The goodwill balances attributable to each of the Company’s reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31 each year. Fair value was determined by the Company through a projection of volumes, pricing, costs and inflation by segment and subsidiary, a projection of working capital and capital spending, and residual value at the end of the projection period to capitalize the future value of cashflows beyond the years projected; the overall resulting projected cashflows are discounted at a risk adjusted discount rate. The projections and valuations are analyzed against the yearend asset carrying value and a determination is made about the carrying value of goodwill and other intangible assets. The valuation process is most sensitive to the residual value and discount rate assumptions. If the residual value decreased by 5% and the discount rate increased by a multiple of 1.05, the computed value of Goodwill and Other Intangible Assets would still exceed the carrying value and no impairment would be necessary. The potential impairment of Goodwill and Other Intangible Assets does not lend itself to a retrospective review based on subsequent events or transactions as no real market transactions have occurred which could be used for such a review. The Company has not sold or disposed of any intangible asset. Variables such as projected volumes, pricing, costs, etc, are compared to future achieved results annually and such knowledge is used to assist in the determination of such factors for future computations. The Company has reported that no such impairment of goodwill and other intangible assets has occurred as of December 31, 2006.

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

Advertising and Promotion: Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $3,251, $2,990, and $3,147 for the years ending December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation: The Company measures stock compensation costs related to its stock options on the fair value based method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. The Companies’ consolidated financial statements of prior fiscal years do not reflect any restated amounts. Under the method, stock-based compensation expense will continue to be recognized using the fair-value based method for all awards granted. Compensation expense for unvested stock options and awards that were outstanding on December 31, 2005 will continue to be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS No. 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2006, the Company had on deposit approximately $18.7 million which is recorded in Other assets. The Company will be depositing approximately $3.0 million into this account by April 15, 2007, relating to 2006 sales. During 2006, approximately $4.0 million was deposited into this qualifying escrow account. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a judgment against the Company. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low risk government securities.

Concentration of Credit Risk: At December 31, 2006 and 2005, the Company had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $17.4 million and $18.0 million, respectively.

The Company sells its products to distributors and retail establishments throughout the United States. A single customer accounted for 10.7%, 12.9% and 16.5% of the Company’s revenues in 2006 and 2005 and 2004, respectively. All of these revenues were in the Make-Your-Own reportable segment. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. As of December 31, 2006 and 2005, Cod Company, Inc., the Company’s largest customer, accounted for $0.9 million and $1.1 million, respectively, of the outstanding accounts receivable balances. The Company has not incurred any losses related to this customer’s accounts receivable. Historically, the Company has not experienced significant credit losses.

Accounts Receivable: Accounts receivables are recognized at their net realizable value. All accounts receivable are trade related and are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debts” which result in write-offs). The activity of allowance for doubtful accounts during 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Balance at beginning of period	$459	$284	$367
Provision (reduction) for doubtful accounts	(146)	175	(67)
Charge offs, net	(72)	—	(16)

Balance at end of period	$241	$459	$284

Retirement Obligation of Long-Lived Assets: The Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”, (“FIN 47”), effective December 31, 2005. FIN 47 expands the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), to refer to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally, upon acquisition, construction or development and through the normal operation of the asset.

As a result of the implementation of FIN 47, the Company recorded additional Asset Retirement Obligations (“ARO”) net assets and liabilities during 2006 in the amount of $0.7 and $4.1, respectively. The Company recorded additional

ARO net assets and liabilities during the fourth quarter of 2005 in the amount of $0.1 and $33.9, respectively. The Company also recorded an adjustment in the amount of $33.8 in 2005 to reflect the cumulative accretion of the ARO at the transition date.

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

Reclassification: The Company has changed the criteria for items to be included in Selling, general and administrative expenses to conform to prevailing industry practices. The Company has reclassified its prior period Statement of Operations to reflect the new classification criteria. This resulted in the reclassification of $2.1 million and $(4.4) million of expense/(income) from Other income/(expense) which includes, but is not limited to, litigation expenses, reversals and recoveries, to Selling, general and administrative expenses for the years ended December 31, 2005 and 2004, respectively.

5. Note Repurchases:

During the fourth quarter 2005, NATC purchased Senior Discount Notes of the Company with an accreted book value of approximately $41.0 million (face value at maturity of approximately $54.1 million) for approximately $12.7 million in cash. The Senior Discount Notes of the Company are being held as an available for sale investment accounted for under Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investment in Debt and Equity Securities” (“SFAS No. 115”). The Senior Discount Notes are Marked to Market and the unrealized gains or losses are accumulated in Other comprehensive income. As of December 31, 2006, NATC had recorded $25.7 million in accumulated other comprehensive income. The Company or NATC may, from time to time, continue to acquire and/or retire all or a portion of the Senior Discount Notes and/or Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

6. Foreign Exchange Contracts:

In July 2005, the Board of the Company approved the Company’s Foreign Exchange Risk Management Policy and Procedures. The policy is to manage the risks associated with foreign exchange rate movements actively, professionally and prudently. The primary objective of the Company’s Foreign Exchange Risk Management Policy and Procedure is to protect the value of the Company’s cash flows that are exposed to exchange rate movement, i.e. transactional foreign exchange exposures. The Company will always match the currency of the underlying transaction with the currency of the hedge. The policy allows the Company to hedge up to 80% of its anticipated purchases of inventory under the Bolloré Agreement, such purchases being denominated in Euros, over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge non-inventory purchases, e.g. production equipment, at a rate not to exceed 90% of the purchase price and in a currency determined by the invoice currency. The policy is administered by the Foreign Exchange Risk Management Committee which includes: 1) the Chief Executive Officer, the Senior Vice President and Chief Financial Officer, the Vice President – Finance. Additionally, the Chairman of the Audit Committee of the Board, while not a voting member of the Committee, will have full observer rights. The purpose of the Committee is to monitor and manage all significant foreign currency exposures Company-wide and to provide regular reports on those exposures and all related hedging actions and positions. During 2006, the Company executed various forward contracts for the purchase of $14.0 million Euros with maturity dates from March 6, 2006 to April 20, 2007. On December 31, 2006, contracts with a total Euro commitment of $0.4 million with maturity dates from March 23, 2007 to April 20, 2007 were outstanding.

7. Fair Value of Financial Instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” as amended and interpreted. The estimated fair value amounts have been determined by the Company using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents: Cash and cash equivalents are by definition short-term and the carrying amount is a reasonable estimate of fair value.

Accounts Receivable: The fair value of accounts receivable approximates their carrying value.

Long-Term Debt: The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2006 and 2005, the fair market value of the Company’s Senior Notes and term loan debt was approximately $174.0 million and $150.0 million, respectively.

Foreign Exchange: The fair value of the foreign exchange forward contracts as of December 31, 2006 and 2005, was based upon the quoted market price that resulted in an asset of $23.9 and a liability of $125.6, respectively.

Notes Repurchased: The fair value of the Senior Discount Notes as of December 31, 2006 and 2005, were 71% and 24%, respectively, of face value at maturity based on quoted market price. These notes are carried at fair value.

8. Inventories:

The components of inventories at December 31 are as follows (in thousands):

	2006	2005
Raw materials and work in process	$3,086	$3,242
Leaf tobacco	3,979	5,948
Finished goods – loose leaf tobacco	3,336	2,275
Finished goods – MYO products	9,019	6,522
Other	546	1,594

	19,966	19,581
LIFO reserve	9,123	10,991

	$29,089	$30,572

During 2006, 2005 and 2004, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2006, 2005 and 2004 purchases, the effect of which increased cost of goods sold and increased net loss by approximately $1.9 million, $1.3 million and $1.7 million, respectively.

The LIFO inventory value is in excess of its current estimated replacement cost by the amount of the LIFO reserve.

The Company recorded an inventory valuation allowance of $906 and $312 as of December 31, 2006 and 2005, respectively.

9. Property, Plant and Equipment:

Property, plant and equipment at December 31 consists of (in thousands):

	2006	2005
Land	$654	$654
Buildings and improvements	4,885	5,073
Machinery and equipment	15,891	14,820
Furniture and fixtures	5,194	5,163

	26,624	25,710
Accumulated depreciation	(12,365)	(11,328)

	$14,259	$14,382

10. Goodwill and Other Intangible Assets:

The following table summarizes goodwill by segment (in thousands):

	Smokeless	MYO	Premium Manufactured Cigarettes	Total
Balance as of December 31, 2006 and 2005	$30,675	$98,022	$—	$128,697

The following table summarizes information about the Company’s allocation of other intangible assets. Other intangibles, all of which relate to the purchase of Stoker, consist of (in thousands):

	As of December 31, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized indefinite life intangible assets
Trade names	$8,500	$—	$8,500	$—
Formulas	51	—	51	—

Total	$8,551	$—	$8,551	$—

Amortized intangible assets:
Customer list (useful life of 10 years)	$1,400	$761	$1,400	$299
Non-compete agreement (useful life of 3 years)	900	900	900	700

Total	$2,300	$1,661	$2,300	$999

Amortization expense for other intangibles was approximately $662, $441 and $462 for the years ending December 31, 2006, 2005 and 2004, respectively. Estimated future amortization expense is approximately $199, $143, $103, $74, and $53 for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

11. Other Assets:

Other assets at December 31, 2006 and 2005 includes loans and accrued interest to the principal shareholder, net of an allowance account to record them at net realizable value, of $500 and $1,487, respectively, amounts on deposit related to the MSA escrow account of $18,686 and $17,574, respectively, and other miscellaneous deposits of $2 and $1, respectively.

On April 26, 1988 and on December 15, 1988, Mr. Thomas F. Helms, Jr., then the Chief Executive Officer of the Company, borrowed $75.0 and $45.0, respectively, in connection with the purchase of a portion of his partnership interest in NTC and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp., a corporation in which Mr. Helms owns all of the voting capital stock and a trust established by Mr. Helms for the benefit of his children which owns all of the non-voting capital stock, issued a promissory note to the Company in the aggregate principal amount of $886.7, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766.7 to cover certain income tax liabilities of Helms Management Corp. resulting from the Company’s conversion from a limited liability company to a “C” corporation in connection with the Acquisition. Upon execution of the $886.7 note, the prior notes issued by Mr. Helms were cancelled. On March 31, 2002, Helms Management Corp. issued a promissory note to the Company in the amount of $958.5 and the prior note was cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008.

On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150.0, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned LLC conversion. On April 20, 2001 and on November 12, 2001, additional loans, each in the amount of $150.0, were made to Mr. Helms on the same terms as the existing loans. On March 31, 2002, Mr. Helms issued a promissory note to the Company in the principal amount of $475.1 representing the principal amounts on the notes discussed above, plus accrued interest of $25.1, and the prior notes were cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008. On March 31, 2002 Mr. Helms and the Company executed a Pledge and Security Agreement in which Mr. Helms pledged 30,000 shares of common stock as security against the current notes. In connection with the entering into of the New Employment Agreement between the Company and Mr. Helms dated as of February 14, 2006, the Company agreed that the interest payments due on March 31, 2006 and March 31, 2007, with regard to the two separate Secured Promissory Notes issued by Helms

Management Corp. and Mr. Helms to the Company in the original principal amounts of $958.5 and $475.1, respectively, may be deferred and paid by them upon the maturity of such Secured Promissory Notes on March 31, 2008.

The Company has made a determination following discussions with Mr. Helms that the next realizable values of these loans and accrued interest is $500.0 at December 31, 2006 and has recorded an allowance account for approximately $1.1 million with a charge to selling, general and administrative expenses in the fourth quarter of the year ended December 31, 2006.

12. Deferred Financing Costs:

Deferred financing costs at December 31 consist of (in thousands):

	2006	2005
Deferred financing costs, net of accumulated amortization of $5,373 and $3,459 at December 31, 2006 and 2005, respectively	$8,879	$10,810

During 2005, the Company recorded a write-off of deferred financing cost of approximately $0.4 million relating to the senior revolving credit facility. During 2004, the Company recorded a write-off of deferred financing cost of approximately $1.6 million relating to the extinguishment of the Old Senior Notes.

13. Notes Payable and Long-Term Debt:

Notes payable and long-term debt at December 31 consists of (in thousands):

	2006	2005
Senior Discount Notes	$37,387	$33,195
Senior Notes	200,000	200,000
Term loan	30,000	30,000

	$267,387	$263,195

On February 17, 2004, NATC consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of senior notes (the “Senior Notes”) by NATC, (2) NATC entering into of an amended and restated loan agreement that provided a $50.0 million senior secured revolving credit facility to NATC and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Company.

The Senior Notes are senior unsecured obligations of NATC, which has no independent assets or operations, mature on March 1, 2012 and are guaranteed jointly, severally, fully and unconditionally on a senior unsecured basis by all of NATC’s existing and certain of its future subsidiaries. The Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year. NATC is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes. NATC or the Company may, from time to time seek to retire all or a portion of the Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

On and after March 1, 2008, the Senior Notes are redeemable, at NATC’s option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Year	Redemption Price
2008	104.625%
2009	102.313%
2010 and thereafter	100.000%

In addition, prior to March 1, 2008, NATC may redeem the Senior Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus a “make-whole” premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

The Senior Notes limit the incurrence of additional indebtedness, the payment of dividends, entering into transactions with affiliates, asset sales, engaging in mergers or acquisitions, creating liens or other encumbrances on assets, and other matters.

On June 16, 2005, NATC refinanced its 2004 Credit Agreement by entering into the Financing Agreement with various financial institutions (“Lenders”) and Fortress Credit Corp., as agent for the Lenders (“Agent’). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, which replaced the $50.0 million Senior Secured Revolving Credit Facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). As of December 31, 2006, the Company had an outstanding balance of $3.6 million on the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Company and each of NATC’s current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Company’s and its direct and indirect subsidiaries’ current and future assets and property. The collateral includes a pledge by the Company of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company’s option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of NATC’s secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement. As of December 31, 2006, the interest rate on the Company’s term loan and revolving credit facility was 8.875% and 9.25%, respectively.

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

Concurrently with the offering of the Senior Notes, the Company issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the “Senior Discount Notes”). Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to the Company. The accreted value of these notes is $37.4 million at December 31, 2006. The Senior Discount Notes are the Company’s senior obligations and are unsecured, ranking equally in right of payment to all of the Company’s future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Senior Discount Notes, and will be effectively subordinated to any secured obligations of the Company to the extent of the assets securing those obligations. The Senior Discount Notes are not guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of NATC and its subsidiaries’ obligations, including the Senior Notes. The Company or NATC from time to time may seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transaction, or otherwise, see Note 5 Note Repurchase.

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

The Company is dependent on NATC’s cash flows to service its debt. The amount of cash interest to be paid during the next five years is as follows: $0 in each of 2007 and March 1, 2008; approximately $2,628 payable on September 1, 2008 and approximately $2,628 payable on each of March 1 and September 1, 2009, 2010, 2011 and thereafter until maturity.

NATC’s Credit Facility will require a $30.0 million payment on the term loan on June 30, 2010.

14. Income Taxes:

The income tax provision for the years ended December 31, 2006, 2005, and 2004 consists of the following components (in thousands):

	2006			2005			2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$88	$531	$619	$—	$198	$198	$650	$24,730	$25,380
State and local	131	100	231	—	30	30	—	1,830	1,830

	$219	$631	$850	$—	$228	$228	$650	$26,560	$27,210

Deferred tax assets and liabilities at December 31, 2006 and 2005 consist of (in thousands):

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Inventory	$—	$3,404	$—	$3,928
Property, plant and equipment	—	1,183	—	622
Goodwill and other intangible assets	3,215	7,261	7,769	6,106
Accrued pension and postretirement costs	3,891	—	3,772	—
Minimum pension liability	770	—	766	—
NOL carryforward	23,113	—	15,038	—
Other	2,873	—	2,858	—

Sub-total	33,862	11,848	30,203	10,656
Valuation allowance	(32,679)	—	(29,581)	—

Deferred income taxes	$1,183	$11,848	$622	$10,656

At December 31, 2006 the Company had NOL carryforwards for income tax purposes of approximately $60.8 million which expire in the years beginning in 2012.

The Company has determined, due to its operating losses, that at December 31, 2006 and 2005, its ability to realize future benefits of net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”; therefore, a valuation allowance of $32.7 million and $29.6 million, respectively, has been recorded.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.6	3.5	1.9
Permanent differences	(4.2)	(1.1)	(17.0)
Valuation	(46.1)	(35.2)	(372.7)

Effective income tax rate	(12.7)%	2.2%	(352.8)%

15. Pension and Postretirement Benefit Plans:

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

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2006 and 2005 and a statement of the funded status as of December 31 (in thousands):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Reconciliation of benefit obligation:
Benefit obligation at January 1	$14,830	$14,528	$9,430	$8,628
Service cost	90	45	492	436
Interest cost	786	790	449	475
Actuarial loss	279	248	(1,135)	236
Benefits paid	(810)	(781)	(238)	(345)

Benefit obligation at December 31	$15,175	$14,830	$8,998	$9,430

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$11,904	$11,705	$—	—
Actual return on plan assets	1,248	706	—	—
Employer contributions	507	274	238	345
Benefit paid	(810)	(781)	(238)	(345)

Fair value of plan assets at December 31	$12,849	$11,904	$—	$—

Funded status:
Funded status at December 31	$(2,326)	$(2,926)	$(8,998)	$(9,430)
Unrecognized net actuarial loss	1,643	1,810	1,468	2,668

Net amount recognized	$(683)	$(1,116)	$(7,530)	$(6,762)

The asset allocation for the Company’s defined benefit plans as of December 31, 2006 and 2005, and the target allocation for 2007, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December
	2007	2006	2005
Asset category:
Equity securities	70%	72.3%	71.8%
Debt Securities	30%	25.2%	28.2%
Cash	0.0%	2.5%	0.0%

Total	100.0%	100.0%	100.0%

Equity securities included no shares of the Company’s common stock at December 31, 2006 or 2005.

The Company’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. The Company uses one management firm to manage plan assets, which are invested in high quality equity and debt securities. The Company’s investment objective is to provide long-term growth of capital as well as current income.

The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Accrued benefit cost	$(2,709)	$(3,166)	$(7,530)	$(6,762)
Accumulated other comprehensive income	2,026	2,050	—	—

Net amount recognized	$(683)	$(1,116)	$(7,530)	$(6,762)

The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$90	$45	$161	$492	$436	$238
Interest cost	786	790	782	449	475	460
Expected return on plan assets	(935)	(913)	(850)	—	—	—
Amortization of gains and losses	133	121	121	65	135	133
Curtailment of salaried benefits	—	—	—	—	—	(3,811)

Net periodic benefit cost	$74	$43	$214	$1,006	$1,046	$(3,080)

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

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	5.50%	5.50%	5.50%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.50%	—	—	—

For measurement purposes of the postretirement benefits, the assumed health care cost trend rate for participants under age 65 as of December 31, 2006, 2005 and 2004 was 9.0%, 10.0% and 11.0%, respectively, and for participants age 65 and over the rate was 9.0%, 10.0% and 11.0%, respectively. The health care cost trend rate was assumed to decline gradually to 5.5% for pre-age 65 and for post-age 65 costs over 4 years.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects (in thousands):

	2006	2005	2004
Effect on total of service and interest cost components of net periodic postretirement cost	$193	$182	$123
Effect on the health care component of the accumulated postretirement benefit obligation	$1,220	$1,235	$1,100

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)	(In Thousands)
2007	$847	$257
2008	$870	$302
2009	$895	$340
2010	$924	$393
2011	$952	$448
2012-2016	$5,176	$2,879

The Company’s policy for the postretirement benefits plan is to make contributions equal to the benefits paid during the year. The Company expects to make $0.3 million of contributions to the plan in the year ending December 31, 2007. The Company’s policy for the pension plans is to make the minimum amount of contributions that can be deducted for federal income taxes. The Company expects to make $0.5 million of contributions to the pension plans in the year ending December 31, 2007.

The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. The Company match for the hourly employees is 100.0% of each eligible participant’s contribution up to 6% of compensation for the plan year. The Company’s matching for hourly employees is subject to a 3-year vesting schedule. In May 2005, the Company terminated the Company match for the salaried employees which had, to that point, been 100% of each eligible participant’s contributions up to 6% of compensation for the plan year. In March 2006, the Company made a Supplemental match to the salaried employees as follows: The lowest dollar amount determined under the following three calculations: 1) if the participant’s effective 401(k) contribution percentage as of October 16, 2005 is equal to or greater than 6% of the participant’s annual salary rate for the 2005 Plan Year; 6% of the participant’s annual salary rate for 2005 minus any match already contributed by the Company to the participant’s account during the 2005 Plan Year; 2) if the participant’s effective 401(k) contribution percentage as of October 16, 2005 is less than 6% of the participant’s annual salary rate for the 2005 Plan Year; the participant’s effective 401(k) contribution percentage as of October 16, 2005 times the participant’s annual salary rate for 2005 minus any match already contributed by the Company to the participant’s account during the 2005 Plan Year; 3) $1,000. Company matching contributions to this plan were approximately $0.4 million, $0.3 million and $0.5 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

16. Lease Commitments:

The Company leases certain office space and vehicles for varying periods. In March 2006, the Company sub-leased its leased office space in New York City. This sub-lease is to expire on May 30, 2014 and requires a fixed monthly rent payment, utilities and applicable taxes.

The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 (in thousands):

Operating Leases
2007	$1,220
2008	808
2009	535
2010	382
2011	349
2012 and beyond	829

Total minimum lease payments	$4,123

The preceding minimum lease commitment amounts have not been reduced by the minimum lease receipts totaling $3,130 which are to be received in the future under the sub-lease mentioned above.

The total lease expense included in the income statements for the years ended December 31, 2006, 2005 and 2004 was $1,258, $1,238 and $1,081, respectively, and the net lease expense, after deducting sub-lease income of $218, $0 and $0, respectively, from sub-leases, was $1,040, $1,238 and $1,081, respectively.

17. Mandatorily Redeemable Preferred Stock

On July 1, 2002 the Company commenced a consent solicitation (the “Consent Solicitation”) from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred Stock, par value $0.01 per share (“Preferred Stock”), for certain amendments to the certificate of incorporation of the Company which would amend the terms of the Preferred Stock. The proposed amendments required the consent of the holders of a majority of the issued and outstanding shares of common stock of the Company and the consent of the holders of a majority of the issued and outstanding shares of Preferred Stock. A consent by the holders of a majority of the Company’s outstanding common stock was executed on June 28, 2002. On July 29, 2002, the Consent Solicitation was successfully completed, with the Company receiving consents from the holders of more than 99% of the outstanding shares of Preferred Stock.

The amendments to the Preferred Stock, among other things: (i) accelerated the mandatory redemption date of the Preferred Stock from June 15, 2007 to June 15, 2005, which will require the Company to redeem the Preferred Stock at an earlier date, (ii) reduced the liquidation preference from $25.00 to $22.00 per share, which will lower the Company’s cost of redeeming the Preferred Stock and will lower the amount of dividends payable thereon (which dividends are equal to 12% of the liquidation preference per annum), (iii) eliminated any redemption premium, which will lower the Company’s potential cost of redeeming the Preferred Stock prior to June 15, 2005, (iv) reduced the repurchase price that the Company must offer the holders of Preferred Stock upon a change of control from 101% to 100% of the liquidation preference, which will lower the Company’s potential cost of any such repurchase obligation, (v) permitted future dividends to be paid through the issuance of additional shares of preferred stock, which will provide the Company with greater flexibility in financing its operations, and (vi) included a definition for the term “Permitted Investments”, which definition was inadvertently omitted from the Certificate of Designation pursuant to which the Preferred Stock was created.

As consideration for these amendments, the Company paid each registered holder of Preferred Stock that consented thereto $0.40 per share in cash. A total of approximately $985 in consent fees were paid. The Company paid an additional amount of approximately $236 in legal and other fees related to the Consent Solicitation. As a result of the Consent Solicitation the Company recognized a gain of $5.4 million.

For the preferred stock dividend payments on September 15, 2002, December 15, 2002, March 15, 2003, June 15, 2003, September 15, 2003 and December 15, 2003, the Company chose to make this payment in kind. For the preferred stock dividend payment due on March 15, 2004 the Company chose to make this payment in cash.

Persons affiliated with the initial purchases of the Preferred Stock were also issued warrants, with an original fair value of $0.7 million, to purchase 19,050 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants has been recorded in equity, with a corresponding amount capitalized and included in deferred financing costs.

On March 18, 2004, in connection with the refinancing of its existing debt, the Company redeemed all outstanding shares of the preferred stock, at the applicable redemption price equal to the liquidation preference of the preferred stock ($22.00 per share), plus an amount in cash equal to all accumulated and unpaid dividends for a total of $65,080.

18. Share Incentive Plans:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under the method, stock-based compensation expense will continue to be recognized using the fair-value based method for all awards granted. Compensation expense for unvested stock options and awards that were outstanding on December 31, 2005 will continue to be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS No. 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

The Company has three share incentive plans covering certain key employees of the Company which provide for the granting of options to purchase common stock of the Company and other stock related benefits. The North Atlantic Trading Company Inc. 1997 Share Incentive Plan (the “1997 Plan”), now relating to the Company’s common stock, made available 61,856 shares (all of which have been granted) to key employees of the Company based on the discretion of a committee appointed by the Board of Directors (the “Administration Committee”). The 1997 Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) stock awards, including restricted stock; (4) performance awards; and (5) stock units. The Administration Committee shall determine the treatment to be afforded to a participant in the event of termination of employment for any reason including death, disability, or retirement. The 1997 Plan contains provisions for equitable adjustment of benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.

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

On February 8, 2006, the Board of Directors of the Company adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2006 Plan may be granted to employees. The Form Award Agreement requires, as a condition of the award, that any and all stock options (vested or otherwise) previously granted to these individuals will be immediately cancelled as of the date of the award. On March 15, 2006, the Board of Directors of the Company approved a form of Restricted Stock Award Agreement pursuant to which awards under the 2006 Plan may be granted to non-employee directors (the “Director Form Award Agreement”). The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards. Pursuant to the 2006 Plan, 175,503 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals. The Board of Directors of the Company may provide that awards under the 2006 Plan shall become vested in installments over a period of time or may specify that the attainment of certain performance measures will determine the degree of vesting, or a combination of both, as set forth in the applicable award agreements. Upon the occurrence of a change in control, the grantee shall be entitled to such consideration in respect of the outstanding shares subject to the 2006 Plan on the same terms and conditions as that provided to all other stockholders of the Company. The 2006 Plan is scheduled to terminate on February 17, 2016, the day before the tenth anniversary of its adoption by the Board. As of December 31, 2006, 107,900 shares of restricted stock have been granted to employees of the Company and 5,000 shares of restricted stock have been granted to directors of the Company under the 2006 Plan.

The total number of shares available for grant under the 1997 Plan, 2002 Plan and 2006 Plan is 0, 0 and 62,603, respectively. Stock option activity is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	106,356	$28.85	$22.41

Granted	—	—	—
Exercised	—	—	—
Forfeited	(8,741)	(62.00)	(15.67)

Outstanding, December 31, 2005	97,615	29.04	40.29

Granted	—	—	—
Exercised	—	—	—
Forfeited	(20,822)	(57.00)	(19.40)

Outstanding, December 31, 2006	76,793	21.46	45.96

At December 31, 2006, under the 1997 and 2002 plans, the outstanding stock options’ exercise price for 59,856 options is $9.99 per share, all of which are exercisable. The outstanding stock options’ exercise price for 16,937 options is $62.00, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 5.5 years for the options with the $9.99 exercise price and 5.2 years for the options with the $62.00 exercise price. The Company estimates that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

Of the stock options described above, 76,793 include a provision under which the Company will reimburse the employee for the difference between his or her ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123(R) under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is measured on each reporting date with the expense amount adjusted for changes in the fair value of the Company’s stock on that date. The Company recorded compensation expense of approximately $61 and $55 in the Statements of Operations for the years ended December 31, 2006 and 2005, respectively. Included within the 2006 compensation expense is $45 relating to forfeitures. The total compensation expense related to non-vested awards is expected to be approximately $58 which will be recognized over the next two years.

At December 31, 2006, the Company has issued outstanding warrants to purchase 15,993 shares of its common stock at $0.01 per share, 3,000 shares of its common stock at $40.00 per share and 14,721 shares of its common stock at $62.00 per share.

19. Income (Loss) Per Common Share Reconciliation (dollars in thousands, except per share amounts):

	For the Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(12,032)

Basic and diluted:
Net loss available to common stockholders	$(12,032)	639,708	$(18.81)

	For the Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$10,117

Basic and Diluted:
Net loss available to common stockholders	$10,117	588,758	$17.18

	For the Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(34,922)

Less: Preferred stock dividends	1,613
Basic and Diluted:
Net loss available to common stockholders	$(36,535)	577,795	$(63.23)

The calculations above are based on the weighted average number of shares of common stock outstanding during the year.

20. Selected Quarterly Financial Data (unaudited):

All amounts are in thousands except net income (loss) per share.

	1st	2nd	3rd	4th
2006
Net sales	$28,424	$29,126	$29,779	$30,298
Gross profit	15,350	16,227	16,995	15,795
Net income (loss)	(1,794)	(759)	(2,650)	(6,829)
Basic net income (loss) per share	(3.06)	(1.24)	(3.97)	(9.90)
Diluted net income (loss) per share	(3.06)	(1.24)	(3.97)	(9.90)

2005
Net sales	$27,347	$30,521	$28,847	$30,200
Gross profit	14,193	15,413	14,643	16,012
Net income (loss)	(6,659)	(5,601)	(3,978)	26,355
Basic net income (loss) per share	(11.29)	(9.51)	(6.75)	44.76
Diluted net income (loss) per share	(11.29)	(9.51)	(6.75)	36.90

The fourth quarter of 2006 included adjustments of $1.0 million relating to LIFO, $1.2 million relating to an employee loan reserve and $0.3 million of additional pension expense which increased net loss for the period. The 2005 fourth quarter adjustments did not have a material impact on income.

21. Contingencies:

Litigation with Republic Tobacco

On July 15, 1998, NAOC and NTC, which are subsidiaries of the Company, filed a complaint (the “Kentucky Complaint”) against Republic Tobacco, Inc. and its affiliates (“Republic Tobacco”) in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own (“RYO”) premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco’s use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC’s point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco’s RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

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

On August 3, 2005, the District Court issued its ruling and awarded NATC approximately $1.1 million. This amount is not recorded in the consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. Briefing was completed and oral argument was held before the Court of Appeals in November 2006. On February 22, 2007, the Court issued an opinion, reversing in part, affirming in part and remanding for further proceedings. The Court ruled that the Company was entitled to interest costs incurred by the Company during the time between the filing of the notice of appeal and the decision reducing the judgment in the approximate amount of $170; that the Company was not entitled to interest costs during the post-trial period in the district court prior to the notice of appeal in the approximate amount of $327; and that the district court should allocate the proportion of the fixed fee incurred in financing the appeal bond between those two time periods. The total fixed fee was $595. Proceedings on remand have not yet commenced.

On February 21, 2006, Top Tobacco, LP, an affiliate of Republic Tobacco, filed a complaint against NAOC, a subsidiary of NATC, in the Federal District Court for the Northern District of Illinois, alleging that NATC’s use of the phrase “Fresh-Top Canister” on the side of its ZIG-ZAG CLASSIC AMERICAN BLEND cigarette tobacco infringes, damages and violates Top Tobacco’s TOP trademark for tobacco. Top Tobacco requests injunctive relief and unquantified royalties and damages. The parties completed discovery and NATC moved for summary judgment, seeking dismissal of a of Top Tobacco’s claims. On January 4, 2007, the Court dismissed all of Top Tobacco’s claims. On January 26, 2007, NATC asked the Court to declare that the case was extraordinary under the federal trademark laws which would allow NATC to recover its attorneys fees. On January 26, 2007, Top Tobacco filed a notice of appeal. Briefing is currently scheduled to be completed by the end of May 2007. In the event of an appeal, NATC intends to vigorously defend any appealed claims and believes that it has strong defenses. However, no assurances can be given that NATC will prevail, and if NATC were to lose, there could be a material adverse event.

On May 16, 2006, Republic Tobacco L.P. (“Republic”) filed a complaint against NATC, NAOC and NTC in Federal District Court for the Northern District of Illinois, alleging that the defendants made oral and written presentations to Republic’s customers that defamed Republic’s president by implying he was not truthful in prior court testimony and wrongfully disparaged Republic’s “JOB” cigarette paper products. Republic alleges the defendants’ conduct constituted false advertising in violation of the Lanham Act (Count I), represented a deceptive trade practice in violation of the Illinois Uniform Deceptive Trade Practices Act (Count II), violated the Illinois Consumer Fraud Act (Count III), constituted common law defamation, trade libel and commercial disparagement (Count IV), and, finally constituted unfair competition under common law (Count V).

On June 30, 2006, the defendants answered the complaint, denying all of the alleged violations and asserting several affirmative defenses. The defendants also counterclaimed against Republic for false advertising in the marketing of cigarette paper products in violation of the Lanham Act (Counterclaim Count I), for tortious interference with the defendants’ customers (Counterclaim Count II) and for deceptive trade practices in Republic’s marketing of cigarette paper products, in violation of Illinois law (Counterclaim Count III). Currently pending is a fully-briefed motion by the defendants to add certain parties related to Republic. Discovery in the case has been completed and summary judgment motions have been filed and fully briefed. A decision of the Court is pending. NATC intends to vigorously defend these claims and believes that it has strong defenses to the claims. NATC also intends to vigorously prosecute its counterclaims. However, no assurances can be given that NATC will prevail, and if NATC were to lose, there could be a material adverse effect.

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

On July 1, 2004, the Court issued an Order awarding approximately $2.5 million in damages to NATC for the damages incurred by NATC as a result of the Import Warehouse Defendants’ civil contempt. On July 15, 2004, the Court entered a Final Judgment in that amount for which defendants Import Warehouse, Inc. and Ravi Bhatia are jointly and severally liable. After NATC and Bolloré commenced collection proceedings, Import Warehouse paid NATC and Bolloré an amount equal to the entire judgment plus the expenses incurred in collection. Accordingly, approximately $1.2 million has been recorded in Selling, general and administrative expenses during the third quarter of 2004. The Import Warehouse Defendants filed a notice of appeal on July 24, 2004. The appeal has been fully briefed. Oral argument has been scheduled for April 30, 2007.

On September 23, 2005, in Bolloré S.A. v. Beydoun, CV05-1679 S, NATC and Bolloré filed a complaint in the United States District Court for the Western District of Louisiana against certain individuals and companies alleging that they had engaged in a conspiracy to manufacture and distribute counterfeit Zig-Zag cigarette papers in the United States. The complaint sought, among other things, an injunction and damages. The civil case follows the conviction on federal criminal counterfeiting charges of one of the alleged participants in the conspiracy. Discovery has concluded. NATC has resolved the matter with all defendants but one, and the trial date for that one remaining defendant is currently scheduled for June 2007.

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

On September 19, 2000, NTC was served with a second summons and complaint on behalf of 561 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). A total of five of these plaintiffs alleged use of a product currently manufactured by NTC. One of these plaintiffs does not specify the time period during which the product was allegedly used. Another alleges use that covers, in part, a period when NTC did not manufacture the product. On motion by cigarette company defendants, this claim was dismissed on February 11, 2004, for failure to follow the case management order. On a subsequent motion by the plaintiffs’ counsel to reconsider dismissal, all previously dismissed plaintiffs were given a chance to potentially revive their claims by providing additional information to the trial court by September 18, 2006. This plaintiff did not do so and the dismissal of his claim was reaffirmed by order dated October 16, 2006. Of the remaining three, one alleges consumption of a competitor’s chewing tobacco from 1966 to 2000 and NTC’s Beech-Nut chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of Beech-Nut chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of NTC’s Durango Ice chewing tobacco from 1990 to 2000 (although Durango Ice did not come onto the market until 1999).

In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482). On August 19, 2004, the Korene Lantz lawsuit was voluntarily dismissed by the plaintiff against all defendants including NTC. The Donald Nice lawsuit was dismissed on July 18, 2005 against all defendants including NTC for failure of the plaintiff to follow the case management order. On a subsequent motion by the plaintiffs’ counsel to reconsider dismissal, all previously dismissed plaintiffs were given a chance to potentially revive their claims by providing additional information to the Court by September 18, 2006. The additional information was submitted in a timely fashion on behalf of Plaintiff Nice and therefore, the July 15, 2005 dismissal of his claims has been conditionally vacated. At some point in the future, the trial court will decide whether sufficient evidence exists to allow the claim to proceed.

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

By opinion dated December 2, 2005, the Supreme Court of Appeals of West Virginia completed its review of a certified question arising from the trial court’s initial trial plan that had been established to resolve claims against the cigarette manufacturer defendants. The Supreme Court of West Virginia determined that the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell, 538 U.S. 408 (2003), did not preclude a trial plan in which phase I of the plan would decide certain elements of liability and a punitive damages multiplier and Phase II would decide each plaintiff’s entitlement to compensatory damages and punitive damages based upon the multiplier determined in Phase I. The action was remanded to the circuit court to fashion a new trial plan for the consolidated cases. The trial court has now re-instituted the original trial plan with regard to the claims against the cigarette manufacturer defendants and has set the trial of “Phase I “ to begin in March 2008. The trial court has not yet formulated a new trial plan with regard to the claims against the cigarette manufacturer defendants. The claims against the smokeless tobacco manufacturer defendants remain severed and indefinitely stayed. While the Company intends to defend these cases vigorously should they ever go to trial, and believes it has strong defenses, no assurances can be given the Company would prevail. If the Company were not to prevail, the result could be a material adverse event.

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

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the “Brunson Employment Agreement”) was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425 which was paid within ten business days after January 19, 2005, and an additional $425 which was paid in bi-weekly installments from

January 20, 2005 through January 19, 2006. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725 relating to synergies achieved in the integration of the business of Stoker, Inc., which was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, which has been made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of the Company at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. During the first quarter 2005 and twelve months ended December 31, 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

On January 23, 2006, Mr. Brunson filed a verified complaint against the Company in the Supreme Court of New York, County of Westchester, alleging breach of his employment agreement and related claims arising out of his resignation from employment with the Company. Mr. Brunson claims that he is entitled to $1.5 million in unpaid severance pay and at least $1.2 million in unpaid incentive bonus compensation under his employment agreement. Alternatively, Mr. Brunson seeks payment of the alleged unpaid incentive bonus compensation under differing, but related theories of recovery. Mr. Brunson also seeks payment of his attorneys’ fees. The Company disputed Mr. Brunson’s allegations and responded to Mr. Brunson’s complaint on March 31, 2006 by filing a motion to dismiss four of seven claims contained in Mr. Brunson’s complaint on the grounds that they were duplicative or otherwise improper. In a decision dated July 6, 2006, the Court granted the Company’s motion and dismissed four of seven claims contained in Mr. Brunson’s complaint. The Company answered Mr. Brunson’s remaining claims on July 27, 2006. Mr. Brunson and the Company reached an agreement in principle for a settlement, subject to final documentation and agreement, of any and all asserted or potential claims against the Company, pursuant to which the Company would pay Mr. Brunson $1.5 million and forgive his outstanding promissory note of $60 plus accrued interest. These amounts were recorded as an expense during the three months ended September 30, 2006. A settlement agreement was executed between the Company and Mr. Brunson on December 18, 2006 in the amount outlined above and paid on December 28, 2006.

On November 27, 2005, in Owens v. National Tobacco Company (Cal Super. Ct. Case No. BC343611), two former employees filed claims alleging racial and gender discrimination against the Company following the Company’s dismissal of those employees for poor performance. The parties reached a settlement, the terms of which were immaterial to the Company’s operations.

Alvarez & Marsal, LLC (“A&M”) is entitled to a fee based on improvement in the Company’s financial performance as measured against the Company’s 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company’s 2005 Business Plan. As of December 31, 2006, no related liability or expense has been recorded relating to financial performance improvements.

22. Parent-Only Financial Information:

The Company is a holding company with no independent operations and no independent assets other than its investments in its subsidiaries, income tax receivables, deferred income tax assets related to the differences between the book and tax basis of its investment in the Partnership, and deferred financing costs related to its debt.

All of the Company’s subsidiaries are wholly-owned and guarantee the Senior Notes of NATC on a full, unconditional, and joint and several basis and any other subsidiaries of the Company other than the guarantors are minor. Within the Senior Notes there are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. Separate financial statements of the subsidiaries are not required and have not been included in these financial statements.

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

The table below presents financial information about reported segments for 2006, 2005 and 2004 (in thousands):

	Smokeless Tobacco	Make-Your-Own	Premium Manufactured Cigarettes	Other	Eliminations	Total
2006
Net sales	$48,849	$63,310	$550	$4,918	$—	$117,627
Operating income	1,772	13,701	(452)	878	—	15,899
Assets	69,139	306,404	4,437	33,474	(192,638)	220,816

2005
Net sales	$44,018	$67,599	$400	$4,898	$—	$116,915
Operating income	1,505	16,296	(4,392)	386	—	13,795
Assets	71,116	295,086	4,184	13,172	(157,774)	225,784

2004
Net sales	$46,214	$63,577	$270	$5,259	$—	$115,320
Operating income	12,379	15,204	(4,830)	818	—	23,571
Assets	62,172	275,713	2,788	25,242	(133,517)	232,398

24. New Accounting Standards:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” that was previously stated in ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial condition or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, No. 88, No. 106, and No. 132(R).” SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 25, 2007. The Company will comply with the provisions of this statement during its fiscal year 2007. The effects of the adoption of this statement are not yet known.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. The adoption of FIN 48 will not have a material impact on the Company’s financial condition or results of operations.

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

25. Subsequent Event:

On October 1, 2006, NATC and the Company (collectively, the “Companies”) retained Lazard Frères & Co. LLC (“Lazard”) as the Companies’ financial advisor to assist the Companies in exploring and evaluating potential alternatives relating to a financial recapitalization of the Companies. In consultation with Lazard, the Companies considered various recapitalization alternatives, including an exchange (the “Exchange Transaction”) of the Company’s outstanding 12.25% Senior Discount Notes due 2014 (the “Senior Discount Notes”), which were issued pursuant to that certain Indenture, dated as of February 17, 2004, between the Company and Wells Fargo Bank Minnesota, National Association, a national banking association (“Wells Fargo”), as Indenture Trustee, and a majority of NATC’s outstanding 9.25% Senior Notes due 2012 (the “Senior Notes”), which were issued pursuant to that certain Indenture, dated as of February 17, 2004, among NATC, the guarantors listed on the signature pages thereto and Wells Fargo, as Indenture Trustee, for new second lien secured notes of the Company (the “Second Lien Notes”).

The Companies, with the assistance of Lazard, have held discussions with various holders of Senior Discount Notes and Senior Notes regarding the Exchange Transaction. As of March 23, 2007, holders of 76.9% of the aggregate amount outstanding of the Senior Discount Notes and 54.84% of the aggregate amount outstanding of the Senior Notes have entered into written agreements in principle to participate in the Exchange Transaction on substantially the terms set forth in the Indicative Summary of Terms and Conditions (the “Term Sheet”). The exchange ratio would be $950 principal amount and $812.50 principal amount of Second Lien Notes for each $1,000 principal amount of Senior Notes and Senior Discount Notes, respectively. The Exchange Transaction would be offered to the holders of at least a majority and up to 100% of the outstanding Senior Discount Notes and to certain holders of at least a majority and up to 55% of the outstanding Senior Notes. As part of the Exchange Transaction, the existing Indentures for the Senior Discount Notes and Senior Notes would be amended to eliminate many of the covenants and events of default contained therein. The Companies’ obligations to file reports with the Securities and Exchange Commission would terminate if the Exchange Transaction is consummated, although it would continue to make its financial statements and certain other information available to the indenture trustee for the Second Lien Notes and on a password protected website. The foregoing discussion of the Exchange Transaction and the Term Sheet is qualified in its entirety by reference to the full text of the Term Sheet. There can be no assurance, however, that this process will result in a definitive transaction, or as to the final terms thereof, or any other recapitalization transaction by the Companies. Any offering or issuance of the Second Lien Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under, or an applicable exemption from the registration requirements of, such Act.

Exhibit Index

Exhibit Number		Description
3.1(a)	—	Certificate of Incorporation of North Atlantic Holding Company, Inc., filed January 28, 2004 (incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.1(b)	—	Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(c)	—	Certificate of Correction to the Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(d)	—	Certificate of Amendment to the Certificate of Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2002).

3.2(a)	—	Amended and Restated Bylaws of North Atlantic Holding Company, Inc. (amended as of September 12, 2006) (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

3.2(b)	—	Amended and Restated Bylaws of North Atlantic Trading Company, Inc. (amended as of September 12, 2006) (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

4.1	—	Warrant to Purchase Common Stock, granted in favor of Guggenheim Investment Management, LLC by North Atlantic Trading Company, Inc., dated September 30, 2002 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.2	—	Warrant to Purchase Common Stock, granted in favor of Peter J. Solomon Company Limited by North Atlantic Trading Company, Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	—	Indenture, dated as of February 17, 2004, between North Atlantic Holding Company, Inc. and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.12 to the Registrant’s Registration Statement (Reg. No. 333-115587) on Form S-4 filed with the Commission on May 17, 2004).

4.4	—	Indenture, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.5	—	Registration Rights Agreement, dated as of February 17, 2004, by and among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto, Citigroup Global Markets Inc. and RBC Capital Markets Corporation (incorporated herein by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit-1

Exhibit Number		Description
9.1	—	Amended and Restated Exchange and Stockholders’ Agreement, dated as of February 9, 2004, by and among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc. and those stockholders listed therein (incorporated herein by reference to Exhibit 9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.1	—	Third Amended and Restated Purchasing and Processing Agreement, dated as of June 25, 1997, between National Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.2†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.3†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.4†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.5	—	Amendment, dated April 20, 2006 to Amended and Restated Distribution and License Agreements (United States and Canada), between Bolloré S.A. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.6†	—	Restated Amendment, dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.7	—	Warrant Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.8††	—	1997 Share Incentive Plan of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

Exhibit-2

Exhibit Number		Description
10.9††	—	Employment Agreement, dated May 17, 1996, between North Atlantic Trading Company, Inc. and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10††	—	Employment Agreement, dated April 23, 1997, between Thomas F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.11††	—	Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12††	—	Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.13††	—	Amendment No. 2, dated as of December 31, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.14††	—	Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15††	—	Letter Agreement, dated as of October 12, 2004, between North Atlantic Trading Company, Inc. and Jack Africk (extending and amending Consulting Agreement) (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.16††	—	Amendment, dated July 28, 2006, to the Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2006).

10.17††	—	National Tobacco Company Management Bonus Program (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.18††	—	Amended and Restated Nonqualified Stock Option Agreement dated as of January 12, 1998, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19††	—	Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.20†	—	Amendment, dated October 22, 1997, to Amended and Restated Distribution and License Agreements, between Bolloré and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.21	—	Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

Exhibit-3

Exhibit Number		Description
10.22††	—	Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.23	—	Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.24††	—	North Atlantic Trading Company, Inc. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.25††	—	North Atlantic Trading Company, Inc. 1999 Management Bonus Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.26††	—	Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.27	—	Promissory Note, dated March 31, 2002, issued by David I. Brunson in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.28	—	Promissory Note, dated March 31, 2002, issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.29	—	Secured Promissory Note, dated March 31, 2002, issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.30	—	Secured Promissory Note, dated March 31, 2002, issued by Thomas F. Helms, Jr. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.31	—	Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

Exhibit-4

Exhibit Number		Description
10.32††	—	Employment Agreement dated as of November 21, 2002, between North Atlantic Trading Company, Inc. and James W. Dobbins (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.33††	—	Amendment, dated April 11, 2006, to the Employment Agreement dated as of November 21, 2002, between North Atlantic Trading Company, Inc. and James W. Dobbins (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006).

10.34	—	Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, The Cleveland Clinic Foundation, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.35	—	Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.36††	—	2002 Share Incentive Plan (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.37††	—	Letter Agreement, dated November 8, 2002, between North Atlantic Trading Company, Inc. and Marketing Solutions USA (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

Exhibit-5

Exhibit Number		Description
10.38	—	Assignment and Assumption Agreement, dated as of February 9, 2004, between North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.39††	—	Amended Letter Agreement, dated April 11, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc. and their respective subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005).

10.40††	—	Amendment, dated June 26, 2006, but effective as of May 11, 2006, to the Amended Letter Agreement, dated April 11, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc. and their respective subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2006).

10.41††	—	Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

10.42	—	Financing Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., as guarantor, North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc., as borrowers, the financial institutions from time to time party thereto as lenders and Fortress Credit Corp., as agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

10.43	—	Security Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc. in favor of Fortress Credit Corp., as agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

Exhibit-6

Exhibit Number		Description
10.44	—	Pledge Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc. in favor of Fortress Credit Corp., as agent (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

10.45††	—	Resignation and Release Agreement, effective July 7, 2005, between National Tobacco Company, L.P. and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2005).

10.46††	—	Employment Agreement, dated June 8, 2005, between North Atlantic Trading Company, Inc. (the “Company”) and Lawrence S. Wexler (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005).

10.47	—	First Amendment to Financing Agreement, dated as of November 8, 2005, by and among North Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation, North Atlantic Cigarette Company, Inc., Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., as Borrowers, North Atlantic Holding Company, Inc., as Guarantor, the financial institutions party thereto as Lenders, and Fortress Credit Corp., as Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2005).

10.48††	—	North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan, effective as of February 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006).

10.49††	—	Form of Restricted Stock Award Agreement for employees under the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 14, 2006).

10.50††	—	Form of Restricted Stock Award Agreement for non-employee directors under the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006).

10.51††	—	Employment Agreement, dated as of February 14, 2006, between North Atlantic Holding Company, Inc. and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2006).

10.52††	—	Letter Agreement, dated April 5, 2006, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006).

21	—	Subsidiaries of North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

31.1*	—	Certification by the Chief Executive Officer

31.2*	—	Certification by the Chief Financial Officer

99.1	—	Indicative Summary of Terms and Conditions (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007).

*	Filed herewith.
†	Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.
††	Management contracts or compensatory plan or arrangement.

Exhibit-7