Form 10-Q
period 2016-03-31
Turning Point Brands, Inc.
filed 2016-06-15
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to ________________

Commission file number: 001-37763

TURNING POINT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0709285
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5201 Interchange Way, Louisville, KY	40229
(Address of principal executive offices)	(Zip Code)

(502) 778-4421
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

At June 14, 2016, there were 16,927,737 shares outstanding of the registrant’s voting common stock, par value $0.01 per share and 938,857 shares outstanding of the registrant’s non-voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)  (unaudited)

ASSETS	March 31, 2016	December 31, 2015
Current assets:
Cash	$2,940	$4,835
Accounts receivable, net of allowances of $137 in 2016 and 2015	2,649	3,940
Inventories	47,976	44,339
Other current assets	9,383	10,838
Total current assets	62,948	63,952
Property, plant and equipment, net	5,764	5,603
Deferred financing costs, net	191	208
Goodwill	128,697	128,697
Other intangible assets, net	8,553	8,553
Master Settlement Agreement - escrow deposits	31,856	31,842
Other assets	3,530	3,608
Total assets	$241,539	$242,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,895	$4,087
Accrued expenses	9,743	11,053
Accrued interest expense	866	4,329
First lien term loan	1,650	1,650
Revolving credit facility	1,018	18
Total current liabilities	18,172	21,137
Notes payable and long-term debt	290,480	290,772
Deferred income taxes	7,054	7,013
Postretirement benefits	4,638	4,666
Pension benefits	428	487
Total liabilities	320,772	324,075

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued shares, 2016 and 2015 7,312,642; outstanding shares, 2016 and 2015 6,259,480, shares held in treasury, 2016 and 2015 1,053,162	63	63
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares, 2016 and 2015 938,857	9	9
Additional paid-in capital	12,650	12,628
Accumulated other comprehensive loss	(3,389)	(3,512)
Accumulated deficit	(88,566)	(90,800)
Total stockholders' deficit	(79,233)	(81,612)
Total liabilities and stockholders' deficit	$241,539	$242,463

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net sales	$49,866	$51,086
Cost of sales	25,219	26,431
Gross profit	24,647	24,655
Selling, general and administrative expenses	13,738	12,671
Operating income	10,909	11,984
Interest expense and financing costs	8,462	8,482
Income before income taxes	2,447	3,502
Income tax expense	213	75
Net income	$2,234	$3,427

Basic earnings per common share:
Net income	$0.31	$0.48
Diluted earnings per common share:
Net income	$0.27	$0.41
Weighted average common shares outstanding:
Basic - inclusive of voting and non-voting shares	7,198,337	7,197,523
Diluted - inclusive of voting and non-voting shares	8,354,659	8,353,843

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$2,234	$3,427

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	6	6
Amortization of unrealized losses recorded in selling, general and administrative expenses	117	126
	123	132
Comprehensive income	$2,357	$3,559

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$2,234	$3,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	293	251
Amortization of deferred financing costs	362	362
Amortization of original issue discount	259	261
Interest incurred but not paid on PIK toggle notes	2,254	1,945
Deferred income taxes	41	(35)
Stock compensation expense	12	46
Member unit compensation expense	10	29
Changes in operating assets and liabilities:
Accounts receivable	1,291	(1,931)
Inventories	(3,637)	(1,742)
Other current assets	1,455	1,749
Other assets	416	(12)
Accounts payable	724	1,159
Accrued pension liabilities	64	42
Accrued postretirement liabilities	(28)	(31)
Accrued expenses and other	(4,773)	1,322
Net cash provided by operating activities	977	6,842

Cash flows from investing activities:
Capital expenditures	(454)	(327)
Net cash used in investing activities	(454)	(327)

Cash flows from financing activities:
Proceeds from revolving credit facility	1,000	93
Prepaid equity issuance costs	(268)	-
Payment of first lien term loan	(3,150)	(412)
Proceeds from issuance of stock	-	1
Net cash used in financing activities	(2,418)	(318)

Net increase (decrease) in cash	(1,895)	6,197
Cash, beginning of period	4,835	8,467
Cash, end of period	$2,940	$14,664

Supplemental schedule of noncash financing activities:
Accrued expenses incurred for prepaid equity costs	$84	$-

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Basis of Presentation:

Turning Point Brands, Inc. (formerly known as North Atlantic Holding Company, Inc.), (the “Company”) is a holding company which owns NATC Holding Company, Inc. (“NATC Holding”) and its subsidiaries and Turning Point Brands, LLC (“TPLLC”) and its subsidiary, Intrepid Brands, LLC (“Intrepid”). Except where the context otherwise requires, references to the Company include the Company, NATC Holding and its subsidiary, North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, National Tobacco Company, L.P. (“NTC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), National Tobacco Finance Corporation (“NTFC”), Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, “Stoker”) and TPLLC and Intrepid.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2015, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year of future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2015. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements.

Note 2. Summary of Significant Accounting Policies:

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Revenue Recognition: The Company recognizes revenues and the related costs upon delivery to the customer, at which time there is a transfer of title and risk of loss to the customer in accordance with the Financial Accounting Standards Board Accounting Standards Codification© (“ASC”) 605-10-S99. The Company classifies customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $1.5 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state.  The Company has chosen to open and fund an escrow account as its method of compliance.  It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset.  Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year.  In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2016 and December 31, 2015, NATC had on deposit approximately $31.9 million and $31.8 million, respectively.

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits At
Sales Year	March 31, 2016	December 31, 2015

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	198	198
2013	173	173
2014	142	142
2015	52	38

Total	$31,856	$31,842

Recent Accounting Pronouncements Adopted:

The Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost in 2016. This ASU requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Based on the requirements of this ASU, the Company has retrospectively applied ASU 2015-03 to the December 31, 2015 Consolidated Balance Sheet, which has resulted in $6.3 million being reclassified to direct deduction of the carrying amount of the debt.

The Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance sheet classification of deferred taxes in 2016. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The Company has retrospectively applied ASU 2015-17 to the December 31, 2015 Consolidated Balance Sheet, which has resulted in $0.4 million of deferred tax liabilities being reclassified to a noncurrent deferred tax liability.

Subsequent Events:

The Company’s management has evaluated events and transactions that occurred from April 1, 2016 through June 14, 2016, the date these unaudited condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. See Note 16. Subsequent Events for a description of these events.

Note 3. Fair Value of Financial Instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined by the Company using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents: Cash and cash equivalents are by definition short-term and the carrying amount is a reasonable estimate of fair value.

Accounts Receivable: The fair value of accounts receivable approximates their carrying value.

Revolving Credit Facility: The fair value of the revolving credit facility approximates its carrying value.

Long-Term Debt: The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of March 31, 2016, the fair value of the PIK Toggle Notes approximates their face amounts of $62.3 million. As of March 31, 2016, the fair value of the 7% Senior Notes approximates their face amounts of $12.6 million. At December 31, 2015, the fair value of the PIK Toggle Notes approximates their face amounts of $60.1 million. At December 31, 2015, the fair value of the 7% Senior Notes approximates their face amounts of $12.6 million.

As of March 31, 2016, the fair value of the First Lien Term Loan and the Second Lien Term Loan approximate their face amounts of $148.6 million and $80.0 million, respectively. At December 31, 2015, the fair value of the First Lien Term Loan and the Second Lien Term Loan approximate their face amounts of $151.7 million and $80.0 million, respectively.

Foreign Exchange: The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant asset at March 31, 2016. As of March 31, 2016, the Company had two outstanding foreign exchange forward contracts for the purchase of 1.1 million Euros.  The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant asset as of December 31, 2015. As of December 31, 2015, the Company had seven outstanding foreign exchange forward contracts for the purchase of 5.1 million Euros.

Note 4. Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on the last-in, first-out (“LIFO”) method for approximately 56% of the inventories.  Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The components of inventories are as follows:

	March 31, 2016	December 31, 2015
Raw materials and work in process	$1,932	$1,940
Leaf tobacco	23,547	20,839
Finished goods - smokeless products	4,763	3,615
Finished goods - smoking products	12,498	14,077
Finished goods - electronic / vaporizer products	7,436	5,939
Other	1,417	1,237
	51,593	47,647
LIFO reserve	(3,617)	(3,308)
	$47,976	$44,339

The Company recorded an inventory valuation allowance of $0.3 million as of March 31, 2016 and December 31, 2015.

Note 5. Property, Plant and Equipment:

Property, plant and equipment at March 31, 2016 and December 31, 2015 consists of:

	March 31, 2016	December 31, 2015
Leasehold improvements	$2,196	$2,196
Machinery and equipment	9,425	8,997
Furniture and fixtures	3,147	3,121
	14,768	14,314
Accumulated depreciation	(9,004)	(8,711)
	$5,764	$5,603

Note 6. Accrued Expenses:

Accrued expenses at March 31, 2016 and December 31, 2015 consist of:

	March 31, 2016	December 31, 2015
Accrued payroll and related items	$4,053	$3,659
Customer returns and allowances	1,533	2,015
Other	4,157	5,379
	$9,743	$11,053

Note 7. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consists of the following in order of preference:

	March 31, 2016	December 31, 2015
First Lien Term Loan	$147,475	$150,555
Second Lien Term Loan	78,943	78,882
PIK Toggle Notes	61,195	58,882
7% Senior Notes	10,429	10,360
	298,042	298,679
Less deferred finance charges	(5,912)	(6,257)
Less current maturities	(1,650)	(1,650)
Total Notes Payable and Long-Term Debt	$290,480	$290,772

Long-term Debt

On January 13, 2014, NATC entered into (i) a $170 million First Lien Term Loan Credit Agreement among NATC, the Company, NATC Holding, a wholly owned subsidiary of the Company to which the Company transferred its ownership of all outstanding capital stock of NATC, and Wells Fargo Bank, National Association, as administrative agent (the “First Lien Credit Agreement”), (ii) a $80 million Second Lien Term Loan Credit Agreement among NATC, the Company, NATC Holding and Wells Fargo Bank, National Association, as administrative agent (the “Second Lien Credit Agreement”), and (iii) a $40 million ABL Credit Agreement among NATC, NATC Holding and Wells Fargo Bank, National Association,  as ABL Agent (the “ABL Credit Agreement”).

First Lien Credit Agreement

All of NATC’s subsidiaries, as well as the Company and NATC Holding, are guarantors under the First Lien Credit Agreement.  The First Lien Credit Agreement is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors (other than TPLLC) thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor (other than TPLLC), other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR rate loans bear interest at LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bear interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The weighted average interest rate at March 31, 2016 was 7.78%. The First Lien Credit Agreement matures in January 2020.

The First Lien Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of NATC and its subsidiaries to make investments, pay dividends, sell assets, and incur debt and additional liens. In addition, the First Lien Credit Agreement requires NATC to maintain a total leverage ratio as follows:

Period	Maximum Ratio
Closing Date through March 31, 2015	6.50 to 1.00
April 1, 2015 through September 30, 2016	6.25 to 1.00
October 1, 2016 through September 30, 2017	6.00 to 1.00
October 1, 2017 through September 30, 2018	5.75 to 1.00
October 1, 2018 and thereafter	5.50 to 1.00

NATC is required to make prepayments under the First Lien Credit Agreement upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of additional indebtedness, subject to certain exceptions and reinvestment rights. NATC made a prepayment of approximately $2.7 million during the first quarter of 2016.

Second Lien Credit Agreement

The Second Lien Credit Agreement has the benefit of a second priority security interest in the Collateral and is guaranteed by the same entities as the First Lien Credit Agreement.  The Second Lien Credit Agreement, contains substantially similar representations and warranties, events of default and covenants as the First Lien Credit Agreement; provided, however, that the total leverage ratio required to be maintained by NATC under the Second Lien Credit Agreement is as follows:

Period	Maximum Ratio
Closing Date through March 31, 2015	6.75 to 1.00
April 1, 2015 through September 30, 2016	6.50 to 1.00
October 1, 2016 through September 30, 2017	6.25 to 1.00
October 1, 2017 through September 30, 2018	6.00 to 1.00
October 1, 2018 and thereafter	5.75 to 1.00

Under the Second Lien Credit Agreement the loans designated as LIBOR rate loans bear interest at a rate of at LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bear interest at (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The weighted average interest rate at March 31, 2016 was 11.5%. The Second Lien Credit Agreement matures in July 2020. In connection with the Company’s initial public offering (“IPO) in May 2016, the Company prepaid $20 million of the borrowings under the Second Lien Credit Agreement. See Note 16. Subsequent Events.

ABL Credit Agreement

The ABL Credit Agreement provides for aggregate commitments of up to $40 million, subject to a borrowing base, which is calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent.

The interest rates per annum applicable to loans under the ABL Credit Agreement are, at the option of NATC, equal to the applicable Base Rate or LIBOR Rate plus the applicable Interest Margin, as defined below:

Pricing Level	Average Excess Availability	Applicable Margin for Base Rate Loans (the “Base Rate Margin”)	Applicable Margin for LIBOR Rate Loans (the “LIBOR Rate Margin”)
I	> $30,000,000	1.25%	2.25%
II	< $30,000,000 but > $15,000,000	1.50%	2.50%
III	< $15,000,000	1.75%	2.75%

The ABL Credit Agreement matures in January 2019 and the balance outstanding at March 31, 2016 was $1.0 million. The weighted average interest rate at March 31, 2016 was 5.00%.

PIK Toggle Notes

On January 13, 2014, the Company issued PIK Toggle Notes (“PIK Toggle Notes”) to Standard General Master Fund, L.P. (“Standard General”) with a principal amount of $45 million and warrants to purchase 42,424 of the Company’s common stock at $.01 per share, as adjusted for stock splits and other events specified in the agreement. After adjustment for the stock split effected in connection with our IPO of 10.43174381 to 1, the warrants have been adjusted to provide for the purchase of 442,558 of the Company’s common stock. Due to the issuance of the warrants, the PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million. The PIK Toggle Notes mature and the warrants expire on January 13, 2021.

The PIK Toggle Notes accrued interest based on the LIBOR Rate then in effect (but not less than 1.25%) plus 13.75%. Interest is payable on the last day of each quarter and upon maturity. The Company had the flexibility to pay interest in kind through an increase in the principal amount at the same interest rate as the PIK Toggle Notes. The Company chose to increase the PIK Toggle Notes for all interest for the first three months of 2016 and the face amount of the PIK Toggle Notes was $62.3 million at March 31, 2016.

The PIK Toggle Notes contains covenants which limit the ability of the Company to enter into transactions with affiliates and make dividends or other distributions or repurchase capital stock. The PIK Toggle Notes are unsecured and do not limit the Company’s ability to incur additional debt or liens.

In connection with the IPO, in May of 2016 the Company repurchased all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of our common stock.   See Note 16.  Subsequent Events.

7% Senior Notes

In January of 2014, the Company issued 7% Senior Notes to various stockholders with a principal amount of $11 million and warrants to purchase 11,000,000 units of membership interests in Intrepid, which represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. Due to the issuance of the Intrepid warrants, the 7% Senior Notes had an original issue discount of $2.8 million and was initially valued at $8.2 million. The 7% Senior Notes mature and the warrants expire on December 31, 2023.

The 7% Senior Notes accrued interest at a fixed rate of 7% per annum. Interest is payable on the last business day of June and December in each year and provided that the Company was permitted to elect to pay all or a portion of the interest in kind. The Company made such election for all of 2014 and 2015. The face amount of the 7% Senior Notes was $12.6 million at March 31, 2016.

The 7% Senior Notes are the general unsecured obligations of the Company and will rank equally with the Company’s other unsecured and unsubordinated debt from time to time outstanding. Redemptions of the 7% Senior Notes may be made by the Company at any time without penalty or premium.

In connection with the IPO, in May of 2016 we repurchased all of the outstanding 7% Senior Notes in exchange for shares of our common stock.   See Note 16.  Subsequent Events.

Restricted / Non-Restricted Condensed Consolidating Financial Statements

The payment of principal and interest on the First Lien Term Loan, Second Lien Term Loan and ABL are guaranteed by or obligations of NATC and its subsidiaries (“Issuer/Restricted”). TPLLC and its subsidiary (“Non-Restricted”) are not guarantors of the First Lien Term Loan, Second Lien Term Loan and ABL. The separate financial statements of the Issuer/Restricted are not included herein because the Issuer/Restricted are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the First Lien Term Loan, Second Lien Term Loan and ABL. The Company believes that the consolidating financial information for the Issuer/Restricted and the Non-Restricted provide information that is more meaningful in understanding the financial position of the Issuer/Restricted than separate financial statements of the Issuer/Restricted.

The following consolidating financial information presents consolidating financial data for the Issuer/Restricted, Non-Restricted and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Turning Point Brands, Inc.
Consolidating Balance Sheet
March 31, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$953	$1,987	$-	$2,940
Accounts receivable	2,649	-	-	2,649
Inventories	40,252	7,724	-	47,976
Other current assets	6,025	3,358	-	9,383
Total current assets	49,879	13,069	-	62,948

Property, plant and equipment, net	5,639	125	-	5,764
Deferred financing costs, net	191	-	-	191
Goodwill	128,697	-	-	128,697
Investment in subsidiaries	35,159	-	(35,159)	-
Other intangible assets, net	8,553	-	-	8,553
Master Settlement Agreement - escrow deposits	31,856	-	-	31,856
Other assets	3,100	430	-	3,530
Total assets	$263,074	$13,624	$(35,159)	$241,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,831	$64	$-	$4,895
Accrued expenses	8,802	941	-	9,743
Accrued interest expense	866	-	-	866
First lien term loan	1,650	-	-	1,650
Revolving credit facility	1,018	-	-	1,018
Total current liabilities	17,167	1,005	-	18,172

Notes payable and long-term debt	290,480	-	-	290,480
Deferred Income Taxes	7,054	-	-	7,054
Postretirement benefits	4,638	-	-	4,638
Pension benefits	428	-	-	428
Total Liabilities	319,767	1,005	-	320,772

Stockholders' equity (deficit):
Common stock, voting	63	-	-	63
Common stock, non-voting	9	-	-	9
Additional paid-in capital	76,423	11,222	(74,995)	12,650
Advance to TPB	757	(757)	-	-
Accumulated other comprehensive loss	(3,389)	-	-	(3,389)
Retained earnings (accumulated deficit)	(130,556)	2,154	39,836	(88,566)
Total stockholders' equity (deficit)	(56,693)	12,619	(35,159)	(79,233)
Total liabilities and stockholders' equity (deficit)	$263,074	$13,624	$(35,159)	$241,539

Turning Point Brands, Inc.
Consolidating Statement of Income
for the three months ended March 31, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$46,224	$3,642	$49,866
Cost of sales	22,706	2,513	25,219
Gross profit	23,518	1,129	24,647
Selling, general and administrative expenses	12,725	1,013	13,738
Operating income	10,793	116	10,909
Interest expense and financing costs	8,469	(7)	8,462
Income before income taxes	2,324	123	2,447
Income tax expense	213	-	213
Net income	$2,111	$123	$2,234

Turning Point Brands, Inc.
Consolidating Statement of Cash Flows
for the three months ended March 31, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from operating activities:
Net income	$2,111	$123	$2,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	293	-	293
Amortization of deferred financing costs	362	-	362
Amortization of original issue discount	259	-	259
Interest incurred but not paid on PIK toggle notes	2,254	-	2,254
Deferred income taxes	41	-	41
Stock compensation expense	12	-	12
Member unit compensation expense	-	10	10
Changes in operating assets and liabilities:
Accounts receivable	1,179	112	1,291
Inventories	(2,187)	(1,450)	(3,637)
Other current assets	(435)	1,890	1,455
Other assets	416	-	416
Accounts payable	709	15	724
Accrued pension liabilities	64	-	64
Accrued postretirement liabilities	(28)	-	(28)
Accrued expenses and other	(4,617)	(156)	(4,773)
Net cash provided by operating activities	433	544	977

Cash flows from investing activities:
Capital expenditures	(329)	(125)	(454)
Net cash used in investing activities	(329)	(125)	(454)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	1,000	-	1,000
Prepaid equity issuance costs	(268)	-	(268)
Payments for first lien term loan	(3,150)	-	(3,150)
Net cash used in financing activities	(2,418)	-	(2,418)

Net increase (decrease) in cash	(2,314)	419	(1,895)
Cash, beginning of period	3,267	1,568	4,835
Cash, end of period	$953	$1,987	$2,940

Turning Point Brands, Inc.
Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$3,267	$1,568	$-	$4,835
Accounts receivable	3,828	112	-	3,940
Inventories	38,065	6,274	-	44,339
Other current assets	5,590	5,248	-	10,838
Total current assets	50,750	13,202	-	63,952

Property, plant and equipment, net	5,603	-	-	5,603
Deferred financing costs, net	208	-	-	208
Goodwill	128,697	-	-	128,697
Investment in subsidiaries	31,489	-	(31,489)	-
Other intangible assets, net	8,553	-	-	8,553
Master Settlement Agreement - escrow deposits	31,842	-	-	31,842
Other assets	3,178	430	-	3,608
Total assets	$260,320	$13,632	$(31,489)	$242,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,038	$49	$-	$4,087
Accrued expenses	9,956	1,097	-	11,053
Accrued interest expense	4,329	-	-	4,329
First lien term loan	1,650	-	-	1,650
Revolving credit facility	18	-	-	18
Total current liabilities	19,991	1,146	-	21,137

Notes payable and long-term debt	290,772	-	-	290,772
Deferred Income Taxes	7,013	-	-	7,013
Postretirement benefits	4,666	-	-	4,666
Pension benefits	487	-	-	487
Total Liabilities	322,929	1,146	-	324,075

Stockholders' equity (deficit):
Common stock, voting	63	-	-	63
Common stock, non-voting	9	-	-	9
Additional paid-in capital	76,410	11,213	(74,995)	12,628
Advance to TPB	793	(793)	-	-
Accumulated other comprehensive loss	(3,512)	-	-	(3,512)
Retained earnings (accumulated deficit)	(136,372)	2,066	43,506	(90,800)
Total stockholders' equity (deficit)	(62,609)	12,486	(31,489)	(81,612)
Total liabilities and stockholders' equity (deficit)	$260,320	$13,632	$(31,489)	$242,463

Turning Point Brands, Inc.
Consolidating Statement of Income
for the three months ended March 31, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$45,603	$5,483	$51,086
Cost of sales	22,999	3,432	26,431
Gross profit	22,604	2,051	24,655
Selling, general and administrative expenses	11,396	1,275	12,671
Operating income	11,208	776	11,984
Interest expense and financing costs	8,450	32	8,482
Income before income taxes	2,758	744	3,502
Income tax expense	75	-	75
Net income	$2,683	$744	$3,427

Turning Point Brands, Inc.
Consolidating Statement of Cash Flows
for the three months ended March 31, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from operating activities:
Net income	$2,683	$744	$3,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	251	-	251
Amortization of deferred financing costs	362	-	362
Amortization of original issue discount	261	-	261
Interest incurred but not paid on PIK toggle notes	1,945	-	1,945
Deferred income taxes	(35)	-	(35)
Stock compensation expense	46	-	46
Member unit compensation expense	-	29	29
Changes in operating assets and liabilities:
Accounts receivable	(972)	(959)	(1,931)
Inventories	(721)	(1,021)	(1,742)
Other current assets	(836)	2,585	1,749
Other assets	(12)	-	(12)
Accounts payable	2,153	(994)	1,159
Accrued pension liabilities	42	-	42
Accrued postretirement liabilities	(31)	-	(31)
Accrued expenses and other	2,088	(766)	1,322
Net cash provided by operating activities	7,224	(382)	6,842

Cash flows from investing activities:
Capital expenditures	(327)	-	(327)
Issuance of note receivable	(800)	800	-
Net cash provided by (used in) investing activities	(1,127)	800	(327)

Cash flows from financing activities:
Proceeds from (payments of) revolving credit facility, net	93	-	93
Prepaid equity issuance costs	-	-	-
Payments for first lien term loan	(412)	-	(412)
Issuance of stock	1	-	1
Net cash used in financing activities	(318)	-	(318)

Net increase in cash	5,779	418	6,197
Cash, beginning of period	8,014	453	8,467
Cash, end of period	$13,793	$871	$14,664

Note 8. Income Taxes:

The Company has determined, that at March 31, 2016, its ability to realize future benefits of certain net deferred tax assets does not meet the “more likely than not” criteria in ASC 740, Income Taxes; therefore, a valuation allowance has been recorded. The Company’s income tax expense for the three months ended March 31, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards that were utilized and were partially offset by certain minimum state income taxes. The Company’s income tax expense for the three months ended March 31, 2015 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2012.

Note 9. Pension and Postretirement Benefit Plans:

The components of Net Periodic Benefit Cost for the three months ended March 31, 2016 and 2015 are as follows:

	Pension Benefits		Postretirement Benefits
For the three months ended March 31	2016	2015	2016	2015

Service cost	$26	$31	$-	$-
Interest cost	175	174	52	52
Expected return on plan assets	(259)	(295)	-	-
Amortization of gains and losses	123	132	-	-
Net periodic benefit cost	$65	$42	$52	$52

NATC has a defined benefit pension plan covering its employees. Benefits for the hourly employees are based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees are based on years of service and the employees’ final compensation. This defined benefit plan is frozen.

NATC sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory, with retiree contributions adjusted annually.

NATC expects to contribute approximately $0.3 million to its postretirement plan in 2016 for the payment of benefits. Plan contributions and benefits have amounted to $80 and $83 for the three months ended March 31, 2016 and 2015, respectively. NATC expects to make no contributions to the pension plan in the year ending December 31, 2016.

Note 10. Share Incentive Plans:

On February 8, 2006, the Board of Directors of the Company adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2006 Plan may be granted to employees.  The Form Award Agreement requires, as a condition of the award, that any and all stock options (vested or otherwise) previously granted to these individuals will be immediately cancelled as of the date of the award.  On March 15, 2006, the Board of Directors of the Company approved a form of Restricted Stock Award Agreement pursuant to which awards under the 2006 Plan may be granted to non-employee directors (the “Director Form Award Agreement”).  The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards.  Pursuant to the 2006 Plan, 2,654,910 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals.  On August 7, 2014, the Board of Directors of the Company amended the 2006 Plan. The 2006 Plan shares were increased to a maximum of 3,651,110 shares that may be issued pursuant to awards under the 2006 Plan. In addition, the term of the 2006 Plan was extended an additional 10 years. The 2006 Plan was initially scheduled to terminate on August 6, 2026. Upon the adoption of the Company’s 2015 Equity Incentive Plan in connection with the IPO (see Note 16. Subsequent Events) the Company determined that no additional grants would be made under the 2006 Plan, however all awards issued under the plan that have not been previously terminated or forfeited remain outstanding and continue unaffected. The Board of Directors of the Company may provide that awards under the 2006 Plan shall become vested in installments over a period of time or may specify that the attainment of certain performance measures will determine the degree of vesting, or a combination of both, as set forth in the applicable award agreements.  Upon the occurrence of a change in control, the grantee shall be entitled to such consideration in respect of the outstanding shares subject to the 2006 Plan on the same terms and conditions as that provided to all other stockholders of the Company. As of March 31, 2016, 1,069,129 shares of restricted stock and 1,061,097 options have been granted to employees of NATC and 41,727 shares of restricted stock and 607,229 options have been granted to current and former non-employee directors of the Company under the 2006 Plan.

The total number of shares available for grant under the 2006 Plan is 871,928. Stock option activity is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2014	1,692,051	$2.17	$1.19

Granted	-
Exercised	(1,043)	1.06	0.54
Expired	-
Forfeited	(23,337)	1.06	0.54

Outstanding, December 31, 2015	1,667,671	2.19	1.20

Granted	-
Exercised	-
Expired	-
Forfeited	(388)	3.83	2.17

Outstanding, March 31, 2016	1,667,283	$2.19	$1.21

The total intrinsic value of options exercised and vested during the three months ended March 31, 2016 and 2015 was $0 and $7, respectively.

At March 31, 2016, the outstanding stock options’ exercise price for 986,356 options is $1.06 per share all of which are exercisable. The outstanding stock options’ exercise price for 680,927 options is $3.83 per share of which 628,984 options are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 1.6 years for the options with the $1.06 exercise price, and 6.5 years for the options with the $3.83 exercise price. NATC estimates that the expected life of all stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $1.06; risk free interest rate of 4.366%; a volatility of 30%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $3.83; risk-free interest rate of 3.57%; a volatility of 40%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense of approximately $12 and $46 in the consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively.

Note 11. Unit Incentive Plans and Warrants for Intrepid Brands, LLC:

Effective August 7, 2014, the Company adopted the Intrepid Brands, LLC 2014 Option Plan (“2014 Plan”) for units of ownership in Intrepid. The purpose of the 2014 Plan is to promote the success and enhance the value of the Company by linking the personal interests of the service providers (including employees, consultants and managers) to those of Company equity holders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company equity holders. The 2014 Plan is further intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of employees, consultants and managers whose judgment, interest, and special effort the successful conduct of the Company's operation is largely dependent.

The Administration Committee shall determine the treatment to be afforded to a participant in the event of termination of employment for any reason including death, disability, or retirement.  The 2014 Plan contains provisions for equitable adjustment of benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.

Pursuant to the 2014 Plan, the maximum number of Common Units of Intrepid that may be issued pursuant to an exercise of Options awarded under the 2014 Plan is 1,375,000 Common Units, reduced by one such Unit for every Incentive Unit (if any) that the Company issues in accordance with the terms of its LLC Agreement. The 2014 Plan shall terminate automatically on the day preceding the tenth anniversary of its adoption unless earlier terminated pursuant to Section 11 (b) of the plan. The 2014 Plan is scheduled to terminate on August 6, 2024. As of March 31, 2016, 1,322,852 unit options have been granted to employees of NTC.

The total number of units available for grant under the 2014 Plan is 52,148. Unit option activity is summarized below:

	Unit Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2014	1,358,889	$1.00	$0.25

Granted	-
Exercised	-
Expired	-
Forfeited	(32,047)	1.00	0.25

Outstanding, December 31, 2015	1,326,842	1.00	0.25

Granted	-
Exercised	-
Expired	-
Forfeited	(3,990)	1.00	0.25

Outstanding, March 31, 2016	1,322,852	$1.00	$0.25

At March 31, 2016, under the 2014 Plan, the outstanding unit options’ exercise price for 1,322,852 options is $1.00 per option of which 997,648 are exercisable. The weighted average of the remaining lives of the outstanding unit options is approximately 18.3 years. The weighted average fair value of options was determined using the Black-Scholes model assuming a 20-year life from grant date; a current unit price and exercise price of $1.00; risk-free interest rate of 2.65% and a volatility of 20% and no assumed dividend yield. Based on these assumptions, the fair value of the options is approximately $0.25 per unit option granted. The Company recorded approximately $10 in the statements of income for the three months ended March 31, 2016. The Company recorded approximately $29 in the statements of income for the three months ended March 31, 2015.

In connection with the IPO, in May of 2016 all options outstanding under the 2014 Plan were repurchased for aggregate cash consideration of $683 which included $22 of payroll taxes.   See Note 16.  Subsequent Events.

In January of 2014, the Company issued warrants to purchase 11,000,000 units of membership interests in Intrepid (the “Intrepid Warrants”) concurrent with the 7% Senior Notes (see Note 7). This represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. The warrants were exercisable beginning January 21, 2014 and they expire on December 31, 2023.

In connection with the IPO, in May of 2016 all outstanding Intrepid Warrants were repurchased for aggregate cash consideration of approximately $5.5 million. See Note 16.  Subsequent Events.

Note 12. Contingencies:

The Company is involved in various claims and actions that arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 13. Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended
	March 31,			March 31,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$2,234			$3,427

Basic EPS:
Weighted average		7,198,337	$0.31		7,197,523	$0.48

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		1,156,322			1,156,320
		8,354,659	$0.27		8,353,843	$0.41

For the three months ended March 31, 2016, weighted average options to purchase 680,927 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive. For the three months ended March 31, 2015, weighted average options to purchase 715,618 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the IPO in May 2016, the Company’s weighted average shares and basic and diluted earnings per share are expected to change significantly for the remainder of 2016. See Note 16. Subsequent Events, for a description of the IPO and shares issued in connection herewith.

Note 14. Parent-Only Financial Information:

The Company is a holding company with independent operations including cash and its investments in its subsidiaries.

All of NATC’s subsidiaries are wholly-owned and guarantee the First Lien Term Loan and the Second Lien Term Loan of NATC on a full, unconditional, and joint and several basis. Within the First Lien Term Loan and the Second Lien Term Loan there are no significant restrictions on the ability of NATC to obtain funds from its subsidiaries by dividend or loan, but NATC is subject to significant restrictions on its ability to pay dividends or make other payments to the Company. NATC and its subsidiaries are generally unable to pay dividends and make other restricted payments to the Company, except in limited circumstances, including (i) to pay certain costs in the ordinary course of business, (ii) to redeem, retire or otherwise acquire certain of our outstanding equity interest and (iii) to pay certain tax obligations. As a result of such restrictions on the Company’s subsidiaries’ ability to make distributions to the Company, $227,915 of its consolidated total assets are currently restricted assets of its consolidated subsidiaries, which may not be transferred to the Company in the form of loans, advances or cash dividends without the consent of a third party. The Company has disclosed the amount of restricted total assets rather than restricted net assets due to the negative net assets of the Company and its restricted subsidiaries.

TPLLC and Intrepid are wholly-owned by the Company. TPLLC and its subsidiary are not guarantors of the First Lien Term Loan and Second Lien Term Loan.

Note 15. Segment Information:

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) the Smokeless Products; (2) the Smoking Products; and (3) the NewGen Products. The Smokeless Products segment: (a) manufactures and markets moist snuff; and (b) contracts for and markets chewing tobacco products. The Smoking Products segment: (a) imports and markets cigarette papers, tubes and related products; (b) processes, packages and markets MYO cigarette tobaccos; (c) imports and markets finished cigars and MYO cigar tobaccos and cigar wraps; and (d) processes, packages and markets pipe tobaccos. The NewGen Products segment markets e-cigarettes, e-liquids, vaporizers and other related products. The Company’s products are distributed primarily through wholesale distributors in the United States. The Other segment includes the assets of the Company not assigned to the three reportable segments and Elimination includes the elimination of intercompany accounts between segments.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective Net sales. The Company evaluates the performance of its segments and allocates resources to them based on Operating income.

The table below presents financial information about reported segments for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015

Net Sales
Smokeless Products	$18,339	$17,516
Smoking Products	27,885	28,087
NewGen Products	3,642	5,483
	$49,866	$51,086

Operating Income
Smokeless Products	$3,559	$4,523
Smoking Products	7,540	6,985
NewGen Products	116	776
Other (1)	(156)	(130)
	$11,059	$12,154
Less Eliminations (2)	(150)	(170)
	$10,909	$11,984

Interest expense and financing costs	(8,462)	(8,482)

Income before income taxes	$2,447	$3,502

Assets
Smokeless Products	$77,010	$88,045
Smoking Products	525,233	495,211
NewGen Products	13,624	15,647
Other (1)	32,422	32,455
	648,289	631,358
Less Eliminations (2)	(406,750)	(380,598)
	$241,539	$250,760

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

Net Sales - Domestic and Foreign
(in thousands)

The table below presents financial information about our domestic and foreign net sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Domestic	$46,974	$48,773
Foreign	2,892	2,313
Net Sales	$49,866	$51,086

Note 16. Subsequent Events

In April of 2016, the Company increased the total authorized shares of preferred and voting and non-voting common stock and effected a 10.43174381 for 1 stock split of the voting and nonvoting common stock. As a result of the stock split, all previously reported share amounts, including options and warrants in the accompanying financial statements and related notes have been retrospectively restated to reflect the stock split.

In May of 2016, the Company sold 6,210,000 shares of voting common stock in its IPO(including shares sold pursuant to the underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds totaled $62,100. The IPO proceeds were used as follows: 1) $3,884 for the payment of expenses in connection with the Initial Public Offering; 2) $3,250 to purchase and retire Intrepid Warrants (See Note 11); 3) $34,000 to redeem and retire PIK Toggle Notes (See Note 7); 4) $20,200 to redeem and retire $20,000 face amount of Second Lien Term Notes and pay $200 as a 1% prepayment penalty (See Note 7); 5) $683 to purchase and retire all outstanding options to buy Intrepid Common Units which include $22 of payroll taxes (See Note 11); and 6) increased cash of $83.

In addition, in connection with the IPO the Company also: 1) exchanged 1,289,819 shares of voting common stock to repurchase all of the outstanding 7% Senior Notes (See Note 7); 2) exchanged 3,168,438 shares of voting common stock to redeem all of the remaining outstanding PIK Toggle Notes not repurchased for cash as described above (See Note 7); and 3) paid $2,250 to retire all the remaining Intrepid Warrants (for a total expenditure of $5,500 to retire all the Intrepid Warrants).

As a result of the transactions summarized above, the Company has fully repurchased and retired the PIK Toggle Notes and 7% Senior Notes (See Note 7) and fully repurchased and retired all outstanding Intrepid Warrants and options to buy Intrepid Common Units.

The Company has the following voting and non-voting shares of common stock outstanding after the transactions summarized above:

Voting shares outstanding before transactions	6,259,480
Shares issued by the Initial Public Offering	6,210,000
Shares issued for 7% Senior Notes	1,289,819
Shares issued for PIK Toggle Notes	3,168,438
Voting shares outstanding after transactions	16,927,737

Non-Voting shares outstanding before and after transactions	938,857

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in “Risk Factors” included in our Prospectus dated May 10, 2016, as well as:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;

•	our dependence on a small number of third-party suppliers and producers;

•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;

•	failure to maintain consumer brand recognition and loyalty of our customers;

•	substantial and increasing U.S. regulation;

•	regulation of our products by the FDA;

•	uncertainty related to the regulation and taxation of our NewGen products;

•	possible significant increases in federal, state and local municipal tobacco-related taxes;

•	possible significant increases in tobacco-related taxes;

•	possible taxation of our NewGen products;

•	possible increasing international control and regulation;

•	our reliance on relationships with several large retailers and national chains for distribution of our products;

•	intense competition and our ability to compete effectively;

•	significant potential product liability litigation;

•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;

•	failure to maintain and contribute significant cash amounts to an escrow account as part of a settlement agreement between us and certain U.S. states;

•	our substantial amount of indebtedness;

•	the terms of our credit facilities may restrict our current and future operations;

•	competition from illicit sources;

•	our reliance on information technology;

•	security and privacy breaches;

•	contamination of our tobacco supply or products;

•	infringement on our intellectual property;

•	third-party claims that we infringe on their intellectual property;

•	concentration of business with large customers;

•	failure to manage our growth;

•	fluctuations in our month-to-month results;

•	exchange rate fluctuations;

•	adverse U.S. and global economic conditions;

•	failure to comply with certain regulations; and

•	departure of key management personnel or our inability to attract and retain talent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with our annual consolidated financial statements and accompanying notes, which are included in our prospectus dated May 10, 2016, filed with the SEC in accordance with Rule 424(b) of the Securities Act on May 12, 2016 (the “Prospectus”) and with the Risk Factors included in the Prospectus. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties that are discussed in “Risk Factors” in our Prospectus.

The following discussion relates to the interim unaudited financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc. and our consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc. without any of its subsidiaries. We were incorporated in 2004 under the name North Atlantic Holding Company, Inc. On November 4, 2015, we changed our name to Turning Point Brands, Inc. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum, including moist snuff, loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps and cigar smoking tobacco, cigars, liquid vapor products and tobacco vaporizer products. We do not sell cigarettes. We estimate that the OTP industry generated approximately $10.0 billion in manufacturer revenue in 2014. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal. For instance, according to Management Science Incorporated (“MSAi”), OTP consumer units shipped to retail increased by approximately 2% from 2013 to 2014 and approximately 3% from 2014 to 2015.

Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, Havana Blossom®, Durango®, Our Pride® and Red Cap™.

We generate revenues from the sale of our products primarily to wholesale distributors who in turn resell them to retail operations, as well as from the sale of our products directly to retail operations. Our net sales, which include federal excise taxes, consist of gross sales, net of cash discounts, returns, and selling and marketing allowances.

Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we manufacture; the cost of finished products, which are purchased goods; federal excise taxes; restructuring and impairment expenses; legal expenses and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense and amortization of deferred financing costs and other expenses.

Recent Developments

On May 10, 2016, we priced the initial public offering (the “IPO”) of our voting common stock.  In the IPO, we sold 6,210,000 shares of our voting common stock (including 810,000 shares pursuant to the underwriters option to purchase additional shares to cover over-allotments (the “Over-allotment Option”)) at a price per share of $10.00. The IPO closed on May 13, 2016 and the sale of shares pursuant to the exercise of the Over-Allotment Option closed on May 19, 2016.

The Company raised a total of approximately $62.1 million in gross proceeds from the IPO, or $58.2 million in net proceeds after deducting underwriting commissions and other associated costs.  We used the proceeds from the IPO together with cash on hand to pay fees and expenses related to the IPO, repurchase outstanding warrants and options issued by our subsidiary, Intrepid Brands LLC (“Intrepid”), repay approximately $34 million of our floating rate PIK Toggle Notes due 2021 (the “PIK Toggle Notes”) and to repay approximately $20 million of the borrowings outstanding under our second lien credit facility.

In connection with the IPO, we exchanged (i) all of the PIK Toggle Notes that were not repaid in cash with a portion of the proceeds from the IPO for 3,168,438 shares of Common Stock and (ii) all of our outstanding 7% Senior Notes for 1,289,819 shares of our common stock.

As noted above, in connection with the IPO and related transactions we were able to significantly reduce our leverage.  The following table provides outstanding balances under our debt facilities and instruments as of March 31, 2016 and also provides the outstanding balances under these facilities and instruments after giving effect to the IPO and related transactions:

	Actual	Debt Exchanged for Equity	Debt Repaid with Cash	Adjusted for IPO & Conversion

Bank Debt	$229.6	$-	$(20.0)	$209.6
PIK Toggle Notes	62.3	(28.3)	(34.0)	-
7% Senior Notes	12.6	(12.6)	-	-
Total Debt	$304.5	$(40.9)	$(54.0)	$209.6

Segment Information

We operate in three segments: (i) smokeless products, (ii) smoking products and (iii) NewGen products. In our smokeless products segment we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our smoking products segment, we (i) market and distribute cigarette papers and related products, as well as package, market and distribute MYO cigarette smoking tobaccos and related products and (ii) market and distribute MYO cigar wraps, MYO loose cigar smoking tobacco, and cigars, and package, market and distribute traditional pipe tobaccos. In our NewGen products segment, we market and distribute liquid vapor products, tobacco vaporizer products, certain other related products, such as e-liquids and shishafruits, shisha gels and other products without tobacco and/or nicotine.

The table below presents financial information for reported segments for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015

Net Sales
Smokeless Products	$18,339	$17,516
Smoking Products	27,885	28,087
NewGen Products	3,642	5,483
	$49,866	$51,086

Operating Income
Smokeless Products	$3,559	$4,523
Smoking Products	7,540	6,985
NewGen Products	116	776
Other (1)	(156)	(130)
	$11,059	$12,154
Less Eliminations (2)	(150)	(170)
	$10,909	$11,984

Interest expense and financing costs	(8,462)	(8,482)

Income before income taxes	$2,447	$3,502

Assets
Smokeless Products	$77,010	$88,045
Smoking Products	525,233	495,211
NewGen Products	13,624	15,647
Other (1)	32,422	32,455
	648,289	631,358
Less Eliminations (2)	(406,750)	(380,598)
	$241,539	$250,760

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

Key Factors Affecting Our Results of Operations

We consider the following factors to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;

•	Our ability to introduce new products and product lines that complement our core business;

•	Decreasing interest in tobacco products among consumers;

•	Price sensitivity in our end-markets;

•	Marketing and promotional initiatives, which cause variability in our month-to-month results;

•	General economic conditions, including consumer access to disposable income;

•	Cost and increasing regulation of promotional and advertising activities;

•	Cost of complying with regulation, including newly passed “deeming regulations”;

•	Counterfeit and other illegal products in our end-markets; and

•	Currency fluctuations.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus, dated May 10, 2016 related to the IPO.

Recent Accounting Pronouncements Adopted:

The Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost in 2016. This ASU requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Based on the requirements of this ASU, the Company has retrospectively applied ASU 2015-03 to the December 31, 2015 Consolidated Balance Sheet which has resulted in $6.3 million being reclassified to direct deduction of the carrying amount of the debt.

The Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance sheet classification of deferred taxes in 2016. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The Company has retrospectively applied ASU 2015-17 to the December 31, 2015 Consolidated Balance Sheet which has resulted in $0.4 million of deferred tax liabilities being reclassified to a noncurrent deferred tax liability.

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net sales	$49,866	$51,086
Cost of sales	25,219	26,431
Gross profit	24,647	24,655
Selling, general and administrative expenses	13,738	12,671
Operating income	10,909	11,984
Interest expense and financing costs	8,462	8,482
Income before income taxes	2,447	3,502
Income tax expense	213	75
Net income	$2,234	$3,427

Components of our Results of Operations

Set forth below is a brief description of the composition of the key line items of our consolidated income statement:

Net Sales. Net sales includes gross sales from the direct sales of our products to wholesalers and retailers less discounts, returns and selling and marketing allowances.

Cost of Sales. Cost of sales includes our manufacturing costs or the cost of purchases for resale (“CPR”). Each product category within a segment has a different cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include research and development costs, shipping costs, compensation expenses, depreciation expenses, professional and board fees and all other expenses necessary for our operations.

Interest Expense and Financing Costs. Interest expense and financing costs includes interest charged on our outstanding debt.

Income Tax Expense. Income tax expense includes federal and state income taxes on our net income (loss).

Comparison of Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Net Sales. Company net sales for the three months ended March 31, 2016 were $49.9 million, a decrease of $1.2 million or 2.4% from the corresponding period of the prior year. This decrease was caused by decreases in the Smoking Products and NewGen segments, partially offset by an increase in net sales in the Smokeless Products segment.

Net sales for the Smokeless Products segment for the current period increased $0.8 million or 4.7% to $18.3 million from the corresponding period of the prior year. For the 2016 first quarter, Smokeless case volume increased slightly, while the average of all our individual smokeless list prices per case increased slightly when compared to 2015.

Net sales for the Smoking Products segment decreased $0.2 million or 0.7% to $27.9 million compared to the corresponding period of the prior year. For the quarter, Smoking Product case volume decreased slightly, while the average of all our individual smoking list prices per case increased compared to the 2015 quarter.

Net sales of the NewGen Products segment decreased $1.8 million or 33.6% to $3.6 million in comparison to the corresponding period of the prior year. NewGen case volume for the 2016 quarter decreased, while the average of all our individual NewGen Products list prices per case increased slightly when compared to the 2015 quarter. Industry sales into traditional retail declined sharply as consumer migration to the vape shops and accessory shops continued.

Cost of Sales. For the three months ended March 31, 2016, cost of sales decreased to $25.2 million from $26.4 million for the three months ended March 31, 2015, a decrease of $1.2 million, or 4.6%, principally due to a decrease in cost of sales in the Smoking Products segment and NewGen products segment, partially offset by increases in cost of sales in the Smokeless Products segments.

For the three months ended March 31, 2016, cost of sales in the Smokeless Products segment increased to $9.1 million from $8.6 million for the three months ended March 31, 2015, an increase of $0.5 million, or 6.0%, principally due to an incremental increase in net sales of products with a higher manufacturing cost.

For the three months ended March 31, 2016, cost of sales in the Smoking Products segment decreased to $13.6 million from $14.4 million for the three months ended March 31, 2015, a decrease of $0.8 million, or 5.6%, principally due to an incremental decrease in net sales of which there was a decrease in sales volume of cigarillos and MYO tobacco products, which have higher manufacturing costs than other products in the segment.

For the three months ended March 31, 2016, cost of sales in the NewGen products segment decreased to $2.5 million from $3.4 million for the three months ended March 31, 2015, a decrease of $0.9 million, or 26.8%, principally due to a reduction in sales volume of vaporizers and e-cigarettes.

Gross Profit. Gross profit for the three months ended March 31, 2016 totaled $24.6 million, which was flat in comparison to the corresponding period of the prior year. Gross margin improved from 48.3% in the corresponding period of the prior year to 49.4% in the three months ended March 31, 2016.

Gross profit of the Smokeless Products segment increased 3.4% or $0.3 million to $9.2 million compared to the corresponding period of the prior year. Gross margin for this segment decreased to 50.2% of net sales for the current period from 50.8% in the corresponding period of the prior year due primarily to the mix / shift from chewing tobacco to moist snuff tobacco products.

Gross profit of the Smoking Products segment gross profit increased $0.6 million or 4.4% to $14.3 million when compared to the corresponding period of the prior year. Gross margin of the Smoking Products segment increased to 51.3% of net sales for the current period in comparison to 48.8% for the corresponding period in 2015, principally as the result of favorable mix / shifts within the segment.  Promotional activity in the Cigarillo non-tipped HTL (homogenized tobacco leaf) market remained elevated with greater than 90% of all volumes sold carrying some type of price-off incentive.

Gross profit in the NewGen segment decreased $0.9 million or 45.0% to $1.1 million when compared to the corresponding period of the prior year. Gross margin of the NewGen segment decreased to 31.0% of net sales for the current period in comparison to 37.4% for the corresponding period of the prior year. The decrease in gross margin was primarily due to a mix shift within the segment to lower margin products.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended March 31, 2016 were $13.7 million compared to $12.7 million for the corresponding period of the prior year. The 8.4% increase for the three months ended March 31, 2016 was primarily the result of an increase in compensation associated with the salesforce expansion, incremental moist snuff tobacco merchandising and promotion, and legal expenses related to strategic initiatives and the IPO.

Interest Expense and Financing Costs. Interest expense and financing costs for each of the three months ended March 31, 2016 and 2015 was $8.5 million.

Income Tax Expense.  The Company’s income tax expense for the three months ended March 31, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes. The Company’s income tax expense for the three months ended March 31, 2015 does not bear the normal relationship to income before income taxes because of the use of income tax loss carryforwards.

Net Income. Due to the factors described above, net income for the three months ended March 31, 2016 and 2015 was $2.2 million and $3.4 million, respectively.

EBITDA and Adjusted EBITDA:

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use non-U.S. GAAP financial measures, including EBITDA and Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors. We believe that EBITDA and Adjusted EBITDA are appropriate measures of operating performance because they eliminate the impact of expenses that do not relate to business performance.

In addition, our credit agreements contain financial covenants that use Adjusted EBITDA calculations.

We define “EBITDA” as net income before depreciation and amortization, interest expense and provision for income taxes. We define “Adjusted EBITDA” as net income before depreciation and amortization, interest expense, provision for income taxes, loss on extinguishment of debt, other non-cash items and other items that we do not consider ordinary course in our evaluation of ongoing operating performance.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net income and Adjusted EBITDA.

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$2,234	$3,427
Add:
Interest expense	8,462	8,482
Depreciation expense	293	251
Income tax expense	213	75
EBITDA	$11,202	$12,235
Components of Adjusted EBITDA
LIFO adjustment (a)	309	431
Pension/postretirement expense (b)	117	94
Non-cash stock option and incentives expense	22	75
Foreign exchange hedging (c)	(21)	240
Warehouse reconfiguation (d)	-	375
Strategic initiatives (e)	432	363
Launch costs (f)	392	91
Adjusted EBITDA	$12,453	$13,904

(a)	Represents non-cash expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our Pension/Postretirement expense.
(c)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(d)	Represents the one-time relocation of finished product for improved logistical services.
(e)	Represents the fees incurred for the study of strategic initatives.
(f)	Represents product launch costs of our new product lines.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service and capital expenditures. We believe that our cash flows from operations and borrowing availability under our ABL are adequate to satisfy our operating cash requirements for the foreseeable future.

We had working capital of $44.8 million at March 31, 2016 compared to working capital of $42.8 million at December 31, 2015. This increase is primarily the result of a decrease in accrued interest.

	March 31, 2016	December 31, 2015
Current Assets	$62,948	$63,952
Current Liabilities	18,172	21,137

Working Capital	$44,776	$42,815

Cash Flows From Operating Activities

The following table sets out the principal components of our cash flows from operating activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$2,234	$3,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	293	251
Amortization of deferred financing costs	362	362
Amortization of original issue discount	259	261
Interest incurred but not paid on PIK toggle note	2,254	1,945
Deferred income taxes	41	(35)
Stock compensation expense	12	46
Member unit compensation expense	10	29
Changes in operating assets and liabilities:
Accounts receivable	1,291	(1,931)
Inventories	(3,637)	(1,742)
Other current assets	1,455	1,749
Other assets	416	(12)
Accounts payable	724	1,159
Accrued pension liabilities	64	42
Accrued postretirement liabilities	(28)	(31)
Accrued expenses and other	(4,773)	1,322
Net cash provided by operating activities	$977	$6,842

For the three months ended March 31, 2016, net cash provided by operating activities decreased to $1.0 million from $6.8 million for the three months ended March 31, 2015, a decrease of $5.9 million, or 85.7%, principally due to increases in inventory and decreases in accrued expenses.

Cash Flows from Investing Activities

The following table sets out the principal components of our cash flows from investing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from investing activities:
Capital expenditures	$(454)	$(327)
Net cash used in investing activities	$(454)	$(327)

For the three months ended March 31, 2016, net cash used in investing activities increased to $0.5 million from $0.3 million for the three months ended March 31, 2015, an increase of $0.1 million.

Cash Flows from Financing Activities

The following table sets out the principal components of our cash flows used in financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	$1,000	$93
Prepaid equity issuance costs	(268)	-
Payment of first lien term loan	(3,150)	(412)
Proceeds from issuance of stock	-	1
Net cash used in financing activities	$(2,418)	$(318)

For the three months ended March 31, 2016, net cash used in financing activities was $2.4 million compared with net cash used in financing activities of $0.3 million for the three months ended March 31, 2015, an increase of $2.1 million, principally due to payments on the first lien term loan during 2016, partially offset by proceeds from the revolving credit facility in 2016.

Long-Term Debt

The Company’s long-term indebtedness currently consists of our ABL, First Lien Credit Agreement and Second Lien Credit Facility. In connection with the IPO we repurchased and retired all of our PIK Toggle Notes and 7% Senior Notes for a combination of cash and shares of our common stock.   See “—Recent Developments.” As of March 31, 2016, we were in compliance with the financial and restrictive covenants in our existing debt instruments. The following table provides outstanding balances under our debt instruments as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
ABL	$1,018	$18
First Lien Term Loan	147,475	150,555
Second Lien Term Loan	78,943	78,882
PIK Toggle Notes	61,195	58,882
7% Senior Notes	10,429	10,360
	299,060	298,697
Less deferred financing charges	(5,912)	(6,257)
Less current maturities	(1,650)	(1,650)
	$291,498	$290,790

ABL Credit Agreement

The ABL Credit Agreement provides for aggregate commitments of up to $40 million, subject to a borrowing base, equal to the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent.

The interest rates per annum applicable to loans under the ABL Credit Agreement are, at the option of North Atlantic Trading Company, Inc. (“NATC”), the borrower under the facility, equal to the applicable Base Rate or LIBOR Rate plus the applicable Interest Margin, as defined below in the ABL Credit Agreement.

The ABL Credit Agreement matures in January 2019 and the balance outstanding at March 31, 2016 was $1.0 million. The weighted average interest rate on March 31, 2016 is 5.0%. As of March 31, 2016, we have the ability to borrow an additional $22.9 million.

The Company is subject to financial covenants under the ABL Credit Agreement and is required to maintain a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 for each applicable period. The Company is subject to similar negative and affirmative covenants, and events of default as the first lien and second lien term loans described below. As of March 31, 2016, we were in compliance with all such covenants.

First Lien Term Loan

On January 13, 2014, we entered into the First Lien Credit Agreement with Wells Fargo Securities, LLC and Jefferies Finance LLC, as Joint Lead Arrangers and Joint Bookrunners, and Wells Fargo Bank, National Association as Administrative Agent for a $170.0 million first lien term loan, which matures on January 13, 2020. NATC is the borrower and the first lien term loan is guaranteed by the Company and the Guarantors under the ABL.

The borrowings under the First Lien Credit Agreement are secured by a first priority lien on substantially all of the assets of the borrower and the guarantors of this facility (other than TPLLC), including a pledge of the capital stock of NATC and its subsidiaries held by Holdings, NATC or any Guarantor (other than Holdings), other than certain excluded assets. The aggregate outstanding amounts under the first lien term loan are paid in consecutive quarterly installments on the last business day of each March, June, September and December.

The loans designated as LIBOR rate loans bear interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bear interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. We are required to make mandatory prepayments in certain circumstances including in connection with certain debt issuances by NATC or any of its subsidiaries or in connection with certain asset dispositions. We are permitted to voluntarily prepay the obligations at any time and from time to time without any penalty or premium. The First Lien Credit Agreement requires principal payments of $1.650 million in each of the years of 2015, 2016, 2017 and 2018, respectively, and $1.238 million in 2019. As of March 31, 2016, the weighted average interest rate on the first lien term loan was 7.78%.

The first lien term loan contains certain financial covenants that require NATC to maintain a consolidated fixed charge coverage ratio of not be less than 1.25 to 1.00 at the end of any fiscal quarter, and a consolidated total leverage ratio ranging from 6.25 to 1.00 from April 1, 2015 through September 30, 2016, decreasing to a ratio of 5.50 to 1.00 from October 1, 2018 to maturity.

The First Lien Credit Agreement contains negative covenants that, among other things, limit the incurrence of additional indebtedness, the distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, the incurrence of liens and encumbrances, capital expenditures, restricted payments, and other matters customarily restricted in such agreements. The First Lien Credit Agreement also contains customary affirmative covenants including, among others, the provision of financial statements, maintenance of property, licenses and insurance. The First Lien Credit Agreement also contains an affirmative covenant requiring us to maintain in effect the Bolloré distribution and license agreements. The First Lien Credit Agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, bankruptcy and insolvency, the occurrence of a change of control and judgment defaults. As of March 31, 2016, we were in compliance with all such covenants. If any events of default occur and are not cured within applicable grace periods or waived, the outstanding loans may be accelerated and the lenders’ commitments may be terminated. The occurrence of the bankruptcy and insolvency event of default will result in the automatic termination of commitments and acceleration of outstanding amounts under the First Lien Credit Agreement.

Second Lien Term Loan

On January 13, 2014, we entered into the Second Lien Credit Facility, with NATC as borrower, between the same parties as the First Lien Credit Agreement for an $80.0 million second lien term loan, which matures on July 13, 2020. The Second Lien Credit Facility is guaranteed by the same guarantors as the first lien term loan and is secured by a second priority lien over the same collateral.

In connection with the IPO, we prepaid $20 million of the borrowings outstanding under the facility in May 2016.   See “—Recent Developments.”

Under the Second Lien Credit Facility, the loans designated as LIBOR rate loans bear interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bear interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%. There is no maximum interest rate other than that permitted by applicable law. We are required to make mandatory prepayments in certain circumstances including in connection with certain debt issuances by NATC or any of its subsidiaries or in connection with certain asset dispositions. We are permitted to voluntarily prepay the obligations without any penalty or premium at any time after the third anniversary of the closing date. For the first three years following the closing date, we must pay a prepayment premium, beginning at 3.0% of the amount being prepaid, refinanced or assigned, which reduces to 2.0% following the first anniversary and to 1.0% following the second anniversary. As of March 31, 2016, the weighted average interest rate was 11.5%.

We are subject to substantially similar negative and affirmative covenants, and events of default as under the First Lien Credit Agreement. With respect to the financial covenants, we have the same fixed charge coverage ratio requirements, however, NATC is required to maintain a consolidated total leverage ratio under the Second Lien Credit Facility ranging from 6.50 to 1.00 from April 1, 2015 through September 30, 2016, reducing to a maximum ratio of 5.75 to 1.00 from October 1, 2018 to maturity. As of March 31, 2016, we were in compliance with all such covenants.

PIK Toggle Notes and Standard General Warrants

On January 13, 2014, TPB issued the PIK Toggle Notes to Standard General in an aggregate principal amount of $45.0 million and issued the warrants, which were valued at $1.7 million, to purchase 42,424 of our common stock at $.01 per share, in connection therewith. After adjustment for the stock split effected prior to the IPO, the warrants provide for the purchase of 442,558 shares of the Company’s common stock. The PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million.

The PIK Toggle Notes accrued interest based on the LIBOR Rate then in effect (but not less than 1.25%) plus 13.75%, reset quarterly. We chose to pay interest in kind for all interest payments for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014. The outstanding principal amount of the PIK Toggle Notes at March 31, 2016 was $61.2 million.

In connection with the IPO, in May of 2016 we repurchased all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of our common stock.   See “—Recent Developments.”

As of March 31, 2016, 442,558 Standard General Warrants remained issued and outstanding.

7% Senior Notes

In January of 2014, TPB conducted a rights offering to certain of our stockholders that qualified as “accredited investors” under the Securities Act, pursuant to which TPB issued our 7% Senior Notes to various stockholders, including Standard General and members of management, for a principal amount of $11.0 million and issued the noteholders Intrepid Warrants to purchase 11,000,000 units of membership interests in Intrepid Brands. The Intrepid Warrants represented 40% of the Intrepid Brands common units outstanding on a fully diluted basis, and are exercisable at a purchase price of $1.00 per unit. As a result of the Intrepid Warrants, the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million.

Interest was payable on the 7% Senior Notes on the last business day of June and December in each year, provided that we may elect to exercise an option. We elected to pay interest in kind (“PIK Interest”) on the 7% Senior Notes for all interest in 2015 and 2014. The outstanding principal amount of the 7% Senior Notes was $12.6 million as of March 31, 2016. We may redeem the 7% Senior Notes at any time without penalty or premium. As of March 31, 2016, we were in compliance with all of the covenants under the 7% Senior Notes.

In connection with the IPO, in May of 2016 we repurchased all of the outstanding 7% Senior Notes in exchange for shares of our common stock and all outstanding Intrepid Warrants for cash.   See “—Recent Developments.”

Credit Line with Standard General

The Company has entered into an agreement with Standard General for a $50.0 million line of credit that we may use to finance acquisitions that are approved by Standard General L.P. in its sole discretion. The line of credit will terminate and all borrowings under the line will mature on May 13, 2021. Borrowings under the line of credit will bear interest at a floating rate equal to LIBOR plus a margin of 6.5% with a LIBOR floor of 1.0%. TPB will be the borrower under the facility and none of its present subsidiaries will guarantee the facility.

Off-balance Sheet Arrangements

As of March 31, 2016, NATC had two outstanding foreign exchange forward contracts for the purchase of 1.1 million Euros.

During the year ended December 31, 2015, we executed various forward contracts for the purchase of 11.5 million Euros with maturity dates from May 13, 2015 to July 11, 2016. On December 31, 2015, we had foreign currency contracts to purchase a total amount of 5.1 million Euros.

The effect of a hypothetical 10% change in Euro and US exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Contractual Obligations

As of March 31, 2016, there had been no material changes outside the ordinary course to our contractual obligations from December 31, 2015 as reported in our Prospectus dated May 10, 2016 and filed with the SEC.

Inflation

The Company believes that any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and believe that we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement and reformulation activities with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to market risk during the three months ended March 31, 2016. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our Prospectus dated May 10, 2016 related to the IPO.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims and actions that arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on our financial position, results of operations or cash flows of the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” contained in our Prospectus dated May 10, 2016 related to the IPO. There have been no material changes to the Risk Factors set forth in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2016, our Registration Statement on Form S-1 (File No. 333-207816) for our IPO was declared effective by the SEC, pursuant to which we registered and sold an aggregate of 6,210,000 shares of common stock (including 810,000 shares sold pursuant to the underwriters' Over-Allotment Option) at a price of $10.00 per share. The IPO commenced on May 11, 2016 and did not terminate before all of the securities registered in the Registration Statement were sold. The IPO closed on May 13, 2016 and the Over-Allotment Option was closed on May 19, 2016. Cowen and Company, LLC and FBR Capital Markets & Co. acted as Joint Book-Running Managers and underwriters in the IPO.

We raised a total of approximately $62.1 million in gross proceeds from the IPO, or $58.2 million in net proceeds after deducting underwriting commissions and other associated costs.  We used the proceeds from the IPO together with cash on hand to pay fees and expenses related to the IPO of approximately $3.9 million, repurchase Intrepid Brands, LLC warrants and options for approximately $6.2 million, repay approximately $34 million of our floating rate PIK Toggle Notes due 2021 and to repay approximately $20 million of the borrowings outstanding under our Second Lien Credit Agreement.

In connection with the IPO, we exchanged (i) all of the PIK Toggle Notes that were not repaid in cash with a portion of the proceeds from the IPO for 3,168,438 shares of Common Stock and (ii) all of our outstanding 7% Senior Notes for 1,289,819 shares of our common stock.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURNING POINT BRANDS, INC.
By: /s/ Lawrence S. Wexler
	Name:	Lawrence S. Wexler
	Title:	Chief Executive Officer

/s/ Mark A. Stegeman
	Name:	Mark A. Stegeman
	Title:	Chief Financial and Accounting Officer

Dated: June 15, 2016

Exhibit No.	Description

3.1 *	Second Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 24, 2015).

10.1 *	Exchange and Sale Agreement between North Atlantic Holding Company, Inc. and Standard General for PIK Notes.

10.2 *	Exchange Agreement between Turning Point Brands, Inc. and Standard General for 7% Senior Notes.

10.3
Exchange Agreement between North Atlantic Holding Company, Inc. and certain holders of the 7% Senior Notes dated November 4, 2015 (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 24, 2015).

10.4 *	Intrepid Brands LLC Warrant Repurchase Agreement, dated May 10, 2016.

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)m as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.