Form 10-Q
period 2016-06-30
Turning Point Brands, Inc.
filed 2016-08-11
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☑

At August 9, 2016, there were 17,900,318 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data) (unaudited)

ASSETS	June 30, 2016	December 31, 2015
Current assets:
Cash	$3,612	$4,835
Accounts receivable, net of allowances of $29 in 2016 and $137 in 2015	5,209	3,940
Inventories	51,756	44,339
Other current assets	9,895	10,838
Total current assets	70,472	63,952
Property, plant and equipment, net	5,876	5,603
Deferred financing costs, net	174	208
Goodwill	128,697	128,697
Other intangible assets, net	8,553	8,553
Master Settlement Agreement - escrow deposits	31,904	31,842
Other assets	701	3,608
Total assets	$246,377	$242,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,321	$4,087
Accrued expenses	9,564	11,053
Accrued interest expense	629	4,329
First lien term loan	1,650	1,650
Revolving credit facility	6,621	18
Other current liabilities	295	-
Total current liabilities	24,080	21,137
Notes payable and long-term debt	199,435	290,772
Deferred income taxes	7,063	7,013
Postretirement benefits	4,607	4,666
Pension benefits	372	487
Total liabilities	235,557	324,075

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued shares -0-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued shares, 2016 17,901,164 and 2015 6,259,480	179	63
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued shares, 2016 0 and 2015 938,857	-	9
Additional paid-in capital	104,759	12,628
Accumulated other comprehensive loss	(3,266)	(3,512)
Accumulated deficit	(90,852)	(90,800)
Total stockholders' equity (deficit)	10,820	(81,612)
Total liabilities and stockholders' equity (deficit)	$246,377	$242,463

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Operations
(dollars in thousands except share data)
(unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
Net sales	$51,581	$47,999
Cost of sales	26,707	25,388
Gross profit	24,874	22,611
Selling, general and administrative expenses	14,098	14,875
Operating income	10,776	7,736
Interest expense and financing costs	6,876	8,574
Investment income	(332)	-
Loss on extinguishment of debt	2,824	-
Income (loss) before income taxes	1,408	(838)
Income tax expense	609	583
Net income (loss)	$799	$(1,421)

Basic earnings per common share:
Net income	$0.05	$(0.20)
Diluted earnings per common share:
Net income	$0.05	$(0.20)
Weighted average common shares outstanding:
Basic - inclusive of voting and non-voting shares	15,274,446	7,198,337
Diluted - inclusive of voting and non-voting shares	16,877,291	7,198,337

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Net sales	$101,447	$99,085
Cost of sales	51,926	51,819
Gross profit	49,521	47,266
Selling, general and administrative expenses	27,836	27,546
Operating income	21,685	19,720
Interest expense and financing costs	15,338	17,056
Investment income	(332)	-
Loss on extinguishment of debt	2,824	-
Income before income taxes	3,855	2,664
Income tax expense	822	658
Net income	$3,033	$2,006

Basic earnings per common share:
Net income	$0.24	$0.28
Diluted earnings per common share:
Net income	$0.22	$0.24
Weighted average common shares outstanding:
Basic - inclusive of voting and non-voting shares	12,476,719	7,197,928
Diluted - inclusive of voting and non-voting shares	13,924,626	8,334,137

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
Net income (loss)	$799	$(1,421)

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	6	6
Amortization of unrealized losses recorded in selling, general and administrative expenses	117	125
	123	131
Comprehensive income (loss)	$922	$(1,290)

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Net income	$3,033	$2,006

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	12	12
Amortization of unrealized losses recorded in selling, general and administrative expenses	234	251
	246	263
Comprehensive income	$3,279	$2,269

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$3,033	$2,006
Adjustments to reconcile net income to net cash used in operating activities:
Loss on extinguishment of debt	2,824	-
Gain on sale of fixed assets	-	(1)
Depreciation expense	586	519
Amortization of deferred financing costs	719	724
Amortization of original issue discount	459	524
Interest incurred but not paid on PIK Toggle Notes	3,422	3,963
Interest incurred but not paid on 7% Senior Notes	329	426
Interest paid on PIK Toggle Notes	(9,893)	-
Deferred income taxes	50	(9)
Stock compensation expense	25	92
Restricted stock compensation expense	8	-
Member unit compensation expense	13	57
Changes in operating assets and liabilities:
Accounts receivable	(1,269)	(1,010)
Inventories	(7,417)	(3,962)
Other current assets	943	(4,815)
Other assets	(62)	(87)
Accounts payable	1,234	2,355
Accrued pension liabilities	131	82
Accrued postretirement liabilities	(59)	(63)
Accrued expenses and other	(4,188)	(2,256)
Net cash used in operating activities	(9,112)	(1,455)

Cash flows from investing activities:
Capital expenditures	(859)	(641)
Proceeds from sale of fixed assets	-	2
Note receivable	-	(430)
Net cash used in investing activities	(859)	(1,069)

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from financing activities:
Proceeds from revolving credit facility, net	6,603	213
Payment of financing costs	(200)	-
Payment of first lien term loan	(3,563)	(825)
Payment of second lien term loan	(20,000)	-
Payment of PIK Toggle Notes	(24,107)	-
Redemption of Intrepid options	(661)	-
Redemption of Intrepid warrants	(5,500)	-
Stock option exercised	8	-
Proceeds from issuance of stock	56,168	1
Net cash provided by (used in) financing activities	8,748	(611)

Net decrease in cash	(1,223)	(3,135)
Cash, beginning of period	4,835	8,467
Cash, end of period	$3,612	$5,332

Supplemental schedule of noncash financing activities:
Issuance of restricted stock	$279	$-
Conversion of PIK Toggle Notes to equity	$29,014	$-
Conversion of 7% Senior Notes to equity	$10,074	$-
Accrued expenses incurred for issuance of stock	$423	$-

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

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $1.6 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively. Shipping costs incurred were approximately $3.1 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively.

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state.  The Company has chosen to open and fund an escrow account as its method of compliance.  It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset.  Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year.  In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of June 30, 2016 and December 31, 2015, NATC had on deposit approximately $31.9 million and $31.8 million, respectively, in escrow.

Effective April 1, 2009, the federal excise tax on MYO products was increased from $1.0969 per pound to $24.78 per pound of tobacco. With this significant increase in the federal excise tax, the Company discontinued its generic category of MYO but continues to sell the Zig-Zag branded MYO. For further discussion of the MSA see our Form S-1/A filed on April 28, 2016 with the SEC, pages F-11 and F-12.

The following table represents the amount of deposits by sales year for the MSA escrow account and reflects the decline in annual deposits beginning in 2009, due to the significant increase in federal excise taxes, as described above:

	Deposits
Sales Year	June 30, 2016	December 31, 2015

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	198	198
2013	173	173
2014	142	142
2015	89	38
2016	11	-

Total	$31,904	$31,842

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update (“ASU”), ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

Subsequent Events:

The Company’s management has evaluated events and transactions that occurred from July 1, 2016 through August 11, 2016, the date these unaudited condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements.

Note 3. Initial Public Offering (“IPO”):

In April of 2016, the Company increased the total authorized shares of preferred and voting and non-voting common stock and effected a 10.43174381 for 1 stock split of the voting and non-voting common stock. As a result of the stock split, all previously reported share amounts (including options and warrants) in the accompanying financial statements and related notes have been retrospectively restated to reflect the stock split.

In May of 2016, the Company sold 6,210,000 shares of voting common stock in its IPO (including shares sold pursuant to the underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds totaled $62,100. The IPO proceeds were used as follows: 1) $3,884 for the payment of expenses in connection with the IPO; 2) $3,250 to purchase and retire Intrepid Warrants (See Note 12, for definition and information); 3) $34,000 to redeem and retire PIK Toggle Notes (See Note 8, for definition and information); 4) $20,200 to redeem and retire $20,000 in principal amount of Second Lien Term Notes and pay $200 as a 1% prepayment penalty (See Note 8, for definition and information); 5) $683 to purchase and retire all outstanding options to buy Intrepid Common Units which include $22 of payroll taxes (See Note 12, for definition and information); and 6) increased cash of $83.

In addition, in connection with the IPO the Company also: 1) issued 1,289,819 shares of voting common stock in exchange for all of the outstanding 7% Senior Notes (See Note 8); 2) issued 3,168,438 shares of voting common stock in exchange for all of the remaining outstanding PIK Toggle Notes not repurchased for cash as described above (See Note 8); and 3) paid $2,250 to retire all the remaining Intrepid Warrants (for a total expenditure of $5,500 to retire all the Intrepid Warrants).

As a result of the transactions summarized above, the Company has fully repurchased and retired the PIK Toggle Notes and 7% Senior Notes (See Note 8) and fully repurchased and retired all outstanding Intrepid Warrants and options to buy Intrepid Common Units.

The Company had the following voting and non-voting shares of common stock outstanding after the transactions summarized above:

Voting shares outstanding before transactions	6,259,480
Shares issued by the Initial Public Offering	6,210,000
Shares issued for 7% Senior Notes	1,289,819
Shares issued for PIK Toggle Notes	3,168,438
Voting shares outstanding after transactions	16,927,737

Non-Voting shares outstanding before and after transactions	938,857

In June 2016, the Board of Directors of the Company approved the conversion of 938,857 shares of non-voting common stock to shares of voting common stock. The Company had the following voting shares of common stock at June 30, 2016:

Voting shares outstanding after transactions above	16,927,737
Non-voting shares converted to voting shares	938,857
Voting shares issued as restricted stock	27,918
Voting shares issued from exercise of stock options	6,652
Voting shares outstanding at June 30, 2016	17,901,164

Note 4. Fair Value of Financial Instruments:

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

As of June 30, 2016, the fair value of NATC’s First Lien Term Loan and NATC’s Second Lien Term Loan approximate their face amounts of $148.1 million and $60.0 million, respectively. At December 31, 2015, the fair value of NATC’s First Lien Term Loan and NATC’s Second Lien Term Loan approximate their face amounts of $151.7 million and $80.0 million, respectively.

Foreign Exchange: As of June 30, 2016, the Company had no open foreign exchange forward contracts.  As of December 31, 2015, the Company had seven outstanding foreign exchange forward contracts for the purchase of 5.1 million Euros.  The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant asset as of December 31, 2015.

Note 5. Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on the last-in, first-out (“LIFO”) method for approximately 58% of the inventories.  Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The components of inventories are as follows:

	June 30, 2016	December 31, 2015
Raw materials and work in process	$2,289	$1,940
Leaf tobacco	26,268	20,839
Finished goods - smokeless products	4,364	3,615
Finished goods - smoking products	14,589	14,077
Finished goods - electronic / vaporizer products	6,812	5,939
Other	1,315	1,237
	55,637	47,647
LIFO reserve	(3,881)	(3,308)
	$51,756	$44,339

The Company recorded an inventory valuation allowance of $0.8 million as of June 30, 2016 and $0.3 million as of December 31, 2015.

Note 6. Property, Plant and Equipment:

Property, plant and equipment at June 30, 2016 and December 31, 2015 consists of:

	June 30, 2016	December 31, 2015
Leasehold improvements	$2,215	$2,196
Machinery and equipment	9,776	8,997
Furniture and fixtures	3,182	3,121
	15,173	14,314
Accumulated depreciation	(9,297)	(8,711)
	$5,876	$5,603

Note 7. Accrued Expenses:

Accrued expenses at June 30, 2016 and December 31, 2015 consist of:

	June 30, 2016	December 31, 2015
Accrued payroll and related items	$2,417	$3,659
Customer returns and allowances	1,937	2,015
Other	5,210	5,379
	$9,564	$11,053

Note 8. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consists of the following in order of preference:

	June 30, 2016	December 31, 2015
First Lien Term Loan	$147,134	$150,555
Second Lien Term Loan	59,005	78,882
PIK Toggle Notes	-	58,882
7% Senior Notes	-	10,360
	206,139	298,679
Less deferred finance charges	(5,054)	(6,257)
Less current maturities	(1,650)	(1,650)
Total Notes Payable and Long-Term Debt	$199,435	$290,772

Long-term Debt

On January 13, 2014, NATC entered into (i) a $170 million First Lien Term Loan Credit Agreement among NATC, the Company, NATC Holding and Wells Fargo Bank, National Association, as administrative agent (the “First Lien Credit Agreement”), (ii) a $80 million Second Lien Term Loan Credit Agreement among NATC, the Company, NATC Holding and Wells Fargo Bank, National Association, as administrative agent (the “Second Lien Credit Agreement”), and (iii) a $40 million ABL Credit Agreement among NATC, NATC Holding and Wells Fargo Bank, National Association,  as ABL Agent (the “Revolving Credit Facility”).

First Lien Credit Agreement

All of NATC’s subsidiaries, as well as the Company and NATC Holding, are guarantors under the First Lien Credit Agreement.  TPLLC and its subsidiary are not guarantors of the First Lien Credit Agreement. The First Lien Credit Agreement is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR rate loans bear interest at LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bear interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The weighted average interest rate at June 30, 2016 was 7.78%. The First Lien Credit Agreement matures in January 2020.

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

Under the Second Lien Credit Agreement the loans designated as LIBOR rate loans bear interest at a rate of at LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bear interest at (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The weighted average interest rate at June 30, 2016 was 11.5%. The Second Lien Credit Agreement matures in July 2020. In connection with the Company’s IPO in May of 2016, the Company prepaid $20 million of the borrowings under the Second Lien Credit Agreement (see Note 3).

Revolving Credit Facility

The Revolving Credit Facility provides for aggregate commitments of up to $40 million, subject to a borrowing base, which is calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent.

The interest rates per annum applicable to loans under the Revolving Credit Facility are, at the option of NATC, equal to the applicable Base Rate or LIBOR Rate plus the applicable Interest Margin, as defined below:

Pricing Level	Average Excess Availability	Applicable Margin for Base Rate Loans (the “Base Rate Margin”)	Applicable Margin for LIBOR Rate Loans (the “LIBOR Rate Margin”)
I	> $30,000,000	1.25%	2.25%
II	< $30,000,000 but > $15,000,000	1.50%	2.50%
III	< $15,000,000	1.75%	2.75%

The Revolving Credit Facility matures in January 2019 and the balance outstanding at June 30, 2016 was $6.6 million. The weighted average interest rate at June 30, 2016 was 5.00%.

PIK Toggle Notes

On January 13, 2014, the Company issued PIK Toggle Notes (“PIK Toggle Notes”) to Standard General Master Fund, L.P. (“Standard General”) with a principal amount of $45 million and warrants to purchase 42,424 of the Company’s common stock at $.01 per share, as adjusted for stock splits and other events specified in the agreement. After adjustment for the stock split effected in connection with our IPO of 10.43174381 to 1, the warrants have been adjusted to provide for the purchase of 442,558 of the Company’s common stock. Due to the issuance of the warrants, the PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million. The PIK Toggle Notes were scheduled to mature and the warrants to expire on January 13, 2021.

The PIK Toggle Notes accrued interest based on the LIBOR Rate then in effect (but not less than 1.25%) plus 13.75%. Interest was payable on the last day of each quarter and upon maturity. The Company had the flexibility to pay interest in kind through an increase in the principal amount at the same interest rate as the PIK Toggle Notes. The Company chose to increase the PIK Toggle Notes for all interest for the first three months of 2016.

The PIK Toggle Notes contained covenants which limited the ability of the Company to enter into transactions with affiliates and make dividends or other distributions or repurchase capital stock. The PIK Toggle Notes were unsecured and did not limit the Company’s ability to incur additional debt or liens.

In connection with the IPO, in May of 2016, the Company redeemed and retired all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of the Company’s voting common stock (see Note 3).

7% Senior Notes

In January of 2014, the Company issued 7% Senior Notes to various stockholders with a principal amount of $11 million and warrants to purchase 11,000,000 units of membership interests in Intrepid, which represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. Due to the issuance of the Intrepid warrants, the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million. The 7% Senior Notes were scheduled to mature and the warrants to expire on December 31, 2023.

The 7% Senior Notes accrued interest at a fixed rate of 7% per annum. Interest was payable on the last business day of June and December in each year and provided that the Company was permitted to elect to pay all or a portion of the interest in kind. The Company made such election for all of 2014 and 2015.

The 7% Senior Notes were the general unsecured obligations of the Company and ranked equally with the Company’s other unsecured and unsubordinated debt from time to time outstanding. Redemptions of the 7% Senior Notes could be made by the Company at any time without penalty or premium.

In connection with the IPO, in May of 2016, we redeemed and retired all of the outstanding 7% Senior Notes in exchange for shares of the Company’s voting common stock (see Note 3).

Restricted / Non-Restricted Condensed Consolidating Financial Statements

The payment of principal and interest on the First Lien Term Loan, Second Lien Term Loan and Revolving Credit Facility are guaranteed by or obligations of NATC and its subsidiaries (“Issuer/Restricted”). TPLLC and its subsidiary (“Non-Restricted”) are not guarantors of the First Lien Term Loan, Second Lien Term Loan and Revolving Credit Facility. The separate financial statements of the Issuer/Restricted are not included herein because the Issuer/Restricted are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the First Lien Term Loan, Second Lien Term Loan and Revolving Credit Facility. The Company believes that the consolidating financial information for the Issuer/Restricted and the Non-Restricted provide information that is more meaningful in understanding the financial position of the Issuer/Restricted than separate financial statements of the Issuer/Restricted.

The following consolidating financial information presents consolidating financial data for the Issuer/Restricted, Non-Restricted and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Turning Point Brands, Inc.
Consolidating Balance Sheet
June 30, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$1,384	$2,228	$-	$3,612
Accounts receivable	5,014	195	-	5,209
Inventories	44,623	7,133	-	51,756
Other current assets	7,050	2,845	-	9,895
Total current assets	58,071	12,401	-	70,472

Property, plant and equipment, net	5,751	125	-	5,876
Deferred income taxes	1,864	-	(1,864)	-
Deferred financing costs, net	174	-	-	174
Goodwill	128,697	-	-	128,697
Investment in subsidiaries	39,922	-	(39,922)	-
Note receivable	2,000	-	(2,000)	-
Other intangible assets, net	8,553	-	-	8,553
Master Settlement Agreement - escrow deposits	31,904	-	-	31,904
Other assets	271	430	-	701
Total assets	$277,207	$12,956	$(43,786)	$246,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,120	$201	$-	$5,321
Accrued expenses	8,537	1,027	-	9,564
Accrued interest expense	629	-	-	629
Accrued income taxes	295	-	-	295
First lien term loan	1,650	-	-	1,650
Note payable	-	2,000	(2,000)	-
Revolving credit facility	6,621	-	-	6,621
Total current liabilities	22,852	3,228	(2,000)	24,080

Notes payable and long-term debt	199,435	-	-	199,435
Deferred Income Taxes	8,927	-	(1,864)	7,063
Postretirement benefits	4,607	-	-	4,607
Pension benefits	372	-	-	372
Total Liabilities	236,193	3,228	(3,864)	235,557

Stockholders' equity (deficit):
Common stock, voting	179	-	-	179
Additional paid-in capital	168,854	10,900	(74,995)	104,759
Advance to TPB	2,323	(2,323)	-	-
Accumulated other comprehensive loss	(3,266)	-	-	(3,266)
Retained earnings (accumulated deficit)	(127,076)	1,151	35,073	(90,852)
Total stockholders' equity (deficit)	41,014	9,728	(39,922)	10,820
Total liabilities and stockholders' equity (deficit)	$277,207	$12,956	$(43,786)	$246,377

Turning Point Brands, Inc.
Consolidating Statement of Operations
for the three months ended June 30, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$48,480	$3,101	$51,581
Cost of sales	23,917	2,790	26,707
Gross profit	24,563	311	24,874
Selling, general and administrative expenses	13,143	955	14,098
Operating income (loss)	11,420	(644)	10,776
Interest expense and financing costs	6,852	24	6,876
Investment income	(332)	-	(332)
Loss on extinguishment of debt	2,824	-	2,824
Income before income taxes	2,076	(668)	1,408
Income tax expense	609	-	609
Net income (loss)	$1,467	$(668)	$799

Turning Point Brands, Inc.
Consolidating Statement of Operations
for the six months ended June 30, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$94,704	$6,743	$101,447
Cost of sales	46,623	5,303	51,926
Gross profit	48,081	1,440	49,521
Selling, general and administrative expenses	25,868	1,968	27,836
Operating income (loss)	22,213	(528)	21,685
Interest expense and financing costs	15,321	17	15,338
Investment income	(332)	-	(332)
Loss on extinguishment of debt	2,824	-	2,824
Income before income taxes	4,400	(545)	3,855
Income tax expense	822	-	822
Net income (loss)	$3,578	$(545)	$3,033

Turning Point Brands, Inc.
Consolidating Statement of Cash Flows
for the six months ended June 30, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,578	$(545)	$3,033
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment	2,824	-	2,824
Depreciation expense	586	-	586
Amortization of deferred financing costs	719	-	719
Amortization of original issue discount	459	-	459
Interest incurred but not paid on PIK toggle notes	3,422	-	3,422
Interest incurred but not paid on 7% senior notes	329	-	329
Interest paid on PIK toggle notes	(9,893)	-	(9,893)
Deferred income taxes	50	-	50
Stock compensation expense	25	-	25
Restricted stock compensation expense	8	-	8
Member unit compensation expense	-	13	13
Changes in operating assets and liabilities:
Accounts receivable	(1,186)	(83)	(1,269)
Inventories	(6,558)	(859)	(7,417)
Other current assets	(1,460)	2,403	943
Other assets	(62)	-	(62)
Accounts payable	1,082	152	1,234
Accrued pension liabilities	131	-	131
Accrued postretirement liabilities	(59)	-	(59)
Accrued expenses and other	(4,118)	(70)	(4,188)
Net cash provided by (used in) operating activities	(10,123)	1,011	(9,112)

Cash flows from investing activities:
Capital expenditures	(734)	(125)	(859)
Net cash used in investing activities	(734)	(125)	(859)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	6,603	-	6,603
Proceeds from (payments for) note receivable	(2,000)	2,000	-
Proceeds from (payment to) parent, net	1,565	(1,565)	-
Payment of financing costs	(200)	-	(200)
Payment for first lien term loan	(3,563)	-	(3,563)
Payment for second lien term loan	(20,000)	-	(20,000)
Payment of PIK toggle notes	(24,107)	-	(24,107)
Redemption of Intrepid options	-	(661)	(661)
Redemption of Intrepid warrants	(5,500)	-	(5,500)
Stock options exercised	8	-	8
Proceeds from issuance of stock	56,168	-	56,168
Net cash provided by financing activities	8,974	(226)	8,748

Net increase (decrease) in cash	(1,883)	660	(1,223)
Cash, beginning of period	3,267	1,568	4,835
Cash, end of period	$1,384	$2,228	$3,612

Turning Point Brands, Inc.
Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$3,267	$1,568	$-	$4,835
Accounts receivable	3,828	112	-	3,940
Inventories	38,065	6,274	-	44,339
Other current assets	5,590	5,248	-	10,838
Total current assets	50,750	13,202	-	63,952

Property, plant and equipment, net	5,603	-	-	5,603
Deferred financing costs, net	208	-	-	208
Goodwill	128,697	-	-	128,697
Investment in subsidiaries	31,489	-	(31,489)	-
Other intangible assets, net	8,553	-	-	8,553
Master Settlement Agreement - escrow deposits	31,842	-	-	31,842
Other assets	3,178	430	-	3,608
Total assets	$260,320	$13,632	$(31,489)	$242,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,038	$49	$-	$4,087
Accrued expenses	9,956	1,097	-	11,053
Accrued interest expense	4,329	-	-	4,329
First lien term loan	1,650	-	-	1,650
Revolving credit facility	18	-	-	18
Total current liabilities	19,991	1,146	-	21,137

Notes payable and long-term debt	290,772	-	-	290,772
Deferred Income Taxes	7,013	-	-	7,013
Postretirement benefits	4,666	-	-	4,666
Pension benefits	487	-	-	487
Total Liabilities	322,929	1,146	-	324,075

Stockholders' equity (deficit):
Common stock, voting	63			63
Common stock, non-voting	9			9
Additional paid-in capital	76,410	11,213	(74,995)	12,628
Advance to TPB	793	(793)	-	-
Accumulated other comprehensive loss	(3,512)	-	-	(3,512)
Retained earnings (accumulated deficit)	(136,372)	2,066	43,506	(90,800)
Total stockholders' equity (deficit)	(62,609)	12,486	(31,489)	(81,612)
Total liabilities and stockholders' equity (deficit)	$260,320	$13,632	$(31,489)	$242,463

Turning Point Brands, Inc.
Consolidating Statement of Operations
for the three months ended June 30, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$43,290	$4,709	$47,999
Cost of sales	21,788	3,600	25,388
Gross profit	21,502	1,109	22,611
Selling, general and administrative expenses	12,685	2,190	14,875
Operating income (loss)	8,817	(1,081)	7,736
Interest expense and financing costs	8,550	24	8,574
Income (loss) before income taxes	267	(1,105)	(838)
Income tax expense	583	-	583
Net loss	$(316)	$(1,105)	$(1,421)

Turning Point Brands, Inc.
Consolidating Statement of Operations
for the six months ended June 30, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$88,893	$10,192	$99,085
Cost of sales	44,787	7,032	51,819
Gross profit	44,106	3,160	47,266
Selling, general and administrative expenses	24,081	3,465	27,546
Operating income	20,025	(305)	19,720
Interest expense and financing costs	17,000	56	17,056
Income (loss) before income taxes	3,025	(361)	2,664
Income tax expense	658	-	658
Net income (loss)	$2,367	$(361)	$2,006

Turning Point Brands, Inc.
Consolidating Statement of Cash Flows
for the six months ended June 30, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,367	$(361)	$2,006
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of fixed assets	(1)	-	(1)
Depreciation expense	519	-	519
Amortization of deferred financing costs	724	-	724
Amortization of original issue discount	524	-	524
Interest incurred but not paid on PIK toggle note	3,963	-	3,963
Interest incurred but not paid on 7% senior notes	426	-	426
Deferred income taxes	(9)	-	(9)
Stock compensation expense	92	-	92
Member unit compensation expense	-	57	57
Changes in operating assets and liabilities:
Accounts receivable	(791)	(219)	(1,010)
Inventories	(7,711)	3,749	(3,962)
Other current assets	(997)	(3,818)	(4,815)
Other assets	(87)	-	(87)
Accounts payable	3,271	(916)	2,355
Accrued pension liabilities	82	-	82
Accrued postretirement liabilities	(63)	-	(63)
Accrued expenses and other	(1,553)	(703)	(2,256)
Net cash provided by (used in) operating activities	756	(2,211)	(1,455)

Cash flows from investing activities:
Capital expenditures	(641)	-	(641)
Proceeds from sale of fixed assets	2	-	2
Note receivable	-	(430)	(430)
Net cash used in investing activities	(639)	(430)	(1,069)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	213	-	213
Proceeds from (payments for) note receivable	(2,300)	2,300	-
Proceeds from issuance of stock	1	-	1
Payments for first lien term loan	(825)	-	(825)
Net cash provided by (used in) financing activities	(2,911)	2,300	(611)

Net decrease in cash	(2,794)	(341)	(3,135)
Cash, beginning of period	8,014	453	8,467
Cash, end of period	$5,220	$112	$5,332

Note 9. Income Taxes:

The Company has determined, that at June 30, 2016, its ability to realize future benefits of certain net deferred tax assets does not meet the “more likely than not” criteria in ASC 740, Income Taxes; therefore, a valuation allowance has been recorded. The Company’s income tax expense for the six months ended June 30, 2016 and 2015 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards that were utilized and were partially offset by certain minimum state income taxes.

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

Note 10. Pension and Postretirement Benefit Plans:

The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits		Postretirement Benefits
For the three months ended June 30,	2016	2015	2016	2015

Service cost	$26	$31	$-	$-
Interest cost	175	174	53	52
Expected return on plan assets	(258)	(296)	-	-
Amortization of gains and losses	123	131	-	-
Net periodic benefit cost	$66	$40	$53	$52

	Pension Benefits		Postretirement Benefits
For the six months ended June 30,	2016	2015	2016	2015

Service cost	$52	$62	$-	$-
Interest cost	350	348	105	104
Expected return on plan assets	(517)	(591)	-	-
Amortization of gains and losses	246	263	-	-
Net periodic benefit cost	$131	$82	$105	$104

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

NATC expects to contribute approximately $0.3 million to its postretirement plan in 2016 for the payment of benefits. Plan contributions and benefits have amounted to $164 and $167 for the six months ended June 30, 2016 and 2015, respectively. NATC expects to make no contributions to the pension plan in the year ending December 31, 2016.

Note 11. Share Incentive Plans:

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2015 Plan may be granted to employees, non-employee directors and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and non-employee directors as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the criteria for the vesting period and will be specified in the award agreement. As of June 30, 2016, 27,777 shares of restricted stock have been granted to employees of NATC under the 2015 Plan. There are 1,372,223 shares available for grant under the 2015 Plan.

On February 8, 2006, the Board of Directors of the Company adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2006 Plan may be granted to employees.  The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards.  Upon the adoption of the Company’s 2015 Equity Incentive Plan in connection with its IPO (see Note 3) the Company determined that no additional grants would be made under the 2006 Plan, however all awards issued under the plan that have not been previously terminated or forfeited remain outstanding and continue unaffected.

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 Plan is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2014	1,692,051	$2.17	$1.19

Exercised	(1,043)	1.06	0.54
Forfeited	(23,337)	1.06	0.54

Outstanding, December 31, 2015	1,667,671	2.19	1.20

Exercised	(6,652)	1.22	0.64
Forfeited	(6,262)	3.83	2.17

Outstanding, June 30, 2016	1,654,757	$2.19	$1.20

Under the 2006 Plan, the total intrinsic value of options exercised during the three months ended June 30, 2016 and 2015 was $58 and $0, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $58 and $7, respectively.

At June 30, 2016, under the 2006 Plan, the outstanding stock options’ exercise price for 980,096 options is $1.06 per share all of which are exercisable. The outstanding stock options’ exercise price for 674,661 options is $3.83 per share of which 622,718 options are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 1.4 years for the options with the $1.06 exercise price, and 6.2 years for the options with the $3.83 exercise price. The Company estimates that the expected life of all stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $1.06; risk free interest rate of 4.366%; a volatility of 30%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $3.83; risk-free interest rate of 3.57%; a volatility of 40%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense of approximately $13 and $46 in the consolidated statements of income for the three months ended June 30, 2016 and 2015, respectively and approximately $25 and $92 for the six months ended June 30, 2016 and 2015, respectively.

Note 12. Unit Incentive Plans and Warrants for Intrepid Brands, LLC:

Effective August 7, 2014, the Company adopted the Intrepid Brands, LLC 2014 Option Plan (“2014 Plan”) for units of ownership in Intrepid. The purpose of the 2014 Plan was to promote the success and enhance the value of the Company by linking the personal interests of the service providers (including employees, consultants and managers) to those of Company equity holders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company equity holders.

In connection with the IPO, in May of 2016 all options outstanding under the 2014 Plan were repurchased for aggregate cash consideration of $683 which included $22 of payroll taxes (see Note 3). With the repurchase of the options, the 2014 Plan was terminated.

In January of 2014, the Company issued warrants to purchase 11,000,000 units of membership interests in Intrepid (the “Intrepid Warrants”) concurrent with the 7% Senior Notes (see Note 8). This represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. The warrants were exercisable beginning January 21, 2014 and were scheduled to expire on December 31, 2023.

In connection with the IPO, in May of 2016 all outstanding Intrepid Warrants were repurchased for aggregate cash consideration of approximately $5.5 million (see Note 3).

Note 13. Contingencies:

The Company is involved in various claims and actions that arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14. Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended
	June 30, 2016			June 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Net income (loss)	$799			$(1,421)

Basic EPS:
Weighted average		15,274,446	$0.05		7,198,337	$(0.20)

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		1,602,845			-
		16,877,291	$0.05		7,198,337	$(0.20)

	Six Months Ended
	June 30, 2016			June 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$3,033			$2,006

Basic EPS:
Weighted average		12,476,719	$0.24		7,197,928	$0.28

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		1,447,907			1,136,209
		13,924,626	$0.22		8,334,137	$0.24

For the six months ended June 30, 2015, weighted average options to purchase 663,459 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the IPO in May 2016, the Company’s weighted average shares and basic and diluted earnings per share are significantly different as of June 30, 2016 when compared to prior periods. See Note 3, for a description of the IPO and shares issued in connection herewith.

Note 15. Parent-Only Financial Information:

The Company is a holding company with independent operations including cash and its investments in its subsidiaries.

All of NATC’s subsidiaries are wholly-owned and guarantee the First Lien Term Loan and the Second Lien Term Loan of NATC on a full, unconditional, and joint and several basis. Within the First Lien Term Loan and the Second Lien Term Loan there are no significant restrictions on the ability of NATC to obtain funds from its subsidiaries by dividend or loan, but NATC is subject to significant restrictions on its ability to pay dividends or make other payments to the Company. NATC and its subsidiaries are generally unable to pay dividends and make other restricted payments to the Company, except in limited circumstances, including (i) to pay certain costs in the ordinary course of business, (ii) to redeem, retire or otherwise acquire certain of our outstanding equity interest and (iii) to pay certain tax obligations. As a result of such restrictions on the Company’s subsidiaries’ ability to make distributions to the Company, $233,421 of its consolidated total assets are currently restricted assets of its consolidated subsidiaries, which may not be transferred to the Company in the form of loans, advances or cash dividends without the consent of a third party. The Company has disclosed the amount of restricted total assets rather than restricted net assets due to the negative net assets of the Company and its restricted subsidiaries.

TPLLC and Intrepid are wholly-owned by the Company. TPLLC and its subsidiary are not guarantors of the First Lien Term Loan and Second Lien Term Loan.

Note 16. Segment Information:

In accordance with ASC 280, Segment Reporting, the Company operates in three segments: (i) smokeless products, (ii) smoking products and (iii) NewGen products. In our smokeless products segment we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our smoking products segment, we (i) market and distribute cigarette papers and related products, as well as package, market and distribute MYO cigarette smoking tobaccos and related products and (ii) market and distribute MYO cigar wraps, MYO loose cigar smoking tobacco, and cigars, and package, market and distribute traditional pipe tobaccos. In our NewGen products segment, we market and distribute liquid vapor products, tobacco vaporizer products, certain other related products, such as e-liquids and shishafruits, shisha gels and other products without tobacco and/or nicotine. The Other segment includes the assets of the Company not assigned to the three reportable segments and Elimination includes the elimination of intercompany accounts between segments.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective Net sales. The Company evaluates the performance of its segments and allocates resources to them based on Operating income.

The tables below present financial information about reported segments for the three and six months ended June 30, 2016 and 2015:

For the three months ended	June 30, 2016	June 30, 2015

Net Sales
Smokeless Products	$21,691	$18,678
Smoking Products	26,789	24,612
NewGen Products	3,101	4,709
	$51,581	$47,999

Operating Income
Smokeless Products	$4,843	$3,699
Smoking Products	7,206	5,648
NewGen Products	(644)	(1,081)
Other (1)	(22)	(22)
	$11,383	$8,244
Less Eliminations (2)	(607)	(508)
	$10,776	$7,736

Interest expense and financing costs	(6,876)	(8,574)
Investment income	332	-
Loss on extinguishment of debt	(2,824)	-

Income (loss) before income taxes	$1,408	$(838)

Assets
Smokeless Products	$85,175	$84,404
Smoking Products	532,419	501,213
NewGen Products	12,956	16,211
Other (1)	32,605	32,438
	663,155	634,266
Less Eliminations (2)	(416,778)	(384,442)
	$246,377	$249,824

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

For the six months ended	June 30, 2016	June 30, 2015

Net Sales
Smokeless Products	$40,030	$36,194
Smoking Products	54,674	52,699
NewGen Products	6,743	10,192
	$101,447	$99,085

Operating Income
Smokeless Products	$8,402	$8,222
Smoking Products	14,746	12,633
NewGen Products	(528)	(305)
Other (1)	(178)	(152)
	$22,442	$20,398
Less Eliminations (2)	(757)	(678)
	$21,685	$19,720

Interest expense and financing costs	(15,338)	(17,056)
Investment income	332	-
Loss on extinguishment of debt	(2,824)	-

Income before income taxes	$3,855	$2,664

Assets
Smokeless Products	$85,175	$84,404
Smoking Products	532,419	501,213
NewGen Products	12,956	16,211
Other (1)	32,605	32,438
	663,155	634,266
Less Eliminations (2)	(416,778)	(384,442)
	$246,377	$249,824

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

Net Sales - Domestic and Foreign
(in thousands)

The tables below present financial information about our domestic and foreign net sales for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
Domestic	$49,126	$46,273
Foreign	2,455	1,726
Net Sales	$51,581	$47,999

	Six Months Ended
	June 30, 2016	June 30, 2015
Domestic	$96,100	$95,046
Foreign	5,347	4,039
Net Sales	$101,447	$99,085

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in “Risk Factors” included in our Prospectus dated May 10, 2016 and other reports filed with the Securities and Exchange Commission from time to time, as well as:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;

•	our dependence on a small number of third-party suppliers and producers;

•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;

•	failure to maintain consumer brand recognition and loyalty of our customers;

•	substantial and increasing U.S. regulation;

•	regulation of our products by the FDA;

•	uncertainty related to the regulation and taxation of our NewGen products;

•	possible significant increases in federal, state and local municipal tobacco-related taxes;

•	possible significant increases in tobacco-related taxes;

•	possible increasing international control and regulation;

•	our reliance on relationships with several large retailers and national chains for distribution of our products;

•	intense competition and our ability to compete effectively;

•	significant potential product liability litigation;

•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;

•	our amount of indebtedness;

•	the terms of our credit facilities may restrict our current and future operations;

•	competition from illicit sources;

•	our reliance on information technology;

•	security and privacy breaches;

•	contamination of our tobacco supply or products;

•	infringement on our intellectual property;

•	third-party claims that we infringe on their intellectual property;

•	concentration of business with large customers;

•	failure to manage our growth;

•	fluctuations in our month-to-month results;

•	exchange rate fluctuations;

•	adverse U.S. and global economic conditions;

•	failure to comply with certain regulations; and

•	departure of key management personnel or our inability to attract and retain talent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q, with our annual consolidated financial statements and accompanying notes, which are included in our prospectus dated May 10, 2016, filed with the SEC in accordance with Rule 424(b) of the Securities Act on May 12, 2016 (the “Prospectus”) and with the Risk Factors included in the Prospectus. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties that are discussed in “Risk Factors” in our Prospectus.

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

As noted above, in connection with the IPO and related transactions we were able to significantly reduce our leverage.  The following table provides outstanding balances under our debt facilities and instruments as of June 30, 2016:

June 30, 2016

Cash	$3.6

Total Debt	207.7

Net Debt	$204.1

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

The tables below present financial information for reported segments for the three and six months ended June 30, 2016 and 2015:

For the three months ended	June 30, 2016	June 30, 2015

Net Sales
Smokeless Products	$21,691	$18,678
Smoking Products	26,789	24,612
NewGen Products	3,101	4,709
	$51,581	$47,999

Operating Income
Smokeless Products	$4,843	$3,699
Smoking Products	7,206	5,648
NewGen Products	(644)	(1,081)
Other (1)	(22)	(22)
	$11,383	$8,244
Less Eliminations (2)	(607)	(508)
	$10,776	$7,736

Interest expense and financing costs	(6,876)	(8,574)
Investment income	332	-
Loss on extinguishment of debt	(2,824)	-

Income (loss) before income taxes	$1,408	$(838)

Assets
Smokeless Products	$85,175	$84,404
Smoking Products	532,419	501,213
NewGen Products	12,956	16,211
Other (1)	32,605	32,438
	663,155	634,266
Less Eliminations (2)	(416,778)	(384,442)
	$246,377	$249,824

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

For the six months ended	June 30, 2016	June 30, 2015

Net Sales
Smokeless Products	$40,030	$36,194
Smoking Products	54,674	52,699
NewGen Products	6,743	10,192
	$101,447	$99,085

Operating Income
Smokeless Products	$8,402	$8,222
Smoking Products	14,746	12,633
NewGen Products	(528)	(305)
Other (1)	(178)	(152)
	$22,442	$20,398
Less Eliminations (2)	(757)	(678)
	$21,685	$19,720

Interest expense and financing costs	(15,338)	(17,056)
Investment income	332	-
Loss on extinguishment of debt	(2,824)	-

Income before income taxes	$3,855	$2,664

Assets
Smokeless Products	$85,175	$84,404
Smoking Products	532,419	501,213
NewGen Products	12,956	16,211
Other (1)	32,605	32,438
	663,155	634,266
Less Eliminations (2)	(416,778)	(384,442)
	$246,377	$249,824

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

Key Factors Affecting Our Results of Operations

We consider the following factors to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;

•	Our ability to introduce new products and product lines that complement our core business;

•	Decreasing interest in tobacco products among consumers;

•	Price sensitivity in our end-markets;

•	Marketing and promotional initiatives, which cause variability in our month-to-month results;

•	General economic conditions, including consumer access to disposable income;

•	Cost and increasing regulation of promotional and advertising activities;

•	Cost of complying with regulation, including newly passed “deeming regulations”;

•	Counterfeit and other illegal products in our end-markets; and

•	Currency fluctuations.

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update (“ASU”), ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

Results of Operations

Summary

The table and discussion set forth below relate to our consolidated results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
Net sales	$51,581	$47,999
Cost of sales	26,707	25,388
Gross profit	24,874	22,611
Selling, general and administrative expenses	14,098	14,875
Operating income	10,776	7,736
Interest expense and financing costs	6,876	8,574
Investment income	(332)	-
Loss on extinguishment of debt	2,824	-
Income (loss) before income taxes	1,408	(838)
Income tax expense	609	583
Net income (loss)	$799	$(1,421)

	Six Months Ended
	June 30, 2016	June 30, 2015
Net sales	$101,447	$99,085
Cost of sales	51,926	51,819
Gross profit	49,521	47,266
Selling, general and administrative expenses	27,836	27,546
Operating income	21,685	19,720
Interest expense and financing costs	15,338	17,056
Investment income	(332)	-
Loss of extinguishment of debt	2,824	-
Income before income taxes	3,855	2,664
Income tax expense	822	658
Net income	$3,033	$2,006

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

Investment Income. Investment income is a result of income from investment options related to our Master Settlement Agreement (“MSA”) accounts.

Loss on Extinguishment of Debt. Loss on extinguishment of debt is related to the payoff and conversion of our PIK Toggle Notes.

Income Tax Expense. Income tax expense includes federal and state income taxes on our net income (loss).

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Net Sales. Company net sales for the three months ended June 30, 2016 were $51.6 million, an increase of $3.6 million or 7.5% from the corresponding period of the prior year. This increase was the result of increases in the Smokeless Products and Smoking Products segments, partially offset by a decrease in net sales in the NewGen Products segment.

Net sales for the Smokeless Products segment for the current period increased $3.0 million or 16.1% compared to the corresponding period of the prior year. Revenue growth was driven by the ongoing roll-out of Stoker moist snuff tobacco (“MST”) 1.2oz. cans, driving MST retail penetration, and by pricing in both chewing tobacco and MST. Year over year industry volumes for chewing tobacco declined by approximately 5% in the quarter while MST grew 2%, according to MSAi.1  TPB grew its MSAi share in chewing tobacco and posted double digit volume gains in MST.  For the three months ended June 30, 2016, Smokeless products inventories at trade increased, driven primarily by successful promotions at an industry trade show.  We estimate that trade inventories at the end of the second quarter 2016 increased by approximately $1.3 million as a result of the aforementioned trade show activity.

In prior periods we have used simple averages of case volumes and price changes in each of our segments to help the reader understand the change in sales for the respective periods being compared. We believe an analysis that uses a weighted average volume and price methodology provides a more meaningful analysis for readers and have changed our presentation to provide this information. For the three months ended June 30, 2016, Smokeless Products volume increased 10.9% and price/mix accounted for the remainder or 5.2%.

Net sales for the Smoking Products segment increased $2.2 million or 8.8% to $26.8 million compared to the corresponding period of the prior year. For the three months ended June 30, 2016, continued growth in our Make-Your-Own (“MYO”) cigar wraps and strong orders in the cigarette papers business contributed to the increase.  Modest initial shipments of Zig-Zag cigars to Canada were also made in support of the launch. Industry volumes for cigarette papers increased by low-single digits and MYO cigar wraps increased by mid-single digits, according to MSAi.  We held share in cigarette papers and grew our share in cigar wraps on the continuing rollout of cigarillo sized wraps, according to MSAi. For the three months ended June 30, 2016, volume increased 5.9% and price/mix accounted for the remainder or 3.0%.

Net sales of the NewGen Products segment decreased $1.6 million or 34.1% to $3.1 million in comparison to the corresponding period of the prior year due to the introductions of new products into the marketplace by competitors and other factors, including the continuing but slowing movement of industry vapor volumes away from traditional retail to vape and accessory shops. Industry volumes in e-cigarettes grew by double-digit rates, while e-liquids and vaporizers in traditional retail each declined by double digits on a year over year basis, according to MSAi.  From a retail distribution perspective, the number of traditional outlets carrying e-cigarettes declined by high-single digits relative to the three months ended June 30, 2015.  The number of e-liquid and vaporizer traditional retail outlets carrying the products declined by double digits. For the quarter, volume decreased 20.8% and price/mix accounted for a decrease of 13.4%.

Cost of Sales. For the three months ended June 30, 2016, cost of sales increased to $26.7 million from $25.4 million for the three months ended June 30, 2015, an increase of $1.3 million, or 5.2%, principally due to an increase in net sales.

For the three months ended June 30, 2016, cost of sales in the Smokeless Products segment increased to $10.8 million from $9.2 million for the three months ended June 30, 2015, an increase of $1.6 million, or 17.8%, principally due to an increase in net sales of products with a higher manufacturing cost.

For the three months ended June 30, 2016, cost of sales in the Smoking Products segment increased to $13.1 million from $12.6 million for the three months ended June 30, 2015, an increase of $0.5 million, or 3.9%, principally due to an increase in sales volume of cigar wraps, which have higher manufacturing costs than other products in the segment.

[1]	Management Science Associates, Inc. (“MSAi”) administers a proprietary information system that captures sales from approximately 1,000 wholesalers to over 250,000 retailers.

For the three months ended June 30, 2016, cost of sales in the NewGen products segment decreased to $2.8 million from $3.6 million for the three months ended June 30, 2015, a decrease of $0.8 million, or 22.5%, principally due to a reduction in sales volume of vaporizers and e-cigarettes.

Gross Profit. Gross profit for the three months ended June 30, 2016 increased to $24.9 million from $22.6 million compared to the corresponding period of the prior year. Gross margin improved from 47.1% in the corresponding period of the prior year to 48.2% in the three months ended June 30, 2016.

Gross profit of the Smokeless Products segment increased 14.5% or $1.4 million to $10.9 million compared to the corresponding period of the prior year. Gross margin for this segment decreased to 50.2% of net sales for the current period from 50.9% in the corresponding period of the prior year due primarily to the mix / shift from chewing tobacco to MST products and introductory discounts associated with the MST expansion.

Gross profit of the Smoking Products segment increased $1.7 million or 14.0% to $13.7 million compared to the corresponding period of the prior year. Gross margin of the Smoking Products segment increased to 51.0% of net sales for the current period in comparison to 48.7% for the corresponding period in 2015, principally as the result of favorable mix / shifts within the segment.

Gross profit in the NewGen segment decreased $0.8 million or 72.0% to $0.3 million compared to the corresponding period of the prior year. Gross margin of the NewGen segment decreased to 10.0% of net sales for the current period in comparison to 23.6% for the corresponding period of the prior year as margins were negatively impacted by higher than normal returned goods associated with the trade adjusting levels to meet reduced market demand in traditional retail and a write-off of obsolete inventory.  Trade return rates moderated in both May and June.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses ("SG&A") for the three months ended June 30, 2016 were $14.1 million compared to $14.9 million for the corresponding period of the prior year, down 5.2% from the three months ended June 30, 2015. For the three months ended June 30, 2016, spending on non-recurring strategic initiatives was $2.2 million lower than the prior year. Non-recurring SG&A launch costs were $0.3 million for the three months ended June 30, 2016 compared to $1.1 million in the corresponding period of the prior year. The second quarter of 2016 included $0.6 million in non-recurring compensation costs in connection with the IPO and $0.1 million in recurring public company costs. We continue to invest and strengthen both our sales and regulatory infrastructures to facilitate future growth.

Interest Expense and Financing Costs. Interest expense and financing costs for the three months ended June 30, 2016 were $6.9 million compared to $8.6 million for the corresponding period of the prior year. The decrease in interest expense for 2016 is due to a reduction in outstanding indebtedness.

Investment Income. Investment income for the three months ended June 30, 2016 was $332. The Company made a change in the investment strategy relating to the MSA account during the second quarter of 2016.

Loss on Extinguishment of Debt. The Company recognized a loss on extinguishment of debt for the three months ended June 30, 2016 of $2.8 million due to the repurchase and conversion of its PIK Toggle Notes relating to its IPO in May 2016.

Income Tax Expense.  The Company’s income tax expense for the three months ended June 30, 2015 does not bear the normal relationship to loss before income taxes due to certain minimum state income taxes.

Net Income. Due to the factors described above, net income for the three months ended June 30, 2016 was $0.8 million compared with a net loss of $1.4 million for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Net Sales. Company net sales for the six months ended June 30, 2016 were $101.4 million, an increase of $2.4 million or 2.4% from the corresponding period of the prior year. This increase was the result of increases in the Smokeless and Smoking Products segments, partially offset by a decrease in net sales in the NewGen Products segment.

Net sales for the Smokeless Products segment for the current period increased $3.8 million or 10.6% to $40.0 million from the corresponding period of the prior year. Revenue growth was driven by the ongoing roll-out of MST 1.2oz. cans, driving MST retail penetration, and by pricing in both chewing tobacco and MST. For the six months ended June 30, 2016, volume increased 6.0% and price/mix accounted for the remainder or 4.6%.

Net sales for the Smoking Products segment increased $2.0 million or 3.7% to $54.7 million compared to the corresponding period of the prior year. Continued growth in our Make-Your-Own (MYO) cigar wraps and strong orders in the cigarette papers business contributed to the increase. For the six months ended June 30, 2016, volume increased 0.3% and price/mix accounted for the remainder or 3.4%.

Net sales of the NewGen Products segment decreased $3.4 million or 33.8% to $6.7 million in comparison to the corresponding period of the prior year. due to the introductions of new products into the marketplace by competitors and other factors, including the continuing but slowing movement of industry vapor volumes away from traditional retail to vape and accessory shops.  For the six months ended June 30, 2016, volume decreased 26.1% and price/mix accounted for the remainder or 7.7%.

Cost of Sales. For the six months ended June 30, 2016, cost of sales increased to $51.9 million from $51.8 million for the six months ended June 30, 2015, an increase of $0.1 million, or 0.2%, principally due to an increase in cost of sales in the Smokeless Products segment, partially offset by decreases in cost of sales in the Smoking Products and NewGen Products segments.

For the six months ended June 30, 2016, cost of sales in the Smokeless Products segment increased to $19.9 million from $17.8 million for the six months ended June 30, 2015, an increase of $2.1 million, or 12.1%, principally due to an increase in net sales of products with a higher manufacturing cost.

For the six months ended June 30, 2016, cost of sales in the Smoking Products segment decreased to $26.7 million from $27.0 million for the six months ended June 30, 2015, a decrease of $0.3 million, or 1.2%, principally due to higher cost of sales for the six months ended June 30, 2015 relating to the revaluation of inventory on hand.

For the six months ended June 30, 2016, cost of sales in the NewGen products segment decreased to $5.3 million from $7.0 million for the six months ended June 30, 2015, a decrease of $1.7 million, or 24.6%, principally due to a reduction in sales volume of vaporizers and e-cigarettes.

Gross Profit. Gross profit for the six months ended June 30, 2016 totaled $49.5 million from $47.3 million in comparison to the corresponding period of the prior year. Gross margin improved from 47.7% in the corresponding period of the prior year to 48.8% in the six months ended June 30, 2016.

Gross profit of the Smokeless Products segment increased 9.2% or $1.7 million to $20.1 million compared to the corresponding period of the prior year. Gross margin for this segment decreased to 50.2% of net sales for the current period from 50.9% in the corresponding period of the prior year due primarily to the mix / shift from chewing tobacco to MST products and introductory discounts associated with the MST expansion.

Gross profit of the Smoking Products segment increased $2.3 million or 8.9% to $28.0 million when compared to the corresponding period of the prior year. Gross margin of the Smoking Products segment increased to 51.2% of net sales for the current period in comparison to 48.8% for the corresponding period in 2015, principally as the result of favorable mix / shifts within the segment.

Gross profit in the NewGen segment decreased $1.7 million or 54.4% to $1.4 million when compared to the corresponding period of the prior year. Gross margin of the NewGen segment decreased to 21.4% of net sales for the current period in comparison to 31.0% for the corresponding period of the prior year. Margins for the six-months ended June 30, 2016 were negatively impacted by higher than normal returned goods associated with the trade adjusting levels to meet reduced market demand in traditional retail and a write-off of obsolete inventory.  Trade return rates moderated in both May and June.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the six months ended June 30, 2016 were $27.8 million compared to $27.5 million for the corresponding period of the prior year, a 1.1% increase from the six months ended June 30, 2015. Spending for the six months ended June, 30, 2016 on non-recurring strategic initiatives and non-recurring SG&A launch costs was lower compared to the corresponding period of the prior year by $2.1 million and $0.8 million, respectively. The six months ended June 30, 2016 included $0.6 million in non-recurring compensation costs in connection with the IPO and $0.1 million in recurring public costs. We continue to invest and strengthen both our sales and regulatory infrastructures to facilitate future growth.

Interest Expense and Financing Costs. Interest expense and financing costs for the six months ended June 30, 2016 were $15.3 million compared to $17.1 million for the corresponding period of the prior year. The decrease in interest expense for 2016 is due to a reduction in outstanding indebtedness.

Investment Income. Investment income for the six months ended June 30, 2016 was $332. NATC made a change in the investment strategy relating to the MSA account during the second quarter of 2016.

Loss on Extinguishment of Debt. The Company recognized a loss on extinguishment of debt for the six months ended June 30, 2016 of $2.8 million due to the repurchase and conversion of its PIK Toggle Notes relating to its IPO in May 2016.

Income Tax Expense.  The Company’s income tax expense for the six months ended June 30, 2016 and 2015 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Net Income. Due to the factors described above, net income for the six months ended June 30, 2016 and 2015 was $3.0 million and $2.0 million, respectively.

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

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The tables below provide a reconciliation between net income and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30, 2016	June 30, 2015
Net income	$799	$(1,421)
Add:
Interest expense	6,876	8,574
Depreciation expense	293	267
Income tax expense	609	583
EBITDA	$8,577	$8,003
Components of Adjusted EBITDA
LIFO adjustment (a)	264	51
Pension/postretirement expense (b)	119	92
Non-cash stock options, restricted stock and incentives expense	24	74
Foreign exchange hedging (c)	56	(215)
Loss on extinguishment of debt (d)	2,824	-
Strategic initiatives (f)	30	2,231
Launch costs (g)	326	1,091
IPO related compensation costs (h)	605	-
Adjusted EBITDA	$12,825	$11,327

(a)	Represents non-cash expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(d)	Represents the non-cash loss due to the write-off of accrued interest expense.
(e)	Represents the one-time relocation of finished product for improved logistical services.
(f)	Represents the fees incurred for the study of strategic initatives.
(g)	Represents product launch costs of our new product lines.
(h)	Represents non-recurring compensation expenses incurred coincident with the May IPO.

	Six Months Ended
	June 30, 2016	June 30, 2015
Net income	$3,033	$2,006
Add:
Interest expense	15,338	17,056
Depreciation expense	586	518
Income tax expense	822	658
EBITDA	$19,779	$20,238
Components of Adjusted EBITDA
LIFO adjustment (a)	572	482
Pension/postretirement expense (b)	236	186
Non-cash stock options, restricted stock and incentives expense	46	149
Foreign exchange hedging (c)	35	24
Loss on extinguishment of debt (d)	2,824	-
Warehouse reconfiguation (e)	-	375
Strategic initiatives (f)	462	2,601
Launch costs (g)	718	1,182
IPO related compensation costs (h)	605	-
Adjusted EBITDA	$25,277	$25,237

(a)	Represents non-cash expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(d)	Represents the non-cash loss due to the write-off of accrued interest expense.
(e)	Represents the one-time relocation of finished product for improved logistical services.
(f)	Represents the fees incurred for the study of strategic initatives.
(g)	Represents product launch costs of our new product lines.
(h)	Represents non-recurring compensation expenses incurred coincident with the May IPO.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service and capital expenditures. We believe that our cash flows from operations and borrowing availability under our Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.
We had working capital of $46.4 million at June 30, 2016 compared to working capital of $42.8 million at December 31, 2015. This increase is primarily the result of an increase in inventory and a decrease in accrued interest, partially offset by an increase in the revolving credit facility.

	June 30, 2016	December 31, 2015
Current Assets	$70,472	$63,952
Current Liabilities	24,080	21,137

Working Capital	$46,392	$42,815

Cash Flows From Operating Activities

The following table sets out the principal components of our cash flows from operating activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$3,033	$2,006
Adjustments to reconcile net income to net cash used in operating activities:
Loss on extinguishment of debt	2,824	-
Gain on sale of fixed assets	-	(1)
Depreciation expense	586	519
Amortization of deferred financing costs	719	724
Amortization of original issue discount	459	524
Interest incurred but not paid on PIK Toggle Notes	3,422	3,963
Interest incurred but not paid on 7% Senior Notes	329	426
Interest paid on PIK Toggle Notes	(9,893)	-
Deferred income taxes	50	(9)
Stock compensation expense	25	92
Restricted stock compensation expense	8	-
Member unit compensation expense	13	57
Changes in operating assets and liabilities:
Accounts receivable	(1,269)	(1,010)
Inventories	(7,417)	(3,962)
Other current assets	943	(4,815)
Other assets	(62)	(87)
Accounts payable	1,234	2,355
Accrued pension liabilities	131	82
Accrued postretirement liabilities	(59)	(63)
Accrued expenses and other	(4,188)	(2,256)
Net cash used in operating activities	$(9,112)	$(1,455)

For the six months ended June 30, 2016, net cash used in operating activities increased to $9.1 million from $1.5 million for the six months ended June 30, 2015, an increase of $7.6 million, principally due to interest paid on PIK Toggle Notes, partially offset by other cash operating results. We used cash proceeds from the IPO to repay $34 million in accreted value of the outstanding PIK Toggle Notes. A portion of the accreted value that was repaid ($9.9 million) was deemed to relate to pay in kind interest on the PIK Toggle Notes in prior interest periods that was added to the principal balance of the PIK Toggle Notes.

Cash Flows from Investing Activities

The following table sets out the principal components of our cash flows from investing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from investing activities:
Capital expenditures	$(859)	$(641)
Proceeds from sale of fixed assets	-	2
Note receivable	-	(430)
Net cash used in investing activities	$(859)	$(1,069)

For the six months ended June 30, 2016, net cash used in investing activities decreased to $0.9 million from $1.1 million for the six months ended June 30, 2015, a decrease of $0.2 million.

Cash Flows from Financing Activities

The following table sets out the principal components of our cash flows used in financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from financing activities:
Proceeds from revolving credit facility	$6,603	$213
Payment of financing costs	(200)	-
Payment of first lien term loan	(3,563)	-
Payment of second lien term loan	(20,000)	(825)
Payment of PIK Toggle Notes	(24,107)	-
Redemption of Intrepid options	(661)	-
Redemption of Intrepid warrants	(5,500)	-
Stock option exercised	8	-
Proceeds from issuance of stock	56,168	1
Net cash provided by (used in) financing activities	$8,748	$(611)

For the six months ended June 30, 2016, net cash provided by financing activities was $8.7 million compared with net cash used in financing activities of $0.6 million for the six months ended June 30, 2015, an increase of $9.3 million, principally due to proceeds from the revolving credit facility and from the issuance of stock, partially offset by payments on the first lien term loan, second lien term loan, PIK Toggle Notes and redemption of warrants.

Long-Term Debt

The Company’s long-term indebtedness currently consists of our Revolving Credit Facility (the “Revolving Credit Facility”), First Lien Credit Agreement (the “First Lien Credit Agreement”) and Second Lien Credit Facility (the “Second Lien Credit Agreement”). In connection with the IPO we repurchased and retired all of our outstanding PIK Toggle Notes and 7% Senior Notes for a combination of cash and shares of our common stock (see Note 3). As of June 30, 2016, we were in compliance with the financial and restrictive covenants in our existing debt instruments. The following table provides outstanding balances under our debt instruments as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Revolving Credit Facility	$6,621	$18
First Lien Term Loan	147,134	150,555
Second Lien Term Loan	59,005	78,882
PIK Toggle Notes	-	58,882
7% Senior Notes	-	10,360
	212,760	298,697
Less deferred financing charges	(5,054)	(6,257)
Less current maturities	(1,650)	(1,650)
	$206,056	$290,790

Revolving Credit Facility

The Revolving Credit Facility provides for aggregate commitments of up to $40 million, subject to a borrowing base, equal to the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent.

The interest rates per annum applicable to loans under the Revolving Credit Facility are, at the option of North Atlantic Trading Company, Inc. (“NATC”), the borrower under the facility, equal to the applicable Base Rate or LIBOR Rate plus the applicable Interest Margin, as defined below in the Revolving Credit Facility.

The Revolving Credit Facility matures in January 2019 and the balance outstanding at June 30, 2016 was $6.6 million. The weighted average interest rate on June 30, 2016 was 5.0%. As of June 30, 2016, we have the ability to borrow an additional $27.4 million.

The Company is subject to financial covenants under the Revolving Credit Facility and is required to maintain a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 for each applicable period. The Company is subject to similar negative and affirmative covenants, and events of default as the first lien and second lien term loans described below. As of June 30, 2016, we were in compliance with all such covenants.

First Lien Term Loan

On January 13, 2014, we entered into the First Lien Credit Agreement with Wells Fargo Securities, LLC and Jefferies Finance LLC, as Joint Lead Arrangers and Joint Bookrunners, and Wells Fargo Bank, National Association as Administrative Agent for a $170.0 million first lien term loan, which matures on January 13, 2020.

The borrowings under the First Lien Credit Agreement are secured by a first priority lien on substantially all of the assets of the borrower and the guarantors of this facility (which include all of our subsidiaries other than Turning Point Brands, LLC (“TPLLC”) and its subsidiary), including a pledge of the capital stock of NATC and its subsidiaries held by Holdings, NATC or any Guarantor (other than Holdings), other than certain excluded assets. The aggregate outstanding amounts under the first lien term loan are paid in consecutive quarterly installments on the last business day of each March, June, September and December.

The loans designated as LIBOR rate loans bear interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bear interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. We are required to make mandatory prepayments in certain circumstances including in connection with certain debt issuances by NATC or any of its subsidiaries or in connection with certain asset dispositions. We are permitted to voluntarily prepay the obligations at any time and from time to time without any penalty or premium. The First Lien Credit Agreement requires principal payments of $1.650 million in each of the years of 2016, 2017 and 2018, respectively, and $1.238 million in 2019. As of June 30, 2016, the weighted average interest rate on the first lien term loan was 7.78%.

The first lien term loan contains certain financial covenants that require NATC to maintain a consolidated fixed charge coverage ratio of not be less than 1.25 to 1.00 at the end of any fiscal quarter, and a consolidated total leverage ratio ranging from 6.25 to 1.00 from April 1, 2015 through September 30, 2016, decreasing to a ratio of 5.50 to 1.00 from October 1, 2018 to maturity.

The First Lien Credit Agreement contains negative covenants that, among other things, limit the incurrence of additional indebtedness, the distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, the incurrence of liens and encumbrances, capital expenditures, restricted payments, and other matters customarily restricted in such agreements. The First Lien Credit Agreement also contains customary affirmative covenants including, among others, the provision of financial statements, maintenance of property, licenses and insurance. The First Lien Credit Agreement also contains an affirmative covenant requiring us to maintain in effect the Bolloré distribution and license agreements. The First Lien Credit Agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, bankruptcy and insolvency, the occurrence of a change of control and judgment defaults. As of June 30, 2016, we were in compliance with all such covenants. If any events of default occur and are not cured within applicable grace periods or waived, the outstanding loans may be accelerated and the lenders’ commitments may be terminated. The occurrence of the bankruptcy and insolvency event of default will result in the automatic termination of commitments and acceleration of outstanding amounts under the First Lien Credit Agreement.

Second Lien Term Loan

On January 13, 2014, we entered into the Second Lien Credit Facility, with NATC as borrower, between the same parties as the First Lien Credit Agreement for an $80.0 million second lien term loan, which matures on July 13, 2020. The Second Lien Credit Facility is guaranteed by the same guarantors as the First Lien Term Agreement and is secured by a second priority lien over the same collateral.

In connection with the IPO, we prepaid $20 million of the borrowings outstanding under the facility in May 2016.

Under the Second Lien Credit Facility, the loans designated as LIBOR rate loans bear interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bear interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%. There is no maximum interest rate other than that permitted by applicable law. We are required to make mandatory prepayments in certain circumstances including in connection with certain debt issuances by NATC or any of its subsidiaries or in connection with certain asset dispositions. We are permitted to voluntarily prepay the obligations without any penalty or premium at any time after the third anniversary of the closing date. For the first three years following the closing date, we must pay a prepayment premium, beginning at 3.0% of the amount being prepaid, refinanced or assigned, which reduces to 2.0% following the first anniversary and to 1.0% following the second anniversary. As of June 30, 2016, the weighted average interest rate was 11.5%.

We are subject to substantially similar negative and affirmative covenants, and events of default as under the First Lien Credit Agreement. With respect to the financial covenants, we have the same fixed charge coverage ratio requirements, however, NATC is required to maintain a consolidated total leverage ratio under the Second Lien Credit Facility ranging from 6.50 to 1.00 from April 1, 2015 through September 30, 2016, reducing to a maximum ratio of 5.75 to 1.00 from October 1, 2018 to maturity. As of June 30, 2016, we were in compliance with all such covenants.

PIK Toggle Notes and Standard General Warrants

On January 13, 2014, TPB issued the PIK Toggle Notes to Standard General in an aggregate principal amount of $45.0 million and issued warrants, which were valued at $1.7 million, to purchase 42,424 of our common stock at $.01 per share, in connection therewith. After adjustment for the stock split effected prior to the IPO, the warrants provide for the purchase of 442,558 shares of the Company’s common stock. The PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million.

The PIK Toggle Notes accrued interest based on the LIBOR Rate then in effect (but not less than 1.25%) plus 13.75%, reset quarterly. We chose to pay interest in kind for all interest payments for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014.
In connection with the IPO, in May of 2016 we repurchased all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of our common stock (see Note 3).

As of June 30, 2016, 442,558 Standard General Warrants remained issued and outstanding.

7% Senior Notes

In January of 2014, TPB conducted a rights offering to certain of our stockholders that qualified as “accredited investors” under the Securities Act of 1933, as amended, pursuant to which TPB issued our 7% Senior Notes to various stockholders, including Standard General and members of management, for a principal amount of $11.0 million and issued the noteholders warrants to purchase 11,000,000 units of membership interests in Intrepid Brands (the “Intrepid Warrants”). The Intrepid Warrants represented 40% of the Intrepid Brands common units outstanding on a fully diluted basis, and are exercisable at a purchase price of $1.00 per unit. As a result of the issuance of the Intrepid Warrants, the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million.
In connection with the IPO, in May of 2016 we repurchased all of the outstanding 7% Senior Notes in exchange for shares of our common stock and all outstanding Intrepid Warrants for cash (see Note 3).

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

Off-balance Sheet Arrangements

As of June 30, 2016, NATC had no foreign exchange forward contracts.

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

Contractual Obligations

As of June 30, 2016, there had been no material changes outside the ordinary course to our contractual obligations from December 31, 2015 as reported in our Prospectus dated May 10, 2016 and filed with the SEC.

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

Foreign Currency Sensitivity

There have been no material changes in our exposure to market risk during the six months ended June 30, 2016. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our Prospectus dated May 10, 2016 related to the IPO.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Not applicable.

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

TURNING POINT BRANDS, INC.
By: /s/ Lawrence S. Wexler
Name: Lawrence S. Wexler
Title: Chief Executive Officer

/s/ Mark A. Stegeman
Name: Mark A. Stegeman
Title: Chief Financial and Accounting Officer

Dated: August 11, 2016

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.