Form 10-Q
period 2016-09-30
Turning Point Brands, Inc.
filed 2016-11-10
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☑

At November 9, 2016, there were 18,341,889 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data) (unaudited)

ASSETS	September 30, 2016	December 31, 2015
Current assets:
Cash	$4,410	$4,835
Accounts receivable, net of allowances of $29 in 2016 and $137 in 2015	3,394	3,940
Inventories	51,744	44,339
Other current assets	9,276	10,838
Total current assets	68,824	63,952
Property, plant and equipment, net	5,952	5,603
Deferred financing costs, net	157	208
Goodwill	128,697	128,697
Other intangible assets, net	8,553	8,553
Master Settlement Agreement - escrow deposits	31,924	31,842
Other assets	627	3,608
Total assets	$244,734	$242,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,556	$4,087
Accrued expenses	9,927	11,053
Accrued interest expense	359	4,329
First lien term loan	1,650	1,650
Revolving credit facility	-	18
Total current liabilities	15,492	21,137
Notes payable and long-term debt	199,488	290,772
Deferred income taxes	7,060	7,013
Postretirement benefits	4,577	4,666
Pension benefits	314	487
Total liabilities	226,931	324,075

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued shares -0-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued shares, 2016 18,342,312 and 2015 6,259,480	183	63
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued shares, 2016 0 and 2015 938,857	-	9
Additional paid-in capital	104,822	12,628
Accumulated other comprehensive loss	(3,143)	(3,512)
Accumulated deficit	(84,059)	(90,800)
Total stockholders' equity (deficit)	17,803	(81,612)
Total liabilities and stockholders' equity (deficit)	$244,734	$242,463

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Net sales	$50,959	$51,431
Cost of sales	26,341	26,070
Gross profit	24,618	25,361
Selling, general and administrative expenses	12,727	11,839
Operating income	11,891	13,522
Interest expense and financing costs	5,557	8,676
Investment income	(279)	-
Income before income taxes	6,613	4,846
Income tax expense (benefit)	(180)	76
Net income	$6,793	$4,770

Basic earnings per common share:
Net income	$0.38	$0.66
Diluted earnings per common share:
Net income	$0.34	$0.57
Weighted average common shares outstanding:
Basic - inclusive of voting and non-voting shares	18,094,592	7,197,928
Diluted - inclusive of voting and non-voting shares	19,729,219	8,335,308

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net sales	$152,406	$150,516
Cost of sales	78,267	77,889
Gross profit	74,139	72,627
Selling, general and administrative expenses	40,563	39,385
Operating income	33,576	33,242
Interest expense and financing costs	20,895	25,732
Investment income	(611)	-
Loss on extinguishment of debt	2,824	-
Income before income taxes	10,468	7,510
Income tax expense	642	734
Net income	$9,826	$6,776

Basic earnings per common share:
Net income	$0.64	$0.94
Diluted earnings per common share:
Net income	$0.58	$0.81
Weighted average common shares outstanding:
Basic - inclusive of voting and non-voting shares	15,396,155	7,197,928
Diluted - inclusive of voting and non-voting shares	16,968,613	8,354,314

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Net income	$6,793	$4,770

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	6	6
Amortization of unrealized losses recorded in selling, general and administrative expenses	117	125
	123	131
Comprehensive income	$6,916	$4,901

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net income	$9,826	$6,776

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	18	18
Amortization of unrealized losses recorded in selling, general and administrative expenses	351	376
	369	394
Comprehensive income	$10,195	$7,170

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$9,826	$6,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,824	-
Gain on sale of fixed assets	-	(1)
Depreciation expense	896	784
Amortization of deferred financing costs	1,070	1,086
Amortization of original issue discount	591	785
Interest incurred but not paid on PIK Toggle Notes	3,422	6,057
Interest incurred but not paid on 7% Senior Notes	329	426
Interest paid on PIK Toggle Notes	(9,893)	-
Deferred income taxes	47	(7)
Stock compensation expense	103	129
Restricted stock compensation expense	29	-
Member unit compensation expense	13	82
Changes in operating assets and liabilities:
Accounts receivable	546	(2,568)
Inventories	(7,405)	(241)
Other current assets	1,562	(2,052)
Other assets	(45)	(106)
Accounts payable	(531)	1,509
Accrued pension liabilities	196	123
Accrued postretirement liabilities	(89)	(94)
Accrued expenses and other	(3,967)	(63)
Net cash provided by (used in) operating activities	(476)	12,625

Cash flows from investing activities:
Capital expenditures	(1,245)	(1,100)
Proceeds from sale of fixed assets	-	2
Note receivable	-	(430)
Net cash used in investing activities	(1,245)	(1,528)

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

Cash flows from financing activities:
Payments for revolving credit facility, net	(18)	(3,184)
Payment of financing costs	(200)	-
Payment of first lien term loan	(3,976)	(6,237)
Payment of second lien term loan	(20,000)	-
Payment of PIK Toggle Notes	(24,107)	-
Prepaid equity issuance costs	-	(305)
Redemption of Intrepid options	(661)	-
Redemption of Intrepid warrants	(5,500)	-
Warrants exercised	4
Stock option exercised	8	-
Proceeds from issuance of stock	55,746	1
Net cash provided by (used in) financing activities	1,296	(9,725)

Net increase (decrease) in cash	(425)	1,372
Cash, beginning of period	4,835	8,467
Cash, end of period	$4,410	$9,839

Supplemental schedule of noncash financing activities:
Issuance of restricted stock	$279	$-
Conversion of PIK Toggle Notes to equity	$29,014	$-
Conversion of 7% Senior Notes to equity	$10,074	$-

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

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $1.7 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively. Shipping costs incurred were approximately $4.8 million and $5.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state.  The Company has chosen to open and fund an escrow account as its method of compliance.  It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset.  Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year.  In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of September 30, 2016 and December 31, 2015, NATC had on deposit approximately $31.9 million and $31.8 million, respectively, in escrow.

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

The following table represents the amount of deposits by sales year for the MSA escrow account and reflects the decline in annual deposits beginning in 2009, due to the significant increase in federal excise taxes, as described above:

	Deposits
Sales Year	September 30, 2016	December 31, 2015

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	198
2013	173	173
2014	142	142
2015	97	38
2016	22	-

Total	$31,924	$31,842

Food and Drug Administration (“FDA”):

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacture, sale and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers and e-liquids.

The FDA assesses tobacco product user fees on six classes of regulated tobacco products and computes user fees using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP”, also known as the “Tobacco Buyout”) assessment. First, the total annual congressionally established user fee assessment is allocated among the six classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

Prior to October 1, 2016, these FDA user fees applied only to those products then regulated by the FDA.  Effective October 1, 2016, the FDA began additionally applying FDA user fees to newly deemed tobacco products subject to FDA user fees as described above, i.e., cigars and pipe tobacco. The Company estimates the fee assessed to it for cigars and pipe tobacco will be approximately $0.3 million for the fourth quarter of 2016.

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

The Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in 2016. This ASU simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classifications on the statement of cash flows. This ASU results in excess tax benefits and deficiencies from share-based payment awards to be recognized as income tax expense or benefit in the statement of income. The adoption of this ASU had no effect on the Company’s balance sheet or statements of income for 2016.

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

Subsequent Events:

The Company’s management has evaluated events and transactions that occurred from October 1, 2016 through November 10, 2016, the date these unaudited condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements.

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

In June 2016, the Board of Directors of the Company approved the conversion of 938,857 shares of non-voting common stock to shares of voting common stock. The Company had the following voting shares of common stock at September 30, 2016:

Voting shares outstanding after transactions above	16,927,737
Non-voting shares converted to voting shares	938,857
Voting shares issued as restricted stock, net of forfeitures	26,508
Voting shares issued from exercise of stock options	6,652
Voting shares issued from exercise of warrants	442,558
Voting shares outstanding at September 30, 2016	18,342,312

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

As of September 30, 2016, the fair value of NATC’s First Lien Term Loan and NATC’s Second Lien Term Loan approximate their face amounts of $147.7 million and $60.0 million, respectively. At December 31, 2015, the fair value of NATC’s First Lien Term Loan and NATC’s Second Lien Term Loan approximate their face amounts of $151.7 million and $80.0 million, respectively.

Foreign Exchange: As of September 30, 2016, the Company had no open foreign exchange forward contracts.  As of December 31, 2015, the Company had seven outstanding foreign exchange forward contracts for the purchase of 5.1 million Euros.  The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant asset as of December 31, 2015.

Note 5. Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on the last-in, first-out (“LIFO”) method for approximately 55% of the inventories.  Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The components of inventories are as follows:

	September 30, 2016	December 31, 2015
Raw materials and work in process	$2,604	$1,940
Leaf tobacco	24,821	20,839
Finished goods - smokeless products	4,456	3,615
Finished goods - smoking products	15,278	14,077
Finished goods - electronic / vaporizer products	7,046	5,939
Other	1,343	1,237
	55,548	47,647
LIFO reserve	(3,804)	(3,308)
	$51,744	$44,339

The Company recorded inventory valuation allowances of $0.7 million as of September 30, 2016 and $0.3 million as of December 31, 2015.

Note 6. Property, Plant and Equipment:

Property, plant and equipment at September 30, 2016 and December 31, 2015 consists of:

	September 30, 2016	December 31, 2015
Leasehold improvements	$2,215	$2,196
Machinery and equipment	10,128	8,997
Furniture and fixtures	3,215	3,121
	15,558	14,314
Accumulated depreciation	(9,606)	(8,711)
	$5,952	$5,603

Note 7. Accrued Expenses:

Accrued expenses at September 30, 2016 and December 31, 2015 consist of:

	September 30, 2016	December 31, 2015
Accrued payroll and related items	$2,922	$3,659
Customer returns and allowances	2,346	2,015
Other	4,659	5,379
	$9,927	$11,053

Note 8. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consists of the following in order of preference:

	September 30, 2016	December 31, 2015
First Lien Term Loan	$146,792	$150,555
Second Lien Term Loan	59,067	78,882
PIK Toggle Notes	-	58,882
7% Senior Notes	-	10,360
	205,859	298,679
Less deferred finance charges	(4,721)	(6,257)
Less current maturities	(1,650)	(1,650)
Total Notes Payable and Long-Term Debt	$199,488	$290,772

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

First Lien Credit Agreement

All of NATC’s subsidiaries, as well as the Company and NATC Holding, are guarantors under the First Lien Credit Agreement.  TPLLC and its subsidiary are not guarantors of the First Lien Credit Agreement. The First Lien Credit Agreement is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR rate loans bear interest at LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bear interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The weighted average interest rate at September 30, 2016 was 9.0%. The First Lien Credit Agreement matures in January 2020.

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

Under the Second Lien Credit Agreement the loans designated as LIBOR rate loans bear interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bear interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The weighted average interest rate at September 30, 2016 was 11.5%. The Second Lien Credit Agreement matures in July 2020. In connection with the Company’s IPO in May of 2016, the Company prepaid $20 million of the borrowings under the Second Lien Credit Agreement (see Note 3).

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

The Revolving Credit Facility matures in January 2019 and there was no outstanding balance at September 30, 2016.

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

The following consolidating financial information presents consolidating financial data for the Issuer/Restricted, Non-Restricted and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Turning Point Brands, Inc.
Consolidating Balance Sheet
September 30, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Eliminations	Consolidated

	ASSETS
Current assets:
Cash	$3,766	$644	$-	$4,410
Accounts receivable	3,184	210	-	3,394
Inventories	44,391	7,353	-	51,744
Other current assets	6,815	2,461	-	9,276
Total current assets	58,156	10,668	-	68,824

Property, plant and equipment, net	5,867	85	-	5,952
Deferred income taxes	3,999	-	(3,999)	-
Deferred financing costs, net	157	-	-	157
Goodwill	128,697	-	-	128,697
Investment in subsidiaries	44,674	-	(44,674)	-
Note receivable	500	-	(500)	-
Other intangible assets, net	8,553	-	-	8,553
Master Settlement Agreement - escrow deposits	31,924	-	-	31,924
Other assets	234	393	-	627
Total assets	$282,761	$11,146	$(49,173)	$244,734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,222	$334	$-	$3,556
Accrued expenses	9,079	848	-	9,927
Accrued interest expense	359	-	-	359
First lien term loan	1,650	-	-	1,650
Note payable	-	500	(500)	-
Total current liabilities	14,310	1,682	(500)	15,492

Notes payable and long-term debt	199,488	-	-	199,488
Deferred income taxes	11,059	-	(3,999)	7,060
Postretirement benefits	4,577	-	-	4,577
Pension benefits	314	-	-	314
Total Liabilities	229,748	1,682	(4,499)	226,931

Stockholders' equity (deficit):
Common stock, voting	183	-	-	183
Additional paid-in capital	168,917	10,900	(74,995)	104,822
Advance to TPB	2,324	(2,324)	-	-
Accumulated other comprehensive loss	(3,143)	-	-	(3,143)
Retained earnings (accumulated deficit)	(115,268)	888	30,321	(84,059)
Total stockholders' equity (deficit)	53,013	9,464	(44,674)	17,803
Total liabilities and stockholders' equity (deficit)	$282,761	$11,146	$(49,173)	$244,734

Turning Point Brands, Inc.
Consolidating Statement of Operations
for the three months ended September 30, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$47,669	$3,290	$50,959
Cost of sales	23,862	2,479	26,341
Gross profit	23,807	811	24,618
Selling, general and administrative expenses	11,686	1,041	12,727
Operating income (loss)	12,121	(230)	11,891
Interest expense and financing costs	5,524	33	5,557
Investment income	(279)	-	(279)
Income before income taxes	6,876	(263)	6,613
Income tax benefit	(180)	-	(180)
Net income (loss)	$7,056	$(263)	$6,793

Turning Point Brands, Inc.
Consolidating Statement of Operations
for the nine months ended September 30, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$142,373	$10,033	$152,406
Cost of sales	70,485	7,782	78,267
Gross profit	71,888	2,251	74,139
Selling, general and administrative expenses	37,554	3,009	40,563
Operating income (loss)	34,334	(758)	33,576
Interest expense and financing costs	20,845	50	20,895
Investment income	(611)	-	(611)
Loss on extinguishment of debt	2,824	-	2,824
Income (loss) before income taxes	11,276	(808)	10,468
Income tax expense	642	-	642
Net income (loss)	$10,634	$(808)	$9,826

Turning Point Brands, Inc.
Consolidating Statement of Cash Flows
for the nine months ended September 30, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,634	$(808)	$9,826
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,824	-	2,824
Depreciation expense	896	-	896
Amortization of deferred financing costs	1,070	-	1,070
Amortization of original issue discount	591	-	591
Interest incurred but not paid on PIK toggle notes	3,422	-	3,422
Interest incurred but not paid on 7% senior notes	329	-	329
Interest paid on PIK toggle notes	(9,893)	-	(9,893)
Deferred income taxes	47	-	47
Stock compensation expense	103	-	103
Restricted stock compensation expense	29	-	29
Member unit compensation expense	-	13	13
Changes in operating assets and liabilities:
Accounts receivable	644	(98)	546
Inventories	(6,326)	(1,079)	(7,405)
Other current assets	(1,225)	2,787	1,562
Other assets	(82)	37	(45)
Accounts payable	(816)	285	(531)
Accrued pension liabilities	196	-	196
Accrued postretirement liabilities	(89)	-	(89)
Accrued expenses and other	(3,719)	(248)	(3,967)
Net cash provided by (used in) operating activities	(1,365)	889	(476)

Cash flows from investing activities:
Capital expenditures	(1,160)	(85)	(1,245)
Note receivable	(500)	500	-
Net cash used in investing activities	(1,660)	415	(1,245)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	(18)	-	(18)
Proceeds from (payment to) parent, net	1,567	(1,567)	-
Payment of financing costs	(200)	-	(200)
Payment for first lien term loan	(3,976)	-	(3,976)
Payment for second lien term loan	(20,000)	-	(20,000)
Payment of PIK toggle notes	(24,107)	-	(24,107)
Redemption of Intrepid options	-	(661)	(661)
Redemption of Intrepid warrants	(5,500)	-	(5,500)
Warrants exercised	4	-	4
Stock options exercised	8	-	8
Proceeds from issuance of stock	55,746	-	55,746
Net cash provided by financing activities	3,524	(2,228)	1,296

Net increase (decrease) in cash	499	(924)	(425)
Cash, beginning of period	3,267	1,568	4,835
Cash, end of period	$3,766	$644	$4,410

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

Turning Point Brands, Inc.
Consolidating Statement of Operations
for the three months ended September 30, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$47,883	$3,548	$51,431
Cost of sales	23,497	2,573	26,070
Gross profit	24,386	975	25,361
Selling, general and administrative expenses	10,665	1,174	11,839
Operating income (loss)	13,721	(199)	13,522
Interest expense and financing costs	8,627	49	8,676
Income (loss) before income taxes	5,094	(248)	4,846
Income tax expense	76	-	76
Net income (loss)	$5,018	$(248)	$4,770

Turning Point Brands, Inc.
Consolidating Statement of Operations
for the nine months ended September 30, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$136,776	$13,740	$150,516
Cost of sales	68,284	9,605	77,889
Gross profit	68,492	4,135	72,627
Selling, general and administrative expenses	34,746	4,639	39,385
Operating income (loss)	33,746	(504)	33,242
Interest expense and financing costs	25,627	105	25,732
Income (loss) before income taxes	8,119	(609)	7,510
Income tax expense	734	-	734
Net income (loss)	$7,385	$(609)	$6,776

Turning Point Brands, Inc.
Consolidating Statement of Cash Flows
for the nine months ended September 30, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from operating activities:
Net income (loss)	$7,385	$(609)	$6,776
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of fixed assets	(1)	-	(1)
Depreciation expense	784	-	784
Amortization of deferred financing costs	1,086	-	1,086
Amortization of original issue discount	785	-	785
Interest incurred but not paid on PIK toggle note	6,057	-	6,057
Interest incurred but not paid on 7% senior notes	426	-	426
Deferred income taxes	(7)	-	(7)
Stock compensation expense	129	-	129
Member unit compensation expense	-	82	82
Changes in operating assets and liabilities:
Accounts receivable	(2,181)	(387)	(2,568)
Inventories	(4,132)	3,891	(241)
Other current assets	149	(2,201)	(2,052)
Other assets	(106)	-	(106)
Accounts payable	2,442	(933)	1,509
Accrued pension liabilities	123	-	123
Accrued postretirement liabilities	(94)	-	(94)
Accrued expenses and other	820	(883)	(63)
Net cash provided by (used in) operating activities	13,665	(1,040)	12,625

Cash flows from investing activities:
Capital expenditures	(1,100)	-	(1,100)
Proceeds from sale of fixed assets	2	-	2
Note receivable	-	(430)	(430)
Net cash used in investing activities	(1,098)	(430)	(1,528)

Cash flows from financing activities:
Proceeds from (payments for) revolving credit facility, net	(3,184)	-	(3,184)
Proceeds from (payments for) note receivable	(1,600)	1,600	-
Proceeds from issuance of stock	1	-	1
Payments for first lien term loan	(6,237)	-	(6,237)
Prepaid equity issuance costs	(305)	-	(305)
Net cash provided by (used in) financing activities	(11,325)	1,600	(9,725)

Net increase in cash	1,242	130	1,372
Cash, beginning of period	8,015	452	8,467
Cash, end of period	$9,257	$582	$9,839

Note 9. Income Taxes:

The Company has determined, that at September 30, 2016, its ability to realize future benefits of certain net deferred tax assets does not meet the “more likely than not” criteria in ASC 740, Income Taxes; therefore, a valuation allowance has been recorded. The Company’s income tax expense for the nine months ended September 30, 2016 and 2015 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards that were utilized and were partially offset by certain minimum state income taxes.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2013.

Note 10. Pension and Postretirement Benefit Plans:

The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits		Postretirement Benefits
For the three months ended September 30	2016	2015	2016	2015

Service cost	$26	$31	$-	$-
Interest cost	174	174	52	53
Expected return on plan assets	(258)	(296)	-	-
Amortization of gains and losses	123	131	-	-
Net periodic benefit cost	$65	$40	$52	$53

	Pension Benefits		Postretirement Benefits
For the nine months ended September 30	2016	2015	2016	2015

Service cost	$78	$93	$-	$-
Interest cost	524	522	157	157
Expected return on plan assets	(775)	(887)	-	-
Amortization of gains and losses	369	394	-	-
Net periodic benefit cost	$196	$122	$157	$157

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

NATC expects to contribute approximately $0.3 million to its postretirement plan in 2016 for the payment of benefits. Plan contributions and benefits have amounted to $247 and $250 for the nine months ended September 30, 2016 and 2015, respectively. NATC expects to make no contributions to the pension plan in the year ending December 31, 2016.

Note 11. Share Incentive Plans:

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2015 Plan may be granted to employees, non-employee directors and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and non-employee directors as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the criteria for the vesting period, with such criteria to be specified in the award agreement. As of September 30, 2016, 26,508 shares of restricted stock and 53,996 options have been granted to employees of NATC under the 2015 Plan. There are 1,319,496 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2014	1,692,051	$2.17	$1.19

Exercised	(1,043)	1.06	0.54
Forfeited	(23,337)	1.06	0.54

Outstanding, December 31, 2015	1,667,671	2.19	1.20

Granted	53,996	9.26	2.37
Exercised	(6,652)	1.22	0.64
Forfeited	(7,246)	3.83	2.17

Outstanding, September 30, 2016	1,707,769	$2.41	$1.24

Under the 2006 Plan, the total intrinsic value of options exercised during the three months ended September 30, 2016 and 2015 was $0. The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $9 and $7, respectively.

At September 30, 2016, under the 2006 Plan, the outstanding stock options’ exercise price for 980,096 options is $1.06 per share all of which are exercisable. The outstanding stock options’ exercise price for 673,677 options is $3.83 per share all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 1.2 years for the options with the $1.06 exercise price, and 6.0 years for the options with the $3.83 exercise price. The Company estimates that the expected life of all stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $1.06; risk free interest rate of 4.366%; a volatility of 30%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $3.83; risk-free interest rate of 3.57%; a volatility of 40%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At September 30, 2016, under the 2015 Plan, the outstanding stock options’ exercise price for 53,996 options is $9.26 per share of which 26,998 are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 9.8 years. The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represent the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable. Based on these assumptions we are using, a current share and exercise price of $9.26, risk free interest rate of 1.159%, expected volatility of 25.4%, expected life of options of 5.375 years and no assumed dividend yield, the fair value of these options determined using the Black-Scholes option pricing model is approximately $2.37 per share option granted.

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense of approximately $99 and $37 in the consolidated statements of income for the three months ended September 30, 2016 and 2015, respectively and approximately $132 and $129 for the nine months ended September 30, 2016 and 2015, respectively.

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

Note 14. Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended
	September 30, 2016			September 30, 2015

	Income	Shares	Per Share	Income	Shares	Per Share
Net income (loss)	$6,793			$4,770

Basic EPS:
Weighted average		18,094,592	$0.38		7,197,928	$0.66

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		1,634,627			1,137,380
		19,729,219	$0.34		8,335,308	$0.57

	Nine Months Ended
	September 30, 2016			September 30, 2015

	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$9,826			$6,776

Basic EPS:
Weighted average		15,396,155	$0.64		7,197,928	$0.94

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		1,572,458			1,156,386
		16,968,613	$0.58		8,354,314	$0.81

Due to the IPO in May 2016, the Company’s weighted average shares and basic and diluted earnings per share are significantly different as of September 30, 2016 when compared to prior periods. See Note 3, for a description of the IPO and shares issued in connection herewith.

Note 15. Parent-Only Financial Information:

The Company is a holding company with independent operations including cash and its investments in its subsidiaries.

All of NATC’s subsidiaries are wholly-owned and guarantee the First Lien Term Loan and the Second Lien Term Loan of NATC on a full, unconditional, and joint and several basis. Within the First Lien Term Loan and the Second Lien Term Loan there are no significant restrictions on the ability of NATC to obtain funds from its subsidiaries by dividend or loan, but NATC is subject to significant restrictions on its ability to pay dividends or make other payments to the Company. NATC and its subsidiaries are generally unable to pay dividends and make other restricted payments to the Company, except in limited circumstances, including (i) to pay certain costs in the ordinary course of business, (ii) to redeem, retire or otherwise acquire certain of our outstanding equity interest and (iii) to pay certain tax obligations. As a result of such restrictions on the Company’s subsidiaries’ ability to make distributions to the Company, $233,588 of its consolidated total assets are currently restricted assets of its consolidated subsidiaries, which may not be transferred to the Company in the form of loans, advances or cash dividends without the consent of a third party. The Company has disclosed the amount of restricted total assets rather than restricted net assets due to the negative net assets of the Company and its restricted subsidiaries.

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

The tables below present financial information about reported segments for the three and nine months ended September 30, 2016 and 2015:

For the three months ended	September 30, 2016	September 30, 2015

Net Sales
Smokeless Products	$18,909	$18,679
Smoking Products	28,760	29,204
NewGen Products	3,290	3,548
	$50,959	$51,431

Operating Income
Smokeless Products	$4,695	$4,967
Smoking Products	7,645	8,921
NewGen Products	(230)	(199)
Other (1)	(1)	-
	$12,109	$13,689
Less Eliminations (2)	(218)	(167)
	$11,891	$13,522

Interest expense and financing costs	(5,557)	(8,676)
Investment income	279	-

Income before income taxes	$6,613	$4,846

Assets
Smokeless Products	$82,819	$86,232
Smoking Products	539,834	510,138
NewGen Products	11,146	15,090
Other (1)	32,422	32,430
	666,221	643,890
Less Eliminations (2)	(421,487)	(386,881)
	$244,734	$257,009

(1)
“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

For the nine months ended	September 30, 2016	September 30, 2015

Net Sales
Smokeless Products	$58,939	$54,873
Smoking Products	83,434	81,903
NewGen Products	10,033	13,740
	$152,406	$150,516

Operating Income
Smokeless Products	$13,097	$13,189
Smoking Products	22,391	21,554
NewGen Products	(758)	(504)
Other (1)	(179)	(152)
	$34,551	$34,087
Less Eliminations (2)	(975)	(845)
	$33,576	$33,242

Interest expense and financing costs	(20,895)	(25,732)
Investment income	611	-
Loss on extinguishment of debt	(2,824)	-

Income before income taxes	$10,468	$7,510

Assets
Smokeless Products	$82,819	$86,232
Smoking Products	539,834	510,138
NewGen Products	11,146	15,090
Other (1)	32,422	32,430
	666,221	643,890
Less Eliminations (2)	(421,487)	(386,881)
	$244,734	$257,009

(1)
“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

Net Sales - Domestic and Foreign
(in thousands)

The tables below present financial information about our domestic and foreign net sales for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
Domestic	$48,469	$48,007
Foreign	2,490	3,424
Net Sales	$50,959	$51,431

	Nine Months Ended
	September 30, 2016	September 30, 2015
Domestic	$144,568	$143,053
Foreign	7,838	7,463
Net Sales	$152,406	$150,516

Cautionary Note Regarding Forward-Looking Statements

This document includes, and other information we make public from time to time may include, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in “Risk Factors” included in our Prospectus dated May 10, 2016 and other reports filed with the Securities and Exchange Commission from time to time, as well as:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;

•	our dependence on a small number of third-party suppliers and producers;

•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;

•	failure to maintain consumer brand recognition and loyalty of our customers;

•	substantial and increasing U.S. regulation;

•	regulation of our products by the FDA, which has broad regulatory powers;

•	uncertainty related to the regulation and taxation of our NewGen products;

•	possible significant increases in federal, state and local municipal tobacco-related taxes;

•	possible increasing international control and regulation;

•	our reliance on relationships with several large retailers and national chains for distribution of our products;

•	intense competition and our ability to compete effectively;

•	significant potential product liability litigation;

•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;

•	our amount of indebtedness;

•	the terms of our credit facilities may restrict our current and future operations;

•	competition from illicit sources;

•	our reliance on information technology;

•	security and privacy breaches;

•	contamination of our tobacco supply or products;

•	infringement on our intellectual property;

•	third-party claims that we infringe on their intellectual property;

•	concentration of business with large customers;

•	failure to manage our growth;

•	fluctuations in our month-to-month results;

•	exchange rate fluctuations;

•	adverse U.S. and global economic conditions;

•	failure to comply with certain regulations; and

•	departure of key management personnel or our inability to attract and retain talent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion relates to the interim unaudited financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc. and our consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc. without any of its subsidiaries. Dollars are in thousands, except were designated and per share data.  We were incorporated in 2004 under the name North Atlantic Holding Company, Inc. On November 4, 2015, we changed our name to Turning Point Brands, Inc. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum, including moist snuff, loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps and cigar smoking tobacco, cigars, liquid vapor products and tobacco vaporizer products. We do not sell cigarettes. We estimate that the OTP industry generated approximately $10.0 billion in manufacturer revenue in 2014. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal. For instance, according to Management Science Associates Incorporated (“MSAi”)1, OTP consumer units shipped to retail increased by approximately 2% from 2013 to 2014 and approximately 3% from 2014 to 2015.

The Company’s reportable segments are (1) smokeless products, which include chewing tobacco and moist snuff tobacco, (2) smoking products, which principally include cigarette papers, MYO cigar wraps and cigars, and (3) NewGen products, which include liquid vapor products, tobacco vaporizer products and non-nicotine/non-tobacco products.

Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, Havana Blossom®, Durango®, Our Pride® and our newest brand, Primal®.

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

Initial Public Offering (“IPO”)

On May 10, 2016, we priced the initial public offering (the “IPO”) of our voting common stock.  In the IPO, we sold 6,210,000 shares of our voting common stock (including 810,000 shares pursuant to the underwriters’ option to purchase additional shares to cover over-allotments (the “Over-allotment Option”)) at a price per share of $10.00. The IPO closed on May 13, 2016 and the sale of shares pursuant to the exercise of the Over-Allotment Option closed on May 19, 2016.

1 Management Science Associates, Inc. (“MSAi”) administers a proprietary information system that captures sales from approximately 1,000 wholesalers to over 250,000 U.S. retailers. MST excludes pouch products.

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

As noted above, in connection with the IPO and related transactions we were able to significantly reduce our leverage.  The following table provides outstanding balances under our debt facilities and instruments as of September 30, 2016 (in millions):

September 30, 2016

Cash	$4.4

Total Debt	201.1

Net Debt	$196.7

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

The tables below present financial information for reported segments for the three and nine months ended September 30, 2016 and 2015:

For the three months ended	September 30, 2016	September 30, 2015

Net Sales
Smokeless Products	$18,909	$18,679
Smoking Products	28,760	29,204
NewGen Products	3,290	3,548
	$50,959	$51,431

Operating Income
Smokeless Products	$4,695	$4,967
Smoking Products	7,645	8,921
NewGen Products	(230)	(199)
Other (1)	(1)	-
	$12,109	$13,689
Less Eliminations (2)	(218)	(167)
	$11,891	$13,522

Interest expense and financing costs	(5,557)	(8,676)
Investment income	279	-

Income before income taxes	$6,613	$4,846

Assets
Smokeless Products	$82,819	$86,232
Smoking Products	539,834	510,138
NewGen Products	11,146	15,090
Other (1)	32,422	32,430
	666,221	643,890
Less Eliminations (2)	(421,487)	(386,881)
	$244,734	$257,009

(1)
“Other” includes our assets that are not assigned to our three reportable segments, such as intercompany transfers and investments in subsidiaries. All goodwill has been allocated to our reportable segments.

(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

For the nine months ended	September 30, 2016	September 30, 2015

Net Sales
Smokeless Products	$58,939	$54,873
Smoking Products	83,434	81,903
NewGen Products	10,033	13,740
	$152,406	$150,516

Operating Income
Smokeless Products	$13,097	$13,189
Smoking Products	22,391	21,554
NewGen Products	(758)	(504)
Other (1)	(179)	(152)
	$34,551	$34,087
Less Eliminations (2)	(975)	(845)
	$33,576	$33,242

Interest expense and financing costs	(20,895)	(25,732)
Investment income	611	-
Loss on extinguishment of debt	(2,824)	-

Income before income taxes	$10,468	$7,510

Assets
Smokeless Products	$82,819	$86,232
Smoking Products	539,834	510,138
NewGen Products	11,146	15,090
Other (1)	32,422	32,430
	666,221	643,890
Less Eliminations (2)	(421,487)	(386,881)
	$244,734	$257,009

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

The Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in 2016. This ASU simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classifications on the statement of cash flows. This ASU results in excess tax benefits and deficiencies from share-based payment awards to be recognized as income tax expense or benefit in the statement of income. The adoption of this ASU had no effect on the Company’s balance sheet or statements of income for 2016.

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

Results of Operations

Summary

The table and discussion set forth below relate to our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
Net sales	$50,959	$51,431
Cost of sales	26,341	26,070
Gross profit	24,618	25,361
Selling, general and administrative expenses	12,727	11,839
Operating income	11,891	13,522
Interest expense and financing costs	5,557	8,676
Investment income	(279)	-
Income before income taxes	6,613	4,846
Income tax expense (benefit)	(180)	76
Net income	$6,793	$4,770

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net sales	$152,406	$150,516
Cost of sales	78,267	77,889
Gross profit	74,139	72,627
Selling, general and administrative expenses	40,563	39,385
Operating income	33,576	33,242
Interest expense and financing costs	20,895	25,732
Investment income	(611)	-
Loss on extinguishment of debt	2,824	-
Income before income taxes	10,468	7,510
Income tax expense	642	734
Net income	$9,826	$6,776

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

Investment Income. Investment income is a result of income related to our Master Settlement Agreement (“MSA”) accounts.

Loss on Extinguishment of Debt. Loss on extinguishment of debt is related to the payoff and conversion of our PIK Toggle Notes.

Income Tax Expense. Income tax expense includes federal and state income taxes on our net income (loss).

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Net Sales. Company net sales for the three months ended September 30, 2016 were $51.0 million, a decrease of $0.5 million or 0.9% from the corresponding period of the prior year. This decrease was the result of decreases in the Smoking Products and NewGen Products segments, partially offset by an increase in net sales in the Smokeless Products segment.

Net sales for the Smokeless Products segment for the current period increased $0.2 million or 1.2% to $18.9 million compared to the corresponding period of the prior year. Revenue growth was driven by the ongoing roll-out of Stoker moist snuff tobacco (“MST”) 1.2oz. cans, pricing in both chewing tobacco and MST and continued modest, progress in international sales of MST. As a result of the successful promotions at an industry trade show at the close of the second quarter 2016, Smokeless product sales in the three months ended September 30, 2016 were lower by approximately $1.3 million as sales shifted into the second quarter from the third quarter.  The prior year’s Smokeless revenue included the initial introductory volumes of Stoker’s MST cans.  For the three months ended September 30, 2016, volume decreased 8.7% principally due to the aforementioned second quarter trade show and the comparison to the year ago introductory pipeline volumes for Stoker’s MST cans and one less shipping day.  Price/mix increased 9.9%.

Year over year industry volumes for chewing tobacco declined by approximately 5% in the quarter while MST year over year industry volumes grew 1%, according to MSAi. The Company grew its MSAi share in both chewing tobacco and MST.  Shipments of Stoker’s MST cans to retail grew at high single-digit rates, according to MSAi.

Net sales for the Smoking Products segment decreased $0.4 million or 1.5% to $28.8 million compared to the corresponding period of the prior year. For the three months ended September 30, 2016, continued growth in our Zig-Zag MYO cigar wraps was offset by the timing of Canadian cigarette paper orders, timing of U.S. cigarette paper promotional orders and by continued, albeit moderating, declines in cigar sales.  Modest progress on Zig-Zag cigar shipments to Canada continued. For the three months ended September 30, 2016, volume decreased 3.9% due to the aforementioned timing in cigarette paper orders, declines in cigar volumes and one less shipping day.  Price/mix increased 2.3%.

Industry volumes for cigarette papers decreased by low-single digits and MYO cigar wraps increased by double digits, according to MSAi.  The Company grew share in cigar wraps on the continuing rollout of the new Zig-Zag cigarillo sized wraps and in cigarette papers, according to MSAi.

Net sales of the NewGen Products segment decreased $0.3 million or 7.3% to $3.3 million in comparison to the corresponding period of the prior year due both to competitor introductions of new products and to the continuing movement of industry vapor volumes away from traditional retail, where we are positioned with our sales efforts, to vape and accessory shops, where the company is building its sales infrastructure. For the quarter, NewGen volume increased 1.2% driven by the Primal Herbal products roll-out. Price/mix accounted for a decrease of 8.5%.

From a retail distribution perspective, the number of traditional outlets carrying e-liquid and vaporizers declined sharply, as noted by MSAi, demonstrating the shift out of traditional retail to alternative channels.

Cost of Sales. For the three months ended September 30, 2016, cost of sales increased to $26.3 million from $26.1 million for the three months ended September 30, 2015, an increase of $0.3 million, or 1.0%, principally due to an increase in net sales in the smokeless product segment and product mix.

For the three months ended September 30, 2016, cost of sales in the Smokeless Products segment increased to $9.5 million from $9.3 million for the three months ended September 30, 2015, an increase of $0.3 million, or 2.8%, principally due to an increase in net sales of products with a higher manufacturing cost.

For the three months ended September 30, 2016, cost of sales in the Smoking Products segment increased to $14.3 million from $14.2 million for the three months ended September 30, 2015, an increase of $0.1 million, or 0.7%, principally due to an increase in sales volume of cigar wraps, which have higher manufacturing costs than other products in the segment.

For the three months ended September 30, 2016, cost of sales in the NewGen products segment decreased to $2.5 million from $2.6 million for the three months ended September 30, 2015, a decrease of $0.1 million, or 3.7%, principally due to a reduction in sales volume of vaporizers and e-cigarettes.

Gross Profit. Gross profit for the three months ended September 30, 2016 decreased to $24.6 million from $25.4 million compared to the corresponding period of the prior year. Gross margin decreased from 49.3% in the corresponding period of the prior year to 48.3% in the three months ended September 30, 2016.

Gross profit of the Smokeless Products segment was flat at $9.4 million compared to the corresponding period of the prior year due to the aforementioned late second quarter trade show and the year ago introductory pipeline volumes on Stoker MST cans. Gross margin for this segment decreased to 49.7% of net sales for the current period from 50.5% in the corresponding period of the prior year due primarily to significant consumer trial incentives associated with the MST expansion and the continuing mix shift to MST products from chewing tobacco.

Gross profit of the Smoking Products segment decreased $0.5 million or 3.7% to $14.4 million compared to the corresponding period of the prior year due to timing of the aforementioned cigarette paper shipments and decreased cigar volumes. Gross margin of the Smoking Products segment decreased to 50.1% of net sales for the current period in comparison to 51.2% for the corresponding period in 2015, principally as the result of promotional incentives on the Zig-Zag cigarillo size wraps roll-out.

Gross profit in the NewGen segment decreased $0.2 million or 16.8% to $0.8 million compared to the corresponding period of the prior year. Gross margin of the NewGen segment decreased to 24.7% of net sales for the current period in comparison to 27.5% for the corresponding period of the prior year as margins were negatively impacted by higher than normal returned goods associated with the traditional retail trade adjusting their inventory levels to meet reduced consumer demand in those channels.  Trade return rates moderated in both May and June, and through the third quarter have remained steady but elevated relative to historical experience.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2016 were $12.7 million compared to $11.8 million for the corresponding period of the prior year, up 7.5% from the three months ended September 30, 2015. For the three months ended September 30, 2016, expense for non-recurring strategic initiatives increased $0.4 million compared to the corresponding period of the prior year. Selling, general and administrative launch costs were $0.9 million for the three months ended September 30, 2016 compared to $0.5 million in the corresponding period of the prior year. The third quarter of 2016 included $0.2 of recurring public company costs. We continue to invest and strengthen both our sales and regulatory infrastructures to facilitate future growth.

Interest Expense and Financing Costs. Interest expense and financing costs for the three months ended September 30, 2016 were $5.6 million compared to $8.7 million for the corresponding period of the prior year. The decrease in interest expense for 2016 is due to a reduction in outstanding indebtedness.

Investment Income. Investment income for the three months ended September 30, 2016 was $0.3 million. The Company made a change in the investment strategy relating to the MSA account during the second quarter of 2016.

Income Tax Expense (Benefit).  The Company’s income tax expense (benefit) for the three months ended September 30, 2016 and 2015 does not bear the normal relationship to income before income taxes due to net operating loss carryforwards that were utilized.

Net Income. Due to the factors described above, net income for the three months ended September 30, 2016 was $6.8 million compared with $4.8 million for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Net Sales. Company net sales for the nine months ended September 30, 2016 were $152.4 million, an increase of $1.9 million or 1.3% from the corresponding period of the prior year. This increase was the result of increases in the Smokeless and Smoking Products segments, partially offset by a decrease in net sales in the NewGen Products segment.

Net sales for the Smokeless Products segment for the current period increased $4.1 million or 7.4% to $58.9 million from the corresponding period of the prior year. Revenue growth was driven by the ongoing roll-out of MST 1.2oz. cans and by pricing in both chewing tobacco and MST. For the nine months ended September 30, 2016, volume increased 1.0% and price/mix accounted for the remainder or 6.4%.

Net sales for the Smoking Products segment increased $1.5 million or 1.9% to $83.4 million compared to the corresponding period of the prior year. Continued growth in our MYO cigar wraps and the roll-out of Zig-Zag cigarillo size wraps contributed to the increase, which was somewhat offset by declining cigar volumes. For the nine months ended September 30, 2016, volume decreased 1.2% and price/mix increased 3.0%.

Net sales of the NewGen Products segment decreased $3.7 million or 27.0% to $10.0 million in comparison to the corresponding period of the prior year due both to competitive introductions of new products and to the continuing movement of industry vapor volumes away from traditional retail, where we are positioned with our sales efforts, to vape and accessory shops, where the company is building its sales infrastructure.  For the nine months ended September 30, 2016, volume decreased 19.1% and price/mix decreased 7.9%.

Cost of Sales. For the nine months ended September 30, 2016, cost of sales increased to $78.3 million from $77.9 million for the nine months ended September 30, 2015, an increase of $0.4 million, or 0.5%, principally due to an increase in cost of sales in the Smokeless Products segment, partially offset by decreases in cost of sales in the Smoking Products and NewGen Products segments.

For the nine months ended September 30, 2016, cost of sales in the Smokeless Products segment increased to $29.4 million from $27.0 million for the nine months ended September 30, 2015, an increase of $2.4 million, or 8.9%, principally due to higher sales volume and increased net sales of products with a higher manufacturing cost.

For the nine months ended September 30, 2016, cost of sales in the Smoking Products segment decreased to $41.0 million from $41.3 million for the nine months ended September 30, 2015, a decrease of $0.2 million, or 0.5%, principally due to lower volumes relative to the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, cost of sales in the NewGen products segment decreased to $7.8 million from $9.6 million for the nine months ended September 30, 2015, a decrease of $1.8 million, or 19.0%, principally due to a reduction in sales volume of vaporizers and e-cigarettes.

Gross Profit. Gross profit for the nine months ended September 30, 2016 totaled $74.1 million from $72.6 million in comparison to the corresponding period of the prior year. Gross margin improved from 48.3% in the corresponding period of the prior year to 48.6% in the nine months ended September 30, 2016.

Gross profit of the Smokeless Products segment increased 5.9% or $1.7 million to $29.5 million compared to the corresponding period of the prior year. Gross margin for this segment decreased to 50.0% of net sales for the current period from 50.7% in the corresponding period of the prior year due primarily to significant consumer trial incentives associated with the MST expansion and the continuing mix shift to MST products from chewing tobacco.

Gross profit of the Smoking Products segment increased $1.7 million or 4.3% to $42.4 million when compared to the corresponding period of the prior year. Gross margin of the Smoking Products segment increased to 50.8% of net sales for the current period in comparison to 49.6% for the corresponding period in 2015, principally as the result of favorable mix shifts within the segment, partially offset by cigar wrap promotional incentives.

Gross profit in the NewGen segment decreased $1.9 million or 45.6% to $2.3 million when compared to the corresponding period of the prior year. Gross margin of the NewGen segment decreased to 22.4% of net sales for the current period in comparison to 30.1% for the corresponding period of the prior year. Margins for the nine-months ended September 30, 2016 were negatively impacted by higher than normal returned goods associated with the traditional retail trade adjusting their inventory levels to meet reduced consumer demand in those channels and a write-off of obsolete inventory.  Trade return rates moderated in both May and June, and through the third quarter remained steady but elevated relative to historical experience.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2016 were $40.6 million compared to $39.4 million for the corresponding period of the prior year, a 3.0% increase from the nine months ended September 30, 2015. The nine months ended September 30, 2016 included $0.6 million in non-recurring compensation costs in connection with the IPO and $0.4 million in recurring public company costs, partially offset by non-recurring strategic initiatives and non-recurring launch costs both of which were lower than the corresponding period of the prior year.  We continue to invest and strengthen both our sales and regulatory infrastructures to facilitate future growth.

Interest Expense and Financing Costs. Interest expense and financing costs for the nine months ended September 30, 2016 were $20.9 million compared to $25.7 million for the corresponding period of the prior year. The decrease in interest expense for 2016 is due to a reduction in outstanding indebtedness.

Investment Income. Investment income for the nine months ended September 30, 2016 was $0.6 million. The Company made a change in the investment strategy relating to the MSA account during the second quarter of 2016.

Loss on Extinguishment of Debt. The Company recognized a loss on extinguishment of debt for the nine months ended September 30, 2016 of $2.8 million due to the repurchase and conversion of its PIK Toggle Notes relating to its IPO in May 2016.

Income Tax Expense.  The Company’s income tax expense for the nine months ended September 30, 2016 and 2015 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Net Income. Due to the factors described above, net income for the nine months ended September 30, 2016 and 2015 was $9.8 million and $6.8 million, respectively.

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

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The tables below provide a reconciliation between net income and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30, 2016	September 30, 2015
Net income	$6,793	$4,770
Add:
Interest expense	5,557	8,676
Depreciation expense	310	266
Income tax expense (benefit)	(180)	76
EBITDA	$12,480	$13,788
Components of Adjusted EBITDA
LIFO adjustment (a)	(78)	125
Pension/postretirement expense (b)	117	93
Non-cash stock options, restricted stock and incentives expense (c)	99	60
Foreign exchange hedging (d)	-	(24)
Strategic initiatives (e)	9	(376)
Launch costs (f)	1,051	516
Adjusted EBITDA	$13,678	$14,182

(a)	Represents non-cash expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash stock options, restriced stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents the fees incurred for the study of strategic initatives.
(f)	Represents product launch costs of our new product lines.

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net income	$9,826	$6,776
Add:
Interest expense	20,895	25,732
Depreciation expense	896	784
Income tax expense	642	734
EBITDA	$32,259	$34,026
Components of Adjusted EBITDA
LIFO adjustment (a)	494	607
Pension/postretirement expense (b)	353	279
Non-cash stock options, restricted stock and incentives expense (c)	145	209
Foreign exchange hedging (d)	35	-
Loss on extinguishment of debt (e)	2,824	-
Warehouse reconfiguation (f)	-	376
Strategic initiatives (g)	471	2,221
Launch costs (h)	1,769	1,697
IPO related compensation costs (i)	605	-
Adjusted EBITDA	$38,955	$39,415

(a)	Represents non-cash expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash stock options, restriced stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents the non-cash loss due to the write-off of accrued interest expense.
(f)	Represents the one-time relocation of finished product for improved logistical services.
(g)	Represents the fees incurred for the study of strategic initatives.
(h)	Represents product launch costs of our new product lines.
(i)	Represents non-recurring compensation expenses incurred coincident with the May IPO.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service and capital expenditures. We believe that our cash flows from operations and borrowing availability under our Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.

We had working capital of $53.3 million at September 30, 2016 compared to working capital of $42.8 million at December 31, 2015. This increase is primarily the result of an increase in inventory and a decrease in accrued liabilities and accrued interest, partially offset by a decrease in other current assets.

	September 30, 2016	December 31, 2015
Current Assets	$68,824	$63,952
Current Liabilities	15,492	21,137

Working Capital	$53,332	$42,815

Cash Flows From Operating Activities

The following table sets out the principal components of our cash flows from operating activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$9,826	$6,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,824	-
Gain on sale of fixed assets	-	(1)
Depreciation expense	896	784
Amortization of deferred financing costs	1,070	1,086
Amortization of original issue discount	591	785
Interest incurred but not paid on PIK Toggle Notes	3,422	6,057
Interest incurred but not paid on 7% Senior Notes	329	426
Interest paid on PIK Toggle Notes	(9,893)	-
Deferred income taxes	47	(7)
Stock compensation expense	103	129
Restricted stock compensation expense	29	-
Member unit compensation expense	13	82
Changes in operating assets and liabilities:
Accounts receivable	546	(2,568)
Inventories	(7,405)	(241)
Other current assets	1,562	(2,052)
Other assets	(45)	(106)
Accounts payable	(531)	1,509
Accrued pension liabilities	196	123
Accrued postretirement liabilities	(89)	(94)
Accrued expenses and other	(3,967)	(63)
Net cash provided by (used in) operating activities	(476)	12,625

For the nine months ended September 30, 2016, net cash used in operating activities was $0.5 million compared to net cash provided by operating activities of $12.6 million for the nine months ended September 30, 2015, a decrease of $13.1 million, principally due to interest paid on PIK Toggle Notes and an increase in inventory, partially offset by other cash operating results. We used cash proceeds from the IPO to repay $34 million in accreted value of the outstanding PIK Toggle Notes. A portion of the accreted value that was repaid ($9.9 million) was deemed to relate to pay in kind interest on the PIK Toggle Notes in prior interest periods that was added to the principal balance of the PIK Toggle Notes.

Cash Flows from Investing Activities

The following table sets out the principal components of our cash flows from investing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from investing activities:
Capital expenditures	(1,245)	(1,100)
Proceeds from sale of fixed assets	-	2
Note receivable	-	(430)
Net cash used in investing activities	(1,245)	(1,528)

For the nine months ended September 30, 2016, net cash used in investing activities decreased to $1.2 million from $1.5 million for the nine months ended September 30, 2015, a decrease of $0.3 million.

Cash Flows from Financing Activities

The following table sets out the principal components of our cash flows used in financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from financing activities:
Payments for revolving credit facility, net	(18)	(3,184)
Payment of financing costs	(200)	-
Payment of first lien term loan	(3,976)	(6,237)
Payment of second lien term loan	(20,000)	-
Payment of PIK Toggle Notes	(24,107)	-
Prepaid equity issuance costs	-	(305)
Redemption of Intrepid options	(661)	-
Redemption of Intrepid warrants	(5,500)	-
Warrants exercised	4
Stock option exercised	8	-
Proceeds from issuance of stock	55,746	1
Net cash provided by (used in) financing activities	1,296	(9,725)

For nine months ended September 30, 2016, net cash provided by financing activities was $1.3 million compared with net cash used in financing activities of $9.7 million for the nine months ended September 30, 2015, an increase of $11.0 million, principally due to proceeds from the issuance of stock, partially offset by payments on the first lien term loan, second lien term loan, PIK Toggle Notes and redemption of warrants.

Long-Term Debt

The Company’s long-term indebtedness currently consists of our Revolving Credit Facility (the “Revolving Credit Facility”), First Lien Credit Agreement (the “First Lien Credit Agreement”) and Second Lien Credit Facility (the “Second Lien Credit Agreement”). In connection with the IPO we repurchased and retired all of our outstanding PIK Toggle Notes and 7% Senior Notes for a combination of cash and shares of our common stock (see Note 3). As of September 30, 2016, we were in compliance with the financial and restrictive covenants in our existing debt instruments. The following table provides outstanding balances under our debt instruments as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Revolving Credit Facility	$-	$18
First Lien Term Loan	146,792	150,555
Second Lien Term Loan	59,067	78,882
PIK Toggle Notes	-	58,882
7% Senior Notes	-	10,360
	205,859	298,697
Less deferred financing charges	(4,721)	(6,257)
Less current maturities	(1,650)	(1,650)
	$199,488	$290,790

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

The Revolving Credit Facility matures in January 2019 and there was no outstanding balance at September 30, 2016. As of September 30, 2016, we have the ability to borrow $30.0 million.

The Company is subject to financial covenants under the Revolving Credit Facility and is required to maintain a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 for each applicable period. The Company is subject to similar negative and affirmative covenants, and events of default as the first lien and second lien term loans described below. As of September 30, 2016, we were in compliance with all such covenants.

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

The loans designated as LIBOR rate loans bear interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bear interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. We are required to make mandatory prepayments in certain circumstances including in connection with certain debt issuances by NATC or any of its subsidiaries or in connection with certain asset dispositions. We are permitted to voluntarily prepay the obligations at any time and from time to time without any penalty or premium. The First Lien Credit Agreement requires principal payments of $1.650 million in each of the years of 2016, 2017 and 2018, respectively, and $1.238 million in 2019. As of September 30, 2016, the weighted average interest rate on the first lien term loan was 9.0%.

The first lien term loan contains certain financial covenants that require NATC to maintain a consolidated fixed charge coverage ratio of not be less than 1.25 to 1.00 at the end of any fiscal quarter, and a consolidated total leverage ratio ranging from 6.25 to 1.00 from April 1, 2015 through September 30, 2016, decreasing to a ratio of 5.50 to 1.00 from October 1, 2018 to maturity.

The First Lien Credit Agreement contains negative covenants that, among other things, limit the incurrence of additional indebtedness, the distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, the incurrence of liens and encumbrances, capital expenditures, restricted payments, and other matters customarily restricted in such agreements. The First Lien Credit Agreement also contains customary affirmative covenants including, among others, the provision of financial statements, maintenance of property, licenses and insurance. The First Lien Credit Agreement also contains an affirmative covenant requiring us to maintain in effect the Bolloré distribution and license agreements. The First Lien Credit Agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, bankruptcy and insolvency, the occurrence of a change of control and judgment defaults. As of September 30, 2016, we were in compliance with all such covenants. If any events of default occur and are not cured within applicable grace periods or waived, the outstanding loans may be accelerated and the lenders’ commitments may be terminated. The occurrence of the bankruptcy and insolvency event of default will result in the automatic termination of commitments and acceleration of outstanding amounts under the First Lien Credit Agreement.

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

Under the Second Lien Credit Facility, the loans designated as LIBOR rate loans bear interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bear interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%. There is no maximum interest rate other than that permitted by applicable law. We are required to make mandatory prepayments in certain circumstances including in connection with certain debt issuances by NATC or any of its subsidiaries or in connection with certain asset dispositions. We are permitted to voluntarily prepay the obligations without any penalty or premium at any time after the third anniversary of the closing date. For the first three years following the closing date, we must pay a prepayment premium, beginning at 3.0% of the amount being prepaid, refinanced or assigned, which reduces to 2.0% following the first anniversary and to 1.0% following the second anniversary. As of September 30, 2016, the weighted average interest rate was 11.5%.

We are subject to substantially similar negative and affirmative covenants, and events of default as under the First Lien Credit Agreement. With respect to the financial covenants, we have the same fixed charge coverage ratio requirements, however, NATC is required to maintain a consolidated total leverage ratio under the Second Lien Credit Facility ranging from 6.50 to 1.00 from April 1, 2015 through September 30, 2016, reducing to a maximum ratio of 5.75 to 1.00 from October 1, 2018 to maturity. As of September 30, 2016, we were in compliance with all such covenants.

PIK Toggle Notes and Standard General Warrants

On January 13, 2014, the Company issued the PIK Toggle Notes to Standard General in an aggregate principal amount of $45.0 million and issued warrants, which were valued at $1.7 million, to purchase 42,424 shares of our common stock at $.01 per share, in connection therewith. After adjustment for the stock split effected prior to the IPO, the warrants provided for the purchase of 442,558 shares of the Company’s common stock. The PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million.

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

The 442,558 Standard General Warrants were exercised during the third quarter of 2016 and no warrants were outstanding as of September 30, 2016.

7% Senior Notes

In January of 2014, The Company conducted a rights offering to certain of our stockholders that qualified as “accredited investors” under the Securities Act of 1933, as amended, pursuant to which the Company issued our 7% Senior Notes to various stockholders, including Standard General and members of management, for a principal amount of $11.0 million and issued the noteholders warrants to purchase 11,000,000 units of membership interests in Intrepid Brands (the “Intrepid Warrants”). The Intrepid Warrants represented 40% of the Intrepid Brands common units outstanding on a fully diluted basis, and are exercisable at a purchase price of $1.00 per unit. As a result of the issuance of the Intrepid Warrants, the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million.

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

Off-balance Sheet Arrangements

As of September 30, 2016, NATC had no foreign exchange forward contracts.

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

Contractual Obligations

As of September 30, 2016, there had been no material changes outside the ordinary course to our contractual obligations from December 31, 2015 as reported in our Prospectus dated May 10, 2016 and filed with the SEC.

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

Foreign Currency Sensitivity

There have been no material changes in our exposure to market risk during the nine months ended September 30, 2016. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our Prospectus dated May 10, 2016 related to the IPO.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Pursuant to the exercise of warrants issued in January 2014 with an exercise price of $0.01 per share of common stock, as adjusted for a stock split, on August 31, 2016, the Company issued an aggregate of 442,558 shares of common stock to three accredited investors in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Dated: November 10, 2016

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