Form 10-K
period 2016-12-31
Turning Point Brands, Inc.
filed 2017-03-13
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to ________________

Commission file number: 001-37763

TURNING POINT BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0709285
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5201 Interchange Way, Louisville, KY	40229
(Address of principal executive offices)	(Zip Code)

(502) 778-4421

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) or the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $62.7 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.

At March 6, 2017, there were 18,818,109 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 17, 2017, to be filed with the Securities and Exchange Commission on or about April 6, 2017, are incorporated by reference into Part III hereof.

TURNING POINT BRANDS, INC.
TABLE OF CONTENTS

Part I

Item 1.	Business

Turning Point Brands, Inc. (the “Company”) is a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. and the 7th largest competitor in terms of total OTP consumer units shipped to retail. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc. and our consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc. without any of its subsidiaries. We sell a wide range of products across the OTP spectrum, including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps and cigar smoking tobacco, cigars, liquid vapor products and tobacco vaporizer products. We do not sell cigarettes. We estimate that the OTP industry generated approximately $10.5 billion in manufacturer revenue in 2016. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third party analytics and information company.

Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, and VaporBeast™. We currently ship to approximately 900 direct wholesale customers with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell our products. As of December 31, 2016, our products are available in over 170,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 200,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, where over 60% of all OTP volume is currently sold according to MSAi.

We operate under a lean, asset-light sourcing and marketing model, with a strategy that relies on outsourced product manufacturing and supply relationships and increased use of information technology and market analytics, which together allow us to maintain relatively low levels of capital expenditures compared to market participants with more significant manufacturing operations. For example, we have long-lasting relationships with some of the most well-known names in the industry, including a 19-year relationship with Bolloré, S.A. (“Bolloré”) – the trademark holder for Zig-Zag® – for the exclusive rights to purchase and sell Zig-Zag® cigarette paper and accessory products in the U.S. and Canada. We have partnered with Swedish Match NA, a subsidiary of Swedish Match AB (“Swedish Match”) for the manufacture of all of our loose leaf chewing tobacco products. We have a 3-year relationship with JJA Distributors LLC (“JJA”) for the sourcing of our cigars and cigarillos and an 8-year relationship with Durfort Holdings, S.A. (“Durfort”) for the sourcing of our MYO cigar wraps, each of which are marketed under the Zig-Zag® tobacco brand. We have a relationship with VMR Products, LLC (“VMR”) for the exclusive supply and distribution of VMR’s V2Cigs® (“V2®”) brand of liquid vapor products and tobacco vaporizer products to retail outlets throughout the U.S.

We operate in three segments: (i) smokeless products, (ii) smoking products and (iii) NewGen products. Information regarding net sales, operating income or loss, and assets attributable to each of our segments, is included within Note 21 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

We have successfully commercialized new products and leveraged the value of our existing brands into new OTP categories. For example:

•	In our smokeless products category, we leveraged our Stoker’s® brand legacy in oral tobacco (the #2 loose leaf chewing tobacco brand), to create our Stoker’s® moist snuff, which was introduced in 2009 using value-sized, 12 oz. tub packaging as opposed to the industry standard 1.2 oz. can. Through the fourth quarter of 2016, Stoker’s® had grown to be among the fastest growing moist snuff brands in the U.S., based on pounds sold, as reported by MSAi. In the third quarter of 2015 we began to introduce a traditional 1.2 oz. can of Stoker’s® moist snuff. This smaller packaging allows us to expand our presence from the approximately 25,000 retail stores that carry the large tub by targeting the greater than 135,000 convenience stores (which sell 75% of all MST volumes) for which our current large tub footprint is less commercially viable.
•	In our smoking products business, we leveraged the value of our Zig Zag® tobacco brand and entered the MYO Cigar Wraps segment. Within two years we captured a 50% share of the MYO cigar market according to Nielsen Convenience and today have an 80% EQ unit share, as measured by MSAi. More recently, we introduced Rillo™ size MYO cigar wraps to match the size of cigarillo cigars, which are the most popular and fastest growing form of large cigars in terms of unit volumes.

•	In our NewGen products category, we introduced V2® e-cigarettes into a highly competitive market in 2013 that at the time had over 135 available brands. In just over two years, we established our V2® offering as a leading e-cigarette brand in the traditional retail space as measured by MSAi.

In our May 2016 initial public offering (the “IPO”), we sold 6,210,000 shares of our voting common stock (including 810,000 shares pursuant to the underwriters’ option to purchase additional shares to cover over-allotments) at a public offering price per share of $10.00.

We raised a total of approximately $62.1 million in gross proceeds from the IPO, or $58.2 million in net proceeds after deducting underwriting commissions and other associated costs. We used the proceeds from the IPO, together with cash on hand to pay fees and expenses related to the IPO, repurchase outstanding warrants and options issued by our subsidiary, Intrepid Brands LLC (“Intrepid”), repay approximately $34 million of our floating rate PIK Toggle Notes due 2021 and to repay approximately $20 million in borrowings outstanding under our second lien credit facility.

We have a portfolio of widely recognized brands with significant customer loyalty and an experienced management team that possesses long-standing industry relationships and a deep understanding of the OTP industry. However, we have historically been capital constrained by high leverage and as a result we believe our brands, management and our management’s relationships are underutilized. We have identified additional opportunities to grow sales that we believe will be more readily achievable with reduced leverage following the IPO, including the launch of new products and expanding our distribution and salesforce. We also believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories.

Recent Acquisitions

On November 18, 2016, we purchased five regional chewing tobacco brands from Wind River Tobacco Company (“Wind River”). The Wind River brands hold a 2% share of the chewing tobacco category, but command an 8% share in the stores where Wind River had secured distribution, demonstrating an opportunity to expand with our national salesforce. The purchase price was $2.5 million.

On November 30, 2016, a subsidiary of the Company, purchased all of the capital stock of Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”) for an aggregate purchase price of $27 million. VaporBeast is a leading distributor of liquid vapor products servicing the non-traditional retail channel. We estimate the non-traditional retail channel sells greater than 50% of all liquid vapor products. The VaporBeast acquisition will (i) accelerate our entry into the non-traditional retailers; (ii) provide distribution of select current products; and (iii) establish a best-in-class distribution platform marrying VaporBeast’s non-traditional selling skills with a national retail salesforce.

Competitive Strengths

We believe that our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers and wholesalers. Our Zig-Zag®, Stoker’s®, and Beech-Nut® brands are each well established and date back 117 years, 77 years, and 120 years, respectively. In 2016, Zig-Zag®, Stoker’s®, and Beech-Nut® together generated approximately $197.4 million, or 87.1%, of our total gross sales. Specifically:

•	Zig-Zag® is the #1 cigarette paper brand in terms of retail dollar sales in the U.S. as measured by Nielsen Convenience, with significant distribution in Canada, and also the #1 MYO cigar wrap brand in the U.S.
•	Stoker’s® is the #2 loose leaf chewing tobacco brand and among the fastest growing MST brands in the industry. We manufacture Stoker’s® MST using only 100% American Leaf utilizing a proprietary process to produce what we believe to be a superior product.
•	Beech-Nut® is the #3 premium brand in the loose leaf chewing tobacco segment.

Zig-Zag® has strong, long-standing brand recognition. The Stoker’s® brand is seen as an innovator in both the loose leaf chewing tobacco and moist snuff markets. The Beech-Nut® brand has a long and enduring name in premium loose leaf chewing tobacco.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands. We methodically target markets which we believe have significant growth potential. We have been successful in entering new product categories by both extending existing products and brands as well as by introducing new products. For example:

•	In 2009 we extended the Zig-Zag® tobacco brand into the MYO cigar market and captured a 50% market share within the first two years. We are now the market share leader for MYO cigar wraps, with an 80% share. We believe our success was driven by the Zig-Zag® tobacco branding, which we believe is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products.
•	We leveraged the proud legacy and value of the Stoker’s® brand to introduce a first-of-its-kind 12 oz. MST tub, which was not offered by any other market participant. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have introduced larger format tub packaging, Stoker’s® early entry and differentiated product have firmly established us as the market leader with over 50% of the Tub market.

We strategically target product categories that we believe demonstrate significant growth potential and for which the value of our brands is likely to have a meaningful impact. As we continue to evaluate opportunities to extend our product lines or expand into new categories, we believe that our track record and existing portfolio of brands provide growth advantages.

Extensive Distribution Network and Data Driven Sales Organization

We have taken important steps to enhance our selling and distribution network and our consumer marketing capabilities, while keeping our capital expenditure requirements relatively low. We service our customer base with an experienced sales and marketing organization of approximately 140 professionals who possess in-depth knowledge of the tobacco industry. We have also adopted a data-driven culture supported by leading technology, which enables our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level. In particular, we subscribe to a sales tracking system provided by MSAi that measures all OTP product shipments by all market participants on a weekly basis from approximately 1,000 wholesalers to over 250,000 retail stores in the U.S. This system enables us to understand volume and share trends across multiple categories at the individual store level, allowing us to target field salesforce coverage against the highest opportunity stores thereby enhancing the value of new store placements and sales activity. As the initial sales effort is critical to the success of a product launch, we believe that our experienced salesforce, expansive distribution network and our market analytics put us in a strong position to execute new product launches in response to evolving consumer and market preferences.

Long-standing, Strong Relationships with an Established Set of Producers

As part of our asset-light operating model, we built long-standing and extensive relationships with leading, high-quality producers. In 2016, our four most important producers were:

•	Bolloré, which provides us with exclusive access to the Zig-Zag® cigarette paper and accessories brand for the U.S. and Canada;
•	Swedish Match, which manufactures most of our loose leaf chewing tobacco;
•	Durfort, from which we source our MYO cigar wraps; and
•	JJA, from which we source our Zig-Zag® branded cigarillos

By outsourcing the production of products that represent approximately 83.5% of our gross sales to a select group of producers with whom we have strong relationships, we are able to maintain low overhead and minimal capital expenditures, which together drive our margins.

Experienced Management Team

With an average of 24 years of consumer products experience, including an average of 20 years in the tobacco industry, our senior management team has enabled us to grow and diversify our business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies, including Altria Group, Inc. (formerly Philip Morris), Liggett & Myers Tobacco Company (now Liggett Group, a subsidiary of Vector Group ltd), Swedish Match, American Brands, Inc., and U.S. Smokeless Tobacco Company (a subsidiary of Altria). Notably, Lawrence Wexler, our President and CEO, brings over 20 years of experience from Altria Group, Inc., where he held various leadership positions within the finance, marketing, planning, manufacturing and sales departments. Given the professional experience of the senior management team, we are able to analyze risks and opportunities from a variety of experienced perspectives. Our senior leadership has embraced a collaborative culture, in which all of our combined experience, analytical rigor and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands.

Growth Strategies

We are focused on building sustainable margin streams, expanding the availability of our products, new product development through innovation and improving overall operating efficiencies, with the goal of driving margins and cash flow. We adopted the following strategies to drive growth in our business and to enhance stockholder value:

Grow Share of Existing Product Lines, Domestically and Internationally

We intend to remain a consumer centric organization with an innovative view and understanding of the OTP market. We believe that there are meaningful opportunities for growth within the traditional OTP market and expect to continue to identify unmet consumer needs and provide quality products that we believe will result in genuine consumer satisfaction and foster strengthening revenue streams. We maintain a robust product pipeline and plan to strategically introduce new products in attractive, growing OTP segments, both domestically and internationally. For example, in addition to our successful launch of Stoker’s® smaller 1.2 oz. MST cans, we believe there are opportunities for new products in the MST pouch, cigar and MYO cigar wrap markets. Products currently in our pipeline include Stoker’s® MST Pouches in the smokeless products segment; Zig-Zag® Natural Leaf Wraps and Zig-Zag® Unbleached/Hemp Paper in the smoking products segment; and Primal® Hemp Wraps/Cones, Premium e-liquids and Vape-not-Burn (“VnB”) Zig-Zag® in the NewGen products segment. We believe we have successfully built strong, powerful brands that have significant potential. In certain of our product categories, we have seen a positive correlation between the store call frequency by our salesforce and the increase of our retail market share.

In 2016, less than 5% of our revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we intend to pursue an international growth strategy to broaden sales and strengthen margins. We believe international sales represent a meaningful growth opportunity, and our goals include expanding our presence in the worldwide OTP industry on a targeted basis. For example, we have begun to sell our moist snuff tobacco products in South America, Zig-Zag® cigars in Canada, and have begun rolling out our Primal® brand internationally. To support our international expansion, we intend to pursue a dual path of introducing our own products and brands as well as partnering with other industry leaders to improve market access and profitability.

Expand into Adjacent Categories through Innovation and New Partnerships

We continually evaluate opportunities to expand into adjacent product categories, by leveraging our portfolio or through new partnerships. In 2009, we leveraged the Zig-Zag® brand and introduced Zig-Zag® MYO cigar wraps with favorable results, and we now command the #1 market share position for that segment. We are currently expanding our Zig-Zag® MYO cigar wraps through the expansion of the Zig-Zag® ‘Rillo™ size cigar wraps, which are similar in size to machine made cigarillos, the most popular and rapidly growing cigar type. In addition, in 2015, we negotiated the worldwide exclusive distribution rights to an herbal sheet material that does not contain tobacco or nicotine, affording us the opportunity to sell on a global basis an assortment of products that meet new and emerging consumer preferences. These products are sold under our Primal® brand name and are a component of our NewGen Product segment. We intend to continue to identify new adjacent categories for which we are able to leverage our existing brands and partnerships.

Continue to Grow a Strong NewGen Platform

The OTP category is continually evolving as consumers actively seek out new products and product forms. Given this market demand, we have developed our NewGen Product platform, which we believe will serve new and evolving consumer demands across multiple product categories. Core products within our existing NewGen segment include:

•	E-cigarette and vapor products, including liquids,
•	Tobacco vaporizers, which heat rather than combust the smoking material (VnB), and
•	Herbal smoking products, which contain no tobacco or nicotine.

Among these categories, we believe that the emerging liquid vapor segment may present the greatest growth opportunity as it allows each consumer to customize their experience by being able to choose both flavor and nicotine level. Although the liquid vapor segment is in its infancy, we believe that when properly commercialized, it may be highly disruptive to the traditional cigarette industry and emerge as a significant segment of the OTP market. We believe that a majority of current liquid vapor revenues are earned outside of the traditional retail environment through online sales or in non-traditional retail outlets. Our recent acquisition of VaporBeast accelerates our expansion in the non-traditional retail outlets for liquid vapor products.

Outside of the tobacco space, we believe there are meaningful opportunities for herbal smoking products, like wraps and cones. To capitalize on these opportunities, we have obtained the exclusive rights to a proprietary and patented herbal sheet process that will enable us to meet consumer interest and achieve strong margins. These products are marketed and sold on a worldwide basis under our Primal™ brand.

We believe that the categories within our NewGen segment are poised to be the key industry growth drivers in the future, and we are well-positioned to capitalize on this growth. We intend to continue to pursue growth of our NewGen product platform by offering unique and innovative products to address evolving consumer demands.

Strategically Pursue Acquisitions

We believe there are meaningful acquisition opportunities in the fragmented OTP space and with the successful completion of our IPO in May 2016, we are well-positioned to act as a consolidator. We regularly evaluate acquisition opportunities across the OTP landscape. In evaluating acquisition opportunities, our focus is on identifying acquisitions that strengthen our current product offerings or enable category expansion in high potential growth areas.

Substantially all of our 2016 U.S. gross margin was derived from sales of products that are currently regulated by the U.S. Food and Drug Administration Center for Tobacco Products (“FDA”). We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller OTP manufacturers currently lack this infrastructure, which we believe is necessary to comply with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. For example, our acquisition of the North American Zig-Zag® cigarette papers distribution rights in 1997 has made us the #1 cigarette paper brand in the U.S. in terms of retail dollar sales as measured by Nielsen. Perhaps more importantly, we own the Zig-Zag® tobacco trademark in the U.S. and have leveraged this asset effectively, with approximately 54% of our total 2016 Zig-Zag®-branded sales under our own Zig-Zag® marks, rather than those we license from Bolloré. In 2003, we acquired the Stoker’s® brand and have built the brand to a strong #2 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion. More recently, and post IPO, we have completed two acquisitions. In November 2016, we purchased five chewing tobacco brands from Wind River and acquired all of the outstanding shares of VaporBeast, a leading distributor of liquid vapor products servicing the non-traditional retail channel.

We will continue to evaluate acquisition opportunities as they may arise, while exercising care and diligence designed to ensure that we only pursue opportunities that we believe afford operational or distribution synergies and are accretive.

Maintain Lean, Low-Cost Operating Model

We have a lean, asset-light manufacturing and sourcing model, with a strategy of maintaining low capital requirements, outsourced supplier relationships, and increased utilization of market and consumer analytics. We believe that our asset-light model allows us to achieve favorable margins and our market analytics allow us to efficiently and effectively address evolving consumer and market demands. In addition, our relationships allow us to increase the breadth of our product offerings and quickly enter new OTP markets as management is able to focus on brand building and innovation. We intend to continue to optimize our asset-light operating model as we grow in order to maintain a low cost of operations and healthy margins. In 2016, approximately $189 million of our gross sales, or 83.5%, were from outsourced production operations and our capital expenditures have ranged between $0.7 million and $3.2 million per year over the previous 5 years. Capital expenditures in 2016 were on the high end of the range as we purchased our previously leased Dresden Tennessee manufacturing facility for $1.3 million. We do not intend to outsource our MST production as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

Raw Materials, Product Supply and Inventory Management

We source our products through a series of longstanding relationships that we value highly and that we rely on to allow us to continue conducting our business on an asset-light, distribution-focused basis.

The components of inventories at December 31 were as follows (in thousands):

	2016	2015
Raw materials and work in process	$2,596	$1,940
Leaf tobacco	27,391	20,839
Finished goods - smokeless products	4,789	3,615
Finished goods - smoking products	18,384	14,077
Finished goods - electronic / vaporizer products	11,993	5,939
Other	1,232	1,237
	66,385	47,647
LIFO reserve	(4,200)	(3,308)
	$62,185	$44,339

Smokeless Products

Our loose leaf chewing and moist snuff tobaccos are produced from air-cured and fire-cured leaf tobacco. We utilize recognized suppliers that generally maintain 12- to 24-month supplies of our various types of tobacco at their facilities. We do not believe that we are dependent on any single country or supplier source for tobacco. We generally maintain up to a two-month supply of finished loose leaf chewing tobacco and moist snuff. This supply is maintained at our Louisville facility and in two regional public warehouses to facilitate distribution.

We also utilize a variety of suppliers for the sourcing of additives used in our smokeless products and for the supply of our packaging materials, and we believe we are not dependent on a single supplier for these products. There are no current U.S. federal regulations that restrict tobacco flavor additives in smokeless products, and the additives that we use are food-grade, generally accepted ingredients.

All of our loose leaf chewing tobacco production is facilitated through our agreement with Swedish Match. See “—Distribution and Supply Agreements—Swedish Match Manufacturing Agreement.” All of our moist snuff products are manufactured at our facility in Dresden, Tennessee and packaged at our facilities in Dresden, Tennessee and Louisville, Kentucky.

Smoking Products

Pursuant to our distribution agreements with Bolloré, which are discussed in more detail below under the heading “—Distribution and Supply Agreements—Bolloré Distribution and License Agreements,” we are required to purchase from Bolloré all cigarette papers, cigarette tubes and cigarette injecting machines that we sell, subject to Bolloré fulfilling its obligations under these Distribution Agreements. If Bolloré is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operations in each case as set forth in the Distribution

Agreements, we may seek third-party suppliers and continue the use of the Zig-Zag® trademark to market these products. To ensure that we have a steady supply of premium cigarette paper products as well as cigarette tubes and injectors, Bolloré is required to maintain, at its expense, a two-month supply of inventory in a bonded public warehouse in the U.S.

We obtain our MYO cigar wraps from the patent holder under our agreement with Durfort in the Dominican Republic. We obtain our Zig-Zag® branded cigar products under our agreement with JJA, which sources the cigars on our behalf from the Dominican Republic.

We obtain our MYO cigarette tobaccos, MYO cigar smoking tobaccos, and pipe tobaccos from domestic sources. We generally purchase these tobaccos through multiple sources, and we believe we are not dependent on a single supplier. We package these products at our Louisville, Kentucky facility.

NewGen Products

We have developed sourcing relationships that are capable of producing liquid vapor products and tobacco vaporizer products for other companies’ brands and for our own branded product line in the category, including our Zig-Zag® brand.

Our recent acquisition of VaporBeast will (i) accelerate our entry into the non-traditional retail channel, where we believe the majority of liquid vapor products are sold; (ii) provide distribution of select current products; and (iii) establish a best-in-class distribution platform marrying VaporBeast’s non-traditional selling skills with a national retail salesforce.

Our herbal smoking products are obtained from a supplier, which owns the patented process for producing the sheet material. We have worldwide exclusive rights to the material. The production and packaging of our herbal smoking products is subject to an agreement with Durfort whereby they manufacture and package the finished goods in the Dominican Republic subject to our specifications and coordinate delivery with JJA to our designated distribution center in the U.S. We believe that our early entry into the herbal smoking products market has provided us with a meaningful opportunity to capture market share, and to increase this share as the market grows.

Manufacturing

We primarily outsource our manufacturing and production processes and focus on packaging, marketing and distribution. We currently manufacture approximately 15% of our products as measured by gross sales. Our in-house manufacturing operations are limited to (i) the processing and packaging of our MYO smoking products and pipe tobacco products, which is completed at our manufacturing facility in Louisville, Kentucky, (ii) the manufacturing of our moist snuff products, which occurs at our facility in Dresden, Tennessee and (iii) the packaging of our moist snuff products at our facilities in Dresden, Tennessee and Louisville, Kentucky. These MST products are processed in-house, rather than outsourced, as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

Sales and Marketing

We have grown the size and capacity of our salesforce and intend to continue strengthening the organization to advance our ability to deepen and broaden the retail availability of our products and brands.

As of December 31, 2016, we had a nationwide sales and marketing organization of approximately 140 professionals. Our sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2016, our sales and marketing efforts enabled our products to reach an estimated 200,000 retail doors in North America, and over 900 direct wholesale customers with an additional 100 secondary, indirect wholesalers in the U.S.

Our sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising and drug store channels. We have expanded and intend to continue to expand the sales of our products into previously underdeveloped geographic markets and retail channels. In 2016, we derived approximately 95% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

We subscribe to a sales tracking system from MSAi that measures all OTP product shipments (ours as well as those of our competitors) on a weekly basis from approximately 1,000 wholesalers to over 250,000 retail stores in the U.S. This system enables us to understand individual product volume and share trends across multiple categories down to the individual retail store level, allowing us to target field salesforce coverage to achieve the highest opportunity to access potential stores. In addition, the ability to select from a range of parameters and to achieve this level of granularity means that we can adapt to trends in the marketplace and constantly evolve our business planning to meet market opportunities.

We employ marketing activities to grow awareness, trial and sales including selective trade advertising to expand wholesale availability, point-of-sale advertising and merchandising by the field salesforce and permanent and temporary displays to improve consumer visibility for our products. We comply with all regulations relating to the marketing of tobacco products, such as directing marketing efforts to adult consumers, and we are committed to full legal compliance in the sales and marketing of our products. To date, we have neither relied upon nor conducted any substantial advertising in the consumer media for our products.

In the years ended December 31, 2016 and 2015, we did not have any customer that accounted for 10% or more of our gross sales. The Company had one customer that accounted for 10.9% of gross sales for 2014. In the year ended December 31, 2016, sales to our top three customers accounted for slightly over 20% of our gross sales. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses.

Competition

Many of our competitors are better capitalized than we are and have greater financial and other resources. We believe our ability to effectively compete and our strong market positions in our principal product lines are due to our high brand recognition and the perceived quality of each of our products, and our sales, marketing and distribution efforts. We compete against “big tobacco,” including Altria Group, Inc. (formerly Philip Morris) and Reynolds American Inc., Swedish Match, Swisher International and manufacturers, including U.K. based Imperial Brands PLC, across our segments. “Big tobacco” has substantial resources and a customer base that has historically demonstrated loyalty to their brands.

Competition in the OTP market is based upon not only brand quality and positioning, but also on price, packaging, promotion and retail availability and visibility. Given the decreasing prevalence of cigarette consumption, the “big tobacco” companies continue to demonstrate an increased interest and participation in a number of OTP markets.

Smokeless Products

Our three principal competitors in the loose leaf chewing tobacco market are Swedish Match, the American Snuff Company, LLC (a unit of Reynolds American Inc.), and Swisher International Group Inc. We believe moist snuff products are used interchangeably with loose leaf products by many consumers. In the moist snuff category, we face the same competitors with the addition of U.S. Smokeless Tobacco Company (a division of Altria Group, Inc.).

Smoking Products

Our two major competitors for premium cigarette paper sales are Republic Tobacco, L.P. and Commonwealth Brands, Inc. a wholly-owned subsidiary of Imperial Brands PLC. Our two major competitors for MYO cigar wraps are New Image Global, Inc. and Blunt Wrap USA. In cigars, we compete in the non-tipped cigarillo market with Swisher International, Inc., Swedish Match and Good Times USA.

NewGen Products

In the NewGen products segment, our competitors are varied as the market is relatively new and highly fragmented. Our direct competitors sell products that are substantially similar to our products and through the same channels through which we sell our liquid vapor products and tobacco vaporizer products. We compete with these direct competitors for sales through wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations and travel stores. Through our 2016 acquisition of VaporBeast, we now also compete directly with other non-traditional distributors including Vapor Shark.

Distribution and Supply Agreements

Bolloré Distribution and License Agreements

We are party to two long-term distribution and license agreements with Bolloré with respect to sales of cigarette papers, cigarette tubes and cigarette injector machines: one with respect to distribution in the U.S. and one with respect to distribution in Canada (collectively, the “Distribution Agreements”). Under the Distribution Agreements, Bolloré granted us the exclusive right to purchase the products bearing the Zig-Zag® brand name from Bolloré for resale in the U.S. and Canada. We have the sole right to determine the price and other terms upon which we may resell any products purchased from Bolloré, including the right to determine the ultimate distributors of such products within these countries. In addition, on March 19, 2013, we entered into an additional License and Distribution Agreement with Bolloré (the “Bolloré License Agreement”), which permits us the exclusive use of the Zig-Zag® brand name in the U.S. for electronic cigarettes and any related accessories, including vaporizers and e-liquids. The Bolloré License Agreement terminates upon termination of the Distribution Agreements.

Each of the Distribution Agreements were entered into on November 30, 1992 by a predecessor in interest for an initial twenty-year term, were automatically renewed in November 2012 for a second twenty year term and will automatically renew for successive twenty-year terms unless terminated in accordance with the provisions of such agreement. The Distribution Agreements provide that, in order to assure each of the parties receive commercially reasonable profits in light of inflationary trends and currency fluctuation factors, 120 days prior to December 31, 2004 and each fifth-year anniversary from such date thereafter, the parties are required to enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration. Pursuant to the Distribution Agreements, if at any time the price received by Bolloré fails to cover its costs, Bolloré may give us notice of this deficiency and the parties must promptly negotiate in good faith to adjust prices. If the parties cannot agree on new prices, we may purchase products from an alternative supplier reasonably acceptable to Bolloré until the next price adjustment period, subject to certain price-matching rights available to Bolloré and other terms and conditions. At the present time, we are operating under a temporary pricing structure and formula. The parties are considering a modified pricing formula and a potential new index and duration. See “Risk Factors—We depend on a small number of key third-party suppliers and producers for our products.”

Pursuant to the Distribution Agreements, export duties, insurance and shipping costs are the responsibility of Bolloré and import duties and taxes in the U.S. and Canada are our responsibility. Under the Distribution Agreements, we must purchase cigarette papers, cigarette tubes and cigarette injector machines from Bolloré, subject to Bolloré fulfilling its obligations under these agreements. Bolloré is required to provide us with the quantities of the products that we order consistent with specific order-to-delivery timelines detailed in the agreement. The Distribution Agreements provide us with certain safeguards to ensure that we will be able to secure a steady supply of product, including (i) granting us the right to seek third-party suppliers with continued use of the Zig-Zag® trademark if Bolloré is unable to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements and (ii) maintaining a two-month supply of safety stock inventory of the premium papers, tubes and injector machines in the U.S. at Bolloré’s expense.

Under the Distribution Agreements, we have agreed that for a period of five years after the termination of the agreements we will not engage, directly or indirectly, in the manufacturing, selling, distributing, marketing or otherwise promoting in the U.S. and Canada, of cigarette paper or cigarette paper booklets of a competitor without Bolloré’s consent, except for certain de minimis acquisitions of debt or equity securities of such a competitor and certain activities with respect to an alternative supplier used by us as permitted under the Distribution Agreements.

Each of the Distribution Agreements permits Bolloré to terminate such agreement (i) if certain minimum purchases (which, in the case of both Distribution Agreements have been significantly exceeded in recent years) of cigarette paper booklets have not been made by us for resale in the jurisdiction covered by such agreement within a calendar year, (ii) if we assign such agreement without the consent of Bolloré, (iii) upon a change of control without the consent of Bolloré, (iv) upon certain acquisitions of our equity securities by one of our competitors or certain investments by our significant stockholders in one of our competitors, (v) upon certain material breaches, including our agreement not to promote, directly or indirectly, cigarette paper or cigarette paper booklets of a competitor or (vi) upon our bankruptcy, insolvency, liquidation or other similar event. Additionally, the Canada Distribution Agreement is terminable by either us or Bolloré upon the termination of the U.S. Distribution Agreement.

Swedish Match Manufacturing Agreement

On September 4, 2008, we entered into a manufacturing and distribution agreement with Swedish Match whereby Swedish Match became the exclusive manufacturer of our loose leaf chewing tobacco. Under the agreement, the production of our loose leaf chewing tobacco products was completely transitioned to Swedish Match’s plant located in Owensboro, Kentucky on September 18, 2009 and we ceased all loose leaf manufacturing. We source all of the tobacco that Swedish Match uses to manufacture our products along with certain proprietary flavorings and retain all marketing, design, formula and trademark rights over our loose leaf products. We also have the right to approve all product modifications, and are solely responsible for decisions related to package design and branding of the loose leaf tobacco produced for us. Responsibilities related to process control, manufacturing activities and inventory management with respect to our loose leaf products are allocated between us and Swedish Match as specified in the agreement. We also have rights to monitor production and quality control processes on an ongoing basis.

The agreement had an initial ten-year term and will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated by mutual agreement of the parties or in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. The terms allow the agreement to be assumed by a buyer or it may be terminated for uncured material breach, or terminated by the Company subject to a buyout. We also hold a right of first refusal to acquire the manufacturing plant as well as Swedish Match’s chewing tobacco unit.

JJA Distributors Service Agreement

On April 1, 2013 we entered into an agreement with JJA to source our Zig-Zag® branded cigars and cigarillos and other products from the Dominican Republic. Under the agreement, JJA and its Dominican Republic partner purchase and inventory all of the necessary raw materials, including packaging bearing our intellectual property, manufacture to our specifications and deliver to our designated U.S. distribution center. We retain all marketing, design and trademark rights over our cigar products.

Patents, Trademarks and Trade Secrets

We have numerous registered trademarks relating to our products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River® and VaporBeast™. The registered trademarks, which are significant to our business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formulae trade secrets relating to our tobacco products, which are key assets of our businesses, are maintained under strict secrecy. The Zig-Zag® trade name and trademark for premium cigarette papers and related products are owned by Bolloré and have been exclusively licensed to us in the U.S. and Canada. The Zig-Zag® trade name and trademark for e-cigarette and vaporizers are also owned by Bolloré and have been exclusively licensed to us in the U.S. We own the Zig-Zag® trademark with respect to its use in connection with products made with tobacco, including without limitation, cigarettes, cigars and MYO cigar wraps in the U.S.

Production and Quality Control

We use proprietary production processes and techniques, including strict quality controls. Our quality control group routinely tests the quality of the tobacco, flavorings, application of flavorings, premium cigarette papers, tubes and injectors, cigars, MYO cigar wraps, liquid vapor products, tobacco vaporizer products and packaging materials. We utilize sophisticated quality control to test and closely monitor the quality of our products. The high quality of our tobacco products is largely the result of using high-grade tobacco leaf and food-grade flavorings and an ongoing analysis of tobacco cut, flavorings and moisture content together with strict specifications for sourced products.

Given the importance of contract manufacturing to our business, our quality control group ensures that established written procedures and standards are adhered to by each of our contract manufacturers. Responsibilities related to process control, manufacturing activities, quality control and inventory management with respect to our loose leaf were allocated between us and Swedish Match under the manufacturing agreement.

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. The research and development is also responsible for new product development across our segments, and largely base their efforts on our high-tech data systems. We spent approximately $1.8 million, $1.4 million and $1.2 million dollars on research and development and quality control efforts for the years ended December 31, 2016, 2015 and 2014, respectively.

Employees

As of March 6, 2017, we employed approximately 286 full-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

Item 1A.	Risk Factors

Risks Related to Our Business

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales, and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, as measured by MSAi, have been generating modest volume gains. For instance, while loose leaf chewing tobacco products have declined for over a decade, MST, a much larger smokeless segment, has been growing in the low single digits over the same period. Additionally, cigarillo cigars and MYO cigar wraps have each demonstrated MSAi volume gains in recent years. Our tobacco products comprised approximately 68% of our total 2016 gross sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation and taxation and changes in consumer spending habits.

Sales of NewGen products have weakened over the last several years, as consumers of Liquid Vapor products have migrated to purchasing from non-traditional retail outlets. We have not historically covered these non-traditional outlets and have therefore suffered slowing sales of NewGen products. The market for our NewGen products is new and developing and is only a fraction of the size of the conventional tobacco market. In addition, although we do not market NewGen products as cessation products, in the event they are used as such, the size of the opportunity in this new market may be limited as the population of smokers that is seeking such cessation products continues to shrink.

There can be no assurance that sales of NewGen products will offset any decrease in sales of tobacco products. To the extent that any decrease in sales of tobacco products is not offset by increases in price or increases in sales of NewGen products, it may have a material adverse effect on our business, results of operations and financial condition.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2016, our four most important suppliers and producers were: (i) Bolloré, which provides us with exclusive access to the Zig-Zag cigarette paper and related accessories in the U.S. and Canada, (ii) Swedish Match, which produces all of our loose leaf chewing tobacco in the U.S., (iii) Durfort, from which we source our MYO cigar wraps and (iv) JJA, from which we source our Zig-Zag® tobacco branded cigars and cigarillos.

All of our Zig-Zag® premium cigarette papers, cigarette tubes and injectors are sourced from Bolloré, pursuant to a renewable 20-year exclusive agreement. This agreement was most recently renewed in 2012. In addition, under the terms of the agreement with Bolloré, we renegotiate pricing terms every five years. At the present time, we are operating under a temporary price structure and formula. The parties are considering a modified pricing formula and a potential new index and duration. There is no guarantee that we will be able to reach a new five-year pricing agreement with Bolloré at all or on terms satisfactory to us. Further, Bolloré sources its needs for our orders from an affiliate of one of our competitors.

All of our loose leaf tobacco products are manufactured for us by Swedish Match pursuant to a ten-year renewable agreement, which we entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, we retain the rights to all marketing, distribution and trademarks over the loose leaf brands that we own or license. We share responsibilities with Swedish Match related to process control, manufacturing activities, quality control and inventory management with respect to our loose leaf products. We rely on the performance by Swedish Match of its obligations under the agreement for the production of our loose leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or our relationship with Swedish Match, a deterioration in Swedish Match’s financial condition or an industry-wide change in business practices with respect to loose leaf tobacco products could have a material adverse effect on our business, results of operations and financial condition.

We source our MYO cigar wraps through Durfort pursuant to an agreement entered into in October 2008. We rely on Durfort to produce and package our MYO cigar wraps to our specifications. Any significant disruption in our relationship with Durfort, a deterioration in Durfort’s financial condition, an industry-wide change in business practices relating to MYO cigar wraps or our ability to source the MYO cigar wraps from them could have a material adverse effect on our business, results of operations and financial condition.

We source our Zig-Zag® tobacco branded cigars and cigarillos through JJA and its Dominican Republic partner pursuant to an agreement we entered into in April 2013. We rely on JJA to purchase and maintain an inventory all of the necessary raw materials, including packaging bearing our intellectual property, and to manufacture to our specifications and deliver the products to our designated U.S. distribution center. We cannot guarantee that JJA will continue to source sufficient quantities of our Zig-Zag® tobacco branded cigars or cigarillos in order for us to meet our customer demands. Any significant disruption in our relationship with JJA, a failure to supply us with inventory in sufficient amounts, a deterioration in JJA’s financial condition or an industry-wide change in business practices with respect to Zig-Zag® tobacco branded cigars could have a material adverse effect on our business, results of operations and financial condition.

Pursuant to agreements with certain suppliers, we have agreed to store tobacco inventory purchased on our behalf and generally maintain a 12- to 24-month supply of our various tobacco products at their facilities. We cannot guarantee that our supply of these products will be adequate to meet the demands of our customers. Further, a major fire, violent weather conditions or other disasters that affect us or any of our key suppliers or producers, including Bolloré, Swedish Match, Durfort or JJA, as well as those of our other suppliers and vendors, could have a material adverse effect on our operations. Although we have insurance coverage for some of these events, a prolonged interruption in our operations, as well as those of our producers, suppliers and vendors, could have a material adverse effect on our business, results of operations and financial condition. In addition, we do not know whether we will be able to renew any or all of our agreements on a timely basis or on terms satisfactory to us or at all.

Any disruptions in our relationships with Bolloré, Swedish Match, Durfort or JJA, a failure to renew any of our agreements, an inability or unwillingness by any supplier to produce sufficient quantities of our products in a timely manner or finding a new supplier would have a significant impact on our ability to continue distributing the same volume and quality of products and maintain our market share, even during a temporary disruption, which could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to identify or contract with new suppliers or producers in the event of a disruption to our supply.

In order to continue selling our products in the event of a disruption to our supply, we would have to identify new suppliers or producers that would be required to satisfy significant regulatory requirements. Only a limited number of suppliers or producers may have the ability to produce our products at the volumes we need, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, it may be difficult or costly to find suppliers to produce small volumes of our new products in the event we are looking only to supplement current supply as suppliers may impose minimum order requirements. In addition, we may be unable to negotiate pricing or other terms with our existing or new suppliers as favorable as those we currently enjoy. Even if we were able to successfully identify new suppliers and contract with them on favorable terms, these new suppliers would also be subject to stringent regulatory approval procedures that could result in prolonged disruptions to our sourcing and distribution processes.

Furthermore, there is no guarantee that a new third-party supplier could accurately replicate the production process and taste profile of our existing products. We cannot guarantee that a failure to adequately replace our existing suppliers would not have a material adverse effect on our business, results of operations and financial condition.

Our licenses to use certain brands and trademarks may be terminated or not renewed.

We are reliant upon brand recognition in the OTP markets in which we compete, as the OTP industry is characterized by a high degree of brand loyalty and a reluctance to switch to new or unrecognizable brands on the part of consumers. Some of the brands and trademarks under which our products are sold are licensed to us for a fixed period of time in respect of specified markets, such as our distribution and license agreement with Bolloré for use of the Zig-Zag® name and associated trademarks in connection with certain of our cigarette papers and related products.

We have two licensing agreements with Bolloré, the first of which governs licensing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes and cigarette injector machines, and the second of which governs licensing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers and e-liquids. In 2016, we generated $124.7 million in gross sales of Zig-Zag® products, of which $56.8 million was generated from products sold through our license agreement with Bolloré. In the event the licensing agreements with Bolloré are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing, marketing or otherwise promoting of cigarette papers of a competitor without Bolloré’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis or on terms satisfactory to us or at all. As a result of these restrictions, if our agreements with Bolloré are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

In the event that the licenses to use the brands and trademarks in our portfolio are terminated or are not renewed after the end of the term, there is no guarantee we will be able to find a suitable replacement, or that if a replacement is found, that it will be on favorable terms. Any loss in our brand-name appeal to our existing customers as a result of the lapse or termination of our licenses could have a material adverse effect on our business, results of operations and financial condition.

We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The tobacco industry in general, and the OTP industry in particular, is subject to changing consumer trends, demands and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and our continued success depends in part on our ability to continue to differentiate the brand names that we own or license and maintain similarly high levels of recognition with target consumers. Trends within the OTP industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that may affect consumer perception of our products include health trends and attention to health concerns associated with tobacco, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new NewGen products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from chewing tobacco to moist snuff, due in part to its increased affordability. Along with our biggest competitors in the chewing tobacco market, which also produce moist snuff, we have been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market share in these categories before we have a chance to respond.

Consumer perceptions of the overall health of tobacco-based products is likely to continue to shift, and our success depends, in part, on our ability to anticipate these shifting tastes and the rapidity with which the markets in which we compete will evolve in response to these changes on a timely and affordable basis. If we are unable to respond effectively and efficiently to changing consumer preferences, the demand for our products may decline which could have a material adverse effect on our business, results of operations and financial condition.

Regulations may be enacted in the future, particularly in light of increasing restrictions on the form and content of marketing of tobacco products that would make it more difficult to appeal to our consumers or to leverage existing recognition of the brands that we own or license. Furthermore, even if we are able to continue to distinguish our products, there can be no assurance that the sales, marketing and distribution efforts of our competitors will not be successful in persuading consumers of our products to switch to their products. Many of our competitors have greater access to resources than we do, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to our products or in our ability to effectively brand our products in a recognizable way will have a material effect on our ability to continue to sell our products and maintain our market share, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over fifty years. Industry critics include special interest groups, the U.S. Surgeon General and many legislators and regulators at the state and federal levels. A wide variety of federal, state and local laws limit the advertising, sale and use of tobacco and these laws have proliferated in recent years. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements and media campaigns and restrictions on where smokers can smoke. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for us to maintain the value of any brand.

Moreover, the current trend is toward increasing regulation of the tobacco industry, which is likely to differ between the various U.S. states and Canadian provinces in which we currently conduct the majority of our business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to our business as well, as we may be unable to accommodate such regulations in a cost-effective manner that allows us to continue to compete in an economically viable way. Regulations are often introduced without the tobacco industry’s input and have been a significant reason behind reduced industry sales volumes and increased illicit trade.

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state and local levels for additional regulation of tobacco products and it is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act prohibits the use of the U.S. Postal Service to mail most tobacco products and amends the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco comply with state tax laws. See “—There is uncertainty related to the federal regulation of NewGen products, cigars and pipe tobacco products.” Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs and have a material adverse effect on our business, results of operations and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) authorized the FDA for regulatory authority over tobacco products. The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act (“CSTHEA”), which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the U.S. Customs and Border Protection (“CBP”) and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health (“CDC”). There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition.

Our products are regulated by the FDA, which has broad regulatory powers.

Substantially all of our 2016 U.S. gross sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

Specifically, the Tobacco Control Act (i) increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings, (ii) imposes restrictions on the sale and distribution of tobacco products, including significant restrictions on tobacco product advertising and promotion as well as the use of brand and trade names, (iii) bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products, (iv) bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol, (v) requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public, (vi) authorizes the FDA to require the reduction of nicotine and the potential reduction or elimination of other constituents or additives, including menthol, (vii) establishes potentially expensive and time-consuming pre-market and “substantial equivalence” review pathways for tobacco products that are considered new, (viii) gives FDA broad authority to deny product applications thereby preventing the sale or distribution of the product subject to the application (and requiring such product to be removed from the market, if applicable), and (ix) requires tobacco product manufacturers (and certain other entities) to register with the FDA.

The FDA charges user fees based on the USDA unit calculations pro-rated to the annualized FDA congressionally allocated budget. These fees only apply to certain products currently regulated by the FDA, which include our smokeless and smoking products (other than cigarette paper products), but we may in the future be required to pay such fees on more of our products, and we cannot accurately predict which additional products may be subject to such fees or the magnitude of such fees, which could become significant.

Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that its regulations in accordance with the Tobacco Control Act could result in a decrease in cigarette and smokeless tobacco sales in the U.S. We believe that such regulation could adversely affect our ability to compete against our larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Our ability to gain efficient market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules and regulations. Some of our currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for us to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which we cannot guarantee we will be able to obtain. In addition, failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of us. To the extent we are unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on our business, results of operations and financial condition.

Many of our products contain nicotine, which is considered to be a highly addictive substance.

Many of our products contain nicotine, a chemical that is considered to be highly addictive. The Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products, but not to require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation, whether of nicotine levels or other product attributes, may require us to reformulate, recall and/or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, results of operations and financial condition.

There is uncertainty related to the federal regulation of NewGen products, cigars and pipe tobacco products.

Since their introduction, there has been significant uncertainty regarding whether, how and when tobacco regulations would apply to NewGen products, such as electronic cigarettes or other vaporizer products. Based on a decision in December 2010 by the U.S. Court of Appeals for the D.C. Circuit (the “Sottera decision”), the FDA is permitted to regulate electronic cigarettes containing tobacco-derived nicotine as “tobacco products” under the Tobacco Control Act.

Effective August 8, 2016, FDA’s regulatory authority under the Tobacco Control Act was extended to all remaining tobacco products, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts

(such as cigar tobacco); (iii) pipe tobacco, (iv) hookah products; or (v) any other tobacco product “newly deemed” by FDA. These deeming regulations apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters).

The deeming regulations require us to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly-deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and our other products, which could have a material adverse impact on our ability and the cost to manufacture our products.

Marketing authorizations will be necessary in order for us to continue our distribution of NewGen and cigar and pipe tobacco products. Compliance dates vary depending upon type of application submitted, but all newly-deemed products will require an application no later than February 8, 2018 (substantial equivalence filing) or August 8, 2018 (pre-market application filing) with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods. We intend to timely file for the appropriate authorizations to allow us to sell our products in the U.S. We have no assurances that the outcome of such processes will result in our products receiving marketing authorizations from the FDA. We also have certain previously-regulated tobacco products which remain subject to “provisional” substantial equivalence filings made on March 22, 2011. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product (which have yet to be issued by FDA). Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in our NewGen and cigar and pipe tobacco product markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell our electronic and vaporizer products. At present, we are not able to predict whether the Tobacco Control Act will impact our products to a greater degree than competitors in the industry, thus affecting our competitive position.

Furthermore, neither the Prevent All Cigarette Trafficking Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Significant increases in state and local regulation of our NewGen products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

There has been increasing activity on the state and local levels with respect to scrutiny of NewGen products. State and local governmental bodies across the U.S. have indicated NewGen products may become subject to new laws and regulations at the state and local levels. For example, in January 2015, the California Department of Health declared electronic cigarettes a health threat that should be strictly regulated like tobacco products. Further, some states and cities have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. Many states and some cities have passed laws restricting the sale of electronic cigarettes and vaporizer products to minors. If one or more states from which we generate or anticipate generating significant sales of NewGen products bring actions to prevent us from selling our NewGen products unless we obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues. Additional city, state or federal regulators, municipalities, local governments and private industry may enact rules and regulations restricting the use of electronic cigarettes and vaporizer products in those same places where cigarettes cannot be smoked. Because of these restrictions, our customers may reduce or otherwise cease using our NewGen products, which could have a material adverse effect on our business, results of operations and financial condition.

Increases in tobacco-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

Tobacco products, premium cigarette papers and tubes have long been subject to substantial federal, state and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize smoking. Since 1986, smokeless products have been subject to federal excise tax. Smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported.

Since the State Children’s Health Insurance Program (“S-CHIP”) reauthorization in early 2009, which utilizes, among other things, taxes on tobacco products to fund health insurance coverage for children, the federal excise tax increases adopted have been substantial and have materially reduced sales in the “roll your own” (“RYO”) /MYO cigarette smoking products market, and also caused volume declines in other markets. Although the RYO/MYO cigarette smoking tobacco and related products market had been one of the fastest growing markets in the tobacco industry in the five years prior to 2009, the reauthorization of S-CHIP increased the federal excise tax on RYO tobacco from $1.10 to $24.78 per pound, and materially reduced the MYO cigarette smoking tobacco market in the U.S. There have not been any increases announced since 2009, but we cannot guarantee that we will not be subject to further increases, nor whether any such increases will affect prices in a way that further deters consumers from purchasing our products and/or affects our net revenues in a way that renders us unable to compete effectively.

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco products, and many have raised or proposed to raise excise taxes in recent years. Approximately one-half of the states tax MST on weight-based versus unit-based. Additional states may consider adopting such revised tax structures as well. Tax increases, depending on their parameters, may result in consumers switching between tobacco products or depress overall tobacco consumption, which is likely to result in declines in overall sales volumes.

Any future enactment of increases in federal or state excise taxes on our tobacco products or rulings that require certain of our products to be categorized differently for excise tax purposes could adversely affect demand for our products and may result in consumers switching between tobacco products or a depression in overall tobacco consumption, which would have a material adverse effect on our business, results of operations and financial condition.

If our NewGen products become subject to increased taxes it could adversely affect our business.

Presently the sale of NewGen products is generally not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of January 1, 2017, the District of Columbia, Kansas, Louisiana, Minnesota, North Carolina, Pennsylvania, West Virginia and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. In addition, the state of California has passed legislation approving excise taxes that will take effect in April 2017. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty free allowances for travelers; and
•	encouraging litigation against tobacco companies.

If the U.S. becomes a signatory to the FCTC and/or national laws are enacted in the U.S. that reflect the major elements of the FCTC, our business, results of operations and financial condition could be materially and adversely affected. If NewGen products become subject to one or more of the significant regulatory initiatives proposed under the FCTC, our NewGen products segment may also be materially adversely affected.

As part of our strategy, we have begun strategic international expansions, such as introducing our moist snuff tobacco products in South America and cigar products in Canada. This and other future expansions may subject us to additional or increasing international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

Liquid vapor products containing nicotine have not been approved for sale in Canada. Some Canadian provinces have restricted sales and marketing of electronic cigarettes, and other provinces are in the process of passing similar legislation. Furthermore, some Canadian provinces have limited the use of electronic cigarettes and vaporizer products in public places. As a result, we are unable to market these products in the relevant parts of Canada. These measures, and any future measures taken to limit the marketing, sale and use of NewGen products may have a material adverse effect on our business, results of operations and financial condition.

To the extent our existing or future products become subject to international regulatory regimes that we are unable to comply with or fail to comply with, they may have a material adverse effect on our business, results of operations and financial condition.

Our distribution efforts rely in part on our ability to leverage relationships with large retailers and national chains.

Our distribution efforts rely in part on our ability to leverage relationships with large retailers and national chains to sell and promote our products, which is dependent upon the strength of the brand names that we own or license and our salesforce effectiveness. In order to maintain these relationships, we must continue to supply products that will bring steady business to these retailers and national chains. We may not be able to sustain these relationships or establish other relationships with such entities, which could have a material adverse effect on our ability to execute our branding strategies, our ability to access the end-user markets with our products or our ability to maintain our relationships with the producers of our products. For example, if we are unable to meet benchmarking provisions in contracts or if we are unable to maintain and leverage our retail relationships on a scale sufficient to make us an attractive distributor, it would have a material adverse effect on our ability to source products, and on our business, results of operations and financial condition.

In addition, there are factors beyond our control that may prevent us from leveraging existing relationships, such as industry consolidation. If we are unable to develop and sustain relationships with large retailers and national chains, or are unable to leverage those relationships due to factors such as a decline in the role of brick-and-mortar retailers in the North American economy, our capacity to maintain and grow brand and product recognition and increase sales volume will be significantly undermined. In such an event, we may ultimately be forced to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

We have a substantial amount of indebtedness that could affect our financial condition.

We currently have $145 million outstanding under our 2017 First Lien Credit Agreement, $55.0 million outstanding under our 2017 Second Lien Credit Facility and $31.5 million of borrowings outstanding under our 2017 Revolving Credit Facility, with the ability to borrow an additional $18.5 million under the 2017 Revolving Credit Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

Our substantial amount of indebtedness could limit our ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;
•	plan for, or react to, changes in our business and the industries in which we operate;
•	make future acquisitions or pursue other business opportunities;
•	react in an extended economic downturn; and
•	pay dividends to the extent we determine to do so in the future.

The terms of the agreement governing our indebtedness may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our 2017 Revolving Credit Facility, 2017 First Lien Credit Agreement and 2017 Second Lien Credit Facility contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;
•	pay dividends and make other restricted payments;
•	create liens;
•	make investments and acquisitions;
•	engage in sales of assets and subsidiary stock;
•	enter into sale-leaseback transactions;
•	enter into transactions with affiliates;
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and
•	enter into certain hedging agreements.

Our 2017 Revolving Credit Facility, 2017 First Lien Credit Agreement and 2017 Second Lien Credit Facility also require us to maintain certain financial ratios. As of December 31, 2016, we were in compliance with the financial and restrictive covenants in our previous debt facility. However, a failure by us to comply with the covenants or financial ratios in our debt instruments could result in an event of default under the applicable facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our 2017 Revolving Credit Facility, 2017 First Lien Credit Agreement or 2017 Second Lien Credit Facility, the lenders under our debt instruments could elect to declare all amounts outstanding under such instruments to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under our 2017 Revolving Credit Facility, 2017 First Lien Credit Agreement or 2017 Second Lien Credit Facility were to be accelerated, which would cause an event of default and a cross-acceleration of our obligations under our other debt instruments, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition and may fail to compete effectively.

We are subject to significant competition across our segments, and compete against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets.

The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Our principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and Reynolds American Inc., as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than us and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the planned acquisition of Reynolds American, In. by British American Tobacco p.l.c. which is expected to close in the third quarter of 2017 and the June 2015 acquisition of Lorillard Inc. by Reynolds American Inc. Industry consolidation could result in a more competitive environment if our competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than ours. Any inability to compete due to our smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on our business, results of operations and financial condition.

The competitive environment and our competitive position is also significantly influenced by economic conditions, the state of consumer confidence, competitors’ introduction of low-priced products or innovative products, higher taxes, higher absolute prices and larger gaps between price categories and product regulation that diminishes the consumer’s ability to differentiate tobacco products. Due to the impact of these factors, as well as higher state and local excise taxes and the market share of deep discount brands, the tobacco industry has become increasingly price competitive. As we seek to adapt to the price competitive environment, our competitors that are better capitalized may be able to sustain price discounts for long periods of time by spreading the loss across their expansive portfolios, with which we are not positioned to compete.

Competition in the electronic cigarette and vaporizer products industry is particularly intense. The nature of our NewGen product competitors is varied as the market is highly fragmented. In addition, some marketers still have the ability to access sales channels through the mail, which is no longer available in the markets for traditional tobacco products, and which facilitates market access for a range of competitors who would otherwise find themselves at a competitive disadvantage in a brick-and-mortar context.

“Big tobacco” has also established its presence in the NewGen products market. There can be no assurance that our products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, there are currently no U.S. restrictions on advertising electronic cigarettes and vaporizer products and competitors, including “big tobacco,” may have more resources than us for advertising expenses, which could have a material adverse effect on our ability to build and maintain market share, and thus have a material adverse effect on our business, results of operations and financial condition.

The market for NewGen products is a niche market, subject to a great deal of uncertainty and is still evolving.

Vaporizer products and electronic cigarettes, having recently been introduced to market, are at an early stage of development, and represent core components of a niche market that is evolving rapidly and is characterized by a number of market participants. Rapid growth in the use of, and interest in, vaporizer products and electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market. Continued evolution, uncertainty and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to effectively compete in the NewGen products marketplace.

We may become subject to significant product liability litigation.

The tobacco industry has experienced and continues to experience significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against us and other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. There are several such suits pending against us with limited activity. In addition to the risks to our business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on our business and operations. For a description of current material litigation to which we or our subsidiaries are a party, see “Item 3. Legal Proceedings.” We cannot predict with certainty the outcome of these claims and there can be no assurance that we will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on our business, results of operations and financial condition.

In addition to current and potential future claims related to our smoking and smokeless products, we may be subject to claims in the future relating to our NewGen products. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over NewGen products or the regulation of our products as the regulatory regimes surrounding these products develop.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with our NewGen products, which could have a material adverse effect on our business, results of operations and financial condition.

The scientific community has not yet studied extensively the long-term health effects of electronic cigarette, vaporizer or e-liquids products use.

Electronic cigarettes, vaporizers and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations and financial condition.

We are required to maintain and contribute cash amounts to an escrow account in order to be compliant with a settlement agreement between us and certain U.S. states and territories.

In November 1998, the major U.S. cigarette manufacturers entered into the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”) with 46 U.S. states and certain U.S. territories and possessions. Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include a manufacturer of RYO/MYO cigarette tobacco) has the option of either becoming a signatory to the MSA, or, as we have elected, operating as a non-participating manufacturer (“NPM”) by funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. These NPM escrow accounts are governed by states’ escrow and complementary statutes that are generally monitored by the Office of the State Attorney General. The statutes require NPM companies to deposit, on an annual basis, into qualified banks’ escrow funds based on the number of cigarettes or cigarette equivalents, which is measured by pounds of RYO/MYO tobacco sold. NPM companies are, within specified limits, entitled to direct the investment of the escrowed funds and withdraw any interest or appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment. The investment vehicles available to us are specified in the state escrow agreements and are limited to low-risk government securities.

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes or MYO tobacco that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. We believe we have been and are currently fully compliant with all applicable laws, regulations and statutes, although compliance-related issues may, from time to time, be disruptive to our business, any of which could have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the NPM escrow account statutes, in order to be compliant with the NPM escrow requirements, we are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year with each year’s deposit being released from escrow after 25 years. We have deposited less than $0.1 million relating to 2016 sales and anticipate deposits of less than $0.1 million relating to 2016 sales during April 2017. As of December 31, 2016, we had made deposits of approximately $31.9 million.

Although no such legislation has been proposed or enacted, future changes to the MSA, such as legislation that extends the MSA to products to which it does not currently apply, or legislation that limits the ability of companies to receive unused escrow funds after 25 years, may have a material adverse effect on our business, results of operations and financial condition.

Despite the amounts maintained and funded to the escrow account, compliance with the funding requirements for the escrow account does not necessarily prevent future federal and/or state regulations with respect to the OTP industry from having a material adverse effect on our business, results of operations and financial condition.

Competition from illicit sources may have an adverse effect on our overall sales volume, restricting the ability to increase selling prices and damaging brand equity.

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products and locally manufactured products on which applicable taxes are evaded, represent a significant and growing threat to the legitimate tobacco industry. Factors such as increasing tax regimes, regulatory restrictions, compliance requirements and economic downturn are encouraging more consumers to switch to illegal, cheaper tobacco products and providing greater rewards for smugglers. Illicit trade can have an adverse effect on our overall sales volume, restrict the ability to increase selling prices, damage brand equity and may lead to commoditization of our products.

Although we combat counterfeiting of our products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect our products from retailers in order to be tested by our quality control team, maintaining a quality control group that is responsible for identifying counterfeit products and using a private investigation firm to help perform surveillance of retailers we suspect are selling counterfeit products, no assurance can be given that we will be able to detect or stop sales of all counterfeit products. In addition, we have in the past and will continue to bring suits against retailers and distributors that sell certain counterfeit products. While we have been successful in securing financial recoveries from and helping to obtain criminal convictions of counterfeiters in the past, no assurance can be given that we will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products. Even if we are successful, such suits could consume a significant amount of management’s time and could also result in significant expenses to the company. Any failure to track and prevent counterfeiting of our products could have a material adverse on our ability to maintain or effectively compete for the products we distribute under our brand names, which would have a material adverse effect on our business, results of operations and financial condition.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy is dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers, or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’ and retailers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ and distributors’ financial information, our security and testing measures may not prevent security breaches, and breaches of privacy may occur and could harm our business. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

Contamination of, or damage to, our products could adversely impact sales volume, market share and profitability.

Our market position may be affected through the contamination of our tobacco supply or products during the manufacturing process or at different points in the entire supply chain. We keep significant amounts of inventory of our products in warehouses and it is possible that this inventory could become contaminated prior to arrival at our premises or during the storage period. If contamination of our inventory or packaged products occurs, whether as a result of a failure in quality control by us or by one of our suppliers, we may incur significant costs in replacing the inventory and recalling products. We may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

Under the terms of our contracts, we impose requirements on our suppliers to maintain quality and comply with product specifications and requirements, and on our third-party co-manufacturer to comply with all federal, state and local laws. These third-party suppliers, however, may not continue to produce products that are consistent with our standards or that are in compliance with applicable laws, and we cannot guarantee that we will be able to identify instances in which our third-party suppliers fail to comply with our standards or applicable laws. A loss of sales volume from a contamination event may occur, and such a loss may affect our ability to supply our current customers and to recapture their business in the event they are forced to switch products or brands, even if on a temporary basis. We may also be subject to legal action as a result of a contamination, which could result in negative publicity and lower sales. During this time, our competitors may benefit from an increased market share that could be difficult and costly to regain. Such a contamination event could have a material adverse effect on our business, results of operations and financial condition.

Our intellectual property may be infringed.

We currently rely on trademark and other intellectual property rights to establish and protect the brand names and logos we own or license. Third parties have in the past infringed, and may in the future infringe, on these trademarks and our other intellectual property rights. Our ability to maintain and further build brand recognition is dependent on the continued and exclusive use of these trademarks, service marks and other proprietary intellectual property, including the names and logos we own or license. Despite our attempts to ensure these intellectual property rights are protected, third parties may take actions that could materially and adversely affect our rights or the value of this intellectual property. Any litigation concerning our intellectual property rights, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. Expenses related to protecting our intellectual property rights, the loss or compromise of any of these rights or the loss of revenues as a result of infringement could have a material adverse effect on our business, results of operations and financial condition, and may prevent the brands we own or license from growing or maintaining market share.

Third parties may claim that we infringe their intellectual property and trademark rights.

Competitors in the tobacco products market have claimed, and others may claim, that we infringe their proprietary rights. In particular, we have been involved in ongoing litigation with the Republic Group concerning the Zig-Zag® trademark in certain territories outside the U.S. and Canada. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages.

We may fail to manage our growth.

We have expanded over our history and intend to grow in the future. For example, we acquired the Stoker’s® brand in 2003, and have continued to develop it through the introduction of new products, such as moist snuff in 2009. We have also focused on growing our relationships with our key suppliers through expansion into new product lines, such as the addition of cigarillos, which are sourced by JJA, and MYO cigar wraps, which are sourced from Durfort. In addition, the acquisition of VaporBeast will accelerate our entry into the non-traditional retail channels. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while maintaining the quality of our products and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all OTP product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into our business;
•	difficulties integrating information systems;
•	the potential loss of key employees of acquired companies;
•	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or
•	the diversion of management attention from existing operations.

We may fail to achieve the expected benefits of the VaporBeast acquisition and to integrate VaporBeast’s operations with ours which could adversely affect our operating results.

We are in the process of integrating and expect to achieve some synergies from the acquisition of VaporBeast. However, we cannot be certain whether, and to what extent, synergies will be realized in connection with the VaporBeast transaction in the future. Such integration may be complex and the failure to do so efficiently and effectively may negatively affect earnings.

We are subject to fluctuations in our results that make it difficult to track trends and develop strategies in the short-term.

In response to competitor actions and pricing pressures, we have engaged in significant use of promotional and sales incentives. We regularly review the results of our promotional spending activities and adjust our promotional spending programs in an effort to maintain our competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. Additionally, promotional activity significantly increases net sales in the month in which it is initiated and net sales are adversely impacted in the month after a promotion. Accordingly, based upon the timing of our marketing and promotional initiatives, we have and may continue to experience significant variability in our results, which could affect our ability to formulate strategies that allow us to maintain our market presence across volatile periods. If our fluctuations obscure our ability to track important trends in our key markets, it may have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risks of exchange rate fluctuations.

Currency movements and suppliers’ price increases relating to premium cigarette papers and cigarette tubes are the primary factors affecting our cost of sales. These products are purchased from Bolloré and we make payments in euros. Thus, we bear certain foreign exchange rate risk for certain of our inventory purchases. In addition, as part of our strategy, we have begun strategic international expansions, such as introducing our MST products in South America. As a result, we may be more sensitive to the risks of exchange rate fluctuations. To manage this risk, we sometimes utilize short-term forward currency contracts to purchase euros for our inventory purchases. We have a foreign exchange currency policy which governs our hedging of risk. While we engage in hedging transactions from time to time, no assurance can be made that we will be successful in eliminating currency exchange risks or that changes in currency rates will not have a material adverse effect on our business, results of operations and financial condition.

Adverse U.S. and global economic conditions could negatively impact our business, prospects, results of operations, financial condition or cash flows.

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A material decline in the economic conditions affecting consumers, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Electronic cigarettes, vaporizer and e-liquid products are relatively new to market and may be regarded by users as a novelty item and expendable. As such, demand for our NewGen products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations and financial condition.

Our supply to our wholesalers and retailers is dependent on the demands of their customers who are sensitive to increased sales taxes and economic conditions affecting their disposable income.

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as of OTP, may decline during recessionary periods or at other times when disposable income is lower and taxes may be higher.

In addition, states such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to our online sales of NewGen products into those states, and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. The requirement to collect, track and remit taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.

Our failure to comply with certain environmental, health and safety regulations could adversely affect our business.

The storage, distribution and transportation of some of the products that we sell are subject to a variety of federal and state environmental regulations. In addition, our manufacturing facilities are similarly subject to federal, state and local environmental laws. We are also subject to operational, health and safety laws and regulations. Our failure to comply with these laws and regulations could cause a disruption in our business, an inability to maintain our manufacturing resources, and additional and potentially significant remedial costs and damages, fines, sanctions or other legal consequences that could have a material adverse effect on our business, results of operations and financial condition.

The departure of key management personnel and the failure to attract and retain talent could adversely affect our operations.

Our success depends upon the continued contributions of our senior management. Our ability to implement our strategy of attracting and retaining the best talent may be impaired by the decreasing social acceptance of OTP usage. The OTP industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance. As a result, we may be unable to attract and retain the best talent, which could have a material adverse effect on our business, results of operations and financial condition.

The value of our deferred tax assets could adversely affect our operating results.

The value of our deferred tax assets could be adversely affected by a change in statutory tax rates. For example, President Trump’s administration has indicated it will propose reductions to the corporate statutory tax rate. A decline in the federal corporate tax rate may lower the Company’s tax provision expense; however, it may also significantly decrease the value of the Company’s deferred tax assets, which would result in a reduction of net income in the period in which the tax change is enacted. Further, there is no assurance that any potential tax savings from a reduction in corporate tax rates, if enacted, would be realized to the extent anticipated or at all.

Imposition of significant tariffs on imports into the U.S., could have a material and adverse effect on our business.

We are required to purchase all our cigarette papers, cigarette tubes and cigarette injector machines from Bolloré in France, and we source our Zig-Zag® branded cigars and cigarillos and other products from the Dominican Republic. President Trump and his administration have made comments that indicate an intention to impose significant tariffs on goods and services imported from outside the U.S. If the U.S. were to impose such tariffs, it is likely to make it more costly for us to import goods from other countries. As a result, our business, financial condition and results of operations could be materially adversely affected.

The reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price.

We are an “emerging growth company” as defined under the federal securities laws. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we may rely on these exemptions, which include but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act (“Section 107”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to opt out of the extended transition period for complying with the revised accounting standards.

If investors find our common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our common stock and our stock price may be more volatile or decrease.

We may lose our status as an emerging growth company before the five-year maximum time period a company may retain such status.

We have elected to rely on the exemptions and reduced disclosure requirements applicable to emerging growth companies and expect to continue to do so. However, we may choose to “opt out” of such reduced disclosure requirements and provide disclosure required for companies that do not qualify as emerging growth companies. In addition, we chose to opt out of the provision of the JOBS Act that permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Section 107 provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards would be irrevocable.

Furthermore, although we are able to remain an emerging growth company for up to five years, we may lose such status at an earlier time if (i) our annual gross revenues exceed $1 billion, (ii) we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) we issued more than $1 billion in non-convertible debt during the preceding three-year period.

When we lose our emerging growth company status, whether due to an election, the end of the five-year period, or one of the circumstances listed in the preceding paragraph, the emerging growth company exemptions will cease to apply and we expect we will incur additional expenses and devote increased management effort toward ensuring compliance with the non-emerging growth company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of the change in our status under the JOBS Act or the timing of such costs, though such costs may be substantial.

Our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers.

Funds managed by Standard General L.P. (together with the funds it manages, “Standard General”) and Fort George Investments, LLC (“Fort George”), are significant stockholders. Standard General beneficially owns approximately 54.1% of our common stock. Thomas Helms, our Chairman, directly or indirectly holds approximately 9.3% of our common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, our significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

On November 25, 2016, Standard General and Thomas Helms entered into a contribution and exchange agreement whereby, in the aggregate, they will contribute approximately 52% of our issued and outstanding stock in exchange for newly issued shares of Class A Common Stock of Special Diversified Opportunities Inc. (“SDOI”). As a result of the exchange and contribution which is expected to close in the second quarter 2017, SDOI will own approximately 52% of our stock and Standard General and Thomas Helms will own approximately 90.9% of SDOI’s issued and outstanding stock.

Our certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against Standard General in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, Standard General may have differing interests than our other stockholders. In addition, Standard General is permitted to engage in business activities or invest in or acquire businesses which may compete with or do business with any competitors of ours.

Furthermore, Standard General is in the business of managing investment funds and therefore may pursue acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us.

Our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation, bylaws and applicable law could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	limitations on the removal of directors;
•	limitations on the ability of our stockholders to call special meetings;
•	limitations on stockholder action by written consent;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•	limitations on the ability of our stockholders to fill vacant directorships or amend the number of directors constituting our board of directors.

Our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of our common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights.

For so long as we or one of our subsidiaries is party to any of the Bolloré distribution agreements, our certificate of incorporation will limit the ownership of our common stock by any “Restricted Investor” to 14.9% of our outstanding common stock and shares convertible or exchangeable therefor (including our non-voting common stock) (the “Permitted Percentage”). A “Restricted Investor” is defined as: (i) any entity that directly or indirectly manufactures, sells, markets, distributes or otherwise promotes cigarette paper booklets, filter tubes, injector machines or filter tips in the United States, the District of Columbia, the territories, possessions and military bases of the United States and the Dominion of Canada (a “Bolloré Competitor”), (ii) any entity that owns more than a 20% equity interest in any Bolloré Competitor, or (iii) any person who serves as a director or officer of, or any entity that has the right to appoint an officer or director of, any Bolloré Competitor or of any Entity that owns more than a 20% equity interest in any Bolloré Competitor (each, a “Restricted Investor”). Our certificate of incorporation further provides that any issuance or transfer of shares to a Restricted Investor in excess of the Permitted Percentage will be ineffective as against us and that neither we nor our transfer agent will register the issuance or transfer of shares or be required to recognize the transferee or owner as a holder of our common stock for any purpose except to exercise our remedies described below. Any shares in excess of the Permitted Percentage in the hands of a Restricted Investor will not have any voting or dividend rights and are subject to redemption by us in our discretion. The liquidity or market value of the shares of our common stock may be adversely impacted by such transfer restrictions.

As a result of the above provisions, a proposed transferee of our common stock that is a Restricted Investor may not receive any return on its investment in shares it purchases or owns, as the case may be, and it may sustain a loss. We are entitled to redeem all or any portion of such shares acquired by a Restricted Investor in excess of the Permitted Percentage (“Excess Shares”) at a redemption price based on a fair market value formula that is set forth in our certificate of incorporation, which may be paid in any form, including cash or promissory notes, at our discretion. Excess Shares not yet redeemed will not be accorded any voting, dividend or distribution rights while they constitute Excess Shares. As a result of these provisions, a stockholder who is a Restricted Investor may be required to sell its shares of our common stock at an undesirable time or price and may not receive any return on its investment in such shares. However, we may not be able to redeem Excess Shares for cash because our operations may not have generated sufficient excess cash flow to fund the redemption and we may incur additional indebtedness to fund all or a portion of such redemption, in which case our financial condition may be materially weakened.

Our certificate of incorporation permits us to require that owners of any shares of our common stock provide certification of their status as a Restricted Investor. In the event that a person does not submit such documentation, our certificate of incorporation provides us with certain remedies, including the suspension of the payment of dividends and distributions with respect to shares held by such person and deposit of any such dividends and distributions into an escrow account. As a result of non-compliance with these provisions, an owner of the shares of our common stock may lose significant rights associated with those shares.

Although our certificate of incorporation contains the above provisions intended to assure compliance with the restrictions on ownership of our common stock by Restricted Investors, we may not be successful in monitoring or enforcing the provisions. A failure to enforce or otherwise maintain compliance could lead Bolloré to exercise its termination rights under the agreements, which would have a material and adverse effect on the Company’s financial position and its results of operations.

In addition to the risks described above, the foregoing restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for our common stock or that might otherwise be in the best interest of our stockholders.

Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders.

We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities.

We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2016, we operated manufacturing, distribution, office and warehouse space in the U.S. with a total floor area of approximately 337,841 square feet. Previously, all of this footage was leased. On October 31, 2016, we purchased the Dresden, Tennessee facility for approximately $1.3 million. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our two manufacturing and distribution facilities are located in Louisville, Kentucky and Dresden, Tennessee. We believe our facilities are generally adequate for our current and anticipated future use.

The following table describes our principal properties as of December 31, 2016:

Location	Principal Use	Square Feet	Owned or Leased
Darien, CT	Administrative office	1,950	Leased

Louisville, KY	Corporate offices, Manufacturing, R&D, warehousing and distribution	248,800	Leased

Carlsbad, CA	Administrative office	10,491	Leased

Dresden, TN	Manufacturing and administration	76,600	Owned
Item 3.	Legal Proceedings

We are a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which we are a party, see “Financial Statements and Supplementary Data - Note 2 Summary of Significant Accounting Policies: Risk and Uncertainties.” There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such.

Other major tobacco companies are defendants in a number of product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant, and could have a material adverse effect on our business and results of operations. We cannot guarantee that we will not become defendants in such product liability cases in the future. We are currently a defendant in certain cases which have been dormant for many years. Plaintiffs’ counsel appears to be trying to revive the cases but it is unclear that they are still viable. Should these cases become active again, the time and expense associated with litigating these cases could have a material adverse effect on our business and results of operations. See “Risk Factors—We may become subject to significant product liability litigation.”

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Listed below are the executive officers of the Company. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Thomas F. Helms, Jr., age 76, currently serves as our Chairman, a position he has served in since May 2016. Previously, Mr. Helms served as Executive Chairman of the board of directors from May 2006 to May 2016 and as Non-Executive Chairman of the board of directors from June 1997 to May 2006. Mr. Helms has also formerly served as our President. In 1988, Mr. Helms formed our predecessor to acquire certain loose leaf chewing tobacco assets of Lorillard, Inc. Mr. Helms served as President and Chief Executive Officer of Culbro Corporation’s smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. From 1964 to 1979, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon, Inc.

Lawrence S. Wexler, age 64, has served as our President and CEO since June 2009 and as President and Chief Operating Officer of NATC, our primary operating subsidiary since June 2006. Prior to June 2006, Mr. Wexler had been the Chief Operating Officer of NATC since June 2005, and prior to that, the President and Chief Operating Officer of one of our other subsidiaries since December 2003. Mr. Wexler was a consultant to a number of emerging marketing, communication and financial companies, advising them on financial, marketing and strategic matters, at times in an operating role from 1998 to 2003. From 1977 to 1998, he was employed by Philip Morris, USA in various positions in the Sales, Marketing and Finance Departments. As Group Director, Discount Brands, his group introduced the Basic and Alpine brands. He served as Senior Vice President of Marketing from 1992 to 1993 and Senior Vice President Finance, Planning and Information Services from 1993 until his departure in 1998. Mr. Wexler holds a bachelor of science in administrative science from Yale and a master of business administration from Stanford.

Mark A. Stegeman, age 55, has served as our Chief Financial Officer and Senior Vice President since August 2015. Prior to joining us, Mr. Stegeman was Vice President and Assistant Treasurer at Brown-Forman Corporation, a producer of premium spirits, from 2007 to 2015. Mr. Stegeman previously served as Vice President and Treasurer of La-Z-Boy Incorporated from 2001 to 2007. Mr. Stegeman was Vice President & Relationship Manager at UBS from 2000 to 2001, Citigroup from 1997 to 2000 and KeyBank from 1987 to 1997. He was a Senior Audit Accountant at PricewaterhouseCoopers from 1982 to 1987. Mr. Stegeman holds a bachelor of business administration and a master of business administration, both from the University of Toledo.

James W. Dobbins, age 57, has been our Senior Vice President, General Counsel and Secretary since June 1999 and has served in various roles in our legal department since joining us in June 1999. Prior to joining us, Mr. Dobbins was in private practice in North Carolina and held various positions in the legal department of Liggett Group Inc., a major cigarette manufacturer, including, at the time he left that company, Vice President, General Counsel and Secretary. Mr. Dobbins has also practiced as an outside litigation attorney with Webster & Sheffield, a New York law firm, representing a variety of clients including Liggett Group Inc. Prior to joining Webster & Sheffield, he served as a law clerk to the Honorable J. Daniel Mahoney, U.S. Circuit Judge for the Second Circuit Court of Appeals. Mr. Dobbins holds a bachelor of arts in mathematics and political science from Drew University and a J.D. from Fordham University School of Law.

James Murray, age 56, has served as our Senior Vice President of Business Planning since 2005. Prior to 2005, Mr. Murray was our Senior Vice President of Sales and Marketing since 2002, and prior to that, our Vice President of Marketing since 2000. Previously, Mr. Murray held various marketing positions at Brach’s Confections from 1995 to 1999 and various sales and marketing positions at American Tobacco (American Brands) from 1985 to 1994. Mr. Murray also held various sales and research positions at Schrafft’s Ice Cream and Nielsen Research from 1982 to 1985. Mr. Murray holds a bachelor of science in marketing from Fairfield University and a master of business administration from Fordham University.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock (par value $0.01 per share) is listed is the New York Stock Exchange under the symbol “TPB”. At March 6, 2017, there were approximately 296 holders of record of Turning Point Brands, Inc.’s common stock.

The table below discloses the high and low sales prices per share for Turning Point Brands, Inc.’s common stock as reported by the New York Stock Exchange.

	High	Low
For the year ended December 31, 2016
Fourth Quarter	$15.75	$11.67
Third Quarter	$16.08	$8.67
Second Quarter	$12.10	$6.46

Dividends. We have not paid dividends to holders of our common stock within the past five years. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, acquisition opportunities, business prospects and other factors that our board of directors considers relevant. Furthermore, because we are a holding company, any dividend payments would depend on the cash flow of our subsidiaries.

Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2017 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2016.

Performance graph

The graph below compares the cumulative total shareholder return of Turning Point Brands, Inc. common stock since our initial public offering on May 11, 2016 with the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes an initial investment of $100 on May 11, 2016, and that all dividends were reinvested. The cumulative returns shown represent the value that these investments would have had on December 31, 2016.

Sales of unregistered securities. Not applicable.

Use of proceeds. On May 10, 2016, the SEC declared our registration statement on Form S-1 (File No. 333-207816)) effective for our IPO. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 12, 2016.

Issuer purchases of equity securities. No shares of common stock were purchased during 2016.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. Prior years have been restated for comparison purposes due to the adoptions of ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost and ASU 2015-17, Income Taxes (Topic 740): Balance sheet classification of deferred taxes. A reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure is presented following the Selected Financial Data.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Net sales	$206,228	$197,256	$200,329	$193,304	$186,741
Cost of sales	105,872	100,960	107,165	103,043	100,856
Gross profit	100,356	96,296	93,164	90,261	85,885
Selling, general and administrative expenses	56,771	51,785	45,108	46,849	41,429
Operating income	43,585	44,511	48,056	43,412	44,456
Interest expense and financing costs	26,621	34,284	34,311	44,094	43,048
Investment income	(768)	—	—	—	—
Loss on extinguishment of debt	2,824	—	42,780	441	—
Income (loss) before income taxes	14,908	10,227	(29,035)	(1,123)	1,408
Income tax expense (benefit)	(12,005)	1,078	370	486	978
Net income (loss)	$26,913	$9,149	$(29,405)	$(1,609)	$430
	2016	2015	2014	2013	2012
Basic income (loss) per common share:
Net income (loss)	$1.63	$1.27	$(4.07)	$(0.22)	$0.06
Diluted income (loss) per common share:
Net income (loss)	$1.49	$1.10	$(4.07)	$(0.22)	$0.05
Weighted average common shares outstanding:
Basic	16,470,352	7,198,081	7,223,378	7,288,993	7,288,993
Diluted	18,015,545	8,354,387	7,223,378	7,288,993	8,703,965

Other Financial Information:
Net cash provided by operating activities	$9,128	$24,430	$6,025	$3,026	$2,465
Net cash provided by (used in) investing activities	(26,832)	(2,030)	(1,314)	(723)	6,287
Net cash provided by (used in) financing activities	15,734	(26,032)	(31,623)	10,641	(914)
Capital expenditures	(3,207)	(1,602)	(1,314)	(729)	(739)
Depreciation and amortization	1,285	1,059	933	932	1,006
EBITDA(1)	42,814	45,570	6,209	43,903	45,462
Adjusted EBITDA(1)	52,449	50,604	48,792	49,609	48,699
Adjusted EBITDA Margin(1)	25.4%	25.7%	24.4%	25.7%	26.1%
Leverage Ratio(2)	4.1x	5.7x	6.1x	5.2x	5.2x

Balance Sheet Data:
Cash	$2,865	$4,835	$8,467	$35,379	$22,435
Working capital	37,289	42,815	42,738	68,499	53,765
Total assets	285,020	242,463	242,568	287,049	256,457
Total debt	218,225	292,440	304,916	294,007	274,542
Total liabilities	250,962	324,075	334,140	350,484	322,002
Total stockholders' equity (deficit)	34,058	(81,612)	(91,572)	(63,434)	(65,545)
(1)	EBITDA and Adjusted EBITDA are not financial measures recognized under U.S. generally accepted accounting principles (“GAAP”). We define “EBITDA” as net income before depreciation and amortization, interest expense and provision for income taxes. We define “Adjusted EBITDA” as net income before depreciation and amortization, interest expense, provision for income taxes, loss on extinguishment of debt, other non-cash items and other items that we do not consider ordinary course in our evaluation of ongoing operating performance. “Adjusted EBITDA Margin” is defined as the Adjusted EBITDA for that period divided by the net sales for that period. We present EBITDA and Adjusted EBITDA in this Form 10-K because they are key metrics used by management and our board of directors to assess our financial performance and are also used by management to assess performance for the purposes of our executive compensation programs. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are appropriate measures of operating performance because they eliminate the impact of expenses that do not relate to business performance.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	They do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	They do not reflect changes in, or cash requirements for, our working capital needs;
•	They do not reflect our significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt; and
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin do not reflect any cash requirements for such replacements.
(2)	Leverage Ratio - We calculate our Leverage Ratio by dividing Total debt less Cash by Adjusted EBITDA. Management believes that our leverage ratio is an important indicator of our ability to service our indebtedness.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods indicated.

	Year Ended December 31,
(U.S. dollars in thousands)	2016	2015	2014	2013	2012
Net income (loss)	$26,913	$9,149	$(29,405)	$(1,609)	$430
Add:
Interest expense	26,621	34,284	34,311	44,094	43,048
Income tax expense (benefit)	(12,005)	1,078	370	486	978
Depreciation expense	1,227	1,059	933	905	968
Amortization expense	58	—	—	27	38
EBITDA	$42,814	$45,570	$6,209	$43,903	$45,462
Components of Adjusted EBITDA
LIFO adjustment(a)	889	(56)	(798)	716	2,526
Pension/postretirement expense(b)	437	341	16	407	623
Non-cash stock options, restricted stock and incentives expense(c)	180	234	585	234	150
Foreign exchange hedging(d)	125	(35)	—	—	(65)
Loss on extinguishment of debt(e)	2,824	—	42,780	441	—
Warehouse reconfiguration(f)	—	376	—	—	—
Strategic initiatives(g)	1,587	2,259	—	—	—
Launch costs(h)	2,678	1,915	—	633	—
IPO related compensation costs(i)	915	—	—	—	—
Settlement and legal expenses(j)	—	—	—	3,275	3
Adjusted EBITDA	$52,449	$50,604	$48,792	$49,609	$48,699
(a)	Represents non-cash expense related to an inventory valuation allowance for last-in, first-out (“LIFO”) reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents the non-cash loss due to the write-off of accrued interest expense.
(f)	Represents the one-time relocation of finished product for improved logistical services.
(g)	Represents the fees incurred for the study of strategic initiatives.
(h)	Represents non-recurring product launch costs of our new product lines.
(i)	Represents non-recurring compensation expenses incurred in connection with the May IPO.
(j)	Represents settlement and legal expenses relating to the Gordian Group, LLC complaint and the Langston Complaint.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by TPB in this annual report on Form 10-K speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco-related taxes;
•	possible significant increases in tobacco-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	significant potential product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	concentration of business with large customers;
•	failure to manage our growth;

•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	failure to achieve the expected benefits of the VaporBeast acquisition and to integrate VaporBeast’s operations with ours;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	decrease in value of our deferred tax assets;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
•	our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our common stock;
•	our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of our common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights;
•	future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us; and
•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of the historical financial condition and results of operations in conjunction with our historical condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Annual Report on Form 10-K. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties that are discussed in “Risk Factors.”

The following discussion relates to the audited financial statements of Turning Point Brands, Inc. included elsewhere in this Annual Report on Form 10-K. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc. and our consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc. without any of its subsidiaries. We were incorporated in 2004 under the name North Atlantic Holding Company, Inc. On November 4, 2015, we changed our name to Turning Point Brands, Inc. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum, including MST, loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps and cigar smoking tobacco, cigars, liquid vapor products and tobacco vaporizer products. We do not sell cigarettes. We estimate that the OTP industry generated approximately $10.5 billion in manufacturer revenue in 2016. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third party analytics and informatics company.

Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, and VaporBeast™ The following table sets forth the market share and category rank of our core products and demonstrates their industry positions:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Stoker’s®	Chewing Tobacco	Smokeless Products	16.8%	#1 discount / #2 overall
Beech-Nut®	Chewing Tobacco	Smokeless Products	3.5%	#3 premium
Stoker’s®	Moist Snuff	Smokeless Products	2.6%	#6 discount / #7 overall
Zig-Zag®	Cigarette Papers	Smoking Products	33.5%	#1 premium
Zig-Zag®	MYO Cigar Wraps	Smoking Products	81.2%	#1 overall
(1)	Market share and category rank data for all products are derived from MSAi data as of December 24, 2016.

We currently ship to approximately 900 direct wholesale customers with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell our products. As of December 31, 2016, our products are available in over 170,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 200,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores where over 60% of all OTP volume is currently sold according to MSAi.

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

We operate in three segments: (i) smokeless products, (ii) smoking products and (iii) NewGen products. In our smokeless products segment we manufacture and market moist snuff and contract for and market loose leaf chewing tobacco products. In our smoking products segment, we (i) market and distribute cigarette papers and related products, as well as package, market and distribute MYO cigarette smoking tobaccos and related products and (ii) market and distribute MYO cigar wraps, MYO loose cigar smoking tobacco, and cigars, and package, market and distribute traditional pipe tobaccos. In our NewGen products segment, we (i) market and distribute liquid vapor products, tobacco vaporizer products, and certain other products without tobacco and/or nicotine and (ii) distribute a wide assortment of vaping related products to non-traditional retail via VaporBeast.

In November 2016, a subsidiary of the Company, purchased all of the capital stock of Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”) for an aggregate purchase price of $27 million. VaporBeast is a leading distributor of liquid vapor products servicing the non-traditional retail channel. Also in November 2016, we purchased five regional chewing tobacco brands from Wind River Tobacco Company (“Wind River”) for a purchase price of $2.5 million.

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including newly passed “deeming regulations”;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities in OTP; and
•	Our ability to integrate acquisitions.

Initial Public Offering

In April of 2016, we increased the total authorized shares of preferred and voting and non-voting common stock and effected a 10.43174381 for 1 stock split of the voting and non-voting common stock. As a result of the stock split, all previously reported share amounts (including options and warrants) in the accompanying financial statements and related notes have been retrospectively restated to reflect the stock split.

In our May 2016 initial public offering (the “IPO”) we sold 6,210,000 shares of our voting common stock (including 810,000 shares pursuant to the underwriters’ option to purchase additional shares to cover over-allotments) at a price per share of $10.00.

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

In connection with the IPO, we exchanged (i) all of the PIK Toggle Notes that were not repaid in cash for 3,168,438 shares of common stock and (ii) all of our outstanding 7% Senior Notes for 1,289,819 shares of our common stock.

As noted above, in connection with the IPO and related transactions we were able to significantly reduce our leverage. The following table provides outstanding balances under our debt facilities and instruments as of December 31, 2016 (in millions):

December 31, 2016
Cash	$2.9
Total Debt	218.2
Net Debt	$215.3

Recent Developments

Credit Facility Refinancing

On February 17, 2017, we entered into a new $250 million credit facility, consisting of $200 million in first and second lien term loans and $50 million in a revolving credit facility (the “2017 Credit Facility”). We used a portion of the proceeds from the 2017 Credit Facility to repay in full our prior credit facility. (For a more complete description of our 2017 Credit Facility, see “-- Subsequent Event – Refinancing”)

Critical Accounting Policies and Uses of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, goodwill, intangibles, pension and post-retirement obligations, income taxes, litigation, and contingencies on an on-going basis. We base these estimates on our historical experience and other assumptions that we believe are appropriate under the circumstances. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements.

Revenue Recognition. We recognize revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery to the customer at which time there is a transfer of title and risk of loss to the customer in accordance with the ASC 605-10-S99. We classify customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

Derivative Instruments. We use foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates from time to time. We account for our forward contracts under the provisions of ASC 815, “Derivatives and Hedging”. Under our policy, as amended, we may hedge up to 100% of our anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. We may also, from time to time, hedge up to ninety percent of our non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Goodwill and Other Intangible Assets. We follow the provisions of ASC 350, Intangibles – Goodwill and Other. In accordance with ASC 350-20-35, goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31 or more frequently if certain indicators arise. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value.

We had no such impairment of Goodwill and Other Intangible Assets as of December 31, 2016.

Fair Value: GAAP establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy under GAAP are described below:

Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2 – Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Retirement Plans. We follow the provisions of ASC 715, Compensation – Retirement Benefits in accounting for our retirement plans, which requires an employer to (i) recognize in its statement of financial position the funded status of a benefit plan, measured as the difference between the fair value of plan assets and benefit obligations, (ii) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position.

Income Taxes. We account for income taxes under ASC 740. We record the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse. We assess our ability to realize future benefits of deferred tax assets to determine if they meet the “more likely than not” criteria in ASC 740, Income Taxes. If we determine that future benefits do not meet the “more likely than not” criteria, a valuation allowance is recorded.

Stock-Based Compensation. We measure stock compensation costs related to our stock options on the fair value based method under the provisions of ASC 718, Compensation – Stock Compensation, which requires compensation cost for stock options to be recognized based on the fair value of stock options granted. We determined the fair value of these awards using the Black-Scholes option pricing model.

Accounts Receivable. Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. The activity of allowance for doubtful accounts for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Balance at beginning of period	$137	$137
Increase from acquisition	15	—
Deductions of allowance account	(117)	—
Balance at end of period	$35	$137

Inventories. Inventories are stated at the lower of cost or market. Cost was determined using the LIFO method for approximately 50% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $0.6 million and $0.3 million at December 31, 2016 and 2015, respectively.

Jumpstart Our Business Startups Act of 2012

We chose to “opt out” of the provision of the JOBS Act that permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, we will comply with new or revised accounting standards as required for public companies. Our decision to opt out of the extended transition period provided in the JOBS Act is irrevocable.

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of operations for the years ended December 31 (in thousands):

	Year Ended December 31,
	2016	2015	% Change	2014	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$77,913	$74,293	4.9%	$71,465	4.0%
Smoking products	111,005	105,898	4.8%	108,799	(2.7)%
NewGen products	17,310	17,065	1.4%	20,065	(15.0)%
Total net sales	206,228	197,256	4.5%	200,329	(1.5)%
Cost of sales	105,872	100,960	4.9%	107,165	(5.8)%
Gross profit
Smokeless products	38,634	38,521	0.3%	37,925	1.6%
Smoking products	57,595	52,842	9.0%	48,660	8.6%
NewGen products	4,127	4,933	(16.3)%	6,579	(25.0)%
Total gross profit	100,356	96,296	4.2%	93,164	3.4%
Selling, general and administrative expenses	56,771	51,785	9.6%	45,108	14.8%
Operating income	43,585	44,511		48,056
Interest expense and financing costs	26,621	34,284	(22.4)%	34,311	(0.1)%
Gain on investment	(768)	—	100.0%	—	100.0%
Loss on extinguishment of debt	2,824	—	100.0%	42,780	(100.0)%
Income (loss) before income taxes	14,908	10,227	45.8%	(29,035)	(135.2)%
Income tax expense (benefit)	(12,005)	1,078	(1,213.6)%	370	191.4%
Net income (loss)	$26,913	$9,149	194.2%	$(29,405)	(131.1)%

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Net Sales. For the year ended December 31, 2016, overall net sales increased to $206.2 million from $197.3 million in the year ended December 31, 2015, an increase of $9.0 million, or 4.5% as a result of increases in all our segments.

For the year ended December 31, 2016, net sales in the smokeless products segment increased to $77.9 million from $74.3 million in the year ended December 31, 2015, an increase of $3.6 million, or 4.9%. Net sales growth was principally driven by MST. Given the disparity between chew and MST case prices (average chew case price is 2.5 times that of MST), for the year ended December 31, 2016, volume increased 0.2% and price/mix increased 4.6%. Volume was adversely impacted by the October 1 Pennsylvania state excise tax increase.

For the year ended December 31, 2016, net sales in the smoking products segment increased to $111.0 million from $105.9 million in the year ended December 31, 2015, an increase of $5.1 million, or 4.8%. Net sales growth was driven by continued growth in our MYO cigar wraps and the roll-out of Zig-Zag cigarillo size wraps, which was somewhat offset by cigar declines. For the year ended December 31, 2016, volume increased 1.6% and price/mix increased 3.2%.

For the year ended December 31, 2016, net sales in the NewGen products segment increased to $17.3 million from $17.1 million in the year ended December 31, 2015, an increase of $0.2 million or 1.4% due to the inclusion of one month of VaporBeast net sales partially offset by declines in existing NewGen products. For the year ended December 31, 2016, volume increased 4.9% and price/mix decreased 3.5%.

Gross Profit. For the year ended December 31, 2016, overall gross profit increased to $100.4 million from $96.3 million for the year ended December 31, 2015, an increase of $4.1 million, or 4.2%, principally due to an increase in gross profit in the smoking products segment, partially offset by a decrease in gross profit in the NewGen products segment.

For the year ended December 31, 2016, gross profit in the smokeless products segment increased to $38.6 million from $38.5 million for the year ended December 31, 2015, an increase of $0.1 million, or 0.3%. Gross margin for this segment as a percentage of net sales decreased to 49.6% of net sales for the year ended December 31, 2016, from 51.9% in the year ended December 31, 2015, as MST, which is lower margin compared to chew, became a bigger portion of the segment sales. Gross profit was negatively impacted by non-cash inventory adjustments as a result of LIFO.

For the year ended December 31, 2016, gross profit in the smoking products segment increased to $57.6 million from $52.8 million for the year ended December 31, 2015, an increase of $4.8 million, or 9.0%. Gross margin for this segment as a percentage of net sales increased to 51.9% of net sales for the year ended December 31, 2016, from 49.9% for the year ended December 31, 2015 as selling prices increased at a faster rate than the cost of the goods.

For the year ended December 31, 2016, gross profit in the NewGen products segment decreased to $4.1 million from $4.9 million for the year ended December 31, 2015, a decrease of $0.8 million, or 16.3%. Gross margin for this segment as a percentage of net sales decreased to 23.8% of net sales for the year ended December 31, 2016, from 28.9% for the year ended December 31, 2015, as increased product returns in 2016 led to higher costs.

Selling, General and Administrative Expenses. For the year ended December 31, 2016, selling, general, and administrative expenses increased to $56.8 million from $51.8 million for the year ended December 31, 2015, an increase of $5.0 million, or 9.6%, due to increases in sales and marketing infrastructure, primarily due to increased headcount, increased legal and litigation expenses, the inclusion of one month of VaporBeast selling, general and administrative expenses, the write-down of a note receivable from an R&D partner and research and development for quality assurance and new products.

Interest Expense and Financing Costs. For the year ended December 31, 2016, interest expense and amortization of deferred financing costs decreased to $26.6 million from $34.3 million for the year ended December 31, 2015, a decrease of $7.7 million, or 22.4%, due to the pay-down of debt as a result of the IPO.

Investment Income. In 2016, we began to invest the MSA escrow deposits. For the year ended December 31, 2016, investment income was $0.8 million relating to these investments.

Loss on Extinguishment of Debt. For the year ended December 31, 2016, loss on extinguishment of debt was $2.8 million as the result of retiring certain debt with proceeds from the IPO.

Income Tax Expense (Benefit). For the year ended December 31, 2016, income tax benefit was $12.0 million primarily due to releasing the valuation allowance as we determined that it is more-likely than not that we will realize our deferred tax assets which consist primarily of a net operating loss (“NOL”) carryforward. For the year ended December 31, 2015, income tax expense was $1.1 million primarily for state income taxes as federal income taxes were offset by our NOL carryforward.

Net Income. For the year ended December 31, 2016, net income increased to $26.9 million from $9.1 million in the year ended December 31, 2015, an increase of $17.8 million for the reasons set forth above.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Net Sales. For the year ended December 31, 2015, overall net sales decreased to $197.3 million from $200.3 million in the year ended December 31, 2014, a decrease of $3.1 million, or 1.5%. This was caused by decreases in net sales in the smoking products and NewGen products segments, partially offset by increases in net sales in the smokeless products segment.

For the year ended December 31, 2015, net sales in the smokeless products segment increased to $74.3 million from $71.5 million in the year ended December 31, 2014, an increase of $2.8 million, or 4.0%. This increase was principally due to an increase in gross case sales from 445,947 to 466,119, or 4.5% and price increases on certain loose leaf and moist snuff products instituted during the second and third quarters of 2014 and the second, third and fourth quarters of 2015. The aggregate average list price per case of smokeless products increased to $242.13 as of December 31, 2015 from $236.09 as of December 31, 2014, an increase of $6.04 per case, or 2.6%, principally due to price increases on certain loose leaf and moist snuff products.

For the year ended December 31, 2015, net sales in the smoking products segment decreased to $105.9 million from $108.8 million in the year ended December 31, 2014, a decrease of $2.9 million, or 2.7%. This decrease was principally due to a decrease in gross case sales from 354,395 to 324,373, or 8.5%, which was partially offset by average price increases on certain products within our premium cigarette paper and cigar wrap categories, instituted during the second and fourth quarters of 2014 and the first half of 2015. The aggregate average list price per case of smoking products increased to $319.22 as of December 31, 2015 from $297.79 as of December 31, 2014, an increase of $21.43 per case, or 7.2%, principally due to the price increases on certain products within our premium cigarette papers and cigar wrap categories.

For the year ended December 31, 2015, net sales in the NewGen products segment decreased to $17.1 million from $20.1 million in the year ended December 31, 2014, a decrease of $3.0 million or 15.0%. This decrease was principally due to a decrease in aggregate gross case sales from 69,721 to 67,862 or 2.7%. The aggregate average list price per case in the NewGen products segment decreased to $342.86 for the year ended December 31, 2015 from $361.01 for the year ended December 31, 2014, a decrease of $18.15 per case, principally due to the increased sales of certain e-liquid products, which have a lower price per case.

Gross Profit. For the year ended December 31, 2015, overall gross profit increased to $96.3 million from $93.2 million for the year ended December 31, 2014, an increase of $3.1 million, or 3.4%, principally due to an increase in gross profit in the smokeless and smoking products segments, partially offset by a decrease in gross profit in the NewGen products segment.

For the year ended December 31, 2015, gross profit in the smokeless products segment increased to $38.5 million from $37.9 million for the year ended December 31, 2014, an increase of $0.6 million, or 1.6%. Gross margin for this segment as a percentage of net sales decreased to 51.9% of net sales for the year ended December 31, 2015, from 53.1% in the year ended December 31, 2014, due primarily to lower margin products being a larger percentage of net sales.

For the year ended December 31, 2015, gross profit in the smoking products segment increased to $52.8 million from $48.7 million for the year ended December 31, 2014, an increase of $4.2 million, or 8.6%. Gross margin for this segment as a percentage of net sales increased to 49.9% of net sales for the year ended December 31, 2015, from 44.7% for the year ended December 31, 2014 principally due to higher margin products being a larger percentage of net sales.

For the year ended December 31, 2015, gross profit in the NewGen products segment decreased to $4.9 million from $6.6 million for the year ended December 31, 2014, a decrease of $1.6 million, or 25.0%. Gross margin for this segment as a percentage of net sales decreased to 28.9% of net sales for the year ended December 31, 2015, from 32.8% for the year ended December 31, 2014, principally due to lower margin vaporizer products constituting a higher percentage of net sales as compared to the prior year.

Selling, General and Administrative Expenses. For the year ended December 31, 2015, selling, general, and administrative expenses increased to $51.8 million from $45.1 million for the year ended December 31, 2014, an increase of $6.7 million, or 14.8%, due to increases in compensation expenses, primarily due to increased headcount, board fees, principally relating to strategic initiatives, freight and storage, due to the transition to a new warehouse structure, legal and litigation expenses and consulting fees, of $1.8 million, $1.1 million, $1.1 million, $0.4 million and $0.4 million, respectively.

Interest Expense and Financing Costs. For the year ended December 31, 2015, interest expense and amortization of deferred financing costs remained relatively flat at $34.3 million as compared to the year ended December 31, 2014.

Loss on Extinguishment of Debt. For the year ended December 31, 2015, we did not extinguish any debt. For the year ended December 31, 2014, we incurred a loss of $42.8 million associated with the Refinancing Transactions.

Income Tax Expense. For the year ended December 31, 2015, income tax expense increased to $1.1 million from $0.4 million for the year ended December 31, 2014, an increase of $0.7 million, principally due to net income in 2015 compared to net loss in 2014.

Net Income/ (Loss). For the year ended December 31, 2015, net income increased to $9.1 million from a net loss of $29.4 million in the year ended December 31, 2014, an increase of $38.6 million for the reasons set forth above.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service and capital expenditures. We believe that our cash flows from operations and borrowing availability under our 2017 Revolving Credit Facility (as defined herein) are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less current liabilities, decreased $5.5 million to $37.3 million at December 31, 2016 compared with $42.8 million at December 31, 2015. The decrease in working capital is primarily due to our purchase of VaporBeast in November 2016, as our current borrowings exceeded VaporBeast’s working capital by approximately $10.0 million which was partially offset by increases in inventory.

(in thousands)	2016	2015
Current Assets	$78,856	$63,952
Current Liabilities	$41,567	$21,137
Working Capital	$37,289	$42,815

During the year ended December 31, 2016, we invested $3.2 million in capital expenditures, which included $1.3 million for the purchase of the land and building in Dresden, Tennessee.

We had unrestricted cash on hand of $2.9 million and $4.8 million as of December 31, 2016 and December 31, 2015, respectively. We had restricted assets of $30.4 million and $31.8 million as of December 31, 2016 and December 31, 2015, respectively. Restricted assets consist of escrow deposits under the MSA. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “—Distribution Agreements—Master Settlement Agreement.”

Cash Flows from Operating Activities

The following table sets out the principal components of our cash flows from operating activities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$26,913	$9,149	$(29,405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	2,824	—	42,780
Gain on sale of property, plant and equipment	—	(2)	—
Depreciation expense	1,227	1,059	933
Amortization of deferred financing costs	1,419	1,448	1,453
Amortization of original issue discount	724	1,048	1,044
Amortization of other intangible assets	58	—	—
Interest incurred but not paid on PIK Toggle Notes	3,422	8,229	6,867
Interest incurred but not paid on 7% Senior Notes	329	851	721
Interest paid on PIK Toggle Notes	(9,893)	—	—
Interest paid on third lien notes	—	—	(6,528)
Reserve of note receivable	430	—	—
Deferred income taxes	(12,719)	51	37
Stock option compensation expense	117	143	364
Restricted stock compensation expense	50	—	—
Member unit compensation expense	13	91	221
Changes in operating assets and liabilities:
Accounts receivable	2,072	(1,407)	678
Inventories	(12,513)	2,032	16,005
Other current assets	1,361	49	(379)
Prepaid pension costs	—	—	1,019
Other assets	(100)	(118)	(174)
Accounts payable	3,631	1,784	(10,117)
Accrued pension liabilities	262	163	(3,054)
Accrued postretirement liabilities	(172)	(179)	(99)
Accrued liabilities and other	(327)	39	(16,341)
Net cash provided by operating activities	$9,128	$24,430	$6,025

For the year ended December 31, 2016, net cash provided by operating activities decreased to $9.1 million from $24.4 million for the year ended December 31, 2015, a decrease of $15.3 million or 62.6%, principally due to increases in inventory and accounts payable.

For the year ended December 31, 2015, net cash provided by operating activities increased to $24.4 million from $6.0 million for the year ended December 31, 2014, an increase of $18.4 million, or 305.5%, principally due to increases in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

The following table sets out the principal components of our cash flows from investing activities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flows from investing activities:
Capital expenditures	$(3,207)	$(1,602)	$(1,314)
Acquisitions	(23,625)	—	—
Proceeds from sale of property, plant and equipment	—	2	—
Issuance of note receivable	—	(430)	—
Net cash used in investing activities	$(26,832)	$(2,030)	$(1,314)

For the year ended December 31, 2016, net cash used in investing activities increased to $26.8 million from $2.0 million for the year ended December 31, 2015, an increase of $24.8 million or 92.4%, principally due to the acquisitions of VaporBeast, certain brands from Wind River and the land and building in Dresden, Tennessee.

For the year ended December 31, 2015, net cash used in investing activities increased to $2.0 million from $1.3 million for the year ended December 31, 2014, an increase of $0.7 million or 54.5%, principally due to an increase in capital expenditures and the issuance of a note receivable to a supplier.

Cash Flows from Financing Activities

The following table sets out the principal components of our cash flows used in financing activities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from (payments of) revolving credit facility, net	$15,016	$(7,335)	$7,353
Prepaid equity issuance costs	—	(2,049)	—
Proceeds from term loans	—	—	246,700
Payments for secured promissory note	—	—	(12,500)
Proceeds from PIK Toggle Notes	—	—	45,000
Proceeds from rights offering notes	—	—	11,000
Payments for first lien term loan	(4,388)	(16,649)	(1,650)
Payments of second lien term loan	(20,000)	—	—
Payment of PIK Toggle Notes	(24,107)	—	—
Payments for second and third lien notes	—	—	(317,633)
Payments for financing costs	(450)	—	(8,457)
Redemption of Intrepid options	(661)	—	—
Redemption of Intrepid warrants	(5,500)	—	—
Redemption of common stock	—	—	(1,436)
Warrants exercised	4	—	—
Exercise of options	169	1	—
Redemption of options	(85)	—	—
Proceeds from issuance of stock	55,736	—	—
Net cash provided by (used in) financing activities	$15,734	$(26,032)	$(31,623)

For the year ended December 31, 2016, net cash provided by financing activities was $15.7 million compared with net cash used in financing activities of $26.0 million for the year ended December 31, 2015, an increase of $41.8 million, principally due to proceeds from the issuance of stock, partially offset by payments on the first lien term loan, second lien term loan, PIK Toggle Notes and redemption of Intrepid warrants.

For the year ended December 31, 2015, net cash used in financing activities was $26.0 million compared with net cash used of $31.6 million for the year ended December 31, 2014, a decrease of $5.6 million, principally due to repayment of debt obligations in the refinancing in 2014, partially offset by the prepayments on the first lien term loan during 2015.

Long-Term Debt

Our long-term indebtedness as of December 31, 2016 consisted of our Revolving Credit Facility, First Lien Credit Agreement and Second Lien Credit Facility. As of December 31, 2016, we were in compliance with the financial and restrictive covenants in our existing debt instruments. We used a portion of the proceeds from our IPO to repay $20 million of borrowings outstanding under our Second Lien Credit Facility and $34 million to redeem and retire PIK Toggle Notes. In addition, in connection with our IPO we issued 1,289,819 shares of voting common stock in exchange for all of the outstanding 7% Senior Notes and issued 3,168,438 shares of voting common stock in exchange for all of the remaining PIK Toggles Notes not repurchased for cash. The following table provides outstanding balances under our debt instruments as of December 31 (in thousands):

	2016	2015
Revolving Credit Facility	$15,034	$18
First Lien Term Loan	146,451	150,555
Second Lien Term Loan	59,128	78,882
Note payable - VaporBeast	2,000	—
PIK Toggle Note	—	58,882
7% Senior Notes	—	10,360
Total Notes Payable and Long-Term Debt	222,613	298,697
Less deferred finance charges	(4,388)	(6,257)
Less current maturities	(16,684)	(1,668)
	$201,541	$290,772

Revolving Credit Facility

As of December 31, 2016 we had a Revolving Credit Facility with Wells Fargo Securities, LLC. The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base. The Revolving Credit Facility had a maturity date of January 13, 2019 and was paid in full by the 2017 Credit Facility as noted above. North Atlantic Trading Company, Inc. (“NATC”), was the borrower. The Revolving Credit Facility was secured by a first priority lien on (i) certain accounts, inventory, general intangibles, other receivables and intercompany loans, cash and payment intangibles, and (ii) a junior lien on substantially all of the assets of the borrower. Mandatory prepayments were required in certain circumstances including in in connection with certain asset dispositions or if the borrowing base was exceeded.

The interest rates per annum applicable to loans under the Revolving Credit Facility were, at our option, equal to the Base Rate or LIBOR Rate plus an applicable interest margin.

As of December 31, 2016, $15.0 million was outstanding under the Revolving Credit Facility and we had the ability to borrow an additional $17.4 million. The weighted average interest rate on December 31, 2016 was 5.25%.

The Revolving Credit Facility included financial covenants including a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 for each applicable period. We were subject to similar negative and affirmative covenants, and events of default as the first lien and second lien term loans described below. As of December 31, 2016, we were in compliance with all such covenants.

First Lien Term Loan

Our First Lien Term Loan, with NATC as borrower, had an original principal balance of $170.0 million and a maturity date of January 13, 2020.

The loans that were designated as LIBOR rate loans bore interest at the LIBOR Rate not less than 1.25% plus 6.50% and the loans that were designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. We were required to make mandatory prepayments in certain circumstances including in connection with certain debt issuances by NATC or any of its subsidiaries or in connection with certain asset dispositions. We were permitted to voluntarily prepay the obligations at any time and from time to time without any penalty or premium. The First Lien Term Loan required principal payments of $1.650 million in each of the years of 2017, 2018 and 2019, respectively, and $0.9 million in 2020. As of December 31, 2016, the weighted average interest rate on the first lien term loan was 9.25%, and $144.8 million was outstanding.

The First Lien Term Loan contained certain financial covenants which require NATC to maintain a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00 at the end of any fiscal quarter, and a consolidated total leverage ratio ranging from 6.25 to 1.00 from April 1, 2015 through September 30, 2016, decreasing to a ratio of 5.50 to 1.00 from October 1, 2018 to maturity.

Second Lien Term Loan

Our Second Lien Term Loan, with NATC as borrower, had an original principal balance of $80.0 million and a maturity date on July 13, 2020.

Under the Second Lien Term Loan, the loans designated as LIBOR rate loans bore interest at the LIBOR Rate not less than 1.25% plus 10.25% and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%. There is no maximum interest rate other than that permitted by applicable law. We were required to make mandatory prepayments in certain circumstances including in connection with certain debt issuances by NATC or any of its subsidiaries or in connection with certain asset dispositions. We were permitted to voluntarily prepay the obligations without any penalty or premium at any time after the third anniversary of the closing date. For the first three years following the closing date, we had to pay a prepayment premium, beginning at 3.0% of the amount being prepaid, refinanced or assigned, which reduces to 2.0% following the first anniversary and to 1.0% following the second anniversary. As of December 31, 2016, the weighted average interest rate was 11.5%, and $60.0 million was outstanding.

The Second Lien Term Loan contained certain financial covenants, we had the same fixed charge coverage ratio requirements, however, NATC was required to maintain a consolidated total leverage ratio under the Second Lien Term Loan ranging from 6.50 to 1.00 from April 1, 2015 through September 30, 2016, reducing to a maximum ratio of 5.75 to 1.00 from October 1, 2018 to maturity. As of December 31, 2016, we were in compliance with all such covenants.

Note Payable – VaporBeast

On November 30, 2016, the Company issued a note payable to VaporBeast’s Shareholders (“VaporBeast Note.”) The VaporBeast Note is for $2.0 million with 6% interest compounded monthly and matures on May 30, 2018.

The VaporBeast Note may be prepaid at any time without penalty and is subject to a late payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults, including defaults for nonpayment, nonperformance, any material breach under the purchase agreement and bankruptcy or insolvency.

Credit Line with Standard General Master Fund L.P. (“Standard General”)

On December 8, 2015, we entered into an agreement with Standard General for a $50.0 million line of credit for the financing of acquisitions approved by Standard General L.P. in its sole discretion. The agreement provides that borrowings under the line of credit were to be at a floating rate equal to LIBOR plus a margin of 6.5% with a LIBOR floor of 1.0%. There were no borrowings under the line of credit and the line of credit expired on December 8, 2016.

PIK Toggle Notes and Standard General Warrants

On January 13, 2014, we issued unsecured PIK Toggle Notes to Standard General with a principal amount of $45 million and warrants to purchase 42,424 of our common stock at $.01 per share, as adjusted for stock splits and other events specified in the agreement. After adjustment for the stock split effected in connection with our IPO of

10.43174381 to 1, the warrants were adjusted to provide for the purchase of 442,558 of our common stock. Due to the issuance of the warrants, the PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million. The PIK Toggle Notes were scheduled to mature and the warrants to expire on January 13, 2021.

The PIK Toggle Notes accrued interest based on LIBOR plus a spread of not less than 1.25% plus 13.75%. Interest was payable on the last day of each quarter and upon maturity. We had the flexibility to pay interest in kind through an increase in the principal amount at the same interest rate as the PIK Toggle Notes. We chose to increase the PIK Toggle Notes for all interest for the first three months of 2016.

In connection with our IPO we redeemed and retired all of the outstanding PIK Toggle Notes in exchange for a combination of cash and 3,168,438 shares of our voting common stock.

7% Senior Notes

In January of 2014, we issued 7% Senior Notes to various stockholders with a principal amount of $11 million and warrants to purchase 11,000,000 units of membership interests in Intrepid, which represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. Due to the issuance of the Intrepid warrants, the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million. The 7% Senior Notes were scheduled to mature and the warrants to expire on December 31, 2023.

The 7% Senior Notes accrued interest at a fixed rate of 7% per annum. Interest was payable on the last business day of June and December in each year and provided that we were permitted to elect to pay all or a portion of the interest in kind. We made such election for all of 2014 and 2015.

The 7% Senior Notes were the general unsecured obligations of the Company and ranked equally with our other unsecured and unsubordinated debt from time to time outstanding. Redemptions of the 7% Senior Notes could be made by us at any time without penalty or premium.

In connection with our IPO we redeemed and retired all of the outstanding 7% Senior Notes in exchange for 1,289,819 shares of our voting common stock.

Subsequent Event - Refinancing

On February 17, 2017, we entered into the 2017 Credit Facility, comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”), and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay in full our First Lien Term Loan, Second Lien Term Loan, and Revolving Credit Facility and to pay related fees and expenses.

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”); (ii) a $110 million first out term loan facility (the “2017 First Out Tranche”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Tranche”), which will be repaid in full only after repayment in full of the First Out Tranche. The 2017 First Lien Credit Facility also includes an accordion feature that allows us to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Tranche and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Tranche has a maturity date of May 17, 2022. The 2017 First Out Tranche and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on our senior leverage ratio. The 2017 Second Out Tranche bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The 2017 First Lien Credit Facility is secured by all tangible and intangible assets of the Company.

The 2017 Second Lien Credit Facility consists of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bears interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contains certain financial covenants, including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

Distribution Agreements

For a description of our material distribution agreements, see “Business—Distribution and Supply Agreements.”

Master Settlement Agreement

On November 23, 1998, the major U.S. cigarette manufacturers, Philip Morris USA, Inc., Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company, entered into the MSA with attorneys general representing states that agreed to settle certain recovery actions (the “Settling States”). In order to be in compliance with the MSA and subsequent states’ statutes, we are required to fund an escrow account with each of the Settling States based on the number of cigarettes or cigarette equivalents (which is measured by pounds of MYO cigarette smoking tobacco) sold in such state. Funding of the escrow deposit by us in 2016 was $0.1 million in respect of sales of smoking products in 2016. We estimate the total deposits relating to 2016 sales will be approximately $0.1 million. Each year’s deposit will be released from escrow after 25 years. We expect required escrow payments to continue to diminish in terms of payment amount and are scheduled to begin receiving payments as our escrow deposits are released from escrow beginning in 2024.

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

	Deposits
Sales Year	December 31, 2016	December 31, 2015
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	198
2013	173	173
2014	142	142
2015	100	38
2016	37	—
Total	$31,942	$31,842

Off-balance Sheet Arrangements

During 2016, we executed various forward contracts for the purchase of €5.6 million with maturity dates from January 26, 2017 to July 17, 2017. As of December 31, 2016, we had forward contracts for the purchase of €4.9 million.

During the year ended December 31, 2015, we executed various forward contracts for the purchase of €11.5 million with maturity dates from May 13, 2015 to July 11, 2016. On December 31, 2015, we had forward contracts to purchase a total amount of €5.1 million.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$326,267	$73,035	$47,405	$205,827	$—

Operating lease obligations	3,591	1,066	1,678	847	—

Purchase obligations	31,964	31,964	—	—	—

	$361,822	$106,065	$49,083	$206,674	$—

We lease certain office space and vehicles for varying periods. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 (in thousands):

Operating Leases
2017	$1,066
2018	896
2019	782
2020	782
2021	65
Total minimum lease payments	$3,591

The total lease expense included in the consolidated statements of operations for the years ended December 31, 2016 and 2015 was $1.8 million each year.

Inflation

We believe that any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and believe that we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Sensitivity

We purchase inventory from Bolloré that are payable in euros. Accordingly, we have exposure to potentially adverse movement in euros. In addition, Bolloré provides a contractual hedge against catastrophic currency fluctuation in our agreement. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that offsets the effects of changes in foreign exchange rates.

We regularly review our foreign currency risk and its hedging programs and may as part of that review determine at any time to change our hedging policy. During 2016, we executed various forward contracts for the purchase of €5.6 million with maturity dates from January 26, 2017 to July 17, 2017. As of December 31, 2016, we had forward contracts for the purchase of €4.9 million euros

A 10% increase or decrease in the value of the U.S. dollar versus the euro would result in a decrease or increase in the approximate purchase price of our annualized euro-denominated inventory purchases of approximately $1.3 million.

Credit Risk

At December 31, 2016 and 2015, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $5.2 million and $37.1 million, respectively. The Company has chosen to invest a portion of the MSA escrows in U.S. Government securities including Treasury Notes and Treasury Bonds.

We sell our products to distributors and retail establishments throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2016 and 2015, we had no customers that accounted for more than 10% of our gross sales. We had one customer that accounted for 10.9% of gross sales for 2014. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally relating to interest rate changes applicable to revolving loans under our Revolving Credit Facility, and borrowings under First Lien Term Loans and Second Lien Term Loans. As of December 31, 2016, all of our debt bears interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $2.1 million per year.

Item 8.	Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Turning Point Brands, Inc.

We have audited the accompanying consolidated balance sheets of Turning Point Brands, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turning Point Brands, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2016, the Company adopted new accounting guidance that resulted in the reclassification of certain amounts on the Company’s consolidated balance sheet as of December 31, 2015. The Company adopted the provisions of Financial Accounting Standards Boards Accounting Standards Update 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. In addition, the Company adopted the provisions of Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Our opinion is not modified with respect to these matters.

/s/ RSM US LLP
Greensboro, North Carolina
March 13, 2017

Turning Point Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015
(dollars in thousands except share data)

	2016	2015
ASSETS
Current assets:
Cash	$2,865	$4,835
Accounts receivable, net of allowances of $35 in 2016 and $137 in 2015	2,181	3,940
Inventories	62,185	44,339
Other current assets	11,625	10,838
Total current assets	78,856	63,952
Property, plant and equipment, net	7,590	5,603
Deferred income taxes	6,288	—
Deferred financing costs, net	139	208
Goodwill	134,390	128,697
Other intangible assets, net	27,138	8,553
Master Settlement Agreement - escrow deposits	30,410	31,842
Other assets	209	3,608
Total assets	$285,020	$242,463

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,153	$4,087
Accrued liabilities	15,336	11,053
Accrued interest expense	394	4,329
First lien term loan	1,650	1,650
Revolving credit facility	15,034	18
Total current liabilities	41,567	21,137
Notes payable and long-term debt	201,541	290,772
Deferred income taxes	—	7,013
Postretirement benefits	4,407	4,666
Pension benefits	423	487
Other long-term liabilities	3,024	—
Total liabilities	250,962	324,075

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	—	—
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares, 2016 18,402,022 and 2015 6,259,480	184	63
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares, 2016 0 and 2015 938,857	—	9
Additional paid-in capital	104,895	12,628
Accumulated other comprehensive loss	(4,049)	(3,512)
Accumulated deficit	(66,972)	(90,800)
Total stockholders’ equity (deficit)	34,058	(81,612)
Total liabilities and stockholders’ equity (deficit)	$285,020	$242,463

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 2016, 2015 and 2014
(dollars in thousands except share data)

	2016	2015	2014
Net sales	$206,228	$197,256	$200,329
Cost of sales	105,872	100,960	107,165
Gross profit	100,356	96,296	93,164
Selling, general and administrative expenses	56,771	51,785	45,108
Operating income	43,585	44,511	48,056
Interest expense and financing costs	26,621	34,284	34,311
Investment income	(768)	—	—
Loss on extinguishment of debt	2,824	—	42,780
Income (loss) before income taxes	14,908	10,227	(29,035)
Income tax expense (benefit)	(12,005)	1,078	370
Net income (loss)	$26,913	$9,149	$(29,405)

	2016	2015	2014
Basic income (loss) per common share:
Net income (loss)	$1.63	$1.27	$(4.07)
Diluted income (loss) per common share:
Net income (loss)	$1.49	$1.10	$(4.07)
Weighted average common shares outstanding:
Basic	16,470,352	7,198,081	7,223,378
Diluted	18,015,545	8,354,387	7,223,378

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
for the years ended December 31, 2016, 2015 and 2014
(dollars in thousands)

	2016	2015	2014
Net income (loss)	$26,913	$9,149	$(29,405)

Other comprehensive income (loss), net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	—	23	44
Amortization of unrealized losses recorded in selling, general and administrative expenses	469	502	34
Actuarial gain (loss)	(56)	51	(2,399)
Unrealized loss on investments, net of tax of $582	(950)	—	—
	(537)	576	(2,321)
Comprehensive income (loss)	$26,376	$9,725	$(31,726)

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2016, 2015 and 2014
(dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$26,913	$9,149	$(29,405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	2,824	—	42,780
Gain on sale of property, plant and equipment	—	(2)	—
Depreciation expense	1,227	1,059	933
Amortization of deferred financing costs	1,419	1,448	1,453
Amortization of original issue discount	724	1,048	1,044
Amortization of other intangible assets	58	—	—
Interest incurred but not paid on PIK Toggle Notes	3,422	8,229	6,867
Interest incurred but not paid on 7% Senior Notes	329	851	721
Interest paid on PIK Toggle Notes	(9,893)	—	—
Interest paid on third lien notes	—	—	(6,528)
Reserve of note receivable	430	—	—
Deferred income taxes	(12,719)	51	37
Stock option compensation expense	117	143	364
Restricted stock compensation expense	50	—	—
Member unit compensation expense	13	91	221
Changes in operating assets and liabilities:
Accounts receivable	2,072	(1,407)	678
Inventories	(12,513)	2,032	16,005
Other current assets	1,361	49	(379)
Prepaid pension costs	—	—	1,019
Other assets	(100)	(118)	(174)
Accounts payable	3,631	1,784	(10,117)
Accrued pension liabilities	262	163	(3,054)
Accrued postretirement liabilities	(172)	(179)	(99)
Accrued liabilities and other	(327)	39	(16,341)
Net cash provided by operating activities	9,128	24,430	6,025

Cash flows from investing activities:
Capital expenditures	(3,207)	(1,602)	(1,314)
Acquisitions	(23,625)	—	—
Proceeds from sale of property, plant and equipment	—	2	—
Issuance of note receivable	—	(430)	—
Net cash used in investing activities	(26,832)	(2,030)	(1,314)

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (cont.)
for the years ended December 31, 2016, 2015 and 2014
(dollars in thousands)

	2016	2015	2014
Cash flows from financing activities:
Proceeds from (payments of) revolving credit facility, net	15,016	(7,335)	7,353
Prepaid equity issuance costs	—	(2,049)	—
Proceeds from term loans	—	—	246,700
Payments for secured promissory note	—	—	(12,500)
Proceeds from PIK Toggle Notes	—	—	45,000
Proceeds from rights offering notes	—	—	11,000
Payments for first lien term loan	(4,388)	(16,649)	(1,650)
Payments of second lien term loan	(20,000)	—	—
Payment of PIK Toggle Notes	(24,107)	—	—
Payments for second and third lien notes	—	—	(317,633)
Payments for financing costs	(450)	—	(8,457)
Redemption of Intrepid options	(661)	—	—
Redemption of Intrepid warrants	(5,500)	—	—
Redemption of common stock	—	—	(1,436)
Warrants exercised	4	—	—
Exercise of options	169	1	—
Redemption of options	(85)	—	—
Proceeds from issuance of stock	55,736	—	—
Net cash provided by (used in) financing activities	15,734	(26,032)	(31,623)

Net decrease in cash	(1,970)	(3,632)	(26,912)
Cash, beginning of period	4,835	8,467	35,379
Cash, end of period	$2,865	$4,835	$8,467

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$34,553	$23,157	$38,147
Cash paid during the period for income taxes, net	$623	$1,027	$332

Supplemental schedule of noncash financing activities:
Issuance of restricted stock	$279	$—	$—
Conversion of PIK Toggle Notes to equity	$29,014	$—	$—
Conversion of 7% Senior Notes to equity	$10,074	$—	$—
Issuance of warrants for TPB stock	$—	$—	$1,689
Issuance of warrants for Intrepid units	$—	$—	$2,750
Accrued expenses incurred for prepaid equity issuance costs	$—	$1,129	$—

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2016, 2015 and 2014
(dollars in thousands)

	Common Stock, Voting	Common Stock, Non-Voting	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Beginning balance, January 1, 2014	$72	$—	$8,133	$(1,767)	$(69,872)	$(63,434)
Unrecognized pension and postretirement cost adjustment				(2,321)		(2,321)
Stock compensation expense			364			364
Member unit compensation expense			221			221
Warrants issued for TPB stock			1,689			1,689
Warrants issued for Intrepid stock			2,750			2,750
Redemption of common stock			(764)		(672)	(1,436)
Net loss					(29,405)	(29,405)
Ending balance December 31, 2014	72	—	12,393	(4,088)	(99,949)	(91,572)
Common stock voting converted to nonvoting	(9)	9				—
Unrecognized pension and
postretirement cost adjustment				576		576
Stock compensation expense			143			143
Member unit compensation expense			91			91
Exercise of options			1			1
Net income					9,149	9,149
Ending balance December 31, 2015	63	9	12,628	(3,512)	(90,800)	(81,612)
Common stock non-voting converted
to voting	9	(9)				—
Unrecognized pension and postretirement cost adjustment				413		413
Unrealized loss on investments, net of tax of $582				(950)		(950)
Stock compensation expense			117			117
Restricted stock compensation expense			50			50
Member unit compensation expense			13			13
Warrants exercised	4					4
Stock issued in IPO	62		53,573			53,635
Stock issued in exchange for debt	45		41,248			41,293
Restricted stock grant, net of forfeitures			259			259
Exercise of options	1		168			169
Redemption of options			(85)			(85)
Redemption of Intrepid options			(326)		(335)	(661)
Redemption of Intrepid warrants			(2,750)		(2,750)	(5,500)
Net income					26,913	26,913
Ending balance December 31, 2016	$184	$—	$104,895	$(4,049)	$(66,972)	$34,058

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

1. Organizations and Basis of Presentation:

Organizations: Turning Point Brands, Inc. (formerly known as North Atlantic Holding Company, Inc.), (the “Company”) is a holding company which owns NATC Holding Company, Inc. (“NATC Holding”) and its subsidiaries and Turning Point Brands, LLC (“Turning Point”) and its subsidiary, Intrepid Brands, LLC (“Intrepid”). Except where the context otherwise requires, references to the Company include the Company, NATC Holding and its subsidiary, North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, National Tobacco Company, L.P. (“NTC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), National Tobacco Finance Corporation (“NTFC”), Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”), Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, “Stoker”) and Turning Point and its subsidiary Intrepid.

The Company is the second largest marketer of loose leaf chewing tobacco in the United States, selling its products under the Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker®, Our Pride®, Big Mountain®, AppalachiaTM, Springfield Standard®, and Snake River® brands. NTC manufactures and markets Stoker’s® moist snuff. NTC packages and markets for NAOC on a contract basis ZIG-ZAG® Classic American Blend™ cigarette smoking tobacco and ZIG-ZAG® cigar blend smoking products tobacco, markets ZIG-ZAG® make-your-own (“MYO”) cigar wraps, cigars, and processes, packages and markets Red Cap™ pipe tobacco. NAOC is a leading importer in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG® brand name pursuant to an exclusive long-term distribution agreement with Bolloré, S.A. The Company markets products that do not contain tobacco leaf, including herbal products under the Primal brand, electronic cigarettes (“e-cigarettes”), vaporizers, liquid vapor products and tobacco vaporizers under the ZIG-ZAG® and V2 brands and under the VaporBeast™ brand.

Basis of Presentation: The consolidated financial statements include the Company, as well as its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, assumptions used in determining pension and postretirement benefit obligations and deferred income tax valuation allowances.

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated results of operations or cash flows in any of the periods presented.

2. Summary of Significant Accounting Policies:

Revenue Recognition: The Company recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery to the customer at which time there is a transfer of title and risk of loss to the customer in accordance with the Financial Accounting Standards Board “FASB” Accounting Standards Codification© (“ASC”) 605-10-S99. The Company classifies customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

Derivative Instruments: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, “Derivatives and Hedging.” Under the Company’s policy, as amended, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $6.5 million, $6.4 million and $5.4 million in 2016, 2015 and 2014, respectively.

Research and Development Costs: Research and development costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $1.8 million, $1.4 million and $1.2 million in 2016, 2015 and 2014, respectively.

Cash and Cash Equivalents: The Company considers any highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 50% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

Property, Plant and Equipment: Property, Plant and Equipment are stated at cost net of impairment less accumulated depreciation. Depreciation is provided using the straight-line method over the lesser of the estimated useful lives of the assets or the life of the leases for leasehold improvements (4 to 7 years for machinery, equipment and furniture, 10 to 15 years for leasehold improvements and up to 15 years for buildings and building improvements). Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and improvements are capitalized and depreciated over their estimated useful lives. Upon disposition of fixed assets, the costs and related accumulated depreciation amounts are relieved and any resulting gain or loss is reflected in operations during the period of disposition.

Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets: The Company follows the provisions of ASC 350, Intangibles – Goodwill and Other. In accordance with ASC 350-20-35, goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31 or more frequently if certain indicators arise. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value.

The Company had no such impairment of Goodwill and Other Intangible Assets as of December 31, 2016.

Fair Value: GAAP establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

The three levels of the fair value hierarchy under GAAP are described below:

Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2 – Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Retirement Plans: The Company follows the provisions of ASC 715, Compensation – Retirement Benefits. ASC 715-30, Defined Benefit Plans – Pensions, which requires an employer to (a) recognize in its statement of financial position the funded status of a benefit plan, measured as the difference between the fair value of plan assets and benefit obligations, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position.

Deferred Financing Costs: Deferred financing costs are amortized over the terms of the related debt obligations using the effective interest method. Unamortized amounts are expensed upon extinguishment of the related borrowings. Deferred financing costs are presented as a direct deduction from the carrying amount of that debt liability except for deferred financing costs relating to the Company’s revolving credit facility which are presented as an asset.

Other Assets: Other assets at December 31, 2015 include approximately $3.2 million of costs incurred in connection with the Company’s initial public offering. These costs have been deferred and were recorded as an offset to the proceeds of the offering in 2016.

Income Taxes: The Company records the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company assesses its ability to realize future benefits of deferred tax assets to determine if they meet the “more likely than not” criteria in ASC 740, Income Taxes. If the Company determines that future benefits do not meet the “more likely than not” criteria, a valuation allowance is recorded.

Advertising and Promotion: Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $3.9 million, $2.8 million and $2.4 million for the years ending December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation: The Company measures stock-based compensation costs related to its stock options on the fair value based method under the provisions of ASC 718, Compensation – Stock Compensation. The fair value based method requires compensation cost for stock options to be recognized over the requisite service period based on the fair value of stock options granted. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

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

The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Typically, such claims assert that use of smokeless products is addictive and causes oral cancer. There can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”). To the Company’s knowledge, the signatories to the MSA include 49 cigarette manufacturers and/or distributors and the only signatory to the STMSA is US Smokeless Tobacco Company. In the Company’s opinion, the fundamental basis for each agreement is the states’ consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include MYO cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states’ statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the company. Either option – becoming a MSA signatory or establishing an escrow account – is permissible.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2016, the Company had on deposit approximately $31.9 million, the fair value of which was approximately $30.4 million. The Company will be depositing less than $0.1 million into this account by April 15, 2017, relating to 2016 sales. During 2016, less than $0.1 million relating to 2015 sales was deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

Effective April 1, 2009, the federal excise tax on MYO products was increased from $1.0969 per pound to $24.78 per pound of tobacco. With this significant increase in the federal excise tax, the Company discontinued its generic category of MYO but continues to sell the Zig-Zag branded MYO.

The Company has chosen to invest a portion of the MSA escrow in U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA and thus any investment in an unrealized loss position will be held until the value is recovered or until maturity. The following shows the fair value of the MSA escrow account as of December 31, 2016:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$2,786	$—	$—	$2,786
U.S. Governmental agency obligations	29,156	19	(1,551)	27,624
	$31,942	$19	$(1,551)	$30,410

As of December 31, 2015, the MSA escrow was entirely invested in cash and cash equivalents. Fair value for the U.S. Governmental agency obligations are Level 2. All investments have been in an unrealized loss position for less than 12 months. The following shows the maturities of the U.S. Governmental agency obligations:

Less than five years	$9,113
Six to ten years	16,141
Greater than ten years	3,902
Total U.S. Governmental agency obligations	$29,156

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits
Sales Year	December 31, 2016	December 31, 2015
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	198
2013	173	173
2014	142	142
2015	100	38
2016	37	—
Total	$31,942	$31,842

Tobacco products, cigarette papers and cigarette tubes are subject to federal excise taxes. The following table outlines the federal excise tax rate by product category effective as of April 1, 2009:

Product Category	Cigarette and Tobacco Rates effective April 1, 2009
Cigarettes	$1.0066 per pack
Large Cigars	52.75% of manufacturer's price; cap of $0.4026 per cigar
Little Cigars	$1.0066 per pack
Pipe Tobacco (including Shisha)	$2.8311 per pound
Chewing Tobacco	$0.5033 per pound
Snuff	$1.51 per pound
RYO/MYO and Cigar Wrappers	$24.78 per pound
Cigarette Papers	$0.0315 per 50 papers
Cigarette Tubes	$0.063 per 50 tubes

Any future enactment of increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2016, federal excise taxes are not assessed on e-cigarettes and related products.

As of December 31, 2016, Louisiana, Minnesota, North Carolina, Pennsylvania, West Virginia and the District of Columbia have an excise tax on electronic cigarettes. In addition, there are several taxing jurisdictions with an excise tax on electronic cigarettes. Several states have also implemented additional measures on electronic cigarettes, such as licensing and age restrictions.

Food and Drug Administration (“FDA”): On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) authorized the FDA to immediately regulate the manufacture, sale and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own (“RYO”) tobacco and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate all other tobacco products including cigars, pipe tobacco, e-cigarettes, vaporizers and e-liquids. All of our tobacco products sold in the U.S. are now regulated by the FDA.

The FDA assesses tobacco product user fees on six classes of regulated tobacco products and computes user fees using a methodology similar to the methodology used by the U.S. Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP”), also known as the “Tobacco Buyout”) assessment. First, the total annual congressionally established user fee assessment is allocated among the six classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers. Prior to October 1, 2016, these FDA user fees applied only to those products then regulated by the FDA. Cigars and pipe tobacco are now included and represent two of the six classes. While five of the six classes calculate market share percentage based upon the prior quarter, the calculation for cigars is based upon market share percentage based upon the prior fiscal year. Products that do not contain tobacco, but are intended for use with tobacco or tobacco derived nicotine, are not currently subject to user fees, but they may be subject to such fees in the future. We cannot accurately predict the magnitude of user fees in the future, which could become significant.

Consumer Product Safety Commission (“CPSC”): On July 26, 2016, the CPSC began requiring that e-liquid containers be packaged in child-resistant packaging, as outlined in the Poison Prevention Packaging Act. We are not able to predict whether additional packaging requirements will be necessary for our e-liquid products in the future.

Concentration of Credit Risk: At December 31, 2016 and 2015, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $5.2 million and $37.1 million, respectively. During 2016, the Company has chosen to invest a portion of the MSA escrow accounts into U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds.

The Company sells its products to distributors and retail establishments throughout the United States and also has limited sales of ZIG-ZAG® premium cigarette papers in Canada. The Company had no customers that accounted for more than 10% of gross sales for 2016 and 2015. The Company had one customer that accounted for 10.9% of gross sales for 2014. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable: Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related and are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts during 2016 and 2015 is as follows:

	2016	2015
Balance at beginning of period	$137	$137
Increase from acquisition	15	—
Deductions of allowance account	(117)	—
Balance at end of period	$35	$137

Recent Accounting Pronouncements Adopted:

The Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost in 2016. This ASU requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Based on the requirements of this ASU, the Company has retrospectively applied ASU 2015-03 to the December 31, 2015 Consolidated Balance Sheet, which has resulted in $6.3 million being reclassified to direct deduction of the carrying amount of the debt.

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

The Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in 2016. This ASU simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classifications on the statement of cash flows. This ASU results in excess tax benefits and deficiencies from share-based payment awards to be recognized as income tax expense or benefit in the statement of income. The adoption of this ASU increased income tax benefit by $0.3 million on the 2016 Consolidated Statement of Operations.

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet selected a transition method and has not determined the impact that the updated standard will have on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company does not believe that adoption of this guidance will have a significant impact on its financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

Subsequent Events: The Company’s management has evaluated events and transactions that occurred from January 1, 2017 through March 13, 2017, the date these consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements.

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

In May of 2016, the Company sold 6,210,000 shares of voting common stock in the Company’s IPO (including shares sold pursuant to the underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds totaled $62.1 million. The IPO proceeds were used as follows: 1) $3.9 million for the payment of expenses in connection with the IPO; 2) $3.3 million to purchase and retire Intrepid Warrants (See Note 17, for definition and information); 3) $34.0 million to redeem and retire PIK Toggle Notes (See Note 12, for definition and information); 4) $20.2 million to redeem and retire $20.0 million in principal amount of Second Lien Term Notes and pay $0.2 million as a 1% prepayment penalty (See Note 12, for definition and information); 5) $0.7 million to purchase and retire all outstanding options to buy Intrepid Common Units which include $22 of payroll taxes (See Note 17, for definition and information); and 6) increased cash of $83.

In addition, in connection with the IPO the Company also: 1) issued 1,289,819 shares of voting common stock in exchange for all of the outstanding 7% Senior Notes (See Note 12); 2) issued 3,168,438 shares of voting common stock in exchange for all of the remaining outstanding PIK Toggle Notes not repurchased for cash as described above (See Note 12); and 3) paid $2.3 million to retire all the remaining Intrepid Warrants (for a total expenditure of $5.5 million to retire all the Intrepid Warrants).

As a result of the transactions summarized above, the Company has fully repurchased and retired the PIK Toggle Notes and 7% Senior Notes (See Note 12) and fully repurchased and retired all outstanding Intrepid Warrants and options to buy Intrepid Common Units.

The Company had the following voting and non-voting shares of common stock outstanding after the transactions summarized above:

Voting shares outstanding before transactions	6,259,480
Shares issued in the Initial Public Offering	6,210,000
Shares issued for 7% Senior Notes	1,289,819
Shares issued for PIK Toggle Notes	3,168,438
Voting shares outstanding after transactions	16,927,737
Non-Voting shares outstanding before and after transactions	938,857

In June 2016, the Board of Directors of the Company approved the conversion of 938,857 shares of non-voting common stock to shares of voting common stock. In August 2016, Standard General exercised their warrants for shares of the Company’s common stock. The Company had the following voting shares of common stock outstanding at December 31, 2016:

Voting shares outstanding after transactions above	16,927,737
Non-voting shares converted to voting shares	938,857
Voting shares issued as restricted stock, net of forfeitures	25,944
Voting shares issued from exercise of stock options	66,926
Voting shares issued from exercise of warrants	442,558
Voting shares outstanding at December 31, 2016	18,402,022

4. Acquisitions:

On November 18, 2016, the Company purchased five chewing tobacco brands from Wind River Tobacco Company (“Wind River”) for $2.5 million. The Company paid $0.6 million at closing with the remaining $1.9 million payable quarterly over the next three years. The transaction was accounted for as an asset purchase with the fair value of the purchase price of $2.4 million assigned to trade names which have an indefinite life.

On November 30, 2016 the Company acquired the outstanding stock of VaporBeast for total consideration of $27.0 million subject to a working capital adjustment estimated to be $0.3 million, due from the sellers. The purchase price was satisfied through $4.0 million in cash at closing, $19.0 million in short-term notes paid in December 2016, plus $4.0 million in payments deferred for eighteen months.

The Company has not completed the accounting for the acquisition of VaporBeast. The purchase price and the excess of the acquisition price over the estimated fair value of net assets acquired reflected below are based upon management’s preliminary estimates of the fair value of the tangible and intangible assets acquired.

The following represents the preliminary purchase price and the preliminary goodwill based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired.

Purchase price:
Total purchase price	$27,000
Adjustments to purchase price:
Estimated working capital	(313)
Fair value of holdback	(128)
Adjusted purchase price	$26,559

Assets acquired:
Working capital	$4,587
Property and equipment	7
Other intangible assets	16,272
Net assets acquired	$20,866
Goodwill	$5,693

The goodwill of $5.7 million consists of the synergies and scale expected from combining the operations. The goodwill is currently deductible for tax purposes.

The following table presents financial information regarding VaporBeast operations included in our Consolidated Statement of Operations from the date of acquisition through December 31, 2016 under the column "Actual from Acquisition Date through December 31, 2016". In addition, the following table presents unaudited pro forma information as if the acquisition of VaporBeast had occurred on January 1, 2015 under the "Pro Forma" columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Amortization of fair value, interest on debt and income tax adjustments are included in the numbers below.

	Actual from Acquisition Date Through December 31, 2016	Pro Forma December 31,
		2016	2015
Net sales	$4,301	$256,032	$236,216
Income before income taxes	$421	$18,831	$14,285
Net income	$397	$26,559	$12,904
Basic earnings per common share:
Net income		$1.61	$1.79
Diluted earnings per common share:
Net income		$1.47	$1.54
Weighted average common shares outstanding:
Basic - inclusive of voting and non-voting shares		16,470,352	7,198,081
Diluted - inclusive of voting and non-voting shares		18,015,545	8,354,387

5. Foreign Exchange Contracts:

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2016, the Company entered into various forward contracts, none of which met hedge accounting, for the purchase of €5.6 million with maturity dates from January 26, 2017 to July 17, 2017. During 2015, the Company entered into various forward contracts, none of which met hedge accounting, for the purchase of €11.5 million with maturity dates from May 13, 2015 to July 11, 2016. As of December 31, 2016, the Company had contracts for the purchase of €4.9 million (see Note 6).

6. Fair Value of Financial Instruments:

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

Accounts Receivable: The fair value of accounts receivable approximates their carrying value due to their short-term nature.

Revolving Credit Facility: The fair value of the revolving credit facility approximates its carrying value as it was paid off in February 2017.

Long-Term Debt: The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2016, there were no outstanding balances on the PIK Toggle Notes or the 7% Senior Notes. As of December 31, 2015, the fair value of the PIK Toggle Notes approximates its face amount of $60.1 million. As of December 31, 2015, the fair value of the 7% Senior Notes approximates their face amounts of $12.6 million.

As of December 31, 2016, the fair values of the First Lien Term Loan and the Second Lien Term Loan approximate their face amounts of $146.5 million and $60.0 million, respectively as they were paid off in February 2017 at face amounts. As of December 31, 2015, the fair values of the First Lien Term Loan and the Second Lien Term Loan approximate their face amounts of $151.7 million and $80.0 million, respectively.

Foreign Exchange: The Company had forward contracts as of December 31, 2016 for the purchase of €4.9 million. At December 31, 2015, the Company had forward contracts for the purchase of €5.1 million. The fair value of the foreign exchange contracts was based upon the quoted market price that resulted in an insignificant liability as of December 31, 2016 and an insignificant asset as of December 31, 2015.

7. Inventories:

The components of inventories at December 31 are as follows:

	2016	2015
Raw materials and work in process	$2,596	$1,940
Leaf tobacco	27,391	20,839
Finished goods - smokeless products	4,789	3,615
Finished goods - smoking products	18,384	14,077
Finished goods - electronic / vaporizer products	11,993	5,939
Other	1,232	1,237
	66,385	47,647
LIFO reserve	(4,200)	(3,308)
	$62,185	$44,339

During 2014, certain inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2014 purchases, the effect of which decreased cost of goods sold and decreased net loss by approximately $0.9 million.

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2016	2015
Balance at beginning of period	$(305)	$(1,560)
Increase due to acquisition	(256)	—
Charged to cost and expense	(566)	(156)
Deductions for inventory disposed	527	1,411
Balance at end of period	$(600)	$(305)

8. Property, Plant and Equipment:

Property, plant and equipment at December 31 consists of:

	2016	2015
Land	$22	$—
Building and improvements	1,899	—
Leasehold improvements	1,666	2,196
Machinery and equipment	10,532	8,997
Furniture and fixtures	3,409	3,121
	17,528	14,314
Accumulated depreciation	(9,938)	(8,711)
	$7,590	$5,603

9. Goodwill and Other Intangible Assets:

The following table summarizes goodwill by segment:

	Smokeless	Smoking	New Gen	Total
Balance as of January 1, 2015	$32,590	$96,107	$—	$128,697
Acquisitions	—	—	—	—
Balance as of December 31, 2015	$32,590	$96,107	$—	$128,697
Acquisitions	—	—	5,693	5,693
Balance as of December 31, 2016	$32,590	$96,107	$5,693	$134,390

The following table summarizes information about the Company’s allocation of other intangible assets. Other intangibles, of which the indefinite life intangible assets relate to the purchase of Stoker, Wind River and VaporBeast and the amortizing intangible assets relate to the purchase of VaporBeast, consist of:

	As of December 31,
	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized indefinite life intangible assets:
Trade names	$21,657		$8,500
Formulas	53		53
Total	$21,710		$8,553

Amortized intangible assets:
Customer relationships (useful life of 8 years)	$5,386	$55	$—	$—
Non-compete agreements (useful life of 3.5 years)	100	3	—	—
Total	$5,486	$58	$—	$—

10. Deferred Financing Costs:

Deferred financing costs relating to the revolving credit facility at December 31 consist of:

	2016	2015
Deferred financing costs, net of accumulated amortization of $202 and $134, respectively	$139	$208

11. Accrued Liabilities:

Accrued liabilities at December 31 consist of:

	2016	2015
Accrued payroll and related items	$5,331	$3,659
Customer returns and allowances	2,818	2,015
Other	7,187	5,379
	$15,336	$11,053

12. Notes Payable and Long-Term Debt:

Notes payable and long-term debt at December 31 consists of the following in order of preference:

	2016	2015
First Lien Term Loan	$146,451	$150,555
Second Lien Term Loan	59,128	78,882
Note payable - VaporBeast	2,000	—
PIK Toggle Note	—	58,882
7% Senior Notes	—	10,360
Total Notes Payable and Long-Term Debt	207,579	298,679
Less deferred finance charges	(4,388)	(6,257)
Less current maturities	(1,650)	(1,650)
	$201,541	$290,772

Long-term Debt

On January 13, 2014, NATC entered into (i) a $170 million First Lien Term Loan Credit Agreement among NATC, the Company, NATC Holding and Wells Fargo Bank, National Association, as administrative agent (the “First Lien Credit Agreement”), (ii) a $80 million Second Lien Term Loan Credit Agreement among NATC, the Company, NATC Holding and Wells Fargo Bank, National Association, as administrative agent (the “Second Lien Credit Agreement”), and (iii) a $40 million ABL Credit Agreement among NATC, NATC Holding and Wells Fargo Bank, National Association, as ABL Agent (the “Revolving Credit Facility”). As a result of this refinancing NATC recorded $42.8 million as a loss on extinguishment of debt on its consolidated statement of operations for 2014. In February 2017 we refinanced our Credit Facility (see note 23).

First Lien Credit Agreement

All of NATC’s subsidiaries, as well as the Company and NATC Holding, are guarantors under the First Lien Credit Agreement. Turning Point and its subsidiary are not guarantors of the First Lien Credit Agreement. The First Lien Credit Agreement is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets (the “Collateral”). The loans designated as London Interbank Offered Rate (“LIBOR”) loans bear interest at LIBOR then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bear interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The weighted average interest rate at December 31, 2016 was 9.25%. The First Lien Credit Agreement matures in January 2020.

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

NATC is required to make prepayments under the First Lien Credit Agreement upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of additional indebtedness, subject to certain exceptions and reinvestment rights. NATC made voluntary prepayments of $15 million during 2015.

Second Lien Credit Agreement

The Second Lien Credit Agreement has the benefit of a second priority security interest in the Collateral and is guaranteed by the same entities as the First Lien Credit Agreement. The Second Lien Credit Agreement contains substantially similar representations and warranties, events of default and covenants as the First Lien Credit Agreement; provided, however, that the total leverage ratio required to be maintained by NATC under the Second Lien Credit Agreement is as follows:

Period	Maximum Ratio
Closing Date through March 31, 2015	6.75 to 1.00
April 1, 2015 through September 30, 2016	6.50 to 1.00
October 1, 2016 through September 30, 2017	6.25 to 1.00
October 1, 2017 through September 30, 2018	6.00 to 1.00
October 1, 2018 and thereafter	5.75 to 1.00

Under the Second Lien Credit Agreement the loans designated as LIBOR loans bear interest at LIBOR then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bear interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%. The weighted average interest rate at December 31, 2016 was 11.5%. The Second Lien Credit Agreement matures in July 2020. In connection with the Company’s IPO in May of 2016, the Company prepaid $20 million of the borrowings under the Second Lien Credit Agreement (see Note 3).

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

The interest rates per annum applicable to loans under the Revolving Credit Facility are, at the option of NATC, equal to the applicable Base Rate or LIBOR plus the applicable Interest Margin, as defined below:

Pricing Level	Average Excess Availability	Applicable Margin for Base Rate Loans (the “Base Rate Margin”)	Applicable Margin for LIBOR Rate Loans (the “LIBOR Rate Margin”)
I	> $30,000,000	1.25%	2.25%
II	< $30,000,000 but > $15,000,000	1.50%	2.50%
III	< $15,000,000	1.75%	2.75%

The Revolving Credit Facility matures in January 2019 and the outstanding balance at December 31, 2016 was $15.0 million and we have the ability to borrow an additional $17.4 million. The weighted average interest rate on December 31, 2016 was 5.25%.

Note Payable – VaporBeast

On November 30, 2016, the Company issued a note payable to VaporBeast’s shareholders (“VaporBeast Note.”) The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018.

The VaporBeast Note may be prepaid at any time without penalty and is subject to a late payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults, including defaults for nonpayment, nonperformance, any material breach under the purchase agreement and bankruptcy or insolvency.

Credit Line with Standard General

On December 8, 2015, we entered into an agreement with Standard General for a $50.0 million line of credit for the financing of acquisitions that are approved by Standard General L.P. in its sole discretion. Borrowings under the line of credit were at a floating rate equal to LIBOR plus a margin of 6.5% with a LIBOR floor of 1.0%. Turning Point Brands, Inc. is the borrower under the facility and none of TPB’s subsidiaries guarantee the facility. There were no borrowings under the line of credit and the line of credit expired on December 8, 2016.

PIK Toggle Notes

On January 13, 2014, the Company issued PIK Toggle Notes (“PIK Toggle Notes”) to Standard General Master Fund, L.P. (“Standard General”) with a principal amount of $45 million and warrants to purchase 42,424 of the Company’s common stock at $.01 per share, as adjusted for stock splits and other events specified in the agreement. After adjustment for the stock split effected in connection with the IPO of 10.43174381 to 1, the warrants were adjusted to provide for the purchase of 442,558 of the Company’s common stock. Due to the issuance of the warrants, the PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million. The PIK Toggle Notes were scheduled to mature and the warrants to expire on January 13, 2021.

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

In connection with the IPO, in May of 2016, the Company redeemed and retired all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of the Company’s voting common stock (see Note 3). As a result of this transaction the Company incurred a loss on extinguishment of debt of $2.8 million.

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

The 7% Senior Notes accrued interest at a fixed rate of 7% per annum. Interest was payable on the last business day of June and December in each year and provided that the Company was permitted to elect to pay all or a portion of the interest in kind. The Company made such election for all of 2015 and 2014.

The 7% Senior Notes were general unsecured obligations of the Company and ranked equally with the Company’s other unsecured and unsubordinated debt from time to time outstanding. Redemptions of the 7% Senior Notes could be made by the Company at any time without penalty or premium.

In connection with the IPO, in May of 2016, the Company redeemed and retired all of the outstanding 7% Senior Notes in exchange for shares of the Company’s voting common stock (see Note 3).

Restricted / Non-Restricted Condensed Consolidating Financial Statements

The payment of principal and interest on the First Lien Term Loan, Second Lien Term Loan and Revolving Credit Facility are guaranteed by or obligations of NATC and its subsidiaries (“Issuer/Restricted”). Turning Point and its subsidiary (“Non-Restricted”) are not guarantors of the First Lien Term Loan, Second Lien Term Loan and Revolving Credit Facility. The separate financial statements of the Issuer/Restricted are not included herein because the Issuer/Restricted are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the First Lien Term Loan, Second Lien Term Loan and Revolving Credit Facility. The Company believes that the consolidating financial information for the Issuer/Restricted and the Non-Restricted provide information that is more meaningful in understanding the financial position of the Issuer/Restricted than separate financial statements of the Issuer/Restricted.

The following consolidating financial information presents consolidating financial data for the Issuer/Restricted, Non-Restricted and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of December 31, 2016 and 2015. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Turning Point Brands, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$2,710	$155	$—	$2,865
Accounts receivable	2,091	90	—	2,181
Inventories	54,830	7,355	—	62,185
Other current assets	8,874	2,751	—	11,625
Total current assets	68,505	10,351	—	78,856

Property, plant and equipment, net	7,365	225	—	7,590
Deferred income taxes	6,288	—	—	6,288
Deferred financing costs, net	139	—	—	139
Goodwill	134,390	—	—	134,390
Investment in subsidiaries	50,537	—	(50,537)	—
Other intangible assets, net	27,138	—	—	27,138
Master Settlement Agreement - escrow deposits	30,410	—	—	30,410
Other assets	209	—	—	209
Total assets	$324,981	$10,576	$(50,537)	$285,020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,961	$192	$—	$9,153
Accrued liabilities	14,336	1,000	—	15,336
Accrued interest expense	394	—	—	394
First lien term loan	1,650	—	—	1,650
Revolving credit facility	15,034	—	—	15,034
Total current liabilities	40,375	1,192	—	41,567

Notes payable and long-term debt	201,541	—	—	201,541
Postretirement benefits	4,407	—	—	4,407
Pension benefits	423	—	—	423
Other long-term liabilities	3,024	—	—	3,024
Total Liabilities	249,770	1,192	—	250,962

Stockholders' equity (deficit):
Common stock, voting	184	—	—	184
Additional paid-in capital	168,990	10,900	(74,995)	104,895
Advance to TPB	2,224	(2,224)	—	—
Accumulated other comprehensive loss	(4,049)	—	—	(4,049)
Retained earnings (accumulated deficit)	(92,138)	708	24,458	(66,972)
Total stockholders' equity (deficit)	75,211	9,384	(50,537)	34,058
Total liabilities and stockholders' equity (deficit)	$324,981	$10,576	$(50,537)	$285,020

Turning Point Brands, Inc. and Subsidiaries
Consolidating Statement of Operations
for the year ended December 31, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$193,219	$13,009	$206,228
Cost of sales	95,885	9,987	105,872
Gross profit	97,334	3,022	100,356
Selling, general and administrative expenses	52,818	3,953	56,771
Operating income (loss)	44,516	(931)	43,585
Interest expense and financing costs	26,564	57	26,621
Investment income	(768)	—	(768)
Loss on extinguishment of debt	2,824	—	2,824
Income (loss) before income taxes	15,896	(988)	14,908
Income tax benefit	(12,005)	—	(12,005)
Net income (loss)	$27,901	$(988)	$26,913

Turning Point Brands, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
for the year ended December 31, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from operating activities:
Net income (loss)	$27,901	$(988)	$26,913
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	2,824	—	2,824
Depreciation expense	1,227	—	1,227
Amortization of deferred financing costs	1,419	—	1,419
Amortization of original issue discount	724	—	724
Amortization of other intangible assets	58	—	58
Interest incurred but not paid on PIK Toggle Notes	3,422	—	3,422
Interest incurred but not paid on 7% Senior Notes	329	—	329
Interest paid on PIK Toggle Notes	(9,893)	—	(9,893)
Reserve of note receivable	—	430	430
Deferred income taxes	(12,719)	—	(12,719)
Stock option compensation expense	117	—	117
Restricted stock compensation expense	50	—	50
Member unit compensation expense	—	13	13
Changes in operating assets and liabilities:
Accounts receivable	2,050	22	2,072
Inventories	(11,432)	(1,081)	(12,513)
Other current assets	(1,136)	2,497	1,361
Other assets	(100)	—	(100)
Accounts payable	3,488	143	3,631
Accrued pension liabilities	262	—	262
Accrued postretirement liabilities	(172)	—	(172)
Accrued expenses and other	(230)	(97)	(327)
Net cash provided by operating activities	8,189	939	9,128
Cash flows from investing activities:
Capital expenditures	(2,982)	(225)	(3,207)
Acquisitions	(23,625)	—	(23,625)
Net cash used in investing activities	(26,607)	(225)	(26,832)

Turning Point Brands, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (cont.)
for the year ended December 31, 2016
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from financing activities:
Proceeds from revolving credit facility, net	15,016	—	15,016
Payments for first lien term loan	(4,388)	—	(4,388)
Payment of second lien term loan	(20,000)	—	(20,000)
Payment of PIK Toggle Notes	(24,107)	—	(24,107)
Receivable from TPBI	1,466	(1,466)	—
Payment for financing costs	(450)	—	(450)
Redemption of Intrepid options	—	(661)	(661)
Redemption of Intrepid warrants	(5,500)	—	(5,500)
Warrants exercised	4	—	4
Exercise of options	169	—	169
Redemption of options	(85)	—	(85)
Proceeds from issuance of stock	55,736	—	55,736
Net cash provided by (used in) financing activities	17,861	(2,127)	15,734
Net decrease in cash	(557)	(1,413)	(1,970)
Cash, beginning of period	3,267	1,568	4,835
Cash, end of period	$2,710	$155	$2,865

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$34,553	$—	$34,553
Cash paid during the period for income taxes, net	$623	$—	$623
Supplemental schedule of noncash financing activities:
Issuance of restricted stock	$279	$—	$279
Conversion of PIK Toggle Notes to equity	$29,014	$—	$—
Conversion of 7% Senior Notes to equity	$10,074	$—	$—

Turning Point Brands, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$3,267	$1,568	$—	$4,835
Accounts receivable	3,828	112	—	3,940
Inventories	38,065	6,274	—	44,339
Other current assets	5,590	5,248	—	10,838
Total current assets	50,750	13,202	—	63,952

Property, plant and equipment, net	5,603	—	—	5,603
Deferred financing costs, net	208	—	—	208
Goodwill	128,697	—	—	128,697
Investment in subsidiaries	31,489	—	(31,489)	—
Other intangible assets, net	8,553	—	—	8,553
Master Settlement Agreement - escrow deposits	31,842	—	—	31,842
Other assets	3,178	430	—	3,608
Total assets	$260,320	$13,632	$(31,489)	$242,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,038	$49	$—	$4,087
Accrued expenses	9,956	1,097	—	11,053
Accrued interest expense	4,329	—	—	4,329
First lien term loan	1,650	—	—	1,650
Revolving credit facility	18	—	—	18
Total current liabilities	19,991	1,146	—	21,137

Notes payable and long-term debt	290,772	—	—	290,772
Deferred Income Taxes	7,013	—	—	7,013
Postretirement benefits	4,666	—	—	4,666
Pension benefits	487	—	—	487
Total Liabilities	322,929	1,146	—	324,075

Stockholders' equity (deficit):
Common stock, voting	63	—	—	63
Common stock, non-voting	9	—	—	9
Additional paid-in capital	76,410	11,213	(74,995)	12,628
Advance to TPB	793	(793)	—	—
Accumulated other comprehensive loss	(3,512)	—	—	(3,512)
Retained earnings (accumulated deficit)	(136,372)	2,066	43,506	(90,800)
Total stockholders' equity (deficit)	(62,609)	12,486	(31,489)	(81,612)
Total liabilities and stockholders' equity (deficit)	$260,320	$13,632	$(31,489)	$242,463

Turning Point Brands, Inc. and Subsidiaries
Consolidating Statement of Operations
for the year ended December 31, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Net sales	$180,191	$17,065	$197,256
Cost of sales	88,828	12,132	100,960
Gross profit	91,363	4,933	96,296
Selling, general and administrative expenses	46,231	5,554	51,785
Operating income (loss)	45,132	(621)	44,511
Interest expense and financing costs	34,179	105	34,284
Income (loss) before income taxes	10,953	(726)	10,227
Income tax expense	1,078	—	1,078
Net income (loss)	$9,875	$(726)	$9,149

Turning Point Brands, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
for the year ended December 31, 2015
(in thousands)

	Issuer/ Restricted	Non-Restricted	Consolidated
Cash flows from operating activities:
Net income (loss)	$9,875	$(726)	$9,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of property, plant and equipment	(2)	—	(2)
Depreciation expense	1,059	—	1,059
Amortization of deferred financing costs	1,448	—	1,448
Amortization of original issue discount	1,048	—	1,048
Interest incurred but not paid on PIK toggle notes	8,229	—	8,229
Interest incurred but not paid on 7% senior notes	851	—	851
Deferred income taxes	51	—	51
Stock compensation expense	143	—	143
Member unit compensation expense	—	91	91
Changes in operating assets and liabilities:
Accounts receivable	(1,295)	(112)	(1,407)
Inventories	(1,450)	3,482	2,032
Other current assets	(328)	377	49
Other assets	(118)	—	(118)
Accounts payable	2,778	(994)	1,784
Accrued pension liabilities	163	—	163
Accrued postretirement liabilities	(179)	—	(179)
Accrued expenses and other	596	(557)	39
Net cash provided by operating activities	22,869	1,561	24,430
Cash flows from investing activities:
Capital expenditures	(1,602)	—	(1,602)
Proceeds from sale of property, plant and equipment	2	—	2
Issuance of note receivable	—	(430)	(430)
Net cash used in investing activities	(1,600)	(430)	(2,030)
Cash flows from financing activities:
Proceeds from (payments of) revolving credit facility, net	(7,335)	—	(7,335)
Prepaid equity issuance costs	(2,049)	—	(2,049)
Payments for first lien term loan	(16,649)	—	(16,649)
Exercise of options	16	(15)	1
Net cash used in financing activities	(26,017)	(15)	(26,032)
Net increase (decrease) in cash	(4,748)	1,116	(3,632)
Cash, beginning of period	8,015	452	8,467
Cash, end of period	$3,267	$1,568	$4,835
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,030	$127	$23,157
Cash paid during the period for income taxes, net	$1,027	$—	$1,027
Supplemental schedule of noncash financing activities:
Accrued expenses incurred for prepaid equity issuance costs	$1,129	$—	$1,129

13. Income Taxes:

The income tax expense (benefit) for the years ended December 31 consists of the following components:

	2016			2015			2014
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(46)	$(12,655)	$(12,701)	$321	$43	$364	$—	$31	$31
State and Local	760	(64)	696	706	8	714	333	6	339
	$714	$(12,719)	$(12,005)	$1,027	$51	$1,078	$333	$37	$370

Deferred tax assets and liabilities at December 31 consist of:

	2016		2015
	Assets	Liabilities	Assets	Liabilities
Inventory	$2,268	$423	$1,640	$382
Property, plant and equipment	—	1,642	—	1,153
Goodwill and other intangible assets	43	10,431	33	10,431
Accrued pension and postretirement costs	1,964	—	2,086	—
NOL carryforward	11,911	—	17,456	—
Unrealized loss on investments	582	—	—	—
Deferred income for tax purposes	—	1,419	—	2,129
Other	3,864	429	5,756	—
Sub-total	20,632	14,344	26,971	14,095
Valuation allowance	—	—	(19,889)	—
Deferred income taxes	$20,632	$14,344	$7,082	$14,095

At December 31, 2016, the Company had NOL carryforwards for income tax purposes of approximately $34.0 million, which expire between 2026 and 2034.

At December 31, 2016, based on all evidence available the Company determined that its ability to realize future benefits of its deferred tax assets met the “more likely than not” criteria in ASC 740, Income Taxes. The Company had determined, at December 31, 2015, its ability to realize future benefits of certain net deferred tax assets did not meet the “more likely than not” criteria in ASC 740, Income Taxes; therefore, a valuation allowance was recorded.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2016, 2015 and 2014, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2013.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31 is as follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes	4.7	7.0	(0.8)
Permanent differences	13.2	42.5	0.1
Valuation allowance	(133.4)	(74.0)	(35.6)
Effective income tax rate	(80.5)%	10.5%	(1.3)%

14. Pension and Postretirement Benefit Plans:

NATC had two defined benefit pension plans. Benefits for the hourly employees’ plan were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for the salaried employees plan were based on years of service and the employees’ final compensation. All of the defined benefit plans are frozen. Effective December 31, 2014, these two pension plans were merged together with the hourly plan becoming the successor. The surviving plan remains frozen.

NATC sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory, with retiree contributions adjusted annually.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2016 and 2015 and a statement of the funded status:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Reconciliation of benefit obligations:
Benefit obligation at January 1	$16,994	$18,334	$5,003	$5,213
Service cost	104	125	—	—
Interest cost	699	695	173	178
Actuarial loss (gain)	86	(1,066)	(111)	(55)
Benefits paid	(1,103)	(1,094)	(320)	(333)
Benefit obligation at December 31	$16,780	$16,994	$4,745	$5,003

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$16,507	$17,489	$—	$—
Actual return on plan assets	953	112	—	—
Employer contributions	—	—	320	333
Benefits paid	(1,103)	(1,094)	(320)	(333)
Fair value of plan assets at December 31	$16,357	$16,507	$—	$—

Funded status:
Funded status at December 31	$(423)	$(487)	$(4,745)	$(5,003)
Unrecognized net actuarial loss (gain)	4,454	4,780	(741)	(654)
Net amount recognized	$4,031	$4,293	$(5,486)	$(5,657)

Pension plan in which accumulated benefit obligations exceed plan assets at December 31:

	2016	2015
Projected benefit obligation	$16,780	$16,994
Accumulated benefit obligation	16,780	16,994
Fair value of plan assets	16,357	16,508

The asset allocation for NATC’s defined benefit plan, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2017	2016	2015
Asset category:
Equity securities(1)	60%	62%	61%
Debt securities	30%	26%	29%
Cash	10%	12%	10%
Total	100%	100%	100%
(1)	No shares of the Company’s common stock were included in equity securities at December 31, 2016 or 2015.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is the description of the valuation methodologies used for assets measured at fair value subsequent to initial recognition. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while NATC believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2016 and 2015.

Pooled Separate Accounts: Valued at the net asset value (NAV) of shares held by the plan at year end.

Guaranteed Deposit Account: Valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer.

Assets measured at fair value on a recurring basis: The table below presents the balances of the plan’s assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
Pooled Separate Accounts	$14,391	$—	$14,391	$—
Guaranteed Deposit Account	1,966	—	—	1,966
Total assets at fair value as of December 31, 2016	$16,357	$—	$14,391	$1,966

Pooled Separate Accounts	$14,775	$—	$14,775	$—
Guaranteed Deposit Account	1,732	—	—	1,732
Total assets at fair value as of December 31, 2015	$16,507	$—	$14,775	$1,732

Level 3 Gains and Losses: The table below sets forth a summary of changes in the fair value of the Guaranteed Deposit Account:

Guaranteed Deposit Account
Balance at December 31, 2014	$1,777
Total gains or losses (realized/unrealized)
Return on plan assets	59
Purchases, sales and settlements, net	(104)
Balance at December 31, 2015	1,732
Total gains or losses (realized/unrealized)
Return on plan assets	60
Purchases, sales and settlements, net	174
Balance at December 31, 2016	$1,966

The Company’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. The Company uses one management firm to manage plan assets, which are invested in equity and debt securities. The Company’s investment objective is to provide long-term growth of capital as well as current income.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Accrued benefit cost	$(423)	$(487)	$(4,745)	$(5,003)
Accumulated other comprehensive loss, unrecognized net gain/loss	4,454	4,780	(741)	(654)
	$4,031	$4,293	$(5,486)	$(5,657)

The following table provides the amount in accumulated other comprehensive income that is expected to be recognized in net periodic benefit costs in 2017:

	Pension Benefits	Postretirement Benefits
Included in cost of sales	$23	$(17)
Included in selling, general and administrative expenses	453	—
	$476	$(17)

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Service cost	$104	$125	$—	$—
Interest cost	699	695	173	178
Expected return on plan assets	(1,034)	(1,182)	—	—
Amortization of gains and losses	493	526	(24)	(1)
Net periodic benefit cost	$262	$164	$149	$177

NATC is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. The rate of return on assets used is determined based upon analysis of the plans’ historical performance relative to the overall markets and mix of assets. The assumptions listed below represent management’s review of relevant market conditions and have been adjusted, as appropriate. The weighted average assumptions used in the measurement of NATC’s benefit obligation are as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.0%	4.3%	3.5%	3.8%

The weighted average assumptions used to determine net periodic pension and postretirement costs are as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.3%	3.9%	3.8%	3.5%
Expected return on plan assets	6.5%	6.5%	—	—

For measurement purposes of the postretirement benefits, the assumed health care cost trend rate for participants under age 65 as of December 31, 2016 was 7.0% reducing to 5.5% by 2018 and for participants age 65 and over the rate was 7.0% reducing to 5.5% by 2018.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects:

	2016	2015	2014
Effect on total of service and interest cost components of net periodic postretirement cost	$3	$4	$4
Effect on the health care component of the accumulated postretirement benefit obligation	$78	$101	$88

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
2017	$1,108	$343
2018	1,098	342
2019	1,087	338
2020	1,085	334
2021	1,098	328
2022-2026	5,394	1,537

NATC’s policy for the postretirement benefits plan is to make contributions equal to the benefits paid during the year.

NATC expects to make approximately $0.3 million of contributions to the postretirement plan in the year ending December 31, 2017. NATC’s policy for the pension plan is to make the minimum amount of contributions that can be deducted for federal income taxes. NATC expects to make no contributions to the pension plan in the year ending December 31, 2017.

NATC also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2016 and 2015 Plan Years, NATC contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, NATC matched the contribution by 100%. NATC matching contributions to this plan were approximately $0.8 million for 2016, $0.7 million for 2015 and $0.7 million for 2014.

15. Lease Commitments:

The Company leases certain office space and vehicles for varying periods. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016:

Operating Leases
2017	$1,066
2018	896
2019	782
2020	782
2021	65
Total minimum lease payments	$3,591

The total lease expense included in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was $1.8 million each year.

16. Share Incentive Plans:

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) The 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and non-employee directors as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the criteria for the vesting period, with such criteria to be specified in the award agreement. As of December 31, 2016, 25,944 shares of restricted stock and 53,996 options have been granted to employees of the Company under the 2015 Plan. There are 1,320,060 shares available for grant under the 2015 Plan.

On February 8, 2006, the Board of Directors of the Company adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards. Upon the adoption of the Company’s 2015 Plan in connection with its IPO (see Note 3), the Company determined that no additional grants would be made under the 2006 Plan; however, all awards issued under the 2006 Plan that have not been previously terminated or forfeited remain outstanding and continue unaffected.

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2014	1,692,051	$2.17	$1.19
Exercised	(1,043)	1.06	0.54
Forfeited	(23,337)	1.06	0.54
Outstanding, December 31, 2015	1,667,671	2.19	1.20
Granted	53,996	9.26	2.37
Exercised	(73,135)	2.31	1.27
Forfeited	(10,770)	3.83	2.17
Outstanding, December 31, 2016	1,637,762	$2.41	$1.23

Under the 2006 Plan, the total intrinsic value of options exercised and vested during the years ended December 31, 2016, 2015 and 2014 was $0.5 million, less than $0.1 million and $0.8 million, respectively.

At December 31, 2016, under the 2006 Plan, the outstanding stock options’ exercise price for 946,192 options is $1.06 per share all of which are exercisable. The outstanding stock options’ exercise price for 637,574 options is $3.83 per share all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 0.9 years for the options with the $1.06 exercise price, and 5.7 years for the options with the $3.83 exercise price. The Company estimates that the expected life of all stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $1.06; risk free interest rate of 4.366%; a volatility of 30%; and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $3.83; risk-free interest rate of 3.57%; a volatility of 40%; and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At December 31, 2016, under the 2015 Plan, the outstanding stock options’ exercise price for 53,996 options is $9.26 per share of which 26,998 are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 9.6 years. The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represent the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable. Based on these assumptions we are using, a current share and exercise price of $9.26, risk free interest rate of 1.159%, expected volatility of 25.4%, expected life of options of 5.375 years and no assumed dividend yield, the fair value of these options determined using the Black-Scholes option pricing model is approximately $2.37 per share option granted.

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense of approximately $0.1 million, $0.1 million and $0.4 million in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

17. Unit Incentive Plans and Warrants for Intrepid Brands, LLC:

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

In connection with the IPO, in May of 2016 all options outstanding under the 2014 Plan were repurchased for aggregate cash consideration of $0.7 million, which included payroll taxes (see Note 3). With the repurchase of the options, the 2014 Plan was terminated.

In January of 2014, the Company issued warrants to purchase 11,000,000 units of membership interests in Intrepid (the “Intrepid Warrants”) concurrent with the 7% Senior Notes (see Note 12). This represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. The warrants were exercisable beginning January 21, 2014 and were scheduled to expire on December 31, 2023.

In connection with the IPO, in May of 2016 all outstanding Intrepid Warrants were repurchased for aggregate cash consideration of approximately $5.5 million (see Note 3).

18. Contingencies:

The Company is involved in various claims and actions which arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

19. Income (Loss) Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income (loss):

	December 31, 2016			December 31, 2015			December 31, 2014
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Net income (loss)	$26,913			$9,149			$(29,405)

Basic EPS:
Weighted average		16,470,352	$1.63		7,198,081	$1.27		7,223,378	$(4.07)

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		1,545,193			1,156,306			—
		18,015,545	$1.49		8,354,387	$1.10		7,223,378	$(4.07)

For the year ended December 31, 2014, options to purchase 1,692,050 shares of common stock and warrants to purchase 442,556 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

20. Parent-Only Financial Information:

The Company is a holding company with independent operations including cash and its investments in its subsidiaries.

As of December 31, 2016 and 2015, all of NATC’s subsidiaries are wholly-owned and guarantee the First Lien Term Loan and the Second Lien Term Loan of NATC on a full, unconditional, and joint and several basis. Within the First Lien Term Loan and the Second Lien Term Loan there are no significant restrictions on the ability of NATC to obtain funds from its subsidiaries by dividend or loan, but NATC is subject to significant restrictions on its ability to pay dividends or make other payments to Turning Point Brands, Inc. (without any of its subsidiaries “TPB”).

NATC and its subsidiaries are generally unable to pay dividends and make other restricted payments to TPB, except in limited circumstances, including (i) to pay certain costs in the ordinary course of business, (ii) to redeem, retire or otherwise acquire certain of our outstanding equity interest and (iii) to pay certain tax obligations.

Turning Point and Intrepid are wholly-owned by the Company. Turning Point and its subsidiary are not guarantors of the First Lien Term Loan and Second Lien Term Loan.

21. Segment Information:

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) smokeless products; (2) smoking products; and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff; and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products; (b) processes, packages and markets MYO cigarette tobaccos; (c) imports and markets finished cigars and MYO cigar tobaccos and cigar wraps; and (d) processes, packages and markets pipe tobaccos. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast. The Company’s products are distributed primarily through wholesale distributors in the United States. The Other segment includes the assets of the Company not assigned to the three reportable segments and Elimination includes the elimination of intercompany accounts between segments. The Company had no customer that accounted for more than 10% of gross sales in 2016 and 2015. The Company had one customer, which had sales in all three segments that accounted for 10.9% of gross sales for 2014.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective net sales. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The table below presents financial information about reported segments:

	December 31, 2016	December 31, 2015	December 31, 2014
Net Sales
Smokeless products	$77,913	$74,293	$71,465
Smoking products	111,005	105,898	108,799
NewGen products	17,310	17,065	20,065
	$206,228	$197,256	$200,329

Operating Income
Smokeless products	$15,946	$18,343	$21,357
Smoking products	29,790	28,030	25,500
NewGen products	(510)	(636)	2,345
Other(1)	(1,641)	(1,226)	(1,146)
	$43,585	$44,511	$48,056

Interest expense and financing costs	(26,621)	(34,284)	(34,311)
Investment income	768	—	—
Loss on extinguishment of debt	(2,824)	—	(42,780)
Income (Loss) before income taxes	$14,908	$10,227	$(29,035)
Capital Expenditures
Smokeless products	$2,975	$1,602	$1,314
NewGen products	232	—	—
	$3,207	$1,602	$1,314

Depreciation and amortization
Smokeless products	$1,227	$1,059	$933
NewGen products	58	—	—
	$1,285	$1,059	$933

Assets
Smokeless products	$85,559	$75,723	$76,550
Smoking products	550,324	516,462	487,778
NewGen products	39,416	13,633	15,883
Other(1)	99,335	26,173	24,869
	774,634	631,991	605,080
Less Eliminations(2)	(489,614)	(389,528)	(362,512)
	$285,020	$242,463	$242,568
(1)	“Other” includes our costs and assets that are not assigned to our three reportable segments, such as intercompany transfers, deferred taxes and investments in subsidiaries. All goodwill has been allocated to our reportable segments.
(2)	“Elimination” includes the elimination of intercompany accounts between segments and investments in subsidiaries.

Net Sales - Domestic and Foreign
(in thousands)

	2016	2015	2014
Domestic	$196,348	$188,647	$190,819
Foreign	9,880	8,609	9,510
Net Sales	$206,228	$197,256	$200,329

22. Selected Quarterly Financial Information (Unaudited):

The following table presents the quarterly operating results:

	1st	2nd	3rd	4th
2016
Net sales	$49,866	$51,581	$50,959	$53,822
Gross profit	24,647	24,874	24,618	26,217
Net income	2,234	799 (1)	6,793	17,087	(2)
Basis net income per share	0.31	0.05	0.38	0.93
Diluted net income per share	0.27	0.05	0.34	0.87

2015
Net sales	$51,086	$47,999	$51,431	$46,740
Gross profit	24,655	22,611	25,361	23,669
Net income (loss)	3,427	(1,421)	4,770	2,373
Basis net income (loss) per share	0.48	(0.20)	0.66	0.33
Diluted net income (loss) per share	0.41	(0.20)	0.57	0.28
(1)	Includes $2,824 of loss on extinguishment of debt.
(2)	Includes $12,719 of deferred income tax benefits.

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

23. Subsequent Event:

On February 17, 2017, the Company and NATC, entered into a new $250 million secured credit facility, comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”), and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay in full the Company’s First Lien Credit Agreement, Second Lien Credit Agreement, Revolving Credit Facility and to pay related fees and expenses.

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”); (ii) a $110 million first out term loan facility (the “2017 First Out Tranche”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Tranche”), which will be repaid in full only after repayment in full of the 2017 First Out Tranche. The 2017 First Lien Credit Facility also includes an accordion feature that allows the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Tranche and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Tranche has a maturity date of May 17, 2022. The 2017 First Out Tranche and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Tranche has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Tranche bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Tranche has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.

The 2017 Second Lien Credit Facility consists of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bears interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contains certain financial covenants, including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

The 2017 Credit Facility contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts and change in control defaults. The 2017 Credit Facility also contain certain negative covenants customary for facilities of these types including, covenants that, subject to exceptions described in the 2017 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets; (ii) to incur additional indebtedness; (iii) to pay dividends; (iv) to make distributions; (v) to sell assets; and (vi) to make investments.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”), and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 or as long as we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is available on our website, www.turningpointbrands.com, and will also be provided without charge to any person upon request. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Item 11.	Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14.	Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
a)	Financial Information
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K
(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements or notes
(3)	Exhibits – See (b) below
b)	Exhibits See Exhibit Index on page 96

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 13, 2017.

Turning Point Brands, Inc.

By:	/s/ Lawrence S. Wexler
Name:	Lawrence S. Wexler
Title:	Chief Executive Officer

By:	/s/ Mark A. Stegeman
Name:	Mark A. Stegeman
Title:	Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Lawrence S. Wexler	Director, Chief Executive Officer	March 13, 2017
Lawrence S. Wexler

By:	/s/ Mark A. Stegeman	Chief Financial and Accounting Officer	March 13, 2017
Mark A. Stegeman

By:	/s/ Thomas F. Helms, Jr.	Chairman of the Board of Directors	March 13, 2017
Thomas F. Helms, Jr.

By:	/s/ Gregory H. A. Baxter	Director	March 13, 2017
Gregory H. A. Baxter

By:	/s/ H. C. Charles Diao	Director	March 13, 2017
H. C. Charles Diao

By:	/s/ David Glazek	Director	March 13, 2017
David Glazek

By:	/s/ George W. Hebard III	Director	March 13, 2017
George W. Hebard III

By:	/s/ Arnold Zimmerman	Director	March 13, 2017
Arnold Zimmerman

Index to Exhibits

Exhibit No.	Description
2
Stock Purchase Agreement dated as of November 17, 2016, by and among National Tobacco Company, L.P., the Sellers named therein and Smoke Free Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on November 17, 2016).

3.1
Second Amended and Restated Certificate of Incorporation of Turning Point Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on May 16, 2016).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

4.1
Registration Rights Agreement of Turning Point Brands, Inc. dated May 10, 2016, between Turning Point Brands, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on May 16, 2016).

10.1†
Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015).

10.2†	Form of Stock Option Award Agreement under the 2015 Plan.*

10.3†
2006 Equity Incentive Plan of Turning Point Brands, Inc. (the “2006 Plan”) (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.4†	Amendment No. 1 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc.*

10.5†	Amendment No. 2 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc.*

10.6†
Amendment No. 3 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 7, 2017).

10.7†	Form of Award Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.8†	Form of Cash-Out Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 7, 2017).

10.9
Form of Indemnification Agreement between Turning Point Brands, Inc. and certain directors and officers (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.10
Form of Indemnification Agreement between Turning Point Brands, Inc. and Standard General Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.11†
Employment Agreement between Turning Point Brands, Inc. and Lawrence Wexler dated November 23, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on May 16, 2016).

Exhibit No.	Description
10.12†
Employment Agreement between Turning Point Brands, Inc. and James Dobbins dated November 23, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on May 16, 2016).

10.13†
Employment Agreement between Turning Point Brands, Inc. and Mark Stegeman, dated November 23, 2015 (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on May 16, 2016).

10.14†
Amendment No. 1 to the Amended and Restated Employment Agreement between Turning Point Brands, Inc. and Thomas F. Helms, Jr. dated December 4, 2015 (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on May 16, 2016).

10.16
Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.19
Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (U.S.) (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement (Reg. No. 333-31931) on Form S-4/A filed with the Commission on September 17, 1997).

10.20
Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (Canada) (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registrant’s Registration Statement (Reg. No. 333-31931) on Form S-4/A filed with the Commission on September 17, 1997).

10.21
Amendment to the Amended and Restated Distribution and License Agreement dated March 31, 1993 between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.22
Amendment to the Amended and Restated Distribution and License Agreements dated June 10, 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.23
Amendment to the Amended and Restated Distribution and License Agreement dated September 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.24
Restated Amendment to the Amended and Restated Distribution and License Agreement between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. dated June 25, 1997 (U.S. & Canada) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement (Reg. No. 333-31931) on Form S-4/A filed with the Commission on September 17, 1997).

10.25
Amendment to the Amended and Restated Distribution and License Agreement dated October 22, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

Exhibit No.	Description
10.26
Amendment to the Amended and Restated Distribution and License Agreement dated June 19, 2002, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.27
Trademark Consent Agreement, dated March 26, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.28
Amendment to the Amended and Restated Distribution and License Agreement dated February 28, 2005, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.29
Amendment to the Amended and Restated Distribution and License Agreement dated April 20, 2006, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.30
Amendment to the Amended and Restated Distribution and License Agreement dated March 10, 2010, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.31
Consent Agreement dated as of April 4, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.32
Amendment No. 1 to Consent Agreement dated as of April 9, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.33
Amendment No. 2 to Consent Agreement dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.34
Trademark Consent Agreement dated July 31, 2003, among Bolloré Technologies, S.A., North Atlantic Trading Company, Inc. and North Atlantic Operating Company, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.35
Amendment No. 2 to Trademark Consent Agreement dated December 17, 2012, between Bolloré S.A. and North Atlantic Operating Company, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.36
License and Distribution Agreement dated March 19, 2013 between Bolloré S.A. and North Atlantic Operating Company, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

Exhibit No.	Description
10.37
Distributors Supply Agreement dated as of April 1, 2013, between National Tobacco Company, L.P. and JJA Distributors, LLC (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.38
Exchange Agreement between North Atlantic Holding Company, Inc. and certain holders of the 7% Senior Notes dated November 4, 2015 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.39
Amendment No. 1 to the Amended and Restated Exchange and Stockholders’ Agreement dated April 28, 2016 (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on April 28, 2016).

10.40
Exchange Agreement between North Atlantic Holding Company, Inc. and certain holders of the 7% Senior Notes dated November 4, 2015 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

10.41
Exchange Agreement between Turning Point Brands, Inc. and Standard General for 7% Senior Notes dated May 20, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37763) filed on June 15, 2016).

10.42
Exchange and Sale Agreement between North Atlantic Holding Company, Inc. and Standard General for PIK Notes dated May 20, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37763) filed on June 15, 2016).

10.43
Intrepid Brands LLC Warrant Repurchase Agreement dated May 10, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37763) filed on June 15, 2016).

10.44	Intrepid Brands LLC Option Purchase and Cancellation Agreement dated May 10, 2016.*

10.45
First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 17, 2017).

10.46
Second Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., as the Borrower, Prospect Capital Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 17, 2017).

10.47
First Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 17, 2017).

10.48
Second Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Prospect Capital Corporation, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 17, 2017).

10.49
Intercreditor Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 17, 2017).

Exhibit No.	Description
10.50
Form of Installment Note issued to Vapor Beast Stockholders on November 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed December 2, 2016).

10.51
Form of 18-Month Note issued to Vapor Beast Stockholders on November 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed December 2, 2016).

10.52
Form of Guaranty to Vapor Beast Shareholders dated November 17, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed December 2, 2016).

10.53
Letter Agreement between Turning Point Brands, Inc. and Standard General Master Fund L.P. for Line of Credit dated December 8, 2015 (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) file on December 18, 2016).

10.54†	Amendment No. 4 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc.*

21	Subsidiaries of Turning Point Brands, Inc.*

23	Consent of RSM US LLP dated March 13, 2017.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL(eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2016, 2015 and 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*	Filed herewith
†	Compensatory plan or arrangement.