Form 10-Q
period 2017-03-31
Turning Point Brands, Inc.
filed 2017-05-11
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complyng with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☑

At May 8, 2017, there were 18,845,031 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

PART	FINANCIAL INFORMATION

Item1.	Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

	(unaudited)
ASSETS	March 31, 2017	December 31, 2016
Current assets:
Cash	$2,248	$2,865
Accounts receivable, net of allowances of $63 in 2017 and $35 in 2016	3,982	2,181
Inventories	60,886	62,185
Other current assets	13,045	11,625
Total current assets	80,161	78,856
Property, plant and equipment, net	7,604	7,590
Deferred income taxes	8,809	6,288
Deferred financing costs, net	745	139
Goodwill	134,303	134,390
Other intangible assets, net	26,962	27,138
Master Settlement Agreement - escrow deposits	30,541	30,410
Other assets	182	209
Total assets	$289,307	$285,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,556	$9,153
Accrued liabilities	10,361	15,336
Accrued interest expense	402	394
Current portion of long-term debt	5,850	1,650
Revolving credit facility	29,550	15,034
Total current liabilities	53,719	41,567
Notes payable and long-term debt	191,996	201,541
Postretirement benefits	4,439	4,407
Pension benefits	362	423
Other long-term liabilities	2,916	3,024
Total liabilities	253,432	250,962

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares, 2017 18,823,935 and 2016 18,402,022	188	184
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	104,640	104,895
Accumulated other comprehensive loss	(3,858)	(4,049)
Accumulated deficit	(65,095)	(66,972)
Total stockholders' equity	35,875	34,058
Total liabilities and stockholders' equity	$289,307	$285,020

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net sales	$66,788	$49,866
Cost of sales	39,122	25,219
Gross profit	27,666	24,647
Selling, general and administrative expenses	16,909	13,738
Operating income	10,757	10,909
Interest expense	4,933	8,462
Investment income	(114)	-
Loss on extinguishment of debt	6,116	-
Income (loss) before income taxes	(178)	2,447
Income tax expense (benefit)	(2,055)	213
Net income	$1,877	$2,234

Basic earnings per common share:
Net income	$0.10	$0.31
Diluted earnings per common share:
Net income	$0.10	$0.27
Weighted average common shares outstanding:
Basic	18,734,393	7,198,337
Diluted	19,633,353	8,354,659

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$1,877	$2,234

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	6	6
Amortization of unrealized losses recorded in selling, general and administrative expenses	114	117
Unrealized gain on investments, net of tax of $43	71	-
	191	123
Comprehensive income	$2,068	$2,357

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$1,877	$2,234
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Loss on extinguishment of debt	6,116	-
Depreciation expense	354	293
Amortization of deferred financing costs	294	362
Amortization of original issue discount	66	259
Amortization of other intangible assets	175	-
Interest incurred but not paid on PIK toggle notes	-	2,254
Deferred income taxes	(2,564)	41
Stock-based compensation expense	45	22
Changes in operating assets and liabilities:
Accounts receivable	(1,801)	1,291
Inventories	1,299	(3,637)
Other current assets	(1,420)	1,455
Other assets	26	416
Accounts payable	(1,597)	724
Accrued pension liabilities	60	64
Accrued postretirement liabilities	32	(28)
Accrued liabilities and other	(5,302)	(4,773)
Net cash provided by (used in) operating activities	(2,340)	977

Cash flows from investing activities:
Capital expenditures	(368)	(454)
Net cash used in investing activities	(368)	(454)

Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	29,550	-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loan	55,000	-
Payments of financing costs	(4,792)	-
Proceeds from (payments of) old revolving credit facility	(15,034)	1,000
Payments of first lien term loan	(147,312)	(3,150)
Payments of second lien term loan	(60,000)	-
Prepaid equity issuance costs	-	(268)
Exercise of options	679	-
Surrender of options	(1,000)	-
Net cash provided by (used in) financing activities	2,091	(2,418)

Net decrease in cash	(617)	(1,895)
Cash, beginning of period	2,865	4,835
Cash, end of period	$2,248	$2,940

Supplemental schedule of noncash financing activities:
Accrued expenses incurred for financing costs	$226	$-
Accrued expenses incurred for prepaid equity costs	$-	$84

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Basis of Presentation:

Turning Point Brands, Inc., (the “Company”) is a holding company which owns NATC Holding Company, Inc. (“NATC Holding”) and its subsidiaries and Turning Point Brands, LLC (“TPLLC”) and its subsidiary, Intrepid Brands, LLC (“Intrepid”). Except where the context otherwise requires, references to the Company include the Company, NATC Holding and its subsidiary, North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, National Tobacco Company, L.P. (“NTC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), National Tobacco Finance Corporation (“NTFC”), Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”), Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, “Stoker”) and TPLLC and Intrepid.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2016, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2016. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $2.2 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

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

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state.  The Company has chosen to open and fund an escrow account as its method of compliance.  It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset.  Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year.  In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2017, the Company had on deposit approximately $32.0 million, the fair value of which was approximately $30.5 million. At December 31, 2016, the Company had on deposit approximately $31.9 million, the fair value of which was approximately $30.4 million.

The Company invests a portion of the MSA escrow in U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds.  These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA and thus any investment in an unrealized loss position will be held until the value is recovered or until maturity. The following shows the fair value of the MSA escrow account:

	March 31, 2017			December 31, 2016
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,978	$-	$3,978	$2,786	$-	$-	$2,786
U.S. Governmental agency obligations	27,981	(1,418)	26,563	29,156	19	(1,551)	27,624
	$31,959	$(1,418)	$30,541	$31,942	$19	$(1,551)	$30,410

Fair value for the U.S. Governmental agency obligations are Level 2. All investments have been in an unrealized loss position for less than 12 months.  The following shows the maturities of the U.S. Governmental agency obligations:

	March 31, 2017	December 31, 2016
Less than five years	$9,113	$9,113
Six to ten years	15,896	16,141
Greater than ten years	2,972	3,902
Total U.S. Governmental agency obligations	$27,981	$29,156

The following table represents the amount of deposits by sales year for the MSA escrow account and reflects the decline in annual deposits beginning in 2009, due to the significant increase in federal excise taxes, as described above:

	Deposits
Sales Year	March 31, 2017	December 31, 2016

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	142	142
2015	101	100
2016	53	37

Total	$31,959	$31,942

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

Recent Accounting Pronouncements Adopted:

The Company adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in Q1 of 2017.  This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of the ASU had no effect on the Company’s consolidated financial statements.

The Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory in Q1 of 2017. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. This ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

Subsequent Events:

The Company’s management has evaluated events and transactions that occurred from April 1, 2017 through May 11, 2017, the date these unaudited condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements.

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

In May of 2016, the Company sold 6,210,000 shares of voting common stock in its IPO (including shares sold pursuant to the underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds totaled $62.1 million. Refer to the 2016 Annual Report on Form 10-K for use of the proceeds.

Note 4. Acquisitions:

In November 2016, the Company purchased five chewing tobacco brands from Wind River Tobacco Company (“Wind River”) for $2.5 million.  The Company paid $0.6 million at closing with the remaining $1.9 million payable quarterly through November 2019.  The transaction was accounted for as an asset purchase with the fair value of the purchase price of $2.4 million assigned to trade names which have an indefinite life.

In November 2016, the Company acquired the outstanding stock of VaporBeast for total consideration of $26.6 million net of working capital adjustment of $0.4 million, due from the sellers. The purchase price was satisfied through $4.0 million in cash at closing, $19.0 million in short-term notes paid in December 2016, plus $4.0 million in payments deferred for eighteen months.

The Company completed the accounting for the acquisition of VaporBeast in the first quarter resulting in a decrease in goodwill of $0.1 million.

The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired.

Purchase price:
Total purchase price	$27,000
Adjustments to purchase price:
Working capital	(400)
Fair value of holdback	(128)
Adjusted purchase price	$26,472

Assets acquired:
Working capital	$4,587
Property and equipment	7
Other intangible assets	16,272
Net assets acquired	$20,866

Goodwill	$5,606

The goodwill of $5.6 million consists of the synergies and scale expected from combining the operations.  The goodwill is currently deductible for tax purposes.

Note 5. Fair Value of Financial Instruments:

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

Revolving Credit Facility: The fair value of the revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt: The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

As of March 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term were $145.0 million and $55.0 million, respectively as the agreements were entered into during the first quarter of 2017.

As of December 31, 2016, the fair values of the First Lien Term Loan and the Second Lien Term Loan approximate their face amounts of $147.3 million and $60.0 million, respectively as they were paid off in February 2017 at face amounts.

Foreign Exchange: The Company had forward contracts as of March 31, 2017 for the purchase of €2.6 million.  The Company had forward contracts as of December 31, 2016 for the purchase of €4.9 million. The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant liability as of March 31, 2017 and December 31, 2016.

Note 6. Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on the last-in, first-out (“LIFO”) method for approximately 50% of the inventories and the first-in, first out (“FIFO”) method for the remaining inventories.  Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The components of inventories are as follows:

	March 31, 2017	December 31, 2016
Raw materials and work in process	$2,652	$2,596
Leaf tobacco	26,295	27,391
Finished goods - smokeless products	6,010	4,789
Finished goods - smoking products	17,248	18,384
Finished goods - electronic / vaporizer products	12,912	11,993
Other	1,157	1,232
	66,274	66,385
LIFO reserve	(5,388)	(4,200)
	$60,886	$62,185

The inventory valuation allowance for the three months ended March 31, 2017 and the year ended December 31, 2016 were $0.7 million and $0.6 million, respectively.

Note 7. Property, Plant and Equipment:

Property, plant and equipment consists of:

	March 31, 2017	December 31, 2016
Land	$22	$22
Building and improvements	1,899	1,899
Leasehold improvements	1,666	1,666
Machinery and equipment	10,898	10,532
Furniture and fixtures	3,411	3,409
	17,896	17,528
Accumulated depreciation	(10,292)	(9,938)
	$7,604	$7,590

Note 8. Accrued Expenses:

Accrued expenses consist of:

	March 31, 2017	December 31, 2016
Accrued payroll and related items	$1,494	$5,331
Customer returns and allowances	2,025	2,818
Other	6,842	7,187
	$10,361	$15,336

Note 9. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consists of the following:

	March 31, 2017	December 31, 2016
2017 First Lien First Out Term Loan	$110,000	$-
2017 First Lien Second Out Term Loan	35,000	-
2017 Second Lien Term Loan	55,000	-
Note payable - VaporBeast	2,000	2,000
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
Total Notes Payable and Long-Term Debt	202,000	207,579
Less deferred finance charges	(4,154)	(4,388)
Less current maturities	(5,850)	(1,650)
	$191,996	$201,541

Long-term Debt

On February 17, 2017, the Company and NATC, entered into a new $250 million secured credit facility, comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”), and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay in full the Company’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and to pay related fees and expenses.

The 2017 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts and change in control defaults. The 2017 Credit Facility also contains certain negative covenants customary for facilities of these types including, covenants that, subject to exceptions described in the 2017 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets; (ii) to incur additional indebtedness; (iii) to pay dividends; (iv) to make distributions; (v) to sell assets; and (vi) to make investments.

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”); (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature that allows the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at March 31, 2017 on the 2017 Revolving Credit Facility was 4.2%. The weighted average interest rate at March 31, 2017 on the 2017 First Term Loan was 4.4%.  The weighted average interest rate at March 31, 2017 on the 2017 Second Out Term Loan was 7.0%.

2017 Second Lien Credit Facility

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

First Lien Term Loan

All of NATC’s subsidiaries, as well as the Company and NATC Holding, were guarantors under the First Lien Term Loan.  TPLLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR rate loans bore interest at LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with the proceeds from the February 2017 refinancing.

Second Lien Term Loan

The Second Lien Term Loan had the benefit of a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR rate loans bore interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Term Loan was paid in full with the proceeds from the February 2017 refinancing.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base, which is calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with the proceeds from the February 2017 refinancing.

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

In connection with the IPO, in May of 2016, the Company redeemed and retired all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of the Company’s voting common stock. As a result of this transaction the Company incurred a loss on extinguishment of debt of $2.8 million during the second quarter of 2016.

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

In connection with the IPO, in May of 2016, the Company redeemed and retired all of the outstanding 7% Senior Notes in exchange for shares of the Company’s voting common stock.

Note 10. Income Taxes:

The Company’s income tax benefit for the three months ended March 31, 2017 does not bear the normal relationship to loss before income taxes because of tax benefits of $2.0 million relating to stock options exercised during the quarter.  The Company’s income tax expense for the three months ended March 31, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards that were utilized and were partially offset by certain minimum state income taxes.

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

Note 11. Pension and Postretirement Benefit Plans:

The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Service cost	$26	$26	$-	$-
Interest cost	170	175	58	52
Expected return on plan assets	(256)	(259)	-	-
Amortization of gains and losses	120	123	-	-
Net periodic benefit cost	$60	$65	$58	$52

The Company has a defined benefit pension plan. Benefits for the hourly employees’ plan were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for the salaried employees plan were based on years of service and the employees’ final compensation. The defined benefit plan is frozen.

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory, with retiree contributions adjusted annually.

The Company expects to contribute approximately $0.3 million to its postretirement plan in 2017 for the payment of benefits. The Company expects to make no contributions to the pension plan in the year ending December 31, 2017.

Note 12. Share Incentive Plans:

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2015 Plan may be granted to employees, non-employee directors and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and non-employee directors as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the criteria for the vesting period, with such criteria to be specified in the award agreement. As of March 31, 2017, 25,239 shares of restricted stock, 94,000 restricted stock units and 93,996 options have been granted to employees of the Company under the 2015 Plan. There are 1,186,765 shares available for grant under the 2015 Plan.

On February 7, 2017, the Board of Directors of the Company approved stock option cash-out agreement with three Company officers and a director for the surrender of 83,400 expiring stock option in exchange for payment to the option holders of $11.99 per share which is the difference between the exercise price of $1.06 and closing stock price of $13.05, or an aggregate of $1.0 million.

On February 8, 2006, the Board of Directors of the Company adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2006 Plan may be granted to employees.  The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards.  Upon the adoption of the Company’s 2015 Equity Incentive Plan in connection with its IPO the Company determined that no additional grants would be made under the 2006 Plan, however all awards issued under the plan that have not been previously terminated or forfeited remain outstanding and continue unaffected.

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	1,667,671	$2.19	$1.20

Granted	53,996	9.26	2.37
Exercised	(73,135)	2.31	1.27
Forfeited	(10,770)	3.83	2.17

Outstanding, December 31, 2016	1,637,762	2.41	1.23

Granted	40,000	13.00	3.98
Exercised	(422,487)	1.61	0.86
Surrendered	(83,400)	1.06	0.54

Outstanding, March 31, 2017	1,171,875	$3.16	$1.51

Under the 2006 Plan, the total intrinsic value of options exercised during the three months ended March 31, 2017 was $4.7 million.  There were no options exercised during the three months ended March 31, 2016. The total intrinsic value of options surrendered during the three months ended March 31, 2017 was $1.0 million.

At March 31, 2017, under the 2006 Plan, the outstanding stock options’ exercise price for 523,760 options is $1.06 per share all of which are exercisable. The outstanding stock options’ exercise price for 554,119 options is $3.83 per share all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 0.8 years for the options with the $1.06 exercise price, and 5.7 years for the options with the $3.83 exercise price. The Company estimates that the expected life of all stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $1.06; risk free interest rate of 4.37%; a volatility of 30%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $3.83; risk-free interest rate of 3.57%; a volatility of 40%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2017, under the 2015 Plan, the risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represent the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable. The fair value of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	2016 Grant	2017 Grant
Number of options	53,996	40,000
Number exercisable	26,998	-
Exercise price	$9.26	$13.00
Remaining lives	9.3	9.9
Risk free interest rate	1.159%	1.890%
Expected volatility	25.40%	27.44%
Expected life	5.375	6.000
Dividend yield	-	-
Fair value	$2.37	$3.98

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense of approximately $0.1 million and less than $0.1 million in the consolidated statements of income for the three months ended March 31, 2017 and 2016, respectively.

Performance-based restricted stock units (“PRSU”) are restricted stock that are subject to both performance-based and service based vesting conditions.  The number of shares of common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied.  On March 31, 2017, the Committee granted 94,000 performance-based restricted stock units (“PRSU”) to employees of the Company all of which are unvested at March 31, 2017.  The fair value of each PRSU is $15.60, the closing price of the stock on March 31, 2017, the date of grant.  The Company has recorded no compensation expense related to the PRSUs as they were granted on the last day of the quarter.

Note 13. Contingencies:

The Company is involved in various claims and actions that arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14. Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,877			$2,234

Basic EPS:
Weighted average		18,734,393	$0.10		7,198,337	$0.31

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		898,960			1,156,322
		19,633,353	$0.10		8,354,659	$0.27

Due to the IPO in May 2016, the Company’s weighted average shares and basic and diluted earnings per share are significantly different as of March 31, 2017 when compared to prior periods.

Note 15. Segment Information:

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) smokeless products; (2) smoking products; and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast. The Company’s products are distributed primarily through wholesale distributors in the United States. The Other segment includes the assets of the Company not assigned to the three reportable segments and Elimination includes the elimination of intercompany accounts between segments.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective Net sales. The Company evaluates the performance of its segments and allocates resources to them based on Operating income.

The tables below present financial information about reported segments:

	March 31, 2017	March 31, 2016

Net Sales
Smokeless products	$20,248	$18,339
Smoking products	27,177	27,885
NewGen products	19,363	3,642
	$66,788	$49,866

Operating Income
Smokeless products	$3,437	$3,559
Smoking products	6,554	7,540
NewGen products	912	116
Other (1)	(146)	(306)
	$10,757	$10,909

Interest expense	$(4,933)	$(8,462)
Investment income	114
Loss on extinguishment of debt	(6,116)	-

Income (loss) before income taxes	$(178)	$2,447

Capital Expenditures
Smokeless products	$366	$329
NewGen products	2	125
	$368	$454

Depreciation and amortization
Smokeless products	$352	$293
NewGen products	177	-
	$529	$293

	March 31, 2017	December 31, 2016

Assets
Smokeless Products	$85,748	$85,559
Smoking Products	149,158	150,498
NewGen Products	40,676	39,416
Other (1)	13,725	9,547
	$289,307	$285,020

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as deferred taxes. All goodwill has been allocated to our reportable segments.

Net Sales - Domestic and Foreign

The tables below present financial information about our domestic and foreign net sales:

	Three Months Ended
	March 31, 2017	March 31, 2016
Domestic	$64,371	$46,974
Foreign	2,417	2,892
Net Sales	$66,788	$49,866

Cautionary Note Regarding Forward-Looking Statements

This document includes, and other information we make public from time to time may include, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in “Risk Factors” included in our 2016 Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time, as well as:

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

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q, with our annual consolidated financial statements and accompanying notes, which are included in our 2016 Annual Report on Form 10-K. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties that are discussed in “Risk Factors” in our 2016 Annual Report on Form 10-K.

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

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum, including MST, loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products and tobacco vaporizer products. We do not sell cigarettes. We estimate that the OTP industry generated approximately $10.5 billion in manufacturer revenue in 2016. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third party analytics and informatics company.

The Company’s reportable segments are (1) smokeless products, which include chewing tobacco and moist snuff tobacco, (2) smoking products, which principally include cigarette papers, MYO cigar wraps and cigars, and (3) NewGen products, which include liquid vapor products, tobacco vaporizer products and non-nicotine/non-tobacco products.

Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s® and VaporBeast™.

We generate revenues from the sale of our products primarily to wholesale distributors who in turn resell them to retail operations, as well as from the sale of our products directly to retail operations. Our net sales, which include federal excise taxes and FDA fees, consist of gross sales, net of cash discounts, returns, and selling and marketing allowances.

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

Recent Developments

In April 2016, Turning Point increased the total authorized shares of preferred and voting and non-voting common stock and effected a 10.43174381 for 1 stock split of the voting and non-voting common stock. As a result of the stock split, all previously reported share amounts (including options and warrants) in the accompanying financial statements and related notes of Turning Point have been retrospectively restated to reflect the stock split.

In May 2016, the Company sold 6,210,000 shares of voting common stock in its IPO (including shares sold pursuant to the underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds totaled $62.1 million. Refer to the 2016 Annual Report on Form 10-K for use of the proceeds.

In November 2016, a subsidiary of the Company, purchased all of the capital stock of Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”) for an aggregate purchase price of approximately $27 million. VaporBeast is a leading distributor of liquid vapor products servicing the non-traditional retail channel. Also in November 2016, we purchased five regional smokeless tobacco brands from Wind River Tobacco Company (“Wind River”) for a purchase price of approximately $2.5 million.

The Company entered into a strategic partnership with Vapor Shark, a leading distributor and manufacturer of premium vaping e-liquids and hardware, with nationwide distribution through independent retail vape shops as well as owned and franchised Vapor Shark branded retail locations.  The Company and Vapor Shark have agreed to explore ways to work together to provide best-in-class service to the wholesale vapor channel.

Segment Information

We operate in three reportable segments, (1) smokeless products; (2) smoking products; and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast.

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

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements Adopted:

The Company adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in Q1 of 2017.  This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of the ASU had no effect on the Company’s consolidated financial statements.

The Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory in Q1 of 2017. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. This ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

Results of Operations

Summary

The table and discussion set forth below relate to our consolidated results of operations:

	Three Months Ended March 31,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$20,248	$18,339	10.4%
Smoking products	27,177	27,885	-2.5%
NewGen products	19,363	3,642	431.7%
Total net sales	66,788	49,866	33.9%
Cost of sales	39,122	25,219	55.1%
Gross profit
Smokeless products	9,254	9,210	0.5%
Smoking products	13,700	14,308	-4.2%
NewGen products	4,712	1,129	317.4%
Total gross profit	27,666	24,647	12.2%
Selling, general and administrative expenses	16,909	13,738	23.1%
Operating income	10,757	10,909	-1.4%
Interest expense	4,933	8,462	-41.7%
Investment income	(114)	-	100.0%
Loss on extinguishment of debt	6,116	-	100.0%
Income (loss) before income taxes	(178)	2,447	-107.3%
Income tax expense (benefit)	(2,055)	213	-1064.8%
Net income	$1,877	$2,234	-16.0%

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Net Sales. For the three months ended March 31, 2017, overall net sales increased to $66.8 million from $49.9 million for the three months ended March 31, 2016, an increase of $16.9 million or 33.9%. For the quarter volumes increased 30.1% and price/mix increased 3.8%.  This increase was a result of increases in the Smokeless products and NewGen products segments, partially offset by a decrease in net sales in the Smoking products segment.

For the three months ended March 31, 2017, net sales in the Smokeless products segment increased to $20.2 million from $18.3 million for the three months ended March 31, 2016, an increase of $1.9 million or 10.4%. Net sales growth was primarily driven by moist snuff tobacco (“MST”).  Smokeless products volume comparisons to the prior year were favorably impacted by one additional shipping day for the 2017 period, partially offset by the impact of a $0.55 per ounce excise tax implemented in Pennsylvania and by an increase in returned goods relative to the low volume of returns incurred during the new product introductory period a year-ago.  For the quarter, and given the disparity between chew and MST case prices (average chew case price is 2.5 times that of MST), volume increased 4.6% and price/mix increased 5.8%.  The impact of the Pennsylvania excise tax increase on trade volumes in the quarter was material to both the industry and the Company.  Industry volume degradation on a sequential basis was in the mid-teens for chewing tobacco and high-single digits for MST.  The Company outperformed the industry in both chewing tobacco and MST in Pennsylvania, as measured by Management Science Associates, Inc. (“MSAi”).

Year-over-year industry volumes for chewing tobacco declined by approximately 5% in the quarter while MST was down approximately 1% according to MSAi.  The Company outpaced the industry in the quarter and grew its MSAi share in both chewing tobacco and MST.

For the three months ended March 31, 2017, net sales in the Smoking products segment decreased to $27.2 million from $27.9 million for the three months ended March 31, 2016, a decrease of $0.7 million or 2.5%. Net sales were unfavorably impacted by year-end 2016 trade inventory build on cigarette papers and an initial trade inventory impact associated with the April 1, 2017 California excise tax on MYO cigar wraps.  For the quarter, Smoking products volumes decreased 3.9%, while price/mix increased 1.4%.

Effective April 1, 2017 all other tobacco products (“OTP”) became subject to the current 27.3% California state excise tax.  On July 1, 2017 the tax on all OTP products will increase to the new equalized rate that the industry estimates will be between 62% and 68%.  The new excise tax on MYO cigar wraps appears to have adversely impacted category sales, as California industry sales for the quarter were materially lower versus year-ago.  California represents about 5% of industry MYO cigar wraps, cigars and MST sales and 10% of industry e-cig volumes.  These segment percentages generally parallel the Company’s sales percentages.

Total U.S. Industry volumes for cigarette papers declined by mid-single-digits while MYO cigar wraps grew by low double-digits, according to MSAi.  Zig-Zag increased its market share versus the year-ago period in cigarette papers and held an 81% share in MYO cigar wraps, according to MSAi.

For the three months ended March 31, 2017, net sales in the NewGen products segment increased to $19.4 million from $3.6 million for the three months ended March 31, 2016, an increase of $15.7 million or 431.7%. Net sales growth was primarily driven by the inclusion of VaporBeast for the full quarter.  For the quarter, NewGen products volumes increased 420.6%, while price/mix increased 11.1%.

Gross Profit. For the three months ended March 31, 2017, overall gross profit increased to $27.7 million from $24.6 million for the three months ended March 31, 2016, an increase of $3.0 million or 12.2%, primarily due to the inclusion of VaporBeast.   Gross margin weakened to 41.4% for the three months ended March 31, 2017 from 49.4% for the three months ended March 31, 2016 as a result of VaporBeast’s lower distribution margins.

For the three months ended March 31, 2017, gross profit in the Smokeless products segment increased to $9.3 million from $9.2 million for the three months ended March 31, 2016, an increase of $0.1 million or 0.5%.  Gross profit as a percentage of net sales decreased to 45.7% of net sales for the three months ended March 31, 2017, from 50.2% of net sales for the three months ended March 31, 2016, primarily due to a  LIFO charge in the quarter and continuing growth of Stoker’s MST, which carries a lower gross margin than chewing tobacco products.

For the three months ended March 31, 2017, gross profit in the Smoking products segment decreased to $13.7 million from $14.3 million for the three months ended March 31, 2016, a decrease of $0.6 million or 4.2%.  Gross profit as a percentage of net sales decreased to 50.4% of net sales for the three months ended March 31, 2017, from 51.3% of net sales for the three months ended March 31, 2016.

For the three months ended March 31, 2017, gross profit in the NewGen products segment increased to $4.7 million from $1.1 million for the three months ended March 31, 2016, an increase of $3.6 million or 317.4%. Gross profit as a percentage of net sales decreased to 24.3% of net sales for the three months ended March 31, 2017, from 31.0% of net sales for the three months ended March 31, 2016 as a result of the mix impact of VaporBeast’s lower distributor margins on the segment.

Selling, General, and Administrative Expenses. For the three months ended March 31, 2017, selling, general and administrative expenses increased to $16.9 million from $13.7 million for the three months ended March 31, 2016, an increase of $3.2 million or 23.1%, due primarily to the inclusion of VaporBeast, strategic acquisition expenses and sales and marketing infrastructure investments.

Interest Expense. For the three months ended March 31, 2017, interest expense decreased to $4.9 million from $8.5 million for the three months ended March 31, 2016 primarily as a result of retiring certain debt in the second quarter of 2016 with proceeds from our IPO coupled with the February 2017 refinancing of our debt.

Income Tax Expense (Benefit).  The Company’s income tax benefit for the three months ended March 31, 2017 is primarily a result of tax benefits from the exercise of stock options during the quarter. The Company’s income tax expense for the three months ended March 31, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Investment Income. In the second quarter of 2016, we began to invest the MSA escrow deposits.  For the three months ended March 31, 2017, investment income was $0.1 million relating to these investments.

Loss on Extinguishment of Debt.  For the three months ended March 31, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing our credit facility in the first quarter of 2017.

Net Income. Due to the factors described above, net income for the three months ended March 31, 2017 and 2016 was $1.9 million and $2.2 million, respectively.

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

We define “EBITDA” as net income before interest expense, loss on extinguishment of debt, provision for income taxes, depreciation and amortization. We define “Adjusted EBITDA” as net income before interest expense, loss on extinguishment of debt, provision for income taxes, depreciation and amortization, , other non-cash items and other items that we do not consider ordinary course in our evaluation of ongoing operating performance.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The tables below provide a reconciliation between net income and Adjusted EBITDA for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$1,877	$2,234
Add:
Interest expense	4,933	8,462
Loss on extinguishment of debt	6,116	-
Income tax expense (benefit)	(2,055)	213
Depreciation expense	354	293
Amortization expense	175	-
EBITDA	$11,400	$11,202
Components of Adjusted EBITDA
LIFO adjustment (a)	1,189	309
Pension/postretirement expense (b)	118	117
Stock options, restricted stock and incentives expense (c)	45	22
Foreign exchange hedging (d)	(69)	(21)
Strategic initiatives (e)	327	432
Launch costs (f)	628	392
Adjusted EBITDA	$13,638	$12,453

(a)	Represents expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents the fees incurred for the study of strategic initiatives.
(f)	Represents non-recurring product launch costs of our new product lines.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service and capital expenditures. We believe that our cash flows from operations and borrowing availability under our 2017 Revolving Credit Facility (as defined herein) are adequate to satisfy our operating cash requirements for the foreseeable future.

We had working capital, which we define as current assets less current liabilities, of $26.4 million at March 31, 2017 compared to working capital of $37.3 million at December 31, 2016. This decrease is primarily the result of an increase in short-term borrowings from of our February 2017 debt refinancing offset by a decrease in accrued liabilities.

	March 31, 2017	December 31, 2016
Current Assets	$80,161	$78,856
Current Liabilities	53,719	41,567

Working Capital	$26,442	$37,289

Cash Flows From Operating Activities

The following table sets out the principal components of our cash flows from operating activities:

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$1,877	$2,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	6,116	-
Depreciation expense	354	293
Amortization of deferred financing costs	294	362
Amortization of original issue discount	66	259
Amortization of other intangible assets	175	-
Interest incurred but not paid on PIK toggle notes	-	2,254
Deferred income taxes	(2,564)	41
Stock-based compensation expense	45	22
Changes in operating assets and liabilities:
Accounts receivable	(1,801)	1,291
Inventories	1,299	(3,637)
Other current assets	(1,420)	1,455
Other assets	26	416
Accounts payable	(1,597)	724
Accrued pension liabilities	60	64
Accrued postretirement liabilities	32	(28)
Accrued expenses and other	(5,302)	(4,773)
Net cash provided by (used in) operating activities	$(2,340)	$977

For the three months ended March 31, 2017, net cash used in operating activities was $2.3 million compared to net cash provided by operating activities of $1.0 million for the three months ended March 31, 2016, a decrease of $3.3 million primarily due to lower earnings and increased working capital needs.

Cash Flows from Investing Activities

The following table sets out the principal components of our cash flows from investing activities:

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from investing activities:
Capital expenditures	$(368)	$(454)
Net cash used in investing activities	$(368)	$(454)

For the three months ended March 31, 2017, net cash used in investing activities decreased to $0.4 million from $0.5 million for the three months ended March 31, 2016, a decrease of $0.1 million.

Cash Flows from Financing Activities

The following table sets out the principal components of our cash flows from financing activities:

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	$29,550	$-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loan	55,000	-
Payments of financing costs	(4,792)	-
Proceeds from (payments of) old revolving credit facility	(15,034)	1,000
Payments of first lien term loan	(147,312)	-
Payments of second lien term loan	(60,000)	-
Prepaid equity issuance costs	-	(268)
Exercise of options	679	-
Surrender of options	(1,000)	(3,150)
Net cash provided by (used in) financing activities	$2,091	$(2,418)

For the three months ended March 31, 2017, net cash provided by financing activities was $2.1 million compared with net cash used in financing activities of $2.4 million for the three months ended March 31, 2016, an increase of $4.5 million, primarily due to proceeds from the debt refinancing.

Long-Term Debt

On February 17, 2017, the Company and NATC, entered into a new $250 million secured credit facility, comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”), and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay in full the Company’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and to pay related fees and expenses.

The 2017 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts and change in control defaults. The 2017 Credit Facility also contains certain negative covenants customary for facilities of these types including, covenants that, subject to exceptions described in the 2017 Credit Facility, restricts the ability of the Company and its subsidiary guarantors: (i) to pledge assets; (ii) to incur additional indebtedness; (iii) to pay dividends; (iv) to make distributions; (v) to sell assets; and (vi) to make investments.

As of March 31, 2017, we were in compliance with the financial and restrictive covenants in our existing debt instruments. The following table provides outstanding balances under our debt instruments.

	March 31, 2017	December 31, 2016
2017 Revolving Credit Facility	$29,550	$-
2017 First Lien First Out Term Loan	110,000	-
2017 First Lien Second Out Term Loan	35,000	-
2017 Second Lien Term Loan	55,000	-
Notes payable - VaporBeast	2,000	2,000
Revolving Credit Facility	-	15,034
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
	231,550	222,613
Less deferred financing charges	(4,154)	(4,388)
Less revolving credit facility	(29,550)	(15,034)
Less current maturities of long-term debt	(5,850)	(1,650)
	$191,996	$201,541

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”); (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature that allows the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at March 31, 2017 on the 2017 Revolving Credit Facility was 4.2%. The weighted average interest rate at March 31, 2017 on the 2017 First Out Term Loan was 4.4%.  The weighted average interest rate at March 31, 2017 on the 2017 Second Out Term Loan was 7.0%.

2017 Second Lien Credit Facility

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

First Lien Term Loan

All of NATC’s subsidiaries, as well as the Company and NATC Holding, were guarantors under the First Lien Term Loan.  TPLLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets.  The loans designated as LIBOR rate loans bore interest at LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with the proceeds from the February 2017 refinancing.

Second Lien Term Loan

The Second Lien Term Loan had the benefit of a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR rate loans bore interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Credit Agreement was paid in full with the proceeds from the February 2017 refinancing.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base, which is calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with the proceeds from the February 2017 refinancing.

Off-balance Sheet Arrangements

As of March 31, 2017, we had forward contracts for the purchase of €2.6 million

As of December 31, 2016, we had forward contracts for the purchase of €4.9 million.

The effect of a hypothetical 10% change in Euro and US exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Contractual Obligations

As of March 31, 2017, there had been no material changes outside the ordinary course to our contractual obligations with the exception of our long-term debt obligations, due to the refinancing (see Long-Term Debt), from December 31, 2016 as reported in our 2016 Annual Report on Form 10-K filed with the SEC.

The following tables reflect the long-term debt obligations as of March 31, 2017 and December 31, 2016.

	Payments due by period as of March 31, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$291,695	$49,520	$38,922	$112,568	$90,685

	Payments due by period as of December 31, 2016
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$288,837	$39,380	$44,477	$204,980	$-

Inflation

The Company believes that any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and believe that we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement activities with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to market risk during the three months ended March 31, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk during the three months ended March 31, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally relating to interest rate changes applicable to revolving loans under our 2017 First Lien Credit Facility. As of March 31, 2017, all of our debt under the 2017 First Lien Credit Facility bears interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $1.7 million per year.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” contained in our 2016 Annual Report on Form 10-K.  There have been no material changes to the Risk Factors set forth in the 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURNING POINT BRANDS, INC.
By: /s/ Lawrence S. Wexler
Name: Lawrence S. Wexler
Title: Chief Executive Officer

/s/ Mark A. Stegeman
Name: Mark A. Stegeman
Title: Chief Financial and Accounting Officer

Dated: May 11, 2017

Exhibit No.	Description

10.1
Amendment No. 3 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 9, 2017). †

10.2
Form of Cash-Out Agreement under the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 9, 2017). †

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement under the Turning Point Brands, Inc. 2015 Equity Incentive Plan.* †

10.4
First Lien Credit Agreement, dated as of February 17, 2017, by and among Turning Point Brands, Inc. and North Atlantic Trading Company, Inc., as the Borrowers, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 21, 2017).

10.5
Second Lien Credit Agreement, dated as of February 17, 2017, by and among Turning Point Brands, Inc. and North Atlantic Trading Company, Inc., as the Borrowers, Prospect Capital Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 21, 2017).

10.6
First Lien Guaranty and Security Agreement, dated as of February 17, 2017, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 21, 2017).

10.7
Second Lien Guaranty and Security Agreement, dated as of February 17, 2017, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 21, 2017).

10.8
Second Lien Intercreditor Agreement, dated as of February 17, 2017, by and among Turning Point Brands, Inc., North Atlantic Trading Company, Inc. and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37763) filed on February 21, 2017).

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

101
XBRL(eXtensible Business Reporting language). The Following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 11, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

* Filed herewith

† Indicates a management contract or compensatory plan, contract or arrangement