Form 10-Q
period 2017-06-30
Turning Point Brands, Inc.
filed 2017-08-10
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☑

At August 7, 2017, there were 19,029,216 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) June 30, 2017	December 31, 2016
Current assets:
Cash	$1,686	$2,865
Accounts receivable, net of allowances of $32 in 2017 and $35 in 2016	2,802	2,181
Inventories	67,826	62,185
Other current assets	11,190	11,625
Total current assets	83,504	78,856
Property, plant and equipment, net	8,393	7,590
Deferred income taxes	5,688	6,288
Deferred financing costs, net	707	139
Goodwill	134,620	134,390
Other intangible assets, net	26,787	27,138
Master Settlement Agreement - escrow deposits	30,853	30,410
Other assets	372	209
Total assets	$290,924	$285,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,759	$9,153
Accrued liabilities	12,812	15,336
Accrued interest expense	362	394
Current portion of long-term debt	7,850	1,650
Revolving credit facility	25,000	15,034
Total current liabilities	54,783	41,567
Notes payable and long-term debt	188,735	201,541
Postretirement benefits	4,404	4,407
Pension benefits	283	423
Other long-term liabilities	883	3,024
Total liabilities	249,088	250,962

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares, 2017 19,029,404 and 2016 18,402,022	190	184
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	102,975	104,895
Accumulated other comprehensive loss	(3,673)	(4,049)
Accumulated deficit	(57,656)	(66,972)
Total stockholders' equity	41,836	34,058
Total liabilities and stockholders' equity	$290,924	$285,020

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016
Net sales	$72,086	$51,581
Cost of sales	40,091	26,707
Gross profit	31,995	24,874
Selling, general and administrative expenses	18,360	14,098
Operating income	13,635	10,776
Interest expense	4,046	6,876
Investment income	(89)	(332)
Loss on extinguishment of debt	-	2,824
Income before income taxes	9,678	1,408
Income tax expense	2,795	609
Consolidated net income	6,883	799
Net loss attributable to non-controlling interest	(556)	-
Net income attributable to Turning Point Brands, Inc.	$7,439	$799

Basic earnings per common share:
Net income	$0.39	$0.05
Diluted earnings per common share:
Net income	$0.38	$0.05
Weighted average common shares outstanding:
Basic	18,886,418	15,274,446
Diluted	19,585,069	16,877,291

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Net sales	$138,874	$101,447
Cost of sales	79,213	51,926
Gross profit	59,661	49,521
Selling, general and administrative expenses	35,269	27,836
Operating income	24,392	21,685
Interest expense	8,979	15,338
Investment income	(203)	(332)
Loss on extinguishment of debt	6,116	2,824
Income before income taxes	9,500	3,855
Income tax expense	740	822
Consolidated net income	8,760	3,033
Net loss attributable to non-controlling interest	(556)	-
Net income attributable to Turning Point Brands, Inc.	$9,316	$3,033

Basic earnings per common share:
Net income	$0.49	$0.24
Diluted earnings per common share:
Net income	$0.48	$0.22
Weighted average common shares outstanding:
Basic	18,829,130	12,476,719
Diluted	19,565,522	13,924,626

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016
Consolidated net income	$6,883	$799

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	6	6
Amortization of unrealized losses recorded in selling, general and administrative expenses	110	117
Tax effect	(89)	-
Unrealized gain on investments, net of tax of $98	158	-
	185	123
Consolidated comprehensive income	7,068	922
Comprehensive loss attributable to non-controlling interest	(556)	-
Comprehensive income attributable to Turning Point Brands, Inc.	$7,624	$922

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Consolidated net income	$8,760	$3,033

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	12	12
Amortization of unrealized losses recorded in selling, general and administrative expenses	224	234
Tax effect	(89)	-
Unrealized gain on investments, net of tax of $141	229	-
	376	246
Consolidated comprehensive income	9,136	3,279
Comprehensive loss attributable to non-controlling interest	(556)	-
Comprehensive income attributable to Turning Point Brands, Inc.	$9,692	$3,279

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Consolidated net income	$8,760	$3,033
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Loss on extinguishment of debt	6,116	2,824
Loss on sale of property, plant and equipment	17	-
Depreciation expense	771	586
Amortization of deferred financing costs	530	719
Amortization of original issue discount	66	459
Amortization of other intangible assets	351	-
Interest incurred but not paid on PIK Toggle Notes	-	3,422
Interest incurred but not paid on 7% Senior Notes	-	329
Interest paid on PIK Toggle Notes	-	(9,893)
Deferred income taxes	371	50
Stock-based compensation expense	272	46
Changes in operating assets and liabilities:
Accounts receivable	(621)	(1,269)
Inventories	(4,035)	(7,417)
Other current assets	612	943
Other assets	(72)	(62)
Accounts payable	(629)	1,234
Accrued pension liabilities	96	131
Accrued postretirement liabilities	(3)	(59)
Accrued liabilities and other	(6,236)	(4,188)
Net cash provided by (used in) operating activities	6,366	(9,112)

Cash flows from investing activities:
Acquisitions, net of cash acquired	268	-
Capital expenditures	(567)	(859)
Net cash used in investing activities	(299)	(859)

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	25,000	-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loan	55,000	-
Payments of 2017 first lien term loans	(1,462)	-
Payments of financing costs	(4,765)	(200)
Proceeds from (payments of) old revolving credit facility	(15,083)	6,603
Payments of first lien term loan	(147,362)	(3,563)
Payments of second lien term loan	(60,000)	(20,000)
Payments of Vapor Shark loans	(1,867)	-
Prepaid equity issuance costs	(164)	-
Payment of PIK toggle notes	-	(24,107)
Redemption of Intrepid options	-	(661)
Redemption of Intrepid warrants	-	(5,500)
Exercise of options	1,097	8
Redemption of options	(1,636)	-
Surrender of options	(1,000)	-
Proceeds from issuance of stock	-	56,168
Distribution to non-controlling interest	(4)	-
Net cash provided by (used in) financing activities	(7,246)	8,748

Net decrease in cash	(1,179)	(1,223)
Cash, beginning of period	2,865	4,835
Cash, end of period	$1,686	$3,612

Supplemental schedule of noncash financing activities:
Issuance of restricted stock	$-	$279
Conversion of PIK toggle notes to equity	$-	$29,014
Conversion of 7% Senior Notes to equity	$-	$10,074
Accrued expenses incurred for prepaid equity costs	$48	$423

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Basis of Presentation:

Turning Point Brands, Inc., (the “Company”) is a holding company which owns NATC Holding Company, Inc. (“NATC Holding”) and its subsidiaries, Turning Point Brands, LLC (“TPLLC”) and its subsidiary, Intrepid Brands, LLC (“Intrepid”), and Vapor Shark, LLC (fka The Hand Media, Inc.) and its subsidiaries (collectively, “Vapor Shark”). Except where the context otherwise requires, references to the Company include the Company, NATC Holding and its subsidiary, North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, National Tobacco Company, L.P. (“NTC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), National Tobacco Finance Corporation (“NTFC”), Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”), Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, “Stoker”) and TPLLC, Intrepid and Vapor Shark.

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

Note 2. Summary of Significant Accounting Policies:

Consolidation: The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned and the results of Vapor Shark from April 1, 2017 through June 30, 2017. All significant intercompany transactions have been eliminated.

Vapor Shark is a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary due to a management agreement in which the Company obtained control of the operations in April 2017.  The Company did not own Vapor Shark during the second quarter of 2017. On June 30, 2017, the Company exercised a warrant to purchase all of the issued and outstanding equity of Vapor Shark.  Beginning June 30, 2017, Vapor Shark is considered a wholly owned subsidiary of the Company.  See Note 4 – Acquisitions for details relating to the warrant exercise.

Revenue Recognition: We recognize revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery to the customer at which time there is a transfer of title and risk of loss to the customer in accordance with the ASC 605-10-S99. We classify customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $2.3 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively.  Shipping costs incurred were approximately $4.5 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state.  The Company has chosen to open and fund an escrow account as its method of compliance.  It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset.  Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year.  In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of June 30, 2017, the Company had on deposit approximately $32.0 million, the fair value of which was approximately $30.9 million. At December 31, 2016, the Company had on deposit approximately $31.9 million, the fair value of which was approximately $30.4 million.

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

	June 30, 2017			December 31, 2016
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,798	$-	$3,798	$2,786	$-	$-	$2,786
U.S. Governmental agency obligations	28,217	(1,162)	27,055	29,156	19	(1,551)	27,624
	$32,015	$(1,162)	$30,853	$31,942	$19	$(1,551)	$30,410

Fair value for the U.S. Governmental agency obligations are Level 2. All investments have been in an unrealized loss position for less than 12 months.  The following shows the maturities of the U.S. Governmental agency obligations:

	June 30, 2017	December 31, 2016
Less than five years	$9,113	$9,113
Six to ten years	16,153	16,141
Greater than ten years	2,951	3,902
Total U.S. Governmental agency obligations	$28,217	$29,156

The following table represents the amount of deposits by sales year for the MSA escrow account and reflects the decline in annual deposits beginning in 2009, due to the significant increase in federal excise taxes:

	Deposits
Sales Year	June 30, 2017	December 31, 2016

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	142	142
2015	101	100
2016	82	37
2017	27	-

Total	$32,015	$31,942

Food and Drug Administration (“FDA”):

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacture, sale and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers and e-liquids as “deemed” tobacco products under the FSPTCA.

The FDA assesses tobacco product user fees on six classes of regulated tobacco products and computes user fees using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP,” also known as the “Tobacco Buyout”) assessment. First, the total annual congressionally established user fee assessment is allocated among the six classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

Prior to October 1, 2016, these FDA user fees applied only to those products then regulated by the FDA.  Effective October 1, 2016, the FDA began additionally applying FDA user fees to newly deemed tobacco products subject to FDA user fees as described above, i.e., cigars and pipe tobacco.

On July 28, 2017, FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets, such as cigars and vapor products.  FDA stated that it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence applications and Premarket Tobacco Applications.  Accordingly, the original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g., vapor products).  No other filing deadlines were altered.  Also noteworthy was that FDA acknowledged a “continuum of risk” among tobacco products, i.e., that certain tobacco products pose a greater risk to individual and public health than others; that it intends to seek public comment on the role that flavors play in attracting youth and the role that flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery; and that FDA would be increasing its focus on the regulation of cigarette products.

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update (“ASU”), ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company currently expects to apply the modified retrospective method upon adoption. The Company does not believe the standard will impact its recognition of revenue as the Company is primarily a distributor of goods; however the Company continues to assess the potential impacts to other less significant revenue transactions.

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

Subsequent Events:

The Company’s management has evaluated events and transactions that occurred from July 1, 2017 through August 10, 2017, the date these unaudited condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements.

Note 3. Initial Public Offering (“IPO”):

In April 2016, the Company increased the total authorized shares of preferred and voting and non-voting common stock and effected a 10.43174381 for 1 stock split of the voting and non-voting common stock. As a result of the stock split, all previously reported share amounts (including options and warrants) in the accompanying financial statements and related notes have been retrospectively restated to reflect the stock split.

In May 2016, the Company sold 6,210,000 shares of voting common stock in its IPO (including shares sold pursuant to the underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds totaled $62.1 million. Refer to the 2016 Annual Report on Form 10-K for use of the proceeds.

Note 4. Acquisitions:

In March 2017, the Company entered into a strategic partnership with Vapor Shark in which the Company agreed to make a deposit to Vapor Shark in exchange for a warrant to purchase 100% of the equity interest in Vapor Shark on or before April 15, 2018.  In the event the Company exercised the warrant, the Company granted Vapor Shark’s shareholder the option to purchase from Vapor Shark the retail stores it owns effective as of January 1, 2018.   In April 2017, the Company entered into a management agreement with Vapor Shark whereby the Company obtained control of the operations.  The Company exercised its warrant on June 30, 2017 and obtained ownership of Vapor Shark.

As a result of the management agreement, Vapor Shark became a VIE and the Company determined that it is the primary beneficiary and consolidated Vapor Shark as of April 1, 2017.  Since Vapor Shark is a business, the Company accounted for the consolidation of the VIE as if it were an acquisition and recorded the assets and liabilities at fair value.  The purchase price was nominal and there was no goodwill assigned as a result of the transaction.  The Company acquired $3.9 million in assets and assumed $3.9 million in liabilities which includes a liability relating to the option provided to Vapor Shark’s shareholder to purchase the Vapor Shark retail stores it owns.

In November 2016, the Company purchased five chewing tobacco brands from Wind River Tobacco Company (“Wind River”) for $2.5 million.  The Company paid $0.6 million at closing with the remaining $1.9 million payable quarterly through November 2019 of which $1.6 million was outstanding at June 30, 2017.  The transaction was accounted for as an asset purchase with the fair value of the purchase price of $2.4 million assigned to trade names which have an indefinite life.

In November 2016, the Company acquired the outstanding stock of VaporBeast for total consideration of $26.5 million net of working capital adjustment of $0.4 million. The purchase price was satisfied through $4.0 million paid in cash at closing, $19.0 million in short-term notes which were paid in December 2016, and $4.0 million in payments deferred for eighteen months.

The Company completed the accounting for the acquisition of VaporBeast in 2017 resulting in an increase in goodwill of $0.2 million.

The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired.

Purchase price:
Total purchase price	$27,000
Adjustments to purchase price:
Working capital	(400)
Fair value of holdback	(128)
Adjusted purchase price	$26,472

Assets acquired:
Working capital	$4,270
Property and equipment	7
Other intangible assets	16,272
Net assets acquired	$20,549

Goodwill	$5,923

The goodwill of $5.9 million consists of the synergies and scale expected from combining the operations.  The goodwill is currently deductible for tax purposes.

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

As of June 30, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan were $143.5 million and $55.0 million, respectively as the agreements were entered into during the first quarter of 2017.

As of December 31, 2016, the fair values of the First Lien Term Loans and the Second Lien Term Loan approximate their face amounts of $147.3 million and $60.0 million, respectively as they were paid off in February 2017 at face amounts.

Foreign Exchange: The Company had no forward contracts outstanding as of June 30, 2017.  The Company had forward contracts as of December 31, 2016 for the purchase of €4.9 million. The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant liability as of December 31, 2016.

Note 6. Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on the last-in, first-out (“LIFO”) method for approximately 49% of the inventories and the first-in, first out (“FIFO”) method for the remaining inventories.  Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The components of inventories are as follows:

	June 30, 2017	December 31, 2016
Raw materials and work in process	$2,494	$2,596
Leaf tobacco	28,969	27,391
Finished goods - smokeless products	6,384	4,789
Finished goods - smoking products	18,646	18,384
Finished goods - electronic / vaporizer products	15,172	11,993
Other	1,247	1,232
	72,912	66,385
LIFO reserve	(5,086)	(4,200)
	$67,826	$62,185

The inventory valuation allowance as of June 30, 2017 and December 31, 2016 was $0.8 million and $0.6 million, respectively.

Note 7. Property, Plant and Equipment:

Property, plant and equipment consists of:

	June 30, 2017	December 31, 2016
Land	$22	$22
Building and improvements	1,899	1,899
Leasehold improvements	1,873	1,666
Machinery and equipment	11,642	10,532
Furniture and fixtures	3,666	3,409
	19,102	17,528
Accumulated depreciation	(10,709)	(9,938)
	$8,393	$7,590

Note 8. Accrued Expenses:

Accrued expenses consist of:

	June 30, 2017	December 31, 2016
Accrued payroll and related items	$2,962	$5,331
Customer returns and allowances	2,051	2,818
Other	7,799	7,187
	$12,812	$15,336

Note 9. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consists of the following:

	June 30, 2017	December 31, 2016
2017 First Lien First Out Term Loan	$108,625	$-
2017 First Lien Second Out Term Loan	34,913	-
2017 Second Lien Term Loan	55,000	-
Note payable - VaporBeast	2,000	2,000
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
Total Notes Payable and Long-Term Debt	200,538	207,579
Less deferred finance charges	(3,953)	(4,388)
Less current maturities	(7,850)	(1,650)
	$188,735	$201,541

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

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at June 30, 2017 on the 2017 Revolving Credit Facility was 5.2%. The weighted average interest rate at June 30, 2017 on the 2017 First Out Term Loan was 4.5%.  The weighted average interest rate at June 30, 2017 on the 2017 Second Out Term Loan was 7.3%.

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

First Lien Term Loan

All of NATC’s subsidiaries, as well as the Company and NATC Holding, were guarantors under the First Lien Term Loan.  TPLLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR rate loans bore interest at LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with the proceeds from the February 2017 Credit Facility.

Second Lien Term Loan

The Second Lien Term Loan had the benefit of a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR rate loans bore interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Term Loan was paid in full with the proceeds from the February 2017 Credit Facility.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base, which was calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with the proceeds from the February 2017 Credit Facility.

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

In connection with the IPO, in May 2016, the Company redeemed and retired all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of the Company’s voting common stock. As a result of this transaction the Company incurred a loss on extinguishment of debt of $2.8 million during the second quarter of 2016.

7% Senior Notes

In January 2014, the Company issued 7% Senior Notes to various stockholders with a principal amount of $11 million and warrants to purchase 11,000,000 units of membership interests in Intrepid, which represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. Due to the issuance of the Intrepid warrants, the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million. The 7% Senior Notes were scheduled to mature and the warrants to expire on December 31, 2023.

The 7% Senior Notes accrued interest at a fixed rate of 7% per annum. The 7% Senior Notes were general unsecured obligations of the Company and ranked equally with the Company’s other unsecured and unsubordinated debt from time to time outstanding. Redemptions of the 7% Senior Notes could be made by the Company at any time without penalty or premium.

In connection with the IPO, in May 2016, the Company redeemed and retired all of the outstanding 7% Senior Notes in exchange for shares of the Company’s voting common stock.

Note 10. Income Taxes:

The Company’s income tax expense for the three and six months ended June 30, 2017 does not bear the normal relationship to income before income taxes of approximately 41% because of tax benefits relating to stock options exercised of $1.6 million and $3.6 million for the three and six months ended June 30, 2017, respectively.  The Company’s income tax expense for the three and six months ended June 30, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards that were utilized and were partially offset by certain minimum state income taxes.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that it did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2013.

Note 11. Pension and Postretirement Benefit Plans:

The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Service cost	$26	$26	$-	$-
Interest cost	150	175	14	53
Expected return on plan assets	(256)	(258)	-	-
Amortization of gains and losses	116	123	-	-
Net periodic benefit cost	$36	$66	$14	$53

	Pension Benefits		Postretirement Benefits
	Six months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Service cost	$52	$52	$-	$-
Interest cost	320	350	72	105
Expected return on plan assets	(512)	(517)	-	-
Amortization of gains and losses	236	246	-	-
Net periodic benefit cost	$96	$131	$72	$105

The Company has a defined benefit pension plan. Benefits for the hourly employees’ plan were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for the salaried employees plan were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen.  The Company expects to make no contributions to the pension plan in the year ending December 31, 2017.

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory, with retiree contributions adjusted annually.  The Company expects to contribute approximately $0.2 million to its postretirement plan in 2017 for the payment of benefits.

Note 12. Share Incentive Plans:

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) pursuant to which awards may be granted to employees, non-employee directors and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of common stock of the Company are reserved for issuance as awards to employees, consultants and non-employee directors as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the criteria for the vesting period, with such criteria to be specified in the award agreement. As of June 30, 2017, 21,949 shares of restricted stock, 94,000 restricted stock units and 187,815 options have been granted to employees of the Company under the 2015 Plan. There are 1,096,236 shares available for grant under the 2015 Plan.

On February 7, 2017, the Board of Directors of the Company approved stock option cash-out agreement with three Company officers and a director for the surrender of 83,400 expiring stock options in exchange for payment to the option holders of $11.99 per share which is the difference between the exercise price of $1.06 and closing stock price of $13.05, or an aggregate of $1.0 million.

On February 8, 2006, the Board of Directors of the Company adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) pursuant to which awards may be granted to employees.  The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards to employees.  Upon the adoption of the Company’s 2015 Equity Incentive Plan in connection with its IPO, the Company determined that no additional grants would be made under the 2006 Plan, however all awards issued under the 2006 Plan that have not been previously terminated or forfeited remain outstanding and continue unaffected.

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	1,667,671	$2.19	$1.20

Granted	53,996	9.26	2.37
Exercised	(73,135)	2.31	1.27
Forfeited	(10,770)	3.83	2.17

Outstanding, December 31, 2016	1,637,762	2.41	1.23

Granted	133,819	14.69	4.41
Exercised	(737,741)	1.49	0.79
Surrendered	(83,400)	1.06	0.54

Outstanding, June 30, 2017	950,440	$4.97	$2.09

Under the 2006 Plan, the total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $9.1 million and $0.1 million, respectively.  The total intrinsic value of options surrendered during the six months ended June 30, 2017 was $1.0 million.

At June 30, 2017, under the 2006 Plan, the outstanding stock options’ exercise price for 239,498 options is $1.06 per share all of which are exercisable. The outstanding stock options’ exercise price for 523,127 options is $3.83 per share all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 0.8 years for the options with the $1.06 exercise price, and 5.4 years for the options with the $3.83 exercise price. The Company estimates that the expected life of these stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $1.06; risk free interest rate of 4.37%; a volatility of 30%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date; a current share price and exercise price of $3.83; risk-free interest rate of 3.57%; a volatility of 40%; and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At June 30, 2017, under the 2015 Plan, the risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represent the periods of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations will be reliable. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	August 2016 Grant	February 2017 Grant	May 2017 Grant
Number of options	53,996	40,000	93,819
Number exercisable	26,998	-	-
Exercise price	$9.26	$13.00	$15.41
Remaining lives	9.1	9.8	9.9
Risk free interest rate	1.16%	1.89%	1.76%
Expected volatility	25.40%	27.44%	26.92%
Expected life	5.375	6.000	6.000
Dividend yield	-	-	-
Fair value	$2.37	$3.98	$4.60

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.1 million and less than $0.1 million in the consolidated statements of income for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.  Total unrecognized compensation expense related to options at June 30, 2017 is $0.5 million which will be expensed over 2.5 years.

Performance-based restricted stock units (“PRSUs”) are restricted stock that are subject to both performance-based and service based vesting conditions.  The number of shares of common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied.  On March 31, 2017, the Committee granted 94,000 performance-based restricted stock units to employees of the Company, all of which are unvested at June 30, 2017.  The fair value of each PRSU is $15.60, the closing price of the stock on March 31, 2017, the date of grant.  The Company recorded compensation expense related to the PRSUs of approximately $0.1 million in the consolidated statements of income for the three and six months ended June 30, 2017 based on the probability of achieving the performance condition.  Total unrecognized compensation expense related to these awards is $1.4 million which will be expensed over the service period based on the probability of achieving the performance condition.

Note 13. Contingencies:

The Company is involved in various claims and actions that arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14. Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$7,439			$799

Basic EPS:
Weighted average		18,886,418	$0.39		15,274,446	$0.05

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		698,651			1,602,845
		19,585,069	$0.38		16,877,291	$0.05

	Six Months Ended
	June 30, 2017			June 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$9,316			$3,033

Basic EPS:
Weighted average		18,829,130	$0.49		12,476,719	$0.24

Diluted EPS:
Effect of Dilutive securities:
Stock options and warrants		736,392			1,447,907
		19,565,522	$0.48		13,924,626	$0.22

Due to the IPO in May 2016, the Company’s weighted average shares and basic and diluted earnings per share are significantly different as of June 30, 2017 when compared to prior periods.

Note 15. Segment Information:

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets. The Company’s smoking and smokeless products are distributed primarily through wholesale distributors in the United States. The Other segment includes the assets of the Company not assigned to the three reportable segments and Elimination includes the elimination of intercompany accounts between segments.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective net sales. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended
	June 30, 2017	June 30, 2016

Net sales
Smokeless products	$22,021	$21,691
Smoking products	27,019	26,789
NewGen products	23,046	3,101
	$72,086	$51,581

Operating income
Smokeless products	$5,433	$4,843
Smoking products	7,138	7,206
NewGen products	938	(644)
Other (1)	126	(629)
	$13,635	$10,776

Interest expense	$(4,046)	$(6,876)
Investment income	89	$332
Loss on extinguishment of debt	-	(2,824)

Income before income taxes	$9,678	$1,408

Capital expenditures
Smokeless products	$154	$405
NewGen products	45	-
	$199	$405

Depreciation and amortization
Smokeless products	$352	$293
NewGen products	241	-
	$593	$293

	Six Months Ended
	June 30, 2017	June 30, 2016

Net sales
Smokeless products	$42,269	$40,030
Smoking products	54,196	54,674
NewGen products	42,409	6,743
	$138,874	$101,447

Operating income
Smokeless products	$8,870	$8,402
Smoking products	13,692	14,746
NewGen products	1,850	(528)
Other (1)	(20)	(935)
	$24,392	$21,685

Interest expense	$(8,979)	$(15,338)
Investment income	203	$332
Loss on extinguishment of debt	(6,116)	(2,824)

Income before income taxes	$9,500	$3,855

Capital expenditures
Smokeless products	$520	$734
NewGen products	47	125
	$567	$859

Depreciation and amortization
Smokeless products	$704	$586
NewGen products	418	-
	$1,122	$586

	June 30, 2017	December 31, 2016

Assets
Smokeless products	$88,207	$85,559
Smoking products	150,267	150,498
NewGen products	44,914	39,416
Other (1)	7,536	9,547
	$290,924	$285,020

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as deferred taxes. All goodwill has been allocated to our reportable segments.

Net Sales - Domestic and Foreign

The tables below present financial information about our domestic and foreign net sales:

	Three Months Ended
	June 30, 2017	June 30, 2016
Domestic	$69,355	$49,126
Foreign	2,731	2,455
Net Sales	$72,086	$51,581

	Six Months Ended
	June 30, 2017	June 30, 2016
Domestic	$133,726	$96,100
Foreign	5,148	5,347
Net Sales	$138,874	$101,447

Cautionary Note Regarding Forward-Looking Statements

This document includes, and other information we make public from time to time may include, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in “Risk Factors” included in our 2016 Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time, as well as:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by FDA, which has broad regulatory powers;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	significant potential product liability litigation;
•	our distribution of foreign-made vapor products from manufacturers from whom we may have no recourse in the event of significant product liability exposure;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;

•	concentration of business with large customers;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	failure to achieve the expected benefits of the VaporBeast acquisition and to integrate VaporBeast’s operations with ours;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	decrease in value of our deferred tax assets;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum, including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products and tobacco vaporizer products. We do not sell cigarettes. We estimate that the OTP industry generated approximately $10.5 billion in manufacturer revenue in 2016. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third party analytics and informatics company.

The Company’s reportable segments are (1) smokeless products, which include chewing tobacco and MST, (2) smoking products, which principally include cigarette papers, MYO cigar wraps and cigars, and (3) NewGen products, which include liquid vapor products, tobacco vaporizer products and non-nicotine/non-tobacco products.

Our portfolio of brands include some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s® and VaporBeast™.

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

Recent Developments

On July 28, 2017, the U.S. Food and Drug Administration (“FDA”) announced a new direction in regulating tobacco products, including the newly “deemed” markets, such as cigars and vapor products.  FDA stated that it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence applications and Premarket Tobacco Applications.  Accordingly, the original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g., vapor products).  No other filing deadlines were altered.  Also noteworthy was that FDA acknowledged a “continuum of risk” among tobacco products, i.e., that certain tobacco products pose a greater risk to individual and public health than others; that it intends to seek public comment on the role that flavors play in attracting youth and the role that flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery; and that FDA would be increasing its focus on the regulation of cigarette products.

On June 30, 2017 we filed a Form S-3 Registration Statement with the Securities and Exchange Commission to provide for the potential to offer up to $200 million in the aggregate of our common stock, preferred stock, depository shares, warrants and units as well as a secondary offering and sale of up to approximately 12.8 million shares of TPB common stock by selling shareholders.  We have no plans to utilize the offering at the present time, however we believe it provides future flexibility as we continue to drive our strategic organic growth and acquisition initiatives.

In March 2017, we entered into a strategic partnership with the Hand Media, Inc. dba Vapor Shark (“Vapor Shark”), a leading distributor and manufacturer of premium vaping e-liquids and hardware, with nationwide distribution through independent retail vape shops as well as Vapor Shark retail locations.  Through the strategic partnership, we were given a warrant for all outstanding stock of Vapor Shark in exchange for a commitment to deposit up to $2.5 million.  In addition, we gave the sole shareholder of Vapor Shark an option to purchase the company-owned Vapor Shark stores for $1.  The shareholder has notified us of his intent to exercise the option no earlier than January 1, 2018.  In April 2017, we entered into a management agreement with Vapor Shark whereby we gained control of the Vapor Shark operations.  On June 30, 2017, we exercised the warrant and obtained ownership of 100% of the outstanding shares of Vapor Shark.

In November 2016, a subsidiary of the Company purchased all of the capital stock of Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”) for an aggregate purchase price of approximately $27 million. VaporBeast is a leading distributor of liquid vapor products servicing the non-traditional retail channel. Also in November 2016, we purchased five regional smokeless tobacco brands from Wind River Tobacco Company (“Wind River”) for a purchase price of approximately $2.5 million.

In May 2016, we sold 6,210,000 shares of voting common stock in its IPO (including shares sold pursuant to an underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds of the IPO totaled $62.1 million. Refer to the 2016 Annual Report on Form 10-K for use of the IPO proceeds.

In April 2016, TPB increased the total authorized shares of preferred and voting and non-voting common stock and effected a 10.43174381 for 1 stock split of the voting and non-voting common stock. As a result of the stock split, all previously reported share amounts (including options and warrants) in the accompanying financial statements and related notes of the Company have been retrospectively restated to reflect the stock split.

Segment Information

We operate in three reportable segments, (1) smokeless products; (2) smoking products; and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets.

Key Factors Affecting Our Results of Operations

We consider the following factors to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;

•	Our ability to introduce new products and product lines that complement our core business;

•	Decreasing interest in tobacco products among consumers;

•	Price sensitivity in our end-markets;

•	Marketing and promotional initiatives, which cause variability in our results;

•	General economic conditions, including consumer access to disposable income;

•	Cost and increasing regulation of promotional and advertising activities;

•	Cost of complying with regulation;

•	Counterfeit and other illegal products in our end-markets;

•	Currency fluctuations;

•	Our ability to identify attractive acquisition opportunities in OTP; and

•	Our ability to integrate acquisitions.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements Adopted:

We adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in Q1 of 2017.  This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of the ASU had no effect on our consolidated financial statements.

We adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory in Q1 of 2017. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The adoption of this ASU had no effect on our consolidated financial statements.

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update (“ASU”), ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). We currently expect to apply the modified retrospective method upon adoption. We do not believe the standard will impact our recognition of revenue as we are primarily a distributor of goods; however, we continue to assess the potential impacts to other less significant revenue transactions.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. This ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  We are currently evaluating the effect the adoption of this standard will have on our financial statements.

Results of Operations

Summary

The table and discussion set forth below relate to our consolidated results of operations:

	Three Months Ended June 30,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$22,021	$21,691	1.5%
Smoking products	27,019	26,789	0.9%
NewGen products	23,046	3,101	643.2%
Total net sales	72,086	51,581	39.8%
Cost of sales	40,091	26,707	50.1%
Gross profit
Smokeless products	11,538	10,892	5.9%
Smoking products	14,117	13,671	3.3%
NewGen products	6,340	311	1938.6%
Total gross profit	31,995	24,874	28.6%
Selling, general and administrative expenses	18,360	14,098	30.2%
Operating income	13,635	10,776	26.5%
Interest expense	4,046	6,876	-41.2%
Investment income	(89)	(332)	-73.2%
Loss on extinguishment of debt	-	2,824	-100.0%
Income before income taxes	9,678	1,408	587.4%
Income tax expense	2,795	609	358.9%
Consolidated net income	6,883	799	761.5%
Net loss attributable to non-controlling interest	(556)	-
Net income attributable to Turning Point Brands, Inc.	$7,439	$799

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Net Sales. For the three months ended June 30, 2017, overall net sales increased to $72.1 million from $51.6 million for the three months ended June 30, 2016, an increase of $20.5 million or 39.8%. For the quarter, volumes increased 35.9% and price/mix increased 3.9%.  This increase was primarily a result of increased net sales in our NewGen segment.

For the three months ended June 30, 2017, net sales in the Smokeless products segment increased to $22.0 million from $21.7 million for the three months ended June 30, 2016, an increase of $0.3 million or 1.5%. Net sales growth was primarily driven by MST.  Smokeless products volume comparisons to the prior year were unfavorably impacted by one less shipping day for the 2017 period, a late second quarter 2016 trade show which resulted in an estimated $1.3 million in sales and the continued industry wide impact associated with the Pennsylvania tax increase.  For the quarter, volume decreased 1.0% and price/mix increased 2.5%.

Year-over-year industry volumes for chewing tobacco declined by approximately 10% in the quarter while MST was up approximately 1% according to MSAi.  The Company outpaced the industry in the quarter and grew its MSAi share in both chewing tobacco and MST.

For the three months ended June 30, 2017, net sales in the Smoking products segment increased to $27.0 million from $26.8 million for the three months ended June 30, 2016, an increase of $0.2 million or 0.9%. Net sales were unfavorably impacted by the April 1, 2017 California state excise tax on MYO cigar wraps.  For the quarter, Smoking products volumes decreased 1.9%, while price/mix increased 2.8%.

Effective April 1, 2017, all OTP became subject to the 27.3% California state excise tax.  On July 1, 2017 the tax on all OTP products increased to the new equalized rate of 65.08%.  The excise tax on MYO cigar wraps appears to have adversely impacted category sales, as California industry sales for the quarter were materially lower versus the year ago quarter.  California represents about 5% of industry MYO cigar wraps volume, which generally parallels the Company’s volume.  For the second quarter of 2017, California MYO cigar wrap industry sales contracted 17% with the Company’s MYO cigar wraps business off more sharply and down 27% versus the year ago quarter.

Total U.S. Industry volumes for cigarette papers increased by low single-digits while MYO cigar wraps grew by double-digits, according to MSAi.  Zig-Zag increased its market share versus the year-ago period in cigarette papers and maintained its leading share position in MYO cigar wraps, according to MSAi.

For the three months ended June 30, 2017, net sales in the NewGen products segment increased to $23.0 million from $3.1 million for the three months ended June 30, 2016, an increase of $19.9 million or 643%. Net sales growth was primarily driven by the inclusion of VaporBeast and Vapor Shark for the quarter.  For the quarter, NewGen products volumes increased 621%, while price/mix increased 22%.

Gross Profit. For the three months ended June 30, 2017, overall gross profit increased to $32.0 million from $24.9 million for the three months ended June 30, 2016, an increase of $7.1 million or 28.6%, primarily due to the inclusion of VaporBeast’s and Vapor Shark’s gross profit in 2017.   Gross margin weakened to 44.4% for the three months ended June 30, 2017 from 48.2% for the three months ended June 30, 2016 as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the three months ended June 30, 2017, gross profit in the Smokeless products segment increased to $11.5 million from $10.9 million for the three months ended June 30, 2016, an increase of $0.6 million or 5.9%.  Gross profit as a percentage of net sales increased to 52.4% of net sales for the three months ended June 30, 2017, from 50.2% of net sales for the three months ended June 30, 2016.

For the three months ended June 30, 2017, gross profit in the Smoking products segment increased to $14.1 million from $13.7 million for the three months ended June 30, 2016, an increase of $0.4 million or 3.3%.  Gross profit as a percentage of net sales increased to 52.2% of net sales for the three months ended June 30, 2017, from 51.0% of net sales for the three months ended June 30, 2016.

For the three months ended June 30, 2017, gross profit in the NewGen products segment increased to $6.3 million from $0.3 million for the three months ended June 30, 2016, an increase of $6.0 million or 1939%, primarily as a result of the inclusion of VaporBeast in 2017. Gross profit as a percentage of net sales increased to 27.5% of net sales for the three months ended June 30, 2017, from 10.0% of net sales for the three months ended June 30, 2016.

Selling, General and Administrative Expenses. For the three months ended June 30, 2017, selling, general and administrative expenses increased to $18.4 million from $14.1 million for the three months ended June 30, 2016, an increase of $4.3 million or 30.2%, due primarily to the inclusion of selling, general and administrative expenses (“SG&A”) from VaporBeast and Vapor Shark in this year’s quarter and strategic acquisition expenses.

Interest Expense. For the three months ended June 30, 2017, interest expense decreased to $4.0 million from $6.9 million for the three months ended June 30, 2016 primarily as a result of retiring certain debt in the second quarter of 2016 with proceeds from our IPO coupled with lower interest rates as a result of our February 2017 debt refinancing.

Income Tax Expense.  The Company’s income tax expense of $2.8 million for the three months ended June 30, 2017 is lower than expected based on our estimated annual effective tax rate as a result of discrete tax benefits from the exercise of stock options of $1.6 million during the quarter. The Company’s income tax expense for the three months ended June 30, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Investment Income. In the second quarter of 2016, we began to invest the MSA escrow deposits.  For the three months ended June 30, 2017, investment income was $0.1 million relating to these investments and $0.3 million for the three months ended June 30, 2016.

Loss on Extinguishment of Debt.  For the three months ended June 30, 2016, loss on extinguishment of debt was $2.8 million as the result of retiring certain debt with proceeds from our IPO.

Consolidated Net Income. Due to the factors described above, net income for the three months ended June 30, 2017 and 2016 was $6.9 million and $0.8 million, respectively.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest of $0.6 million for the three months ended June 30, 2017 is related to our VIE Vapor Shark.

Net Income Attributable to Turning Point Brands, Inc. Due to the factors described above, net income for the three months ended June 30, 2017 and 2016 was $7.4 million and $0.8 million, respectively.

	Six Months Ended June 30,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$42,269	$40,030	5.6%
Smoking products	54,196	54,674	-0.9%
NewGen products	42,409	6,743	528.9%
Total net sales	138,874	101,447	36.9%
Cost of sales	79,213	51,926	52.5%
Gross profit
Smokeless products	20,792	20,102	3.4%
Smoking products	27,817	27,979	-0.6%
NewGen products	11,052	1,440	667.5%
Total gross profit	59,661	49,521	20.5%
Selling, general and administrative expenses	35,269	27,836	26.7%
Operating income	24,392	21,685	12.5%
Interest expense	8,979	15,338	-41.5%
Investment income	(203)	(332)	-38.9%
Loss on extinguishment of debt	6,116	2,824	116.6%
Income before income taxes	9,500	3,855	146.4%
Income tax expense	740	822	-10.0%
Consolidated net income	8,760	3,033	188.8%
Net loss attributable to non-controlling interest	(556)	-
Net income attributable to Turning Point Brands, Inc.	$9,316	$3,033

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Net Sales. For the six months ended June 30, 2017, overall net sales increased to $138.9 million from $101.4 million for the six months ended June 30, 2016, an increase of $37.4 million or 36.9%. For the six months ended June 30, 2017, volumes increased 33.1% and price/mix increased 3.8%.  This increase was a result of increases in the Smokeless products and NewGen products segments, partially offset by a decrease in net sales in the Smoking products segment.

For the six months ended June 30, 2017, net sales in the Smokeless products segment increased to $42.3 million from $40.0 million for the six months ended June 30, 2016, an increase of $2.2 million or 5.6%. Net sales growth was primarily driven by MST.  Smokeless products volume comparisons to the prior year were unfavorably impacted by one less shipping day for the 2017 period, a late second quarter 2016 trade show which resulted in an estimated $1.3 million in sales and the continued industry wide impact associated with the Pennsylvania tax increase.  For the six months, volume increased 1.6% and price/mix increased 4.1%.

Year-over-year industry volumes for chewing tobacco declined by approximately 8% in the six months while MST was flat according to MSAi.  The Company outpaced the industry in the six months and grew its MSAi share in both chewing tobacco and MST.

For the six months ended June 30, 2017, net sales in the Smoking products segment decreased to $54.2 million from $54.7 million for the six months ended June 30, 2016, a decrease of $0.5 million or 0.9%. Net sales were unfavorably impacted by the California state excise tax on MYO cigar wraps.  For the six months ended June 30, 2017, Smoking products volumes decreased 3.0%, while price/mix increased 2.1%.

As previously discussed, effective April 1, 2017 OTP became subject to the 27.3% California state excise tax.  On July 1, 2017 the tax on all OTP products increased to the new equalized rate of 65.08%.  The new excise tax on MYO cigar wraps appears to have adversely impacted category sales, as California industry sales for the quarter were materially lower versus year-ago.  California represents about 5% of industry MYO cigar wraps volume and generally parallels the Company’s volume.

Total U.S. Industry volumes for cigarette papers declined by mid-single digits while MYO cigar wraps grew by  double digits, according to MSAi.  Zig-Zag increased its market share versus the year-ago period in cigarette papers and held an 81% share in MYO cigar wraps, according to MSAi.

For the six months ended June 30, 2017, net sales in the NewGen products segment increased to $42.4 million from $6.7 million for the six months ended June 30, 2016, an increase of $35.7 million or 529%. Net sales growth was primarily driven by the inclusion of VaporBeast in the six month period and Vapor Shark in the second quarter of 2017.  For the six months ended June 30, 2017, NewGen products volumes increased 513%, while price/mix increased 16%.

Gross Profit. For the six months ended June 30, 2017, overall gross profit increased to $59.7 million from $49.5 million for the six months ended June 30, 2016, an increase of $10.1 million or 20.5%, primarily due to the inclusion of six months of VaporBeast gross profit and three months of Vapor Shark gross profit.   Gross margin weakened to 43.0% for the six months ended June 30, 2017 from 48.8% for the six months ended June 30, 2016 as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the six months ended June 30, 2017, gross profit in the Smokeless products segment increased to $20.8 million from $20.1 million for the six months ended June 30, 2016, an increase of $0.7 million or 3.4%.  Gross profit as a percentage of net sales decreased to 49.2% of net sales for the six months ended June 30, 2017, from 50.2% of net sales for the six months ended June 30, 2016.

For the six months ended June 30, 2017, gross profit in the Smoking products segment decreased to $27.8 million from $28.0 million for the six months ended June 30, 2016, a decrease of $0.2 million or 0.6%.  Gross profit as a percentage of net sales increased to 51.3% of net sales for the six months ended June 30, 2017, from 51.2% of net sales for the six months ended June 30, 2016.

For the six months ended June 30, 2017, gross profit in the NewGen products segment increased to $11.1 million from $1.4 million for the six months ended June 30, 2016, an increase of $9.6 million or 667.5%. Gross profit as a percentage of net sales increased to 26.1% of net sales for the six months ended June 30, 2017, from 21.4% of net sales for the six months ended June 30, 2016.

Selling, General and Administrative Expenses. For the six months ended June 30, 2017, selling, general and administrative expenses increased to $35.3 million from $27.8 million for the six months ended June 30, 2016, an increase of $7.4 million or 26.7%, due primarily to the inclusion of six months of VaporBeast’s SG&A, Vapor Shark’s SG&A for the second quarter of 2017, and strategic acquisition expenses.

Interest Expense. For the six months ended June 30, 2017, interest expense decreased to $9.0 million from $15.3 million for the six months ended June 30, 2016 primarily as a result of retiring certain debt in the second quarter of 2016 with proceeds from our IPO coupled with lower rates from the February 2017 debt refinancing.

Income Tax Expense.  The Company’s income tax expense for the six months ended June 30, 2017 is lower than expected based on our estimated annual effective tax rate as a result of discrete tax benefits of $3.6 million from the exercise of stock options during the six month period. The Company’s income tax expense for the six months ended June 30, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Investment Income. In the second quarter of 2016, we began to invest the MSA escrow deposits.  For the six months ended June 30, 2017, investment income was $0.2 million relating to these investments and $0.3 million for the six months ended June 30, 2016.

Loss on Extinguishment of Debt.  For the six months ended June 30, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing our credit facility in the first quarter of 2017.  For the six months ended June 30, 2016, loss on extinguishment of debt was $2.8 million as the result of retiring certain debt with proceeds from our IPO.

Consolidated Net Income. Due to the factors described above, net income for the six months ended June 30, 2017 and 2016 was $8.8 million and $3.0 million, respectively.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest of $0.6 million for the six months ended June 30, 2017 is related to our VIE Vapor Shark.

Net Income Attributable to Turning Point Brands, Inc. Due to the factors described above, net income for the six months ended June 30, 2017 and 2016 was $9.3 million and $3.0 million, respectively.

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

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The tables below provide a reconciliation between net income and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30, 2017	June 30, 2016
Net income attributable to Turning Point Brands, Inc.	$7,439	$799
Add:
Interest expense	4,046	6,876
Loss on extinguishment of debt	-	2,824
Income tax expense	2,795	609
Depreciation expense	417	293
Amortization expense	176	-
EBITDA	$14,873	$11,401
Components of Adjusted EBITDA
LIFO adjustment (a)	(302)	264
Pension/postretirement expense (b)	50	119
Stock options, restricted stock and incentives expense (c)	175	24
Foreign exchange hedging (d)	(21)	56
Strategic initiatives (e)	444	30
New product launch costs (f)	533	326
IPO related compensation costs (g)	-	605
Adjusted EBITDA	$15,752	$12,825

(a)	Represents expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents the fees incurred for the study of strategic initiatives.
(f)	Represents product launch costs of our new product lines.
(g)	Represents non-recurring compensation expenses incurred coincident with the IPO.

	Six Months Ended
	June 30, 2017	June 30, 2016
Net income attributable to Turning Point Brands, Inc.	$9,316	$3,033
Add:
Interest expense	8,979	15,338
Loss on extinguishment of debt	6,116	2,824
Income tax expense	740	822
Depreciation expense	771	586
Amortization expense	351	-
EBITDA	$26,273	$22,603
Components of Adjusted EBITDA
LIFO adjustment (a)	887	572
Pension/postretirement expense (b)	168	236
Stock options, restricted stock and incentives expense (c)	220	46
Foreign exchange hedging (d)	(90)	35
Strategic initiatives (e)	771	462
New product launch costs (f)	1,161	718
IPO related compensation costs (g)	-	605
Adjusted EBITDA	$29,390	$25,277

(a)	Represents expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents the fees incurred for the study of strategic initiatives.
(f)	Represents product launch costs of our new product lines.
(g)	Represents non-recurring compensation expenses incurred coincident with the IPO.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, capital expenditures and acquisitions. We believe that our cash flows from operations and borrowing availability under our 2017 Revolving Credit Facility (as defined herein) are adequate to satisfy our operating cash requirements for the foreseeable future.

We had working capital, which we define as current assets less current liabilities, of $28.7 million at June 30, 2017 compared to working capital of $37.3 million at December 31, 2016. This decrease is primarily the result of an increase in short-term borrowings from of our February 2017 debt refinancing offset by an increase in inventory and a decrease in accrued liabilities.

	June 30, 2017	December 31, 2016
Current Assets	$83,504	$78,856
Current Liabilities	54,783	41,567

Working Capital	$28,721	$37,289

Cash Flows From Operating Activities

The following table sets out the principal components of our cash flows from operating activities:

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Consolidated net income	$8,760	$3,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	6,116	2,824
Loss on sale of property, plant and equipment	17	-
Depreciation expense	771	586
Amortization of deferred financing costs	530	719
Amortization of original issue discount	66	459
Amortization of other intangible assets	351	-
Interest incurred but not paid on PIK Toggle Notes	-	3,422
Interest incurred but not paid on 7% Senior Notes	-	329
Interest paid on PIK Toggle Notes	-	(9,893)
Deferred income taxes	371	50
Stock-based compensation expense	272	46
Changes in operating assets and liabilities:
Accounts receivable	(621)	(1,269)
Inventories	(4,035)	(7,417)
Other current assets	612	943
Other assets	(72)	(62)
Accounts payable	(629)	1,234
Accrued pension liabilities	96	131
Accrued postretirement liabilities	(3)	(59)
Accrued expenses and other	(6,236)	(4,188)
Net cash provided by (used in) operating activities	$6,366	$(9,112)

For the six months ended June 30, 2017, net cash provided by operating activities was $6.4 million compared to net cash used in operating activities of $9.1 million for the six months ended June 30, 2016, an increase of $15.5 million primarily due to interest paid on PIK Toggle Notes in 2016 as a result of our IPO and improved income in 2017.

Cash Flows from Investing Activities

The following table sets out the principal components of our cash flows from investing activities:

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from investing activities:
Acquisitions, net of cash acquired	$268	$-
Capital expenditures	(567)	(859)
Net cash used in investing activities	$(299)	$(859)

For the six months ended June 30, 2017, net cash used in investing activities was $0.3 million compared to net cash used in investing activities of $0.9 million for the six months ended June 30, 2016, a decrease of $0.6 million primarily due to lower capital expenditures in the six months ended June 30, 2017.

Cash Flows from Financing Activities

The following table sets out the principal components of our cash flows from financing activities:

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	$25,000	$-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loan	55,000	-
Payments of 2017 first lien term loans	(1,462)	-
Payments of financing costs	(4,765)	(200)
Proceeds from (payments of) old revolving credit facility	(15,083)	6,603
Payments of first lien term loan	(147,362)	(3,563)
Payments of second lien term loan	(60,000)	(20,000)
Payments of Vapor Shark loans	(1,867)	-
Prepaid equity issuance costs	(164)	-
Payment of PIK toggle notes	-	(24,107)
Redemption of Intrepid options	-	(661)
Redemption of Intrepid warrants	-	(5,500)
Exercise of options	1,097	8
Redeption of options	(1,636)	-
Surrender of options	(1,000)	-
Proceeds from issuance of stock	-	56,168
Distribution to non-controlling interest	(4)	-
Net cash provided by (used in) financing activities	$(7,246)	$8,748

For the six months ended June 30, 2017, net cash used in financing activities was $7.2 million compared with net cash provided by financing activities of $8.7 million for the six months ended June 30, 2016, a decrease of $16.0 million, primarily due to proceeds from the IPO in 2016 and payments relating to our debt refinancing in 2017.

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

As of June 30, 2017, we were in compliance with the financial and restrictive covenants in our existing debt instruments. The following table provides outstanding balances under our debt instruments.

	June 30, 2017	December 31, 2016
2017 Revolving Credit Facility	$25,000	$-
2017 First Lien First Out Term Loan	108,625	-
2017 First Lien Second Out Term Loan	34,913	-
2017 Second Lien Term Loan	55,000	-
Notes payable - VaporBeast	2,000	2,000
Revolving Credit Facility	-	15,034
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
	225,538	222,613
Less deferred financing charges	(3,953)	(4,388)
Less revolving credit facility	(25,000)	(15,034)
Less current maturities of long-term debt	(7,850)	(1,650)
Notes payable and long-term debt	$188,735	$201,541

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

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at June 30, 2017 on the 2017 Revolving Credit Facility was 5.2%. The weighted average interest rate at June 30, 2017 on the 2017 First Out Term Loan was 4.5%.  The weighted average interest rate at June 30, 2017 on the 2017 Second Out Term Loan was 7.3%.

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

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base, which was calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with the proceeds from the February 2017 refinancing.

Off-balance Sheet Arrangements

As of June 30, 2017, we had no forward contracts outstanding.

As of December 31, 2016, we had forward contracts for the purchase of €4.9 million.

The effect of a hypothetical 10% change in Euro and US exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Contractual Obligations

As of June 30, 2017, there had been no material changes outside the ordinary course to our contractual obligations with the exception of our long-term debt obligations, due to the refinancing (see Long-Term Debt), from December 31, 2016 as reported in our 2016 Annual Report on Form 10-K filed with the SEC.

The following tables reflect the long-term debt obligations as of June 30, 2017 and December 31, 2016.

	Payments due by period as of June 30, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$291,378	$47,759	$41,598	$146,265	$55,756

	Payments due by period as of December 31, 2016
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$288,837	$39,380	$44,477	$204,980	$-

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

Foreign Currency Sensitivity

There have been no material changes in our exposure to market risk during the three months ended June 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk during the three months ended June 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally relating to interest rate changes applicable to loans under our 2017 First Lien Credit Facility. As of June 30, 2017, all of our debt under the 2017 First Lien Credit Facility bears interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $1.7 million per year.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” contained in our 2016 Annual Report on Form 10-K.  There have been no material changes to the Risk Factors set forth in the 2016 Annual Report on Form 10-K except as set forth below.

Our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers.

Standard General L.P. and funds managed by it (together with the funds it manages, “Standard General”) beneficially own approximately 52.8% of our common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, our significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

On June 1, 2017, Standard General and our Non-Executive Chairman, Thomas Helms, in the aggregate, contributed approximately 52.2% of our issued and outstanding stock in exchange for newly issued shares of Class A Common Stock of Standard Diversified Opportunities, Inc. (‘SDOI”). Following the exchange, SDOI owns approximately 52.2% of our stock and Standard General own approximately 94.0% of SDOI’s issued and outstanding Class A Common Stock and 88.7% of SDOI’s issued and outstanding Class B Common Stock

Our certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against Standard General or SDOI in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, Standard General or SDOI may have differing interests than our other stockholders. In addition, Standard General and SDOI are permitted to engage in business activities or invest in or acquire businesses which may compete with or do business with any competitors of ours.

Furthermore, Standard General is in the business of managing investment funds and, either Standard General or SDOI may pursue acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us.

Our status as a "controlled company" could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a "controlled company" under the corporate governance rules for NYSE-listed companies, we are not required to, and could elect in the future not to, have a majority of our board of directors be independent, a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

Dated: August 10, 2017

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

101
XBRL(eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 10, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

* Filed herewith