Form 10-Q
period 2017-09-30
Turning Point Brands, Inc.
filed 2017-11-09
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☑

At November 6, 2017, there were 19,209,793 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

	(unaudited)
ASSETS	September 30, 2017	December 31, 2016
Current assets:
Cash	$4,235	$2,865
Accounts receivable, net of allowances of $30 in 2017 and $35 in 2016	2,960	2,181
Inventories	64,761	62,185
Other current assets	9,457	11,625
Total current assets	81,413	78,856
Property, plant and equipment, net	8,457	7,590
Deferred income taxes	4,161	6,288
Deferred financing costs, net	668	139
Goodwill	134,620	134,390
Other intangible assets, net	26,611	27,138
Master Settlement Agreement - escrow deposits	30,905	30,410
Other assets	529	209
Total assets	$287,364	$285,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,096	$9,153
Accrued liabilities	13,962	15,336
Accrued interest expense	434	394
Current portion of long-term debt	7,850	1,650
Revolving credit facility	15,550	15,034
Total current liabilities	44,892	41,567
Notes payable and long-term debt	187,453	201,541
Postretirement benefits	4,389	4,407
Pension benefits	217	423
Other long-term liabilities	712	3,024
Total liabilities	237,663	250,962

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares, 2017 19,195,153 and 2016 18,402,022	192	184
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	103,381	104,895
Accumulated other comprehensive loss	(3,590)	(4,049)
Accumulated deficit	(50,282)	(66,972)
Total stockholders' equity	49,701	34,058
Total liabilities and stockholders' equity	$287,364	$285,020

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Net sales	$73,340	$50,959
Cost of sales	40,410	26,341
Gross profit	32,930	24,618
Selling, general and administrative expenses	18,554	12,727
Operating income	14,376	11,891
Interest expense	4,023	5,557
Investment income	(131)	(279)
Income before income taxes	10,484	6,613
Income tax expense (benefit)	3,110	(180)
Consolidated net income	$7,374	$6,793

Basic earnings per common share:
Net income	$0.39	$0.38
Diluted earnings per common share:
Net income	$0.38	$0.34
Weighted average common shares outstanding:
Basic	19,085,329	18,094,592
Diluted	19,589,424	19,729,219

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net sales	$212,214	$152,406
Cost of sales	119,623	78,267
Gross profit	92,591	74,139
Selling, general and administrative expenses	53,823	40,563
Operating income	38,768	33,576
Interest expense	13,002	20,895
Investment income	(334)	(611)
Loss on extinguishment of debt	6,116	2,824
Income before income taxes	19,984	10,468
Income tax expense	3,850	642
Consolidated net income	16,134	9,826
Net loss attributable to non-controlling interest	(556)	-
Net income attributable to Turning Point Brands, Inc.	$16,690	$9,826

Basic earnings per common share:
Net income	$0.88	$0.64
Diluted earnings per common share:
Net income	$0.86	$0.58
Weighted average common shares outstanding:
Basic	18,915,606	15,396,155
Diluted	19,503,130	16,968,613

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Consolidated net income	$7,374	$6,793

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	6	6
Amortization of unrealized losses recorded in selling, general and administrative expenses	108	117
Tax effect	(43)	-
Unrealized gain on investments, net of tax of $8	12	-
	83	123
Consolidated comprehensive income	$7,457	$6,916

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Consolidated net income	$16,134	$9,826

Other comprehensive income, net of tax -
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	18	18
Amortization of unrealized losses recorded in selling, general and administrative expenses	332	351
Tax effect	(132)	-
Unrealized gain on investments, net of tax of $150	241	-
	459	369
Consolidated comprehensive income	16,593	10,195
Comprehensive loss attributable to non-controlling interest	(556)	-
Comprehensive income attributable to Turning Point Brands, Inc.	$17,149	$10,195

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Consolidated net income	$16,134	$9,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	6,116	2,824
Loss on sale of property, plant and equipment	17	-
Depreciation expense	1,192	896
Amortization of deferred financing costs	768	1,070
Amortization of original issue discount	66	591
Amortization of other intangible assets	527	-
Interest incurred but not paid on PIK toggle notes	-	3,422
Interest incurred but not paid on 7% senior notes	-	329
Interest paid on PIK toggle notes	-	(9,893)
Deferred income taxes	1,847	47
Stock-based compensation expense	498	145
Changes in operating assets and liabilities:
Accounts receivable	(779)	546
Inventories	(970)	(7,405)
Other current assets	2,383	1,562
Other assets	(105)	(45)
Accounts payable	(2,292)	(531)
Accrued pension liabilities	144	196
Accrued postretirement liabilities	(18)	(89)
Accrued liabilities and other	(5,137)	(3,967)
Net cash provided by (used in) operating activities	20,391	(476)

Cash flows from investing activities:
Acquisitions, net of cash acquired	268	-
Capital expenditures	(1,052)	(1,245)
Net cash used in investing activities	(784)	(1,245)

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	15,550	-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loan	55,000	-
Payments of 2017 first lien term loans	(2,925)	-
Payments of financing costs	(4,783)	(200)
Payments of revolving credit facility	(15,083)	(18)
Payments of first lien term loan	(147,362)	(3,976)
Payments of second lien term loan	(60,000)	(20,000)
Payments of Vapor Shark loans	(1,867)	-
Prepaid equity issuance costs	(394)	-
Payment of PIK toggle notes	-	(24,107)
Redemption of Intrepid options	-	(661)
Redemption of Intrepid warrants	-	(5,500)
Warrants exercised	-	4
Exercise of options	1,371	8
Redemption of options	(1,740)	-
Surrender of options	(1,000)	-
Proceeds from issuance of stock	-	55,746
Distribution to non-controlling interest	(4)	-
Net cash provided by (used in) financing activities	(18,237)	1,296

Net increase (decrease) in cash	1,370	(425)
Cash, beginning of period	2,865	4,835
Cash, end of period	$4,235	$4,410

Supplemental schedule of noncash financing activities:
Issuance of restricted stock	$-	$279
Conversion of PIK toggle notes to equity	$-	$29,014
Conversion of 7% senior notes to equity	$-	$10,074

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Basis of Presentation:

Turning Point Brands, Inc. (the “Company), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries.  Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance Corporation (“NTFC”), North Atlantic Operating Company, Inc. (“NAOC”), Smoke Free Technologies, Inc.—d/b/a VaporBeast (“VaporBeast”)—North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”) and Vapor Shark, LLC—f/k/a The Hand Media—and its subsidiaries (collectively, “Vapor Shark”).  Effective September 1, 2017, the Company: (1) dissolved NATC Holding Company, formerly a direct subsidiary of the Company which owned NATC and its subsidiaries; (2) transferred direct ownership of Vapor Shark from the Company to TPLLC; and (3) merged Stoker, Inc., and Fred Stoker & Sons, Inc., with and into RBJ Sales, Inc.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2016, and are unaudited. In the opinion of management, the unaudited, interim, condensed, consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, condensed, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2016. The accompanying interim, condensed, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

Note 2. Summary of Significant Accounting Policies:

Consolidation: The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and the results of Vapor Shark from April 1, 2017, through June 30, 2017. All significant intercompany transactions have been eliminated.

Vapor Shark was a variable interest entity (“VIE”) for which the Company was considered the primary beneficiary due to an April 2017 management agreement in which the Company was granted the right to purchase equity of Vapor Shark. The Company did not own Vapor Shark during the second quarter of 2017. On June 30, 2017, the Company exercised a warrant to purchase all of the issued and outstanding equity of Vapor Shark.  Beginning June 30, 2017, Vapor Shark became a wholly owned subsidiary of the Company.  See ‘Note 4 – Acquisitions’ for details regarding the warrant exercise.

Revenue Recognition: The Company recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery to the customer. Delivery signifies a transfer of title and risk of loss to the customer in accordance with ASC 605-10-S99. The Company classifies customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general, and administrative (“SG&A”) expenses. Shipping costs incurred were approximately $2.9 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively.  Shipping costs incurred were approximately $7.4 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Level 2 – Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices observable for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

Level 3 – Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the company.  The Company has chosen to open, fund, and maintain an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year.  In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of September 30, 2017, the Company had on deposit approximately $32.0 million, the fair value of which was approximately $30.9 million. At December 31, 2016, the Company had on deposit approximately $31.9 million, the fair value of which was approximately $30.4 million.

The Company invests a portion of the MSA escrow in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA. Thus, any investment in an unrealized loss position will be held until the value is recovered or until maturity. The following shows the fair value of the MSA escrow account:

	September 30, 2017			December 31, 2016
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,106	$-	$3,106	$2,786	$-	$-	$2,786
U.S. Governmental agency obligations(unrealized loss position < 12 months)	3,022	(86)	2,936	29,156	19	(1,551)	27,624
U.S. Governmental agency obligations(unrealized loss position > 12 months)	25,918	(1,055)	24,863	-	-	-	-
	$32,046	$(1,141)	$30,905	$31,942	$19	$(1,551)	$30,410

Fair value for the U.S. Governmental agency obligations are Level 2. The following schedule shows the maturities of the U.S. Governmental agency obligations:

	September 30, 2017	December 31, 2016
Less than five years	$7,114	$9,113
Six to ten years	18,151	16,141
Greater than ten years	3,675	3,902
Total U.S. Governmental agency obligations	$28,940	$29,156

The following table represents the amount of deposits by sales year for the MSA escrow account and reflects the decline in annual deposits beginning in 2009 due to the significant increase in federal excise taxes:

	Deposits
Sales Year	September 30, 2017	December 31, 2016

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	142
2015	101	100
2016	80	37
2017	59	-

Total	$32,046	$31,942

Food and Drug Administration (“FDA”):

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

The FDA assesses tobacco product user fees on six classes of regulated tobacco products and computes user fees using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP,” also known as the “Tobacco Buyout”) assessment. First, the total, annual, congressionally established user fee assessment is allocated among the various classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

Prior to October 1, 2016, these FDA user fees applied only to those products then regulated by the FDA.  Effective October 1, 2016, the FDA began additionally applying FDA user fees to newly deemed tobacco products subject to FDA user fees as described above, i.e., cigars and pipe tobacco.

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products.  The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen Segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products).  No other filing deadlines were altered.  The FDA also acknowledged a “continuum of risk” among tobacco products, i.e., certain tobacco products pose a greater risk to individual and public health than others, that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery; and that it would be increasing its focus on the regulation of cigarette products.

Recent Accounting Pronouncements Adopted:

The Company adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in Q1 of 2017.  This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of the ASU had no effect on the Company’s consolidated financial statements.

The Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory in Q1 of 2017. Amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company currently expects to apply the modified retrospective method upon adoption. The Company does not believe the standard will materially impact its recognition of revenue as the Company is primarily a distributor of goods; however, the Company continues to assess the potential impacts to other less significant revenue transactions.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, on a retrospective basis. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

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

Subsequent Events:

The Company’s management has evaluated events and transactions that occurred from October 1, 2017, through November 9, 2017, the date these unaudited condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements.

Note 3. Initial Public Offering (“IPO”):

In April 2016, the Company increased the total authorized shares of preferred and voting and non-voting common stock by effecting a 10.43174381 for 1 stock split of the voting and non-voting common stock. As a result of the stock split, all previously reported share amounts (including options and warrants) in the accompanying financial statements and related notes have been retrospectively restated to reflect the stock split.

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

As a result of the management agreement, Vapor Shark became a VIE. The Company determined that it is the primary beneficiary and consolidated Vapor Shark as of April 1, 2017.  Since Vapor Shark is a business, the Company accounted for the consolidation of the VIE as if it were an acquisition and recorded the assets and liabilities at fair value. The Company exercised its warrant on June 30, 2017, and obtained ownership of Vapor Shark as of that date for a nominal purchase price. There was no goodwill assigned as a result of the transaction.  The Company acquired $3.9 million in assets and assumed $3.9 million in liabilities, which includes a liability relating to the option provided to Vapor Shark’s shareholder to purchase the Vapor Shark retail stores it owns.

In November 2016, the Company purchased five chewing tobacco brands from Wind River Tobacco Company (“Wind River”) for $2.5 million.  The Company paid $0.6 million at closing with the remaining $1.9 million payable quarterly through November 2019, of which $1.4 million was outstanding at September 30, 2017.  The transaction was accounted for as an asset purchase with the fair value of the purchase price of $2.4 million assigned to trade names which have an indefinite life.

In November 2016, the Company acquired the outstanding stock of VaporBeast for total consideration of $26.5 million, net of working capital adjustment of $0.4 million. The purchase price was satisfied through $4.0 million paid in cash at closing, $19.0 million in short-term notes which were paid in December 2016, and $4.0 million in payments deferred for eighteen months.

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

The goodwill of $5.9 million consists of the synergies and scale expected from combining the operations.  The goodwill is deductible for tax purposes.

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

Cash and Cash Equivalents: Cash and cash equivalents are, by definition, short-term. The carrying amount is a reasonable estimate of fair value.

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

As of September 30, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximate their face amounts of $142.1 million and $55.0 million, respectively, as the agreements were initiated during the first quarter of 2017. See ‘Note 9: Notes Payable and Long-Term Debt’ for details regarding our credit facilities.

As of December 31, 2016, the fair values of the First Lien Term Loans and the Second Lien Term Loan approximated their face amounts of $147.3 million and $60.0 million, respectively, as they were paid off in February 2017 at face amounts. See ‘Note 9: Notes Payable and Long-Term Debt’ for details regarding our credit facilities.

Foreign Exchange: The Company had no forward contracts outstanding as of September 30, 2017.  The Company had forward contracts as of December 31, 2016 for the purchase of €4.9 million. The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant liability as of December 31, 2016.

Note 6. Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on the last-in, first-out (“LIFO”) method for approximately 47% of the inventories and the first-in, first out (“FIFO”) method for the remaining inventories.  Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for curing.

The components of inventories are as follows:
	September 30, 2017	December 31 2016
Raw materials and work in process	$2,617	$2,596
Leaf tobacco	28,011	27,391
Finished goods - smokeless products	5,441	4,789
Finished goods - smoking products	17,413	18,384
Finished goods - electronic / vaporizer products	14,233	11,993
Other	1,492	1,232
	69,207	66,385
LIFO reserve	(4,446)	(4,200)
	$64,761	$62,185

The inventory valuation allowance as of September 30, 2017, and December 31, 2016 was $0.7 million and $0.6 million, respectively.

Note 7. Property, Plant and Equipment:

Property, plant and equipment consists of:

	September 30, 2017	December 31, 2016
Land	$22	$22
Building and improvements	1,899	1,899
Leasehold improvements	1,873	1,666
Machinery and equipment	12,066	10,532
Furniture and fixtures	3,726	3,409
	19,586	17,528
Accumulated depreciation	(11,129)	(9,938)
	$8,457	$7,590

Note 8. Accrued Liabilities:

Accrued liabilities consist of:

	September 30, 2017	December 31, 2016
Accrued payroll and related items	$3,704	$5,331
Customer returns and allowances	2,172	2,818
Other	8,086	7,187
	$13,962	$15,336

Note 9. Notes Payable and Long-Term Debt:

Notes payable and long-term debt consists of the following:

	September 30, 2017	December 31, 2016
2017 First Lien First Out Term Loan	$107,250	$-
2017 First Lien Second Out Term Loan	34,825	-
2017 Second Lien Term Loan	55,000	-
Note payable - VaporBeast	2,000	2,000
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
Total notes payable and long-term debt	199,075	207,579
Less deferred finance charges	(3,772)	(4,388)
Less current maturities	(7,850)	(1,650)
	$187,453	$201,541

Long-term Debt

On February 17, 2017, the Company and NATC entered into a new $250 million secured credit facility, comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay, in full, the Company’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and to pay related fees and expenses.

The 2017 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts and change in control defaults. The 2017 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature allowing the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017, increasing to $2.1 million on June 30, 2019, and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017.  The 2017 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at September 30, 2017, on the 2017 Revolving Credit Facility was 4.3%. The weighted average interest rate at September 30, 2017, on the 2017 First Out Term Loan was 4.3%.  The weighted average interest rate at September 30, 2017, on the 2017 Second Out Term Loan was 7.3%.

2017 Second Lien Credit Facility

The 2017 Second Lien Credit Facility consists of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bears interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

Note Payable – VaporBeast

On November 30, 2016, the Company issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note”). The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018.

The VaporBeast Note may be prepaid at any time without penalty and is subject to a late-payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults, including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

First Lien Term Loan

All of NATC’s subsidiaries, as well as the Company and NATC Holding, were guarantors under the First Lien Term Loan.  TPLLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first-priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR loans bore interest at the LIBOR then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with the proceeds from the 2017 Credit Facility.

Second Lien Term Loan

The Second Lien Term Loan was secured by a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR loans bore interest at LIBOR then in effect (but not less than 1.25%) plus 10.25%.  The loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Term Loan was paid in full with the proceeds from the 2017 Credit Facility.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million subject to a borrowing base, which was calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% and the value of eligible inventory or (B) the product of 85%, the net recovery percentage identified in the most recent inventory appraisal, and the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% and the value of eligible inventory or (B) the product of 85%, the net recovery percentage identified in the most recent inventory appraisal, and the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with proceeds from the 2017 Credit Facility.

PIK Toggle Notes

On January 13, 2014, the Company issued PIK Toggle Notes (“PIK Toggle Notes”) to Standard General Master Fund, L.P. (“Standard General”), with a principal amount of $45 million and warrants to purchase 42,424 of the Company’s common stock at $.01 per share, as adjusted for stock splits and other events specified in the agreement. After adjustment for the stock split effected in connection with the IPO of 10.43174381 to 1, the warrants provide for the purchase of 442,558 of the Company’s common stock. Due to the issuance of the warrants the PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million. The PIK Toggle Notes were scheduled to mature, and the warrants to expire, on January 13, 2021.

The PIK Toggle Notes accrued interest based on LIBOR then in effect (but not less than 1.25%) plus 13.75%. Interest was payable on the last day of each quarter and upon maturity. The Company had the flexibility to pay interest in kind through an increase in the principal amount at the same interest rate as the PIK Toggle Notes. The Company chose to increase the PIK Toggle Notes for all interest for the first three months of 2016.

In connection with the IPO, in May 2016 the Company redeemed and retired all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of the Company’s voting common stock. As a result of this transaction the Company incurred a loss on extinguishment of debt of $2.8 million during the second quarter of 2016.

7% Senior Notes

In January 2014, the Company issued 7% Senior Notes to various stockholders with a principal amount of $11 million and warrants to purchase 11,000,000 units of membership interests in Intrepid, which represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. Due to the issuance of the Intrepid warrants the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million. The 7% Senior Notes were scheduled to mature, and the warrants to expire, on December 31, 2023.

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

Note 10. Income Taxes:

The Company’s income tax expense for the three and nine months ended September 30, 2017, does not bear the normal relationship to income before income taxes of approximately 41% due to tax benefits of $0.9 million and $4.5 million relating to stock options exercised during the three and nine months ended September 30, 2017, respectively.  The Company’s income tax expense for the three and nine months ended September 30, 2016, does not bear the normal relationship to income before income taxes because of net operating loss carryforwards that were utilized and were partially offset by certain minimum state income taxes.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position must be more-likely-than-not to be sustained upon examination by taxing authorities for those benefits to be recognized. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined it did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2014.

Note 11. Pension and Postretirement Benefit Plans:

The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Service cost	$26	$26	$-	$-
Interest cost	164	174	36	52
Expected return on plan assets	(256)	(258)	-	-
Amortization of losses	114	123	-	-
Net periodic benefit cost	$48	$65	$36	$52

	Pension Benefits		Postretirement Benefits
	Nine months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Service cost	$78	$78	$-	$-
Interest cost	484	524	108	157
Expected return on plan assets	(768)	(775)	-	-
Amortization of losses	350	369	-	-
Net periodic benefit cost	$144	$196	$108	$157

The Company has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen.  The Company expects to make no contributions to the pension plan in the year ending December 31, 2017.

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually.  The Company expects to contribute approximately $0.2 million to its postretirement plan in 2017 for the payment of benefits.

Note 12. Share Incentive Plans:

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2017, 21,479 shares of restricted stock, 94,000 performance-based restricted stock units, and 187,415 options have been granted to employees of the Company under the 2015 Plan. There are 1,097,106 shares available for grant under the 2015 Plan.

On February 7, 2017, the Board of Directors of the Company approved stock option cash-out agreements with three Company officers and a director for the surrender of 83,400 expiring stock options in exchange for payment to the option holders of $11.99 per share.  This payment equaled the difference between the exercise price of $1.06 and closing stock price of $13.05 on the approval date, or an aggregate of $1.0 million.

On February 8, 2006, the Board of Directors of the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”)  of North Atlantic Holding Company, Inc., pursuant to which awards may be granted to employees.  The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards to employees.  Upon the adoption of the Company’s 2015 Equity Incentive Plan in connection with its IPO, the Company determined no additional grants would be made under the 2006 Plan.  However, all awards issued under the 2006 Plan that have not been previously terminated or forfeited remain outstanding and continue unaffected.

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	1,667,671	$2.19	$1.20

Granted	53,996	9.26	2.37
Exercised	(73,135)	2.31	1.27
Forfeited	(10,770)	3.83	2.17

Outstanding, December 31, 2016	1,637,762	2.41	1.23

Granted	133,819	14.69	4.41
Exercised	(907,852)	1.51	0.80
Forfeited	(401)	15.34	4.58
Surrendered	(83,400)	1.06	0.54

Outstanding, September 30, 2017	779,928	$5.70	$2.35

Under the 2006 Plan, the total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016, was $11.7 million and less than $0.1 million, respectively.  The total intrinsic value of options surrendered during the nine months ended September 30, 2017, was $1.0 million.

At September 30, 2017, under the 2006 Plan, the outstanding stock options’ exercise price for 102,536 options is $1.06 per share, all of which are exercisable. The outstanding stock options’ exercise price for 489,977 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 1.17 years for the options with the $1.06 exercise price and 3.91 years for the options with the $3.83 exercise price. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $1.06, a risk-free interest rate of 4.37%, a volatility of 30%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, a volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At September 30, 2017, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the “simplified method” to calculate expected holding periods which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	August 2016 Grant	February 2017 Grant	May 2017 Grant
Number of options	53,996	40,000	93,819
Options outstanding	53,996	40,000	93,419
Number exercisable	40,497	-	-
Exercise price	$9.26	$13.00	$15.41
Remaining lives	8.83	9.42	9.67
Risk free interest rate	1.16%	1.89%	1.76%
Expected volatility	25.40%	27.44%	26.92%
Expected life	5.375	6.000	6.000
Dividend yield	-	-	-
Fair value	$2.37	$3.98	$4.60

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.1 million and less than $0.1 million in the consolidated statements of income for the three months ended September 30, 2017 and 2016, respectively, and approximately $0.2 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.  Total unrecognized compensation expense related to options at September 30, 2017, is $0.4 million which will be expensed over 2.2 years.

Performance-based restricted stock units (“PRSUs”) are restricted stock units subject to both performance-based and service-based vesting conditions.  The number of shares of common stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied.  On March 31, 2017, the Committee granted 94,000 PRSUs to employees of the Company, all of which are unvested at September 30, 2017.  The fair value of each PRSU is $15.60, the closing price of the stock on March 31, 2017, the date of grant.  The Company recorded compensation expense related to the PRSUs of approximately $0.1 million and $0.2 million in the consolidated statements of income for the three and nine months ended September 30, 2017, respectively, based on the probability of achieving the performance condition.  Total unrecognized compensation expense related to these awards at September 30, 2017, is $1.3 million which will be expensed over the service period based on the probability of achieving the performance condition.

Note 13. Contingencies:

The Company is involved in various claims and actions that arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Note 14. Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended
	September 30,			September 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$7,374			$6,793

Basic EPS:
Weighted average		19,085,329	$0.39		18,094,592	$0.38

Diluted EPS:
Effect of dilutive securities:
Stock options and warrants		504,095			1,634,627
		19,589,424	$0.38		19,729,219	$0.34

	Nine Months Ended
	September 30,			September 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$16,690			$9,826

Basic EPS:
Weighted average		18,915,606	$0.88		15,396,155	$0.64

Diluted EPS:
Effect of dilutive securities:
Stock options and warrants		587,524			1,572,458
		19,503,130	$0.86		16,968,613	$0.58

Due to the IPO in May 2016, the Company’s weighted average shares and basic and diluted earnings per share are significantly different for the nine months ended September 30, 2017, when compared to the prior period.

Note 15. Segment Information:

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: (1) Smokeless products, (2) Smoking products, and (3) NewGen products. The smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment (a) imports and markets cigarette papers, tubes, and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers, and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets. The Company’s smoking and smokeless products are distributed primarily through wholesale distributors in the United States. The Other segment includes the assets of the Company not assigned to the three reportable segments. Elimination includes the elimination of intercompany accounts between segments.

Accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective net sales. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:
	Three Months Ended
	September 30, 2017	September 30, 2016

Net sales
Smokeless products	$21,294	$18,909
Smoking products	26,860	28,760
NewGen products	25,186	3,290
	$73,340	$50,959

Operating income (loss)
Smokeless products	$6,218	$4,695
Smoking products	7,403	7,645
NewGen products	780	(230)
Other (1)	(25)	(219)
	$14,376	$11,891

Interest expense	$(4,023)	$(5,557)
Investment income	131	$279

Income before income taxes	$10,484	$6,613

Capital expenditures
Smokeless products	$446	$426
NewGen products	39	(40)
	$485	$386

Depreciation and amortization
Smokeless products	$341	$310
NewGen products	255	-
	$596	$310

	Nine Months Ended
	September 30, 2017	September 30, 2016

Net sales
Smokeless products	$63,563	$58,939
Smoking products	81,056	83,434
NewGen products	67,595	10,033
	$212,214	$152,406

Operating income (loss)
Smokeless products	$15,088	$13,097
Smoking products	21,095	22,391
NewGen products	2,646	(758)
Other (1)	(61)	(1,154)
	$38,768	$33,576

Interest expense	$(13,002)	$(20,895)
Investment income	334	$611
Loss on extinguishment of debt	(6,116)	(2,824)

Income before income taxes	$19,984	$10,468

Capital expenditures
Smokeless products	$973	$1,160
NewGen products	79	85
	$1,052	$1,245

Depreciation and amortization
Smokeless products	$1,046	$896
NewGen products	672	-
	$1,718	$896

	September 30, 2017	December 31, 2016

Assets
Smokeless products	$88,327	$85,559
Smoking products	149,552	150,498
NewGen products	45,023	39,416
Other (1)	4,462	9,547
	$287,364	$285,020

(1)	“Other” includes our assets that are not assigned to our three reportable segments, such as deferred taxes and eliminations. All goodwill has been allocated to our reportable segments.

Net Sales - Domestic and Foreign

The tables below present financial information about our domestic and foreign net sales:
	Three Months Ended
	September 30, 2017	September 30, 2016
Domestic	$69,484	$48,469
Foreign	3,856	2,490
Net Sales	$73,340	$50,959

	Nine Months Ended
	September 30, 2017	September 30, 2016
Domestic	$203,210	$144,568
Foreign	9,004	7,838
Net Sales	$212,214	$152,406

Note 16. Subsequent Events:

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share will be paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017.

Cautionary Note Regarding Forward-Looking Statements

This document includes, and other information we make public from time to time may include, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in “Risk Factors” included in our 2016 Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q, and other reports filed with the Securities and Exchange Commission from time to time, as well as:

•	declining sales of tobacco products and expected continuing decline of sales in the tobacco industry, overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility our licenses to use certain brands or trademarks will be terminated, challenged, or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by FDA, which has broad regulatory powers;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state, and local municipal tobacco-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	significant potential product liability litigation;
•	our distribution of foreign-made vapor products from manufacturers with whom we may have no recourse in the event of significant product liability exposure;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;

•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims we infringe on their intellectual property;
•	concentration of business with large customers;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise being unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	decrease in value of our deferred tax assets;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q, with our annual consolidated financial statements and accompanying notes, which are included in our 2016 Annual Report on Form 10-K.  In addition, this discussion includes forward-looking statements subject to risks and uncertainties which may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” in our 2016 Annual Report on Form 10-K, those included in this Quarterly Report on Form 10-Q, and other reports filed with the Securities and Exchange Commission from time to time.

The following discussion relates to the interim, unaudited financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc., and our consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc., without any of its subsidiaries. Dollars are in thousands, except where designated and in per share data.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

We are a leading, independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products, and tobacco vaporizer products. We do not sell cigarettes. We estimate the OTP industry generated approximately $10.5 billion in manufacturer revenue in 2016. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company.

The Company’s reportable segments are (1) smokeless products, which include chewing tobacco and MST, (2) smoking products, which principally include cigarette papers, MYO cigar wraps, and cigars, and (3) NewGen products, which include liquid vapor products, tobacco vaporizer products and non-nicotine/non-tobacco products.

Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Zig-Zag®, Beech-Nut®, Stoker’s®, and VaporBeast™.

Our core tobacco business generates revenues from the sale of our products primarily to wholesale distributors who, in turn, resell them to retail operations, as well as from the sale of our products directly to retail operations. Additionally, the acquisition of VaporBeast allows us to sell directly to non-traditional retail operations. Our net sales, which include federal excise taxes and FDA fees, consist of gross sales, net of cash discounts, returns, and selling and marketing allowances.

Our principal operating expenses include the cost of raw materials, used to produce the limited number of products we manufacture; the cost of finished products, which are purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense and amortization of deferred financing costs and other expenses.

Recent Developments

On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share will be paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017.

On July 28, 2017, the U.S. Food and Drug Administration (“FDA”) announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products.  FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications.  Compliance and related costs could be significant and could increase the costs of operating in our NewGen Segment. The original filing deadlines for the applications of these newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products).  No other application filing deadlines were altered.  FDA also acknowledged a “continuum of risk” among tobacco products (i.e., that certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role that flavors play in attracting youth and the role that flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it will increase its focus on the regulation of cigarette products.

On June 30, 2017, we filed a Form S-3 Registration Statement with the Securities and Exchange Commission providing for the potential to offer up to $200 million in the aggregate of our common stock, preferred stock, depository shares, warrants, and units, as well as a secondary offering and sale of up to approximately 12.8 million shares of TPB common stock by selling shareholders.  We currently have no plans to utilize the offering; however, we believe it provides future flexibility as we continue to drive our strategic organic growth and acquisition initiatives.

In March 2017, we entered into a strategic partnership with the Hand Media, Inc., dba Vapor Shark (“Vapor Shark”), a leading distributor and manufacturer of premium vaping e-liquids and hardware with nationwide distribution through independent retail vape shops as well as Vapor Shark retail locations.  Through the strategic partnership, we were issued a warrant to purchase all outstanding stock of Vapor Shark in exchange for a commitment to deposit up to $2.5 million.  In April 2017, we entered into a management agreement with Vapor Shark whereby we gained control of the Vapor Shark operations.  On June 30, 2017, we exercised the warrant and obtained ownership of 100% of the outstanding shares of Vapor Shark. Our exercise of the warrant triggered an option giving Vapor Shark’s former sole shareholder the right to purchase Vapor Shark’s company-owned stores for $1.  The former sole shareholder has notified us of his intent to exercise this option no earlier than January 1, 2018.

In November 2016, we purchased all of the capital stock of Smoke Free Technologies, Inc., d/b/a VaporBeast (“VaporBeast”), for an aggregate purchase price of approximately $27 million. VaporBeast is a leading distributor of liquid vapor products servicing the non-traditional retail channel. Also in November 2016, we purchased five regional smokeless tobacco brands from Wind River Tobacco Company (“Wind River”) for a purchase price of approximately $2.5 million.

In May 2016, we sold 6,210,000 shares of voting common stock in our IPO (including shares sold pursuant to an underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds of the IPO totaled $62.1 million. Refer to the 2016 Annual Report on Form 10-K for use of the IPO proceeds.

In April 2016, we increased the total authorized shares of preferred and voting and non-voting common stock and effected a 10.43174381 for 1 stock split of our voting and non-voting common stock. As a result of the stock split, all previously reported share amounts (including options and warrants) in the accompanying financial statements and related notes of the Company have been retrospectively restated to reflect the stock split.

Segment Information

We operate in three reportable segments: (1) smokeless products, (2) smoking products, and (3) NewGen products. The smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment (a) imports and markets cigarette papers, tubes, and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets.

Key Factors Affecting Our Results of Operations

We consider the following factors to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;

•	Our ability to introduce new products and product lines that complement our core business;

•	Decreasing interest in tobacco products among consumers;

•	Price sensitivity in our end-markets;

•	Marketing and promotional initiatives, which cause variability in our results;

•	General economic conditions, including consumer access to disposable income;

•	Cost, and increasing regulation, of promotional and advertising activities;

•	Cost of complying with regulation;

•	Counterfeit and other illegal products in our end-markets;

•	Currency fluctuations;

•	Our ability to identify attractive acquisition opportunities in OTP; and

•	Our ability to integrate acquisitions.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements Adopted:

We adopted Accounting Standard Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in Q1 of 2017.  This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of the ASU had no effect on our consolidated financial statements.

We adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory in Q1 of 2017. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU had no effect on our consolidated financial statements.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective, or retrospective with cumulative effect, transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized, as of the date of adoption ("modified retrospective method"). We currently expect to apply the modified retrospective method upon adoption. We do not believe the standard will impact our recognition of revenue as we are primarily a distributor of goods; however, we continue to assess the potential impacts to other less significant revenue transactions.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases, generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required for users to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date of ASU 2016-02. An entity electing to use the practical expedients will, in effect, continue to account for leases commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments tracked and disclosed under previous GAAP. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, on a retrospective basis. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost. This ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  We are currently evaluating the effect the adoption of this standard will have on our financial statements.

Results of Operations

Summary

The table and discussion set forth below relate to our consolidated results of operations:

	Three Months Ended September 30,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$21,294	$18,909	12.6%
Smoking products	26,860	28,760	-6.6%
NewGen products	25,186	3,290	665.5%
Total net sales	73,340	50,959	43.9%
Cost of sales	40,410	26,341	53.4%
Gross profit
Smokeless products	11,478	9,396	22.2%
Smoking products	14,201	14,411	-1.5%
NewGen products	7,251	811	794.1%
Total gross profit	32,930	24,618	33.8%

Selling, general and administrative expenses	18,554	12,727	45.8%
Operating income	14,376	11,891	20.9%
Interest expense	4,023	5,557	-27.6%
Investment income	(131)	(279)	-53.0%
Income before income taxes	10,484	6,613	58.5%
Income tax expense (benefit)	3,110	(180)	-1827.8%
Consolidated net income	$7,374	$6,793	8.6%

Comparison of the Three Months Ended September 30, 2017, to the Three Months Ended September 30, 2016

Net Sales. For the three months ended September 30, 2017, overall net sales increased to $73.3 million from $51.0 million for the three months ended September 30, 2016, an increase of $22.3 million or 43.9%. For the quarter, volumes increased 39.5% and price/mix increased 4.4%.  This increase was primarily a result of increased net sales in our NewGen segment.

Effective July 1, 2017, the tax on all OTP products sold in California increased to 65.1%. Implementation of the tax has led to decreases in 2017 California OTP volume when compared to volume over the same 2016 period.

For the three months ended September 30, 2017, net sales in the Smokeless products segment increased to $21.3 million from $18.9 million for the three months ended September 30, 2016, an increase of $2.4 million or 12.6%. For the quarter, volume increased 8.2% and price/mix increased 4.4%. Net sales growth was primarily driven by Stoker’s MST.

Pennsylvania implemented a $0.55 per ounce excise tax on smokeless products effective October 1, 2016.  Implementation of the tax has led to decreases in 2017 Pennsylvania volume when compared to volume over the same 2016 period.

Year-over-year industry volumes for chewing tobacco declined by approximately 10% in the quarter while MST was down approximately 2% according to MSAi.  The Company outpaced the industry in the quarter and grew its MSAi share in both chewing tobacco and MST on the strength of Stoker’s volumes.

For the three months ended September 30, 2017, net sales in the Smoking products segment decreased to $26.9 million from $28.8 million for the three months ended September 30, 2016, a decrease of $1.9 million or 6.6%. For the quarter, Smoking products volumes decreased 9.3% while price/mix increased 2.7%.  The decrease was the result of a strong year ago comparison due to the timing of Zig-Zag MYO cigar wraps promotional purchases, continued weakness in cigars, the California tax on OTP products including MYO cigar wraps, and one fewer shipping day, partially offset by year-over-year strength in Zig-Zag cigarette papers.

Industry volumes for cigarette papers increased by mid-single-digits while MYO cigar wraps grew by double-digits, according to MSAi. Zig-Zag maintained its industry-leading share position in both premium cigarette papers and MYO cigar wraps, according to MSAi.

For the three months ended September 30, 2017, net sales in the NewGen products segment increased to $25.2 million from $3.3 million for the three months ended September 30, 2016, an increase of $21.9 million or 665.5%. For the quarter, NewGen products volumes increased 645.6%, while price/mix increased 19.9%.  Net sales growth was primarily driven by the inclusion of VaporBeast and Vapor Shark for the quarter.

Gross Profit. For the three months ended September 30, 2017, overall gross profit increased to $32.9 million from $24.6 million for the three months ended September 30, 2016, an increase of $8.3 million or 33.8%, primarily due to the inclusion of VaporBeast’s and Vapor Shark’s gross profit in 2017.  As a result of the inclusion of the VaporBeast business, gross margin decreased to 44.9% for the three months ended September 30, 2017, from 48.3% for the three months ended September 30, 2016.

For the three months ended September 30, 2017, gross profit in the Smokeless products segment increased to $11.5 million from $9.4 million for the three months ended September 30, 2016, an increase of $2.1 million or 22.2%.  Gross profit as a percentage of net sales increased to 53.9% of net sales for the three months ended September 30, 2017, from 49.7% of net sales for the three months ended September 30, 2016, due to mix, lower product return rates, product price increases, and a favorable LIFO charge.

For the three months ended September 30, 2017, gross profit in the Smoking products segment decreased to $14.2 million from $14.4 million for the three months ended September 30, 2016, a decrease of $0.2 million or 1.5%.  Gross profit as a percentage of net sales increased to 52.9% of net sales for the three months ended September 30, 2017, from 50.1% of net sales for the three months ended September 30, 2016, due to product mix.

For the three months ended September 30, 2017, gross profit in the NewGen products segment increased to $7.3 million from $0.8 million for the three months ended September 30, 2016, an increase of $6.4 million or 794.1%, primarily as a result of the inclusion of VaporBeast in 2017. Gross profit as a percentage of net sales increased to 28.8% of net sales for the three months ended September 30, 2017, from 24.7% of net sales for the three months ended September 30, 2016.

Selling, General and Administrative Expenses. For the three months ended September 30, 2017, selling, general and administrative expenses increased to $18.6 million from $12.7 million for the three months ended September 30, 2016, an increase of $5.8 million or 45.8%, due primarily to the inclusion of SG&A from VaporBeast in the three months ended September 30, 2017, strategic acquisition expenses, and sales and marketing infrastructure investments.

Interest Expense. For the three months ended September 30, 2017, interest expense decreased to $4.0 million from $5.6 million for the three months ended September 30, 2016, primarily as a result of our February 2017 debt refinancing.

Income Tax Expense (Benefit).  The Company’s income tax expense of $3.1 million for the three months ended September 30, 2017, is lower than expected based on our estimated annual effective tax rate as a result of discrete tax benefits of $0.9 million from the exercise of stock options during the quarter. The Company’s income tax benefit for the three months ended September 30, 2016, does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Investment Income. For the three months ended September 30, 2017 and 2016, investment income relating to investments of the MSA escrow deposits was $0.1 million and $0.3 million, respectively.

Consolidated Net Income. Due to the factors described above, net income for the three months ended September 30, 2017 and 2016, was $7.4 million and $6.8 million, respectively.

	Nine Months Ended September 30,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$63,563	$58,939	7.8%
Smoking products	81,056	83,434	-2.9%
NewGen products	67,595	10,033	573.7%
Total net sales	212,214	152,406	39.2%
Cost of sales	119,623	78,267	52.8%
Gross profit
Smokeless products	32,270	29,498	9.4%
Smoking products	42,018	42,390	-0.9%
NewGen products	18,303	2,251	713.1%
Total gross profit	92,591	74,139	24.9%

Selling, general and administrative expenses	53,823	40,563	32.7%
Operating income	38,768	33,576	15.5%
Interest expense	13,002	20,895	-37.8%
Investment income	(334)	(611)	-45.3%
Loss on extinguishment of debt	6,116	2,824	116.6%
Income before income taxes	19,984	10,468	90.9%
Income tax expense	3,850	642	499.7%
Consolidated net income	16,134	9,826	64.2%
Net loss attributable to non-controlling interest	(556)	-
Net income attributable to Turning Point Brands, Inc.	$16,690	$9,826

Comparison of the Nine Months Ended September 30, 2017, to the Nine Months Ended September 30, 2016

Net Sales. For the nine months ended September 30, 2017, overall net sales increased to $212.2 million from $152.4 million for the nine months ended September 30, 2016, an increase of $59.8 million or 39.2%. For the nine months ended September 30, 2017, volumes increased 35.2% and price/mix increased 4.0%.  This increase was primarily a result of increases in the Smokeless products and the NewGen products segments.

Effective July 1, 2017, the tax on all OTP products sold in California increased to 65.1%.  Implementation of the tax has led to decreases in 2017 California volume when compared to volume over the same 2016 period.

For the nine months ended September 30, 2017, net sales in the Smokeless products segment increased to $63.6 million from $58.9 million for the nine months ended September 30, 2016, an increase of $4.6 million or 7.8%. For the nine months, volume increased 3.6% and price/mix increased 4.2%. Net sales growth was primarily driven by Stoker’s MST.

Pennsylvania implemented a $0.55 per ounce excise tax on smokeless products effective October 1, 2016.  Implementation of the tax has led to decreases in 2017 Pennsylvania volume when compared to volume over the same 2016 period.

Year-over-year industry volumes for chewing tobacco declined by approximately 10% in the nine months while MST volumes decreased by 1%, according to MSAi.  The Company’s volume performance outpaced the industry in the nine months and grew its MSAi share in both chewing tobacco and MST.

For the nine months ended September 30, 2017, net sales in the Smoking products segment decreased to $81.1 million from $83.4 million for the nine months ended September 30, 2016, a decrease of $2.4 million or 2.9%. For the nine months ended September 30, 2017, Smoking products’ volumes decreased 5.2%, while price/mix increased 2.3%.

Industry volumes for cigarette papers declined by 1% while MYO cigar wraps grew by 15%, according to MSAi.  Zig-Zag increased its market share versus the year-ago period in cigarette papers and held an 80% share in MYO cigar wraps, according to MSAi.

For the nine months ended September 30, 2017, net sales in the NewGen products segment increased to $67.6 million from $10.0 million for the nine months ended September 30, 2016, an increase of $57.6 million or 573.7%. For the nine months ended September 30, 2017, NewGen products volumes increased 556.2%, while price/mix increased 17.5%.  Net sales growth was primarily driven by the inclusion of VaporBeast in the nine-month period and Vapor Shark in the second and third quarters of 2017.

Gross Profit. For the nine months ended September 30, 2017, overall gross profit increased to $92.6 million from $74.1 million for the nine months ended September 30, 2016, an increase of $18.5 million or 24.9%, primarily due to the inclusion of nine months of VaporBeast results. Gross margin weakened to 43.6% for the nine months ended September 30, 2017, from 48.6% for the nine months ended September 30, 2016, as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the nine months ended September 30, 2017, gross profit in the Smokeless products segment increased to $32.3 million from $29.5 million for the nine months ended September 30, 2016, an increase of $2.7 million or 9.4%.  Gross profit as a percentage of net sales increased to 50.8% of net sales for the nine months ended September 30, 2017, from 50.0% of net sales for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, gross profit in the Smoking products segment decreased to $42.0 million from $42.4 million for the nine months ended September 30, 2016, a decrease of $0.4 million or 0.9%.  Gross profit as a percentage of net sales increased to 51.8% of net sales for the nine months ended September 30, 2017, from 50.8% of net sales for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, gross profit in the NewGen products segment increased to $18.3 million from $2.3 million for the nine months ended September 30, 2016, an increase of $16.1 million or 713.1%. Gross profit as a percentage of net sales increased to 27.1% of net sales for the nine months ended September 30, 2017, from 22.4% of net sales for the nine months ended September 30, 2016.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2017, selling, general and administrative expenses increased to $53.8 million from $40.6 million for the nine months ended September 30, 2016, an increase of $13.3 million or 32.7%, due primarily to the inclusion of nine months of VaporBeast’s SG&A.

Interest Expense. For the nine months ended September 30, 2017, interest expense decreased to $13.0 million from $20.9 million for the nine months ended September 30, 2016, primarily as a result of our 2017 debt refinancing.

Income Tax Expense.  The Company’s income tax expense of $3.9 million for the nine months ended September 30, 2017, is lower than expected based on our estimated annual effective tax rate as a result of discrete tax benefits of $4.5 million from the exercise of stock options during the nine-month period. The Company’s income tax expense for the nine months ended September 30, 2016, does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Investment Income. In the second quarter of 2016, we began to invest the MSA escrow deposits.  For the nine months ended September 30, 2017 and 2016, investment income relating to investments of the MSA escrow deposits was $0.3 million and $0.6 million, respectively.

Loss on Extinguishment of Debt.  For the nine months ended September 30, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing our credit facility in the first quarter of 2017.  For the nine months ended September 30, 2016, loss on extinguishment of debt was $2.8 million as the result of retiring certain debt with proceeds from our IPO.

Consolidated Net Income. Due to the factors described above, net income for the nine months ended September 30, 2017 and 2016, was $16.1 million and $9.8 million, respectively.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest of $0.6 million for the nine months ended September 30, 2017, is related to Vapor Shark, which was accounted for as a VIE during the second quarter.

Net Income Attributable to Turning Point Brands, Inc. Due to the factors described above, net income for the nine months ended September 30, 2017 and 2016, was $16.7 million and $9.8 million, respectively.

EBITDA and Adjusted EBITDA:

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use non-U.S. GAAP financial measures including EBITDA and Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our Board of Directors. We believe that EBITDA and Adjusted EBITDA are appropriate measures of operating performance because they eliminate the impact of expenses that do not relate to business performance.

In addition, our credit agreements contain financial covenants which use Adjusted EBITDA calculations.

We define “EBITDA” as net income before interest expense, loss on extinguishment of debt, provision for income taxes, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, loss on extinguishment of debt, provision for income taxes, depreciation, amortization, other non-cash items, and other items we do not consider ordinary course in our evaluation of ongoing operating performance.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses required to be recorded in our financial statements by U.S. GAAP and is subject to inherent limitations. Other companies in our industry may calculate this non-U.S. GAAP measure differently than we do, or may not calculate it at all, limiting its usefulness as a comparative measure. The tables below provide a reconciliation between net income and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30, 2017	September 30, 2016
Consolidated net income	$7,374	$6,793
Add:
Interest expense	4,023	5,557
Income tax expense	3,110	(180)
Depreciation expense	421	310
Amortization expense	175	-
EBITDA	$15,103	$12,480
Components of Adjusted EBITDA
LIFO adjustment (a)	(641)	(78)
Pension/postretirement expense (b)	84	117
Stock options, restricted stock and incentives expense (c)	226	99
Strategic initiatives (d)	219	9
New product launch costs (e)	566	1,051
Product line rationalizations (f)	314	-
Adjusted EBITDA	$15,871	$13,678

(a)	Represents expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents the fees incurred for the study of strategic initiatives and acquisition expenses.
(e)	Represents product launch costs of our new product lines.
(f)	Represents costs associated with discontinued products related to product line rationalization

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net income attributable to Turning Point Brands, Inc.	$16,690	$9,826
Add:
Interest expense	13,002	20,895
Loss on extinguishment of debt	6,116	2,824
Income tax expense	3,850	642
Depreciation expense	1,192	896
Amortization expense	526	-
EBITDA	$41,376	$35,083
Components of Adjusted EBITDA
LIFO adjustment (a)	246	494
Pension/postretirement expense (b)	252	353
Stock options, restricted stock and incentives expense (c)	446	145
Foreign exchange hedging (d)	(90)	35
Strategic initiatives (e)	990	471
New product launch costs (f)	1,727	1,769
Product line rationalizations (g)	314	-
IPO related compensation costs (h)	-	605
Adjusted EBITDA	$45,261	$38,955

(a)	Represents expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/Postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents the fees incurred for the study of strategic initiatives and acquisition expenses.
(f)	Represents product launch costs of our new product lines.
(g)	Represents costs associated with discontinued products related to product line rationalization
(h)	Represents non-recurring compensation expenses incurred with the May 2016 IPO.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, capital expenditures, and acquisitions. We believe our cash flows from operations and borrowing availability under our 2017 Revolving Credit Facility (as defined herein) are adequate to satisfy our operating cash requirements for the foreseeable future.

We had working capital, which we define as current assets less current liabilities, of $36.5 million at September 30, 2017, compared to working capital of $37.3 million at December 31, 2016. This decrease is primarily the result of an increase in short-term debt maturities as a result of our February 2017 debt refinancing.

	September 30, 2017	December 31, 2016
Current Assets	$81,413	$78,856
Current Liabilities	44,892	41,567

Working Capital	$36,521	$37,289

Cash Flows from Operating Activities

The following table sets out the principal components of our cash flows from operating activities:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Consolidated net income	$16,134	$9,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	6,116	2,824
Loss on sale of property, plant and equipment	17	-
Depreciation expense	1,192	896
Amortization of deferred financing costs	768	1,070
Amortization of original issue discount	66	591
Amortization of other intangible assets	527	-
Interest incurred but not paid on PIK Toggle Notes	-	3,422
Interest incurred but not paid on 7% Senior Notes	-	329
Interest paid on PIK Toggle Notes	-	(9,893)
Deferred income taxes	1,847	47
Stock-based compensation expense	498	145
Changes in operating assets and liabilities:
Accounts receivable	(779)	546
Inventories	(970)	(7,405)
Other current assets	2,383	1,562
Other assets	(105)	(45)
Accounts payable	(2,292)	(531)
Accrued pension liabilities	144	196
Accrued postretirement liabilities	(18)	(89)
Accrued liabilities and other	(5,137)	(3,967)
Net cash provided by (used in) operating activities	20,391	(476)

For the nine months ended September 30, 2017, net cash provided by operating activities was $20.4 million compared to net cash used in operating activities of $0.5 million for the nine months ended September 30, 2016, an increase of $20.9 million primarily due to interest paid on PIK Toggle Notes in 2016 as a result of our IPO and improved income in 2017.

Cash Flows from Investing Activities

The following table sets out the principal components of our cash flows from investing activities:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from investing activities:
Acquisitions, net of cash acquired	268	-
Capital expenditures	(1,052)	(1,245)
Net cash used in investing activities	(784)	(1,245)

For the nine months ended September 30, 2017, net cash used in investing activities was $0.8 million compared to net cash used in investing activities of $1.2 million for the nine months ended September 30, 2016, a decrease of $0.4 million.

Cash Flows from Financing Activities

The following table sets out the principal components of our cash flows from financing activities:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	15,550	-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loan	55,000	-
Payments of 2017 first lien term loans	(2,925)	-
Payments of financing costs	(4,783)	(200)
Payments of old revolving credit facility	(15,083)	(18)
Payments of first lien term loan	(147,362)	(3,976)
Payments of second lien term loan	(60,000)	(20,000)
Payments of Vapor Shark loans	(1,867)	-
Prepaid equity issuance costs	(394)	-
Payment of PIK toggle notes	-	(24,107)
Redemption of Intrepid options	-	(661)
Redemption of Intrepid warrants	-	(5,500)
Exercise of warrants	-	4
Exercise of options	1,371	8
Redeption of options	(1,740)	-
Surrender of options	(1,000)	-
Proceeds from issuance of stock	-	55,746
Distribution to non-controlling interest	(4)	-
Net cash provided by (used in) financing activities	(18,237)	1,296

For the nine months ended September 30, 2017, net cash used in financing activities was $18.2 million compared with net cash provided by financing activities of $1.3 million for the nine months ended September 30, 2016, a decrease of $19.5 million, primarily due to proceeds from the IPO in 2016 and payments relating to our debt refinancing in 2017.

Long-Term Debt

On February 17, 2017, the Company and NATC, entered into a new $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay, in full, the Company’s First Lien Term Loan, Second Lien Term Loan, and Revolving Credit Facility and to pay related fees and expenses.

The 2017 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2017 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

As of September 30, 2017, we were in compliance with the financial and restrictive covenants in our existing debt instruments. The following table provides outstanding balances under our debt instruments.

	September 30, 2017	December 31, 2016
2017 Revolving Credit Facility	$15,550	$-
2017 First Lien First Out Term Loan	107,250	-
2017 First Lien Second Out Term Loan	34,825	-
2017 Second Lien Term Loan	55,000	-
Notes payable - VaporBeast	2,000	2,000
Revolving Credit Facility	-	15,034
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
	214,625	222,613
Less deferred financing charges	(3,772)	(4,388)
Less revolving credit facility	(15,550)	(15,034)
Less current maturities of long-term debt	(7,850)	(1,650)
Notes payable and long-term debt	$187,453	$201,541

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”) which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature allowing the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Term Loan requires quarterly payments of $1.4 million beginning June 30, 2017, increasing to $2.1 million on June 30, 2019, and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has required, quarterly payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at September 30, 2017, on the 2017 Revolving Credit Facility was 4.3%. The weighted average interest rate at June 30, 2017, on the 2017 First Out Term Loan was 4.3%.  The weighted average interest rate at September 30, 2017, on the 2017 Second Out Term Loan was 7.3%.

2017 Second Lien Credit Facility

The 2017 Second Lien Credit Facility consists of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bears interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

Note Payable – VaporBeast

On November 30, 2016, the Company issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note.”) The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018.

The VaporBeast Note may be prepaid at any time without penalty and is subject to a late-payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

First Lien Term Loan

All of NATC’s subsidiaries, as well as the Company and NATC Holding, were guarantors under the First Lien Term Loan.  TPLLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first-priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC, or any guarantor, other than certain excluded assets.  The loans designated as LIBOR loans bore interest at LIBOR then in effect (but not less than 1.25%) plus 6.50%.  The loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00%, and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with proceeds from the February 2017 refinancing.

Second Lien Term Loan

The Second Lien Term Loan was secured by a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR loans bore interest at LIBOR then in effect (but not less than 1.25%) plus 10.25%.  The loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00%, and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Credit Agreement was paid in full with proceeds from the February 2017 refinancing.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base which was calculated as the sum of (i) 85% of eligible accounts receivable; plus (ii) the lesser of (A) the product of 70% and the value of  eligible inventory and (B) the product of (a) 85%, (b) the net recovery percentage identified in the most recent inventory appraisal, and (c) the value of eligible inventory; plus (iii) the lesser of (A) the product of 75% and the value of eligible inventory and (B) the product of (a) 85%, (b) the net recovery percentage identified in the most recent inventory appraisal, and (c) the value of the eligible finished goods inventory; minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with the proceeds from the February 2017 refinancing.

Off-balance Sheet Arrangements

As of September 30, 2017, we had no forward contracts outstanding.

As of December 31, 2016, we had forward contracts for the purchase of €4.9 million.

The effect of a hypothetical 10% change in Euro and US exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Contractual Obligations

As of September 30, 2017, there had been no material changes outside the ordinary course of business to our contractual obligations with the exception of our long-term debt obligations due to the refinancing (see Long-Term Debt), from December 31, 2016, as reported in our 2016 Annual Report on Form 10-K filed with the SEC.

The following tables reflect the long-term debt obligations as of September 30, 2017, and December 31, 2016.

	Payments due by period as of September 30, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$283,592	$47,081	$41,025	$195,486	$-

	Payments due by period as of December 31, 2016
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$288,837	$39,380	$44,477	$204,980	$-

Inflation

The Company believes any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to, or greater than, the rate of inflation and believe we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable, variable cost structure for our products due, in part, to our successful procurement activities regarding our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to market risk during the three months ended September 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk during the three months ended September 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally relating to interest rate changes applicable to loans under our 2017 First Lien Credit Facility. As of September 30, 2017, all debt under the 2017 First Lien Credit Facility bears interest at variable rates. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $1.7 million per year.

Item 4.	Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2017. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims and actions which arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on our financial position, results of operations, or cash flows of the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in “Risk Factors” contained in our 2016 Annual Report on Form 10-K.  There have been no material changes to the Risk Factors set forth in the 2016 Annual Report on Form 10-K except as set forth below.

There is uncertainty related to the federal regulation of NewGen products, cigars and pipe tobacco products.  Increased regulatory compliance burdens could have a material adverse impact on our NewGen business development efforts.

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

Marketing authorizations will be necessary in order for us to continue our distribution of NewGen and cigar and pipe tobacco products, with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized.  On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products.  The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications.  Accordingly, the original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products).  The FDA did not relax any of the requirements for Premarket Tobacco Applications, which could result in the cost of the premarket process exceeding the level of sales and profit that many products would justify.   We intend to evaluate our products and timely file for the appropriate authorizations to allow us to sell our products in the U.S. We have no assurances that the outcome of such processes will result in our products receiving marketing authorizations from the FDA. We also have certain previously-regulated tobacco products which remain subject to “provisional” substantial equivalence filings made on March 22, 2011. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product (which have yet to be issued by FDA). Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in our NewGen and cigar and pipe tobacco product markets.  Substantial compliance and related costs could also have a material adverse impact on the timing and realization of anticipated benefits from recent acquisitions and potential future NewGen market penetration.

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

Standard General L.P., and funds managed by it (together with the funds it manages, “Standard General”), beneficially owns approximately 52.9% of our common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions they may deem to be in the best interests of our company. Our significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

On June 1, 2017, Standard General and our Non-Executive Chairman Thomas Helms, in the aggregate, contributed approximately 52.2% of our issued and outstanding stock in exchange for newly issued shares of Class A Common Stock of Standard Diversified Opportunities, Inc. (‘SDOI”). Following the exchange, SDOI owns approximately 52.2% of our stock. Standard General own approximately 94.0% of SDOI’s issued and outstanding Class A Common Stock and 88.7% of SDOI’s issued and outstanding Class B Common Stock

Our certificate of incorporation states the doctrine of “corporate opportunity” will not apply against Standard General or SDOI in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, Standard General or SDOI may have differing interests than our other stockholders. In addition, Standard General and SDOI are permitted to engage in business activities or invest in, or acquire, businesses which may compete with or do business with any competitors of ours.

Furthermore, Standard General is in the business of managing investment funds. Either Standard General or SDOI may pursue acquisition opportunities which may be complementary to our business, and, as a result, such acquisition opportunities may not be available to us.

Our status as a "controlled company" could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a "controlled company" under the corporate governance rules for NYSE-listed companies we are not required to have, and could elect in the future not to have, a majority of our board of directors be independent, a compensation committee, or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

TURNING POINT BRANDS, INC.
By: /s/ Lawrence S. Wexler
Name: Lawrence S. Wexler
Title: President and Chief Executive Officer

By: /s/ Mark A. Stegeman
Name: Mark A. Stegeman
Title: Chief Financial and Accounting Officer

Dated: November 9, 2017

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

101
XBRL(eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

* Filed herewith