Form 10-Q
period 2018-03-31
Turning Point Brands, Inc.
filed 2018-05-09
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

At May 3, 2018, there were 19,237,905 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as "anticipate," "believe," "expect," "intend," "plan," and "will" or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this quarterly report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.  Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state, and local municipal tobacco-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing our NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarette, vaporizer, and e-liquid use;
•	requirement to maintain compliance with Master Settlement Agreement escrow account requirements;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;

•
our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals which may adversely affect the market price of our common stock;

•
our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of our common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend, and distribution rights;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) March 31, 2018	December 31, 2017
Current assets:
Cash	$3,792	$2,607
Accounts receivable, net of allowances of $46 in 2018 and $17 in 2017	2,283	3,248
Inventories	58,059	63,296
Other current assets	12,387	10,342
Total current assets	76,521	79,493
Property, plant, and equipment, net	8,662	8,859
Deferred income taxes	-	450
Deferred financing costs, net	1,025	630
Goodwill	134,620	134,620
Other intangible assets, net	26,260	26,436
Master Settlement Agreement (MSA) escrow deposits	30,316	30,826
Other assets	1,021	963
Total assets	$278,425	$282,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,641	$3,686
Accrued liabilities	13,586	18,694
Current portion of long-term debt	10,000	7,850
Revolving credit facility	-	8,000
Total current liabilities	30,227	38,230
Notes payable and long-term debt	188,165	186,190
Deferred income taxes	35	-
Postretirement benefits	3,968	3,962
Other long-term liabilities	1,138	571
Total liabilities	223,533	228,953

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares - 19,222,617 at March 31, 2018, and 19,210,633 at December 31, 2017	192	192
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000;	-	-
issued and outstanding shares -0-
Additional paid-in capital	103,833	103,640
Accumulated other comprehensive loss	(3,829)	(2,973)
Accumulated deficit	(45,304)	(47,535)
Total stockholders' equity	54,892	53,324
Total liabilities and stockholders' equity	$278,425	$282,277

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$73,942	$66,788
Cost of sales	42,133	39,116
Gross profit	31,809	27,672
Selling, general, and administrative expenses	22,068	16,823
Operating income	9,741	10,849
Interest expense	3,654	4,933
Gain on investment	(95)	(114)
Loss on extinguishment of debt	2,384	6,116
Net periodic benefit expense (income), excluding service cost	(43)	92
Income (loss) before income taxes	3,841	(178)
Income tax expense (benefit)	809	(2,055)
Consolidated net income	$3,032	$1,877

Basic income per common share:
Consolidated net income	$0.16	$0.10
Diluted income per common share:
Consolidated net income	$0.15	$0.10
Weighted average common shares outstanding:
Basic	19,221,892	18,734,393
Diluted	19,762,194	19,633,353

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Consolidated net income	$3,032	$1,877

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement losses, net of tax of $10 in 2018 and $0 in 2017	30	120
Unrealized gain (loss) on investments, net of tax of $135 in 2018 and $43 in 2017	(384)	71
Unrealized loss on interest rate swaps, net of tax of $185 in 2018	(526)	-
	(880)	191
Comprehensive income	$2,152	$2,068

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$3,032	$1,877
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	2,384	6,116
Depreciation expense	560	354
Amortization of other intangible assets	176	175
Amortization of deferred financing costs	238	294
Amortization of original issue discount	-	66
Deferred income taxes	793	(2,564)
Stock compensation expense	197	45
Changes in operating assets and liabilities:
Accounts receivable	965	(1,801)
Inventories	5,237	1,299
Other current assets	(2,051)	(1,420)
Other assets	(23)	26
Accounts payable	2,955	(1,597)
Accrued liabilities and other	(6,029)	(5,242)
Accrued postretirement liabilities	(14)	32
Net cash provided by (used in) operating activities	$8,420	$(2,340)

Cash flows from investing activities:
Capital expenditures	$(363)	$(368)
Restricted cash, MSA escrow deposits	(530)	1,192
Net cash provided by (used in) investing activities	$(893)	$824

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	$160,000	$-
Proceeds from 2018 second lien term loan	40,000	-
Payments of 2017 first lien term loans	(140,613)	-
Payments of 2017 second lien term loan	(55,000)	-
Proceeds from (payments of) 2017 revolving credit facility	(8,000)	29,550
Proceeds from 2017 first lien term loans	-	145,000
Proceeds from 2017 second lien term loan	-	55,000
Payments of first lien term loan	-	(147,312)
Payments of second lien term loan	-	(60,000)
Payments of revolving credit facility	-	(15,034)
Payments of financing costs	(3,279)	(4,792)
Exercise of options	20	679
Surrender of options	-	(1,000)
Net cash provided by (used in) financing activities	$(6,872)	$2,091

Net increase in cash:	$655	$575

Cash, beginning of period:
Unrestricted	2,607	2,865
Restricted	4,709	3,889
Total cash at beginning of period	7,316	6,754

Cash, end of period:
Unrestricted	3,792	2,248
Restricted	4,179	5,081
Total cash at end of period	$7,971	$7,329

Supplemental schedule of noncash financing activities:
Accrued expenses incurred for financing costs	$154	$226

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

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

Basis of Presentation

The accompanying interim, condensed, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited consolidated financial statements as of, and for the year ended, December 31, 2017, and are unaudited. In the opinion of management, the unaudited, interim, condensed, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, condensed, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of, and for the year ended, December 31, 2017. The accompanying interim, condensed, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows in any of the periods presented.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. The Company recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Company management views business performance through segments that closely resemble the performance of major product lines.  Thus, the primary, and most useful, disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 15 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 15 as well.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $3.2 million and $2.2 million for the three months ending March 31, 2018 and 2017, respectively.

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
•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Derivative Instruments

Foreign Currency Forward Contracts: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Interest Rate Swap Agreements: The Company enters into interest rate swap contracts to manage interest rate risk and reduce the volatility of future cash flows. The Company accounts for its interest rate swap contracts under the provisions of ASC 815, Derivatives and Hedging. Swap contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these swap contracts are transferred from other comprehensive income into net income upon settlement of the derivative position or at maturity of the interest rate swap contract. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

The tobacco industry has experienced, and is experiencing, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Typically, such claims assert that use of smokeless products is addictive and causes oral cancer. Additionally, several lawsuits have been brought against manufacturers and distributors of NewGen products due to malfunctioning devices. There can be no assurance the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.3 million. At December 31, 2017, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.8 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, pending a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow deposits in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account:

	As of March 31, 2018			As of December 31, 2017
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,072	$-	$3,072	$3,602	$-	$3,602
U.S. Governmental agency obligations(unrealized loss position < 12 months)	27,739	(1,706)	26,033	722	(17)	705
U.S. Governmental agency obligations (unrealized loss position > 12 months)	1,247	(36)	1,211	27,733	(1,214)	26,519
	$32,058	$(1,742)	$30,316	$32,057	$(1,231)	$30,826

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

	As of
	March 31, 2018	December 31, 2017
Less than five years	$7,114	$7,114
Six to ten years	18,913	17,662
Greater than ten years	2,959	3,679
Total U.S. Governmental agency obligations	$28,986	$28,455

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	March 31, 2018	December 31, 2017

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	81	81
2017	71	70

Total	$32,058	$32,057

Food and Drug Administration (“FDA”): On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, electronic cigarettes (“e-cigarettes”), vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

Recent Accounting Pronouncements Adopted

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, in the first quarter of 2018 using the modified retrospective method. This ASU requires the recognition of revenue to depict the transfer of goods to customers at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the following five-step analysis:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The adoption of this ASU had no effect on the timing or amount of revenue recognition, or on net income.

The Company adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018 on a prospective basis. This ASU allows entities to make a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cuts and Jobs Act (“TCJA”). The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from accumulated other comprehensive income to retained earnings of less than $0.1 million.

The Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in the first quarter of 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of less than $0.1 million from cost of sales and selling, general, and administrative expenses to net periodic benefit expense (income), excluding service cost, for both periods presented.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018 using the full retrospective method. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result of this ASU the Company’s statements of cash flows include changes in restricted cash, such as changes in the portion of the MSA escrow deposits held in cash.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset (the lease asset) for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

Note 3. Acquisitions

Vapor Shark

In March 2017, the Company entered into a strategic partnership with Vapor Shark in which the Company committed to make a deposit up to $2.5 million to Vapor Shark in exchange for a warrant to purchase 100% of the equity interest in Vapor Shark on or before April 15, 2018.  In the event the Company exercised the warrant, the Company granted Vapor Shark’s sole shareholder the option to purchase from Vapor Shark the retail stores it owns, effective as of January 1, 2018.  In April 2017, the Company entered into a management agreement with Vapor Shark whereby the Company obtained control of the operations. The Company exercised its warrant on June 30, 2017, and obtained 100% ownership of Vapor Shark as of that date for a nominal purchase price. In January 2018, the Company finalized an agreement to pay Vapor Shark’s former sole shareholder total consideration of $1.5 million in exchange for his option to purchase the company-owned stores. The Company paid Vapor Shark’s former sole shareholder $1.0 million in February 2018 with the remaining $0.5 million to be paid in 24 monthly installments.

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company executed various forward contracts during the three months ended March 31, 2018, none of which met hedge accounting requirements, for the purchase of €6.0 million. The Company executed no forward contracts during the three months ended March 31, 2017.  At March 31, 2018, and December 31, 2017, the Company had forward contracts for the purchase of €3.8 million and €0 million, respectively.

Interest Rate Swap

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at March 31, 2018, resulted in a liability of $0.7 million included in other long-term liabilities.

Note 5. Fair Value of Financial Instruments

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

2018 Revolving Credit Facility

The fair value of the 2018 Revolving Credit Facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt

As all of the Company’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of March 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $160.0 million and $40.0 million, respectively. As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively. See Note 9 of Notes to Consolidated Financial Statements for information regarding our current and past credit facilities.

Foreign Exchange

The Company had forward contracts for the purchase of €3.8 million at March 31, 2018. The Company had no forward contracts outstanding as of December 31, 2017. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in an insignificant loss for the three months ended March 31, 2018.

Interest Rate Swap

The Company had swap contracts for a total notional amount of $70 million at March 31, 2018. The Company had no swap agreements outstanding at December 31, 2017. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.7 million as of March 31, 2018.

Note 6. Inventories

The components of inventories are as follows:

	March 31, 2018	December 31, 2017
Raw materials and work in process	$2,403	$2,545
Leaf tobacco	29,300	30,308
Finished goods - smokeless products	6,503	5,834
Finished goods - smoking products	11,510	14,110
Finished goods - electronic/vaporizer products	12,910	14,532
Other	699	1,290
	63,325	68,619
LIFO reserve	(5,266)	(5,323)
	$58,059	$63,296

The inventory valuation allowance was $0.6 million and $0.5 million as of March 31, 2018, and December 31, 2017, respectively.

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Land	$22	$22
Buildings and improvements	2,072	2,072
Leasehold improvements	1,873	1,873
Machinery and equipment	12,960	12,635
Furniture and fixtures	3,857	3,821
	20,784	20,423
Accumulated depreciation	(12,122)	(11,564)
	$8,662	$8,859

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accrued payroll and related items	$2,277	$5,683
Customer returns and allowances	2,175	2,707
Other	9,134	10,304
	$13,586	$18,694

Note 9. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following in order of preference:

	March 31, 2018	December 31, 2017
2018 First Lien Term Loan	$160,000	$-
2018 Second Lien Term Loan	40,000	-
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - VaporBeast	2,000	2,000
Total notes payable and long-term debt	202,000	197,613
Less deferred finance charges	(3,835)	(3,573)
Less current maturities	(10,000)	(7,850)
	$188,165	$186,190

2018 Credit Facility

On March 7, 2018, the Company entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility retained the $40 million accordion feature of the 2017 Credit Facility. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. The Company incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing.

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 16 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Term Loan has a maturity date of March 7, 2023. The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.13% at March 31, 2018. The Company had no borrowings outstanding under the 2018 Revolving Credit Facility at March 31, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 8.70% at March 31, 2018.

2017 Credit Facility

On February 17, 2017, the Company and NATC, entered into a $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay, in full, the Company’s First Lien Term Loan, Second Lien Term Loan, and Revolving Credit Facility and to pay related fees and expenses. As a result of this transaction, the Company incurred a loss on extinguishment of debt of $6.1 million during the first quarter of 2017.

The 2017 Credit Facility contained customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2017 Credit Facility also contained certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restricted the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

2017 First Lien Credit Facility:  The 2017 First Lien Credit Facility consisted of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”). The 2017 First Lien Credit Facility also included an accordion feature allowing the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility could be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility had a maturity date of February 17, 2022, and the 2017 Second Out Term Loan had a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bore interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Term Loan had quarterly required payments of $1.4 million beginning June 30, 2017, increasing to $2.1 million on June 30, 2019, and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bore interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan had quarterly required payments of $0.1 million beginning June 30, 2017.  The 2017 First Lien Credit Facility contained certain financial covenants including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at December 31, 2017, on the 2017 Revolving Credit Facility was 5.05%. The weighted average interest rate at December 31, 2017, on the 2017 First Out Term Loan was 4.61%.  The weighted average interest rate at December 31, 2017, on the 2017 Second Out Term Loan was 7.61%.

2017 Second Lien Credit Facility:  The 2017 Second Lien Credit Facility consisted of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bore interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

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

Note 10. Income Taxes

In December 2017, the U.S. Congress passed the TCJA which reduced the corporate income tax rate to 21%, effective January 1, 2018. Other significant changes accompanying the corporate income tax rate reduction include eliminating the corporate alternative minimum tax, limiting the interest expense deduction to 30% of adjusted taxable income, and limiting net operating losses to 80% of taxable income for losses arising in tax years beginning after 2017. As a result of the TCJA, the Company was required to remeasure its deferred tax assets and liabilities at the newly enacted rate, resulting in $0.2 million of income tax expense for the three months ended December 31, 2017.

The Company’s effective income tax rate for the three months ended March 31, 2018, was 21%. The Company’s income tax benefit for the three months ended March 31, 2017 does not bear the normal relationship to loss before income taxes because of tax benefits of $2.0 million relating to stock options exercised during the quarter.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that the Company did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2014.

Note 11. Pension and Postretirement Benefit Plans

The Company has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen.  The Company’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. The Company expects to make no contributions to the pension plan in 2018.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$26	$26	$-	$-
Interest cost	142	170	29	58
Expected return on plan assets	(254)	(256)	-	-
Amortization of (gains) losses	60	120	(20)	-
Net periodic benefit cost (income)	$(26)	$60	$9	$58

Note 12. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2018, there were 20,727 shares of restricted stock, 184,000 performance-based restricted stock units, and 301,792 options outstanding under the 2015 Plan. There are 893,481 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	1,637,762	$2.41	$1.23

Granted	133,819	14.69	4.41
Exercised	(923,708)	1.55	0.83
Forfeited	(801)	15.37	4.59
Surrendered	(83,400)	1.06	0.54
Outstanding, December 31, 2017	763,672	5.73	2.36

Granted	124,100	21.27	6.39
Exercised	(12,501)	1.61	0.87
Forfeited	(9,323)	10.96	2.99
Outstanding, March 31, 2018	865,948	$7.96	$2.95

Under the 2006 Plan, the total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017, was $0.3 million, and $4.7 million, respectively.  The total intrinsic value of options surrendered during the three months ended March 31, 2017, was $1.0 million.

At March 31, 2018, under the 2006 Plan, the outstanding stock options’ exercise price for 92,535 options is $1.06 per share, all of which are exercisable. The outstanding stock options’ exercise price for 471,621 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 0.60 years for the options with the $1.06 exercise price and 5.06 years for the options with the $3.83 exercise price. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $1.06, a risk-free interest rate of 4.37%, volatility of 30%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2018, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	August 10, 2016, Grant	February 10, 2017, Grant	May 17, 2017, Grant	March 7, 2018, Grant	March 13, 2018, Grant
Number of options granted	53,996	40,000	93,819	98,100	26,000
Options outstanding at March 31, 2018	47,247	40,000	90,445	98,100	26,000
Number exercisable at March 31, 2018	47,247	13,600	31,898	-	8,840
Exercise price	$9.26	$13.00	$15.41	$21.21	$21.49
Remaining lives	0.18	8.87	9.13	9.94	9.96
Risk free interest rate	1.16%	1.89%	1.76%	2.65%	2.62%
Expected volatility	25.40%	27.44%	26.92%	28.76%	28.76%
Expected life	5.375	6.000	6.000	6.000	5.495
Dividend yield	-	-	-	0.83%	0.82%
Fair value at grant date	$2.37	$3.98	$4.60	$6.37	$6.18

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.1 million for the three months ended March 31, 2018 and 2017. Total unrecognized compensation expense related to options at March 31, 2018, is $0.9 million, which will be expensed over 2.49 years.

Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied). On March 31, 2017, the Company’s Board of Directors granted 94,000 PRSUs to employees of the Company. On March 7, 2018, the Company’s Board of Directors granted an additional 96,000 PRSUs to employees of the Company. The fair values of the PRSUs granted on March 31, 2017, and March 7, 2018, are $15.60 and $21.21, respectively, the Company’s stock price on the date of grant. As of March 31, 2018, there are 184,000 PRSUs outstanding, all of which are unvested. The Company recorded compensation expense related to the PRSUs of approximately $0.1 million in the consolidated statements of income for the three months ended March 31, 2018, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2018, is $3.1 million which will be expensed over the service periods based on the probability of achieving the performance condition.

Note 13. Contingencies

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

Note 14. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$3,032			$1,877

Basic EPS:
Weighted average		19,221,892	$0.16		18,734,393	$0.10

Diluted EPS:
Effect of dilutive securities:
Stock options and warrants		540,302			898,960
		19,762,194	$0.15		19,633,353	$0.10

Note 15. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: Smokeless products, Smoking products, and NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) imports and markets cigarette papers, tubes, and related products; (ii) imports and markets finished cigars, MYO cigar tobaccos, and cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets e-cigarettes, e-liquids, vaporizers, and other related products; (ii) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast and Vapor Shark, and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark branded retail outlets. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective gross sales. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2018	2017

Net sales
Smokeless products	$20,747	$20,248
Smoking products	26,996	27,177
NewGen products	26,199	19,363
	$73,942	$66,788

Operating income (loss)
Smokeless products	$4,486	$3,611
Smoking products	6,894	8,048
NewGen products	(1,496)	(664)
Other (1)	(143)	(146)
	$9,741	$10,849

Interest expense	(3,654)	(4,933)
Investment income	95	114
Loss on extinguishment of debt	(2,384)	(6,116)
Net periodic benefit income (expense), excluding service cost	43	(92)

Income before income taxes	$3,841	$(178)

Capital expenditures
Smokeless products	$349	$366
NewGen products	14	2
	$363	$368

Depreciation and amortization
Smokeless products	$339	$352
NewGen products	396	177
	$735	$529

(1) '"Other" includes the costs and assets that are not assigned to the three reportable segments, such as intercompany transfers, deferred taxes, and investments in subsidiaries. All goodwill has been allocated to the reportable segments.

	March 31, 2018	December 31, 2017
Assets
Smokeless products	$97,279	$94,559
Smoking products	139,872	141,869
NewGen products	43,922	44,914
Other (1)	(2,648)	935
	$278,425	$282,277

(1) '"Other" includes the costs and assets that are not assigned to the three reportable segments, such as intercompany transfers, deferred taxes, and investments in subsidiaries. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are 100% comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	Three Months Ended March 31,
	2018	2017

Wholesalers	$2,330	$2,474
Retail outlets	20,884	15,777
End-customers	2,935	1,112
Other	50	-
	$26,199	$19,363

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended March 31,
	2018	2017
Domestic	$70,858	$64,371
Foreign	3,084	2,417
Total	$73,942	$66,788

Note 16. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.04 per common share was paid on April 13, 2018, to shareholders of record at the close of business on March 26, 2018.

Dividends are classified as restricted payments within the 2018 Credit Facility. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants. Additional restrictions limit the aggregate amount of restricted, quarterly dividends during a fiscal year to the aggregate amount of mandatory and voluntary principal payments made on the priority term loans during the fiscal year.

Note 17. Subsequent Event

On April 30, 2018, the Company acquired the related assets of Vapor Supply, Vapor Supply.com, and some of its affiliates for total consideration of $4.8 million paid in cash.  The Company is in the process of assigning fair value to the assets acquired which primarily consist of inventory, fixed assets, and intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our historical condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors.”

The following discussion relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc., and its consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc., without any of its subsidiaries. We were incorporated in 2004 under the name North Atlantic Holding Company, Inc. On November 4, 2015, we changed our name to Turning Point Brands, Inc. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

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

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products, and tobacco vaporizer products; but, we do not sell cigarettes. We estimate the OTP industry generated approximately $11 billion in manufacturer revenue in 2017. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low- to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 22 years of experience in the tobacco industry, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Products

We operate in three segments: (i) Smokeless products, (ii) Smoking products and (iii) NewGen products. In our Smokeless products segment we manufacture and market moist snuff and contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we (i) market and distribute cigarette papers and related products; (ii) market and distribute MYO cigar wraps, and cigars; and (iii) package, market, and distribute traditional pipe tobaccos. In our NewGen products segment, we (i) market and distribute liquid vapor products, tobacco vaporizer products, and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of vaping related products to non-traditional retail via VaporBeast and Vapor Shark; and (iii) distribute a wide assortment of vaping related products to individual consumers via Vapor Shark branded retail outlets. Refer to the ‘Recent Developments’ section below for details regarding the VaporBeast and Vapor Shark acquisitions. Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® in the NewGen segment.

Operations

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

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. Approximately 86% of our production, as measured by gross sales, is outsourced to suppliers. The remaining 14% represents our moist snuff tobacco operations located in Dresden, TN, the packaging of our pipe tobacco in Louisville, KY, and our Vapor Shark e-liquids operations located in Miami, FL. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense among other expenses.

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

Recent Developments

On April 30, 2018, we acquired the related assets of Vapor Supply, Vapor Supply.com, and some of its affiliates for total consideration of $4.8 million paid in cash. We are in the process of assigning fair value to the assets acquired which primarily consist of inventory, fixed assets, and intangible assets.

Credit Facility Refinancing

On March 7, 2018, we entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility retained the $40 million accordion feature of the 2017 Credit Facility. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. We incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing. Refer to the ‘Long-Term Debt’ section for a more complete description of our credit facilities.

Other Developments

On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.04 per common share was paid on April 13, 2018, to shareholders of record at the close of business on March 26, 2018.

On July 28, 2017, the U.S. Food and Drug Administration (“FDA”) announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen Segment. Refer to Note 2 of Notes to Consolidated Financial Statements for further details regarding this new direction and other applicable FDA announcements.

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

In March 2017, we entered into a strategic partnership with The Hand Media, d/b/a Vapor Shark (“Vapor Shark”), a leading distributor and manufacturer of premium vaping e-liquids with nationwide distribution through independent retail vape shops as well as Vapor Shark branded retail locations.  Refer to Note 3 of Notes to Consolidated Financial Statements for additional details regarding the Vapor Shark acquisition.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K with the exception of the items listed below.

Revenue Recognition

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. We recognize revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer at an amount that we expect to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Our management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of our contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 15 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 15 as well.

Interest Rate Swaps

We enter into interest rate swap contracts to manage interest rate risk and reduce the volatility of future cash flows. We account for interest rate swap contracts under the provisions of ASC 815, Derivatives and Hedging. Swap contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these swap contracts are transferred from other comprehensive income into net income upon settlement of the derivative position or at maturity of the interest rate swap contract. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Recent Accounting Pronouncements Adopted

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, in the first quarter of 2018 using the modified retrospective method. This ASU requires the recognition of revenue to depict the transfer of goods to customers at an amount that we expect to be entitled to in exchange for those goods in accordance with the following five-step analysis:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The adoption of this ASU had no effect on the timing or amount of revenue recognition, or on net income.

We adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018 on a prospective basis. This ASU allows entities to make a one-time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cuts and Jobs Act (“TCJA”). The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from accumulated other comprehensive income to retained earnings of less than $0.1 million.

We adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in the first quarter of 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of less than $0.1 million from cost of sales and selling, general, and administrative expenses to net periodic benefit expense (income), excluding service cost, for both periods presented.

We adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018 using the full retrospective method. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result of this ASU our statements of cash flows include changes in restricted cash, such as changes in the portion of the MSA escrow deposits held in cash.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset (the lease asset) for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

Results of Operations

Summary

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2018	2017	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$20,747	$20,248	2.5%
Smoking products	26,996	27,177	-0.7%
NewGen products	26,199	19,363	35.3%
Total net sales	73,942	66,788	10.7%
Cost of sales	42,133	39,116	7.7%
Gross profit
Smokeless products	10,993	9,260	18.7%
Smoking products	13,164	13,700	-3.9%
NewGen products	7,652	4,712	62.4%
Total gross profit	31,809	27,672	15.0%

Selling, general, and administrative expenses	22,068	16,823	31.2%
Operating income	9,741	10,849	-10.2%
Interest expense	3,654	4,933	-25.9%
Investment income	(95)	(114)	-16.7%
Loss on extinguishment of debt	2,384	6,116	-61.0%
Net periodic benefit expense (income), excluding service cost	(43)	92	-146.7%
Income (loss) before income taxes	3,841	(178)	-2257.9%
Income tax expense (benefit)	809	(2,055)	-139.4%
Consolidated net income	$3,032	$1,877	61.5%

Comparison of the Three Months Ended March 31, 2018, to the Three Months Ended March 31, 2017

Net Sales:  For the three months ended March 31, 2018, consolidated net sales increased to $73.9 million from $66.8 million for the three months ended March 31, 2017, an increase of $7.2 million or 10.7%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes the acquisition of Vapor Shark in the second quarter of 2017.

For the three months ended March 31, 2018, net sales in the Smokeless products segment increased to $20.7 million from $20.2 million for the three months ended March 31, 2017, an increase of $0.5 million or 2.5%.  For the three months ended March 31, 2018, volume increased 0.4% and price/mix increased 2.1%. Net sales growth was primarily driven by the continuing growth of Stoker’s® MST.

For the three months ended March 31, 2018, net sales in the Smoking products segment decreased to $27.0 million from $27.2 million for the three months ended March 31, 2017, a decrease of $0.2 million or 0.7%. For the three months ended March 31, 2018, Smoking products volumes decreased 0.3% while price/mix decreased 0.4%. The decrease in net sales is due to an increase in cigarette papers sales of $1.0 million offset by a $1.2 million decrease related to our decision to deemphasize the low margin cigar products business and the discontinuation of our MYO tobacco line.

For the three months ended March 31, 2018, net sales in the NewGen products segment increased to $26.2 million from $19.4 million for the three months ended March 31, 2017, an increase of $6.8 million or 35.3%. The increase in net sales was primarily driven by progress against our goal to grow sales in the existing store base and the acquisition of Vapor Shark in the second quarter of 2017.

Gross Profit:  For the three months ended March 31, 2018, consolidated gross profit increased to $31.8 million from $27.7 million for the three months ended March 31, 2017, an increase of $4.1 million or 15.0%, primarily due to increased net sales and a favorable LIFO impact when compared to the prior year period.  Gross margin increased to 43.0% for the three months ended March 31, 2018, from 41.4% for the three months ended March 31, 2017, primarily due to a favorable impact of LIFO when compared to the prior year period.

For the three months ended March 31, 2018, gross profit in the Smokeless products segment increased to $11.0 million from $9.3 million for the three months ended March 31, 2017, an increase of $1.7 million or 18.7%.  Gross profit as a percentage of net sales increased to 53.0% of net sales for the three months ended March 31, 2018, from 45.7% of net sales for the three months ended March 31, 2017. The increase in gross margin is due to a favorable LIFO impact when compared to the prior year period.

For the three months ended March 31, 2018, gross profit in the Smoking products segment decreased to $13.2 million from $13.7 million for the three months ended March 31, 2017, a decrease of $0.5 million or 3.9%.  Gross profit as a percentage of net sales decreased to 48.8% of net sales for the three months ended March 31, 2018, from 50.4% of net sales for the three months ended March 31, 2017, primarily due to an adverse year-over-year Euro exchange rate impact.

For the three months ended March 31, 2018, gross profit in the NewGen products segment increased to $7.7 million from $4.7 million for the three months ended March 31, 2017, an increase of $2.9 million or 62.4%. Gross profit as a percentage of net sales increased to 29.2% of net sales for the three months ended March 31, 2018, from 24.3% of net sales for the three months ended March 31, 2017, primarily as a result of the inclusion of Vapor Shark in 2018, which generally has higher margins.

Selling, General, and Administrative Expenses:  For the three months ended March 31, 2018, selling, general, and administrative expenses increased to $22.1 million from $16.8 million for the three months ended March 31, 2017, an increase of $5.2 million or 31.2%, due primarily to the inclusion of Vapor Shark’s expenses in 2018, higher legal and litigation expenses associated with our anti-counterfeiting initiatives, non-recurring departmental reorganization expenses, and variable costs associated with increased sales at VaporBeast.

Interest Expense:  For the three months ended March 31, 2018, interest expense decreased to $3.7 million from $4.9 million for the three months ended March 31, 2017, as a result of lower interest rates from our February 2017 and March 2018 refinancings of our credit facilities.

Income Tax Expense (Benefit):  Our income tax expense of $0.8 million was 21.1% of income before income taxes for the three months ended March 31, 2018. Our income tax benefit for the three months ended March 31, 2017, is primarily a result of tax benefits from the exercise of stock options during the quarter.

Investment Income:  Investment income relating to investment of the MSA escrow deposits was approximately $0.1 million for the three months ended March 31, 2018 and 2017.

Loss on Extinguishment of Debt:  For the three months ended March 31, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing our credit facility in the first quarter of 2018.  For the three months ended March 31, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing our credit facility in the first quarter of 2017.

Consolidated Net Income:  Due to the factors described above, net income for the three months ended March 31, 2018 and 2017, was $3.0 million and $1.9 million, respectively.

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use non-U.S. GAAP financial measures including EBITDA and Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our Board of Directors. We believe that EBITDA and Adjusted EBITDA are appropriate measures of operating performance because they eliminate the impact of expenses that do not relate to operating performance. In addition, our credit agreements contain financial covenants which use Adjusted EBITDA calculations.

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

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses required to be recorded in our financial statements by U.S. GAAP and is subject to inherent limitations. Other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The tables below provide reconciliations between net income and Adjusted EBITDA.

(in thousands)	Three Months Ended March 31,
	2018	2017
Consolidated net income	$3,032	$1,877
Add:
Interest expense	3,654	4,933
Loss on extinguishment of debt	2,384	6,116
Income tax expense (benefit)	809	(2,055)
Depreciation expense	560	354
Amortization expense	175	175
EBITDA	$10,614	$11,400
Components of Adjusted EBITDA
LIFO adjustment (a)	(57)	1,189
Pension/postretirement expense (b)	(17)	118
Stock options, restricted stock, and incentives expense (c)	197	45
Foreign exchange hedging (d)	46	(69)
Product line rationalizations (e)	1,008	-
Strategic initiatives (f)	599	327
New product launch costs (g)	682	628
Organizational development (h)	636	-
Adjusted EBITDA	$13,708	$13,638

(a)	Represents expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b)	Represents our non-cash Pension/postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents costs associated with discontinued products related to product line rationalization.
(f)	Represents the fees incurred for the study of strategic initiatives and acquisition expenses.
(g)	Represents product launch costs of our new product lines.
(h)	Represents costs associated with departmental restructuring.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our 2018 Revolving Credit Facility (as defined herein) are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less current liabilities, increased $5.0 million to $46.3 million at March 31, 2018, compared with $41.3 million at December 31, 2017. The increase in working capital is due to the paying down the balance of our 2018 Revolving Credit Facility and a reduction in accrued liabilities partially offset by a decrease in inventory, an increase in accounts payable, and an increase in the portion of our debt possessing current maturities due to our 2018 refinancing.

	As of
(in thousands)	March 31, 2018	December 31, 2017

Current assets	$76,521	$79,493
Current liabilities	30,227	38,230
Working capital	$46,294	$41,263

Cash Flows from Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $8.4 million compared to net cash used in operating activities of $2.3 million for the three months ended March 31, 2017, an increase of $10.8 million or 460%, principally due to working capital changes.

Cash Flows from Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $0.9 million compared to net cash provided by investing activities of $0.8 million for the three months ended March 31, 2017, a decrease of $1.7 million or 208%, primarily due to changes in restricted cash relating to our MSA escrow account.

Cash Flows from Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities was $6.9 million compared to net cash provided by in financing activities of $2.1 million for the three months ended March 31, 2017, a decrease of $9.0 million or 429%, primarily due to payments on our 2017 Revolving Credit Facility in the first quarter of 2018.

Long-Term Debt

As of March 31, 2018, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

(in thousands)	March 31,	December 31,
	2018	2017
2018 Revolving Credit Facility	$-	$-
2018 First Lien Term Loan	160,000	-
2018 Second Lien Term Loan	40,000	-
2017 Revolving Credit Facility	-	8,000
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Notes payable - VaporBeast	2,000	2,000
	202,000	205,613
Less deferred financing charges	(3,835)	(3,573)
Less revolving credit facility	-	(8,000)
Less current maturities of long-term debt	(10,000)	(7,850)
Notes payable and long-term debt	$188,165	$186,190

2018 Credit Facility

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict our ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 16 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Term Loan has a maturity date of March 7, 2023. The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.13% at March 31, 2018. We had no borrowings outstanding under the 2018 Revolving Credit Facility at March 31, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 8.70% at March 31, 2018.

2017 Credit Facility

On February 17, 2017, Turning Point Brands, Inc., and NATC entered into a $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). We used the proceeds of the 2017 Credit Facility to repay, in full, our First Lien Term Loan, Second Lien Term Loan, and Revolving Credit Facility and to pay related fees and expenses. As a result of this transaction, we incurred a loss on extinguishment of debt of $6.1 million during the first quarter of 2017.

The 2017 Credit Facility contained customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2017 Credit Facility also contained certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restricted the ability of Turning Point Brands, Inc., and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

2017 First Lien Credit Facility:  The 2017 First Lien Credit Facility consisted of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”). The 2017 First Lien Credit Facility also included an accordion feature allowing us to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility could be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility had a maturity date of February 17, 2022, and the 2017 Second Out Term Loan had a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bore interest at LIBOR plus a spread of 2.5% to 3.5% based on our senior leverage ratio. The 2017 First Out Term Loan had quarterly required payments of $1.4 million beginning June 30, 2017, increasing to $2.1 million on June 30, 2019, and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bore interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan had quarterly required payments of $0.1 million beginning June 30, 2017.  The 2017 First Lien Credit Facility contained certain financial covenants including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at December 31, 2017, on the 2017 Revolving Credit Facility was 5.05%. The weighted average interest rate at December 31, 2017, on the 2017 First Out Term Loan was 4.61%.  The weighted average interest rate at December 31, 2017, on the 2017 Second Out Term Loan was 7.61%.

2017 Second Lien Credit Facility:  The 2017 Second Lien Credit Facility consisted of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bore interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

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

Off-balance Sheet Arrangements

During the first quarter of 2018 we executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €6.0 million with maturity dates ranging from March 2018 to July 2018. During 2017, we executed no forward contracts. At March 31, 2018, and December 31, 2017, we had forward contracts for the purchase of €3.8 million and €0 million, respectively.

Contractual Obligations

As of March 31, 2018, there had been no material changes outside the ordinary course of business to our contractual obligations as of December 31, 2017, as reported in our Annual Report on Form 10-K, with the exception of changes to our long-term debt obligations due to the refinancing discussed in the ‘Long-Term Debt’ section.

The following tables summarize our contractual obligations (in thousands):

	Payments due by period as of March 31, 2018
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$260,575	$19,730	$41,031	$155,694	$44,119

	Payments due by period as of December 31, 2017
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$266,052	$29,803	$42,444	$193,805	$-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases in the three months ended March 31, 2018, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2017 Annual Report on Form 10-K, during the period. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2017 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2017 Annual Report on Form 10-K, during the three months ended March 31, 2018. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2017 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

Our March 2018 refinancing resulted in all of our debt instruments, with the exception of the VaporBeast Note Payable, having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, we entered into interest rate swap agreements with lenders under the 2018 Credit Facility. At March 31, 2018, $70 million of our $188.2 million outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, of cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $0.6 million per year. Refer to Note 4 for additional information regarding the interest rate swap.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2018. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

On March 13, 2018, our former CFO Mark Stegeman resigned, Robert Lavan was named CFO, and Brian Wigginton was appointed CAO. Outside of these actions, there were no changes in our internal controls over financial reporting during the most recent fiscal quarter. Due to the consistency of other personnel surrounding the financial reporting process and the lack of change in control activities surrounding financial reporting process, the change in our principal financial officer has not materially affected, and is not reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

See ‘Risk Factors—We may become subject to significant product liability litigation’ within our 2017 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2017 Annual Report on Form 10-K.  There have been no material changes to the Risk Factors set forth in the 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1
Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.2
Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.3
Omnibus Amendment, Reaffirmation Agreement and Joinder dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.4
Second Lien Omnibus Amendment, Reaffirmation Agreement and Joinder dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.5
First Amendment to Second Lien Intercreditor Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc., and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent (incorporated by reference to Exhibit 10.1 to5the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.6
Employment Agreement between Turning Point Brands, Inc. and Robert M. Lavan, dated March 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2018).

10.7	Release and Severance Agreement dated as of May 2, 2018, between Turning Point Brands, Inc. and Mark A. Stegeman.*

10.8	Amendment to the Non-Qualified Stock Option Award Agreement dated as of May 3, 2018, between Turning Point Brands, Inc. and Mark A. Stegeman.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Lavan.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 9, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURNING POINT BRANDS, INC.

By: /s/ Lawrence S. Wexler
Name: Lawrence S. Wexler
Title: President and Chief Executive Officer

By: /s/ Robert Lavan
Name: Robert Lavan
Title: Chief Financial Officer

By: /s/ Brian Wigginton
Name: Brian Wigginton
Title: Chief Accounting Officer

Dated: May 9, 2018