Form 10-Q
period 2018-06-30
Turning Point Brands, Inc.
filed 2018-08-08
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

At August 2, 2018, there were 19,313,801 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as "anticipate," "believe," "expect," "intend," "plan," and "will" or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.  Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged, or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the Food and Drug Administration (the “FDA”), which has broad regulatory powers;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state, and local municipal tobacco-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing our NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarette, vaporizer, and e-liquid use;
•	requirement to maintain compliance with Master Settlement Agreement escrow account requirements;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) June 30, 2018	December 31, 2017
Current assets:
Cash	$3,433	$2,607
Accounts receivable, net of allowances of $47 in 2018 and $17 in 2017	5,688	3,248
Inventories	76,870	63,296
Other current assets	19,173	10,342
Total current assets	105,164	79,493
Property, plant, and equipment, net	9,243	8,859
Deferred income taxes	-	450
Deferred financing costs, net	974	630
Goodwill	134,620	134,620
Other intangible assets, net	27,224	26,436
Master Settlement Agreement (MSA) escrow deposits	30,229	30,826
Other assets	1,087	963
Total assets	$308,541	$282,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,733	$3,686
Accrued liabilities	14,104	18,694
Current portion of long-term debt	8,000	7,850
Revolving credit facility	16,000	8,000
Total current liabilities	51,837	38,230
Notes payable and long-term debt	186,349	186,190
Deferred income taxes	951	-
Postretirement benefits	3,932	3,962
Other long-term liabilities	379	571
Total liabilities	243,448	228,953

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares - 19,312,720 at June 30, 2018, and 19,210,633 at December 31, 2017	193	192
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	104,892	103,640
Accumulated other comprehensive loss	(3,227)	(2,973)
Accumulated deficit	(36,765)	(47,535)
Total stockholders' equity	65,093	53,324
Total liabilities and stockholders' equity	$308,541	$282,277

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended
	June 30,
	2018	2017
Net sales	$81,101	$72,086
Cost of sales	45,306	40,076
Gross profit	35,795	32,010
Selling, general, and administrative expenses	20,993	18,351
Operating income	14,802	13,659
Interest expense	3,579	4,050
Interest income	(124)	(4)
Investment income	(144)	(89)
Net periodic benefit expense, excluding service cost	264	24
Income before income taxes	11,227	9,678
Income tax expense	1,908	2,795
Consolidated net income	9,319	6,883
Net loss attributable to non-controlling interest	-	(556)
Net income attributable to Turning Point Brands, Inc.	$9,319	$7,439

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.48	$0.39
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.47	$0.38
Weighted average common shares outstanding:
Basic	19,268,625	18,886,418
Diluted	19,788,865	19,585,069

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Net sales	$155,043	$138,874
Cost of sales	87,439	79,136
Gross profit	67,604	59,738
Selling, general, and administrative expenses	43,061	35,230
Operating income	24,543	24,508
Interest expense	7,237	8,983
Interest income	(128)	(4)
Investment income	(239)	(203)
Loss on extinguishment of debt	2,384	6,116
Net periodic benefit expense, excluding service cost	221	116
Income before income taxes	15,068	9,500
Income tax expense	2,717	740
Consolidated net income	12,351	8,760
Net loss attributable to non-controlling interest	-	(556)
Net income attributable to Turning Point Brands, Inc.	$12,351	$9,316

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.64	$0.49
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.62	$0.48
Weighted average common shares outstanding:
Basic	19,245,388	18,829,130
Diluted	19,787,846	19,565,522

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2018	2017
Consolidated net income	$9,319	$6,883

Other comprehensive income, net of tax
Amortization of unrealized pension and postretirement losses, net of tax of $72 in 2018 and $89 in 2017	274	27
Unrealized gain (loss) on investments, net of tax of $31 in 2018 and $98 in 2017	(123)	158
Unrealized gain on interest rate swaps, net of tax of $162 in 2018	451	-
	602	185
Consolidated comprehensive income	9,921	7,068
Comprehensive loss attributable to non-controlling interest	-	(556)
Comprehensive income attributable to Turning Point Brands, Inc.	$9,921	$7,624

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Consolidated net income	$12,351	$8,760

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement losses, net of tax of $82 in 2018 and $89 in 2017	304	147
Unrealized gain (loss) on investments, net of tax of $104 in 2018 and $141 in 2017	(507)	229
Unrealized loss on interest rate swaps, net of tax of $22 in 2018	(75)	-
	(278)	376
Consolidated comprehensive income	12,073	9,136
Comprehensive loss attributable to non-controlling interest	-	(556)
Comprehensive income attributable to Turning Point Brands, Inc.	$12,073	$9,692

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$12,351	$8,760
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	2,384	6,116
Loss on sale of property, plant, and equipment	-	17
Depreciation expense	1,117	771
Amortization of other intangible assets	351	351
Amortization of deferred financing costs	474	530
Amortization of original issue discount	-	66
Deferred income taxes	1,443	371
Stock compensation expense	691	272
Changes in operating assets and liabilities:
Accounts receivable	(2,440)	(621)
Inventories	(10,348)	(4,035)
Other current assets	(4,463)	612
Other assets	249	(72)
Accounts payable	10,047	(629)
Accrued liabilities and other	(5,820)	(6,140)
Accrued postretirement liabilities	(71)	(3)
Net cash provided by operating activities	$5,965	$6,366

Cash flows from investing activities:
Capital expenditures	$(1,003)	$(567)
Restricted cash, MSA escrow deposits	(1,735)	1,012
Acquisitions, net of cash acquired	(4,797)	268
Issuance of note receivable	(6,500)	-
Net cash provided by (used in) investing activities	$(14,035)	$713

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from (payments of) 2018 first lien term loan, net	$158,000	$-
Proceeds from 2018 second lien term loan	40,000	-
Proceeds from 2018 revolving credit facility	16,000	-
Payment of dividends	(768)	-
Proceeds from (payments of) 2017 first lien term loans, net	(140,613)	143,538
Proceeds from (payments of) 2017 second lien term loan, net	(55,000)	55,000
Proceeds from (payments of) 2017 revolving credit facility, net	(8,000)	25,000
Payments of VaporBeast Note Payable	(2,000)	-
Proceeds from release of restricted funds	1,107	-
Payments of first lien term loan	-	(147,362)
Payments of second lien term loan	-	(60,000)
Payments of revolving credit facility	-	(15,083)
Payments of financing costs	(3,279)	(4,765)
Payments of Vapor Shark loans	-	(1,867)
Prepaid equity issuance costs	-	(164)
Exercise of options	607	1,097
Surrender of options	-	(1,000)
Redemption of options	-	(1,636)
Distribution to non-controlling interest	-	(4)
Net cash provided by (used in) financing activities	$6,054	$(7,246)

Net decrease in cash:	$(2,016)	$(167)

Cash, beginning of period:
Unrestricted	2,607	2,865
Restricted	4,709	3,889
Total cash at beginning of period	7,316	6,754

Cash, end of period:
Unrestricted	3,433	1,686
Restricted	1,867	4,901
Total cash at end of period	$5,300	$6,587

Supplemental schedule of noncash financing activities:
Accrued expenses incurred for financing costs	$43	$48

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Organizations

Turning Point Brands, Inc. (the “Company”), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), and Vapor Finance, LLC (“VFIN”).

Basis of Presentation

The accompanying interim, condensed, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2017, and are unaudited. In the opinion of management, the unaudited, interim, condensed, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, condensed, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2017. The accompanying interim, condensed, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Company management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 16 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 16 as well.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $3.5 million and $2.3 million for the three months ending June 30, 2018 and 2017, respectively. Shipping costs incurred were approximately $6.7 million and $4.5 million for the six months ending June 30, 2018 and 2017, respectively.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of June 30, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.2 million. At December 31, 2017, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.8 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

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

	As of June 30, 2018			As of December 31, 2017
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$1,867	$-	$1,867	$3,602	$-	$3,602
U.S. Governmental agency obligations
(unrealized loss position < 12 months)	2,443	(46)	2,397	722	(17)	705
U.S. Governmental agency obligations
(unrealized loss position > 12 months)	27,757	(1,792)	25,965	27,733	(1,214)	26,519
	$32,067	$(1,838)	$30,229	$32,057	$(1,231)	$30,826

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

	As of
	June 30, 2018	December 31, 2017
One to five years	$7,114	$7,114
Six to ten years	19,621	17,662
Greater than ten years	3,465	3,679
Total U.S. Governmental agency obligations	$30,200	$28,455

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales Year	Deposits as of
	June 30, 2018	December 31, 2017

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	81	81
2017	80	70

Total	$32,067	$32,057

Food and Drug Administration (“FDA”): On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the FDA to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, electronic cigarettes (“e-cigarettes”), vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products). No other significant filing deadlines have been altered at this time. The FDA also acknowledged a “continuum of risk” among tobacco products (i.e., certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it would be increasing its focus on the regulation of cigarette products. FDA has since published a number of Advanced Notices of Proposed Rulemaking (“ANPRM”) on these subjects.

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

The Company adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018 on a prospective basis. This ASU allows entities to make a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cuts and Jobs Act (“TCJA”). The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from accumulated other comprehensive income to retained earnings of less than $0.1 million during the first quarter of 2018.

The Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in the first quarter of 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of less than $0.1 million and $0.1 million from cost of sales and selling, general, and administrative expenses to net periodic benefit expense (income), excluding service cost, for the three and six months ended June 30, 2017, respectively.

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

Note 3. Acquisitions

Vapor Supply

On April 30, 2018, the Company purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores in Oklahoma. As of June 30, 2018, the Company has not completed the accounting for the acquisition of these assets. The following fair value for working capital (primarily inventory), fixed assets, and trade name are based upon management’s preliminary estimates.

Fair Value

Working capital	$3,163
Fixed assets	498
Trade name	1,139
Total purchase price	$4,800

Vapor Shark

In March 2017, the Company entered into a strategic partnership with Vapor Shark in which the Company committed to make a deposit up to $2.5 million to Vapor Shark in exchange for a warrant to purchase 100% of the equity interest in Vapor Shark on or before April 15, 2018. In the event the Company exercised the warrant, the Company granted Vapor Shark’s sole shareholder the option to purchase from Vapor Shark the retail stores it owns, effective as of January 1, 2018. In April 2017, the Company entered into a management agreement with Vapor Shark whereby the Company obtained control of the operations. As a result of the management agreement, Vapor Shark was accounted for as a VIE during the second quarter of 2017. The Company exercised its warrant on June 30, 2017, and obtained 100% ownership of Vapor Shark as of that date for a nominal purchase price. In January 2018, the Company finalized an agreement to pay Vapor Shark’s former sole shareholder total consideration of $1.5 million in exchange for his option to purchase the company-owned stores. The Company paid Vapor Shark’s former sole shareholder $1.0 million in February 2018 with the remaining $0.5 million to be paid in 24 monthly installments.

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company executed various forward contracts during the three months ended June 30, 2018, none of which met hedge accounting requirements, for the purchase of €6.3 million. The Company executed various forward contracts during the six months ended June 30, 2018, none of which met hedge accounting requirements, for the purchase of €12.3 million. The Company executed no forward contracts during 2017. At June 30, 2018, and December 31, 2017, the Company had forward contracts for the purchase of €6.3 million and €0 million, respectively.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at June 30, 2018, resulted in a liability of $0.1 million included in other long-term liabilities.

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

Long-Term Debt

As the Company’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of June 30, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $158.0 million and $40.0 million, respectively. As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively. See Note 10 of Notes to Consolidated Financial Statements for information regarding our current and past credit facilities.

Foreign Exchange

The Company had forward contracts for the purchase of €6.3 million at June 30, 2018. The Company had no forward contracts outstanding as of December 31, 2017. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in an insignificant gain for the three and six months ended June 30, 2018.  The fair value of the foreign exchange contracts resulted in an asset of less than $0.1 million as of June 30, 2018.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at June 30, 2018. The Company had no swap agreements outstanding at December 31, 2017. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.1 million as of June 30, 2018.

Note 6. Inventories

The components of inventories are as follows:

	June 30, 2018	December 31, 2017
Raw materials and work in process	$2,869	$2,545
Leaf tobacco	36,504	30,308
Finished goods - Smokeless products	6,814	5,834
Finished goods - Smoking products	11,810	14,110
Finished goods - NewGen products	23,384	14,532
Other	755	1,290
	82,136	68,619
LIFO reserve	(5,266)	(5,323)
	$76,870	$63,296

The inventory valuation allowance was $1.1 million and $0.5 million as of June 30, 2018, and December 31, 2017, respectively.

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Land	$22	$22
Buildings and improvements	2,072	2,072
Leasehold improvements	2,036	1,873
Machinery and equipment	12,509	12,635
Furniture and fixtures	3,724	3,821
	20,363	20,423
Accumulated depreciation	(11,120)	(11,564)
	$9,243	$8,859

Note 8. Other Current Assets

Other current assets consisted of the following:

	June 30, 2018	December 31, 2017
Note receivable	$6,500	$-
Inventory deposits	6,743	3,797
Other	5,930	6,545
	$19,173	$10,342

On May 18, 2018, the Company entered into an arrangement with a supplier which manufactures and distributes vapor products whereby the supplier received a $6.5 million loan with a maturity date of May 18, 2019. The note is secured by the supplier’s assets and accrues interest at an annual rate of 15% with quarterly interest payments due to the Company beginning in August 2018.

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accrued payroll and related items	$3,489	$5,683
Customer returns and allowances	2,296	2,707
Other	8,319	10,304
	$14,104	$18,694

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following in order of preference:

	June 30, 2018	December 31, 2017
2018 First Lien Term Loan	$158,000	$-
2018 Second Lien Term Loan	40,000	-
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - VaporBeast	-	2,000
Total notes payable and long-term debt	198,000	197,613
Less deferred finance charges	(3,651)	(3,573)
Less current maturities	(8,000)	(7,850)
	$186,349	$186,190

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 17 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.34% at June 30, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.05% at June 30, 2018. At June 30, 2018, the Company had $16.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $34.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $0.7 million letter of credit with Fifth Third Bank, resulting in $33.3 million of availability under the 2018 Revolving Credit Facility at June 30, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.05% at June 30, 2018.

2017 Credit Facility

On February 17, 2017, the Company and NATC, entered into a $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay, in full, the Company’s prior credit facilities and to pay related fees and expenses. As a result of this transaction, the Company incurred a loss on extinguishment of debt of $6.1 million during the first quarter of 2017.

Note Payable – VaporBeast

On November 30, 2016, the Company issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note”). The VaporBeast Note was $2.0 million principal with 6% interest compounded monthly and matured on May 30, 2018, at which time it was paid in full.

Note 11. Income Taxes

In December 2017, the U.S. Congress passed the TCJA which the President signed in the same month. The TCJA reduced the corporate income tax rate to 21%, effective January 1, 2018. Other significant changes accompanying the corporate income tax rate reduction include eliminating the corporate alternative minimum tax, limiting the interest expense deduction to 30% of adjusted taxable income, and limiting net operating losses to 80% of taxable income for losses arising in tax years beginning after 2017. The TCJA required the Company to remeasure its deferred tax assets and liabilities at the newly enacted tax rate in December 2017, the period of enactment.

The Company’s effective income tax rate for the three and six months ended June 30, 2018, was 17% and 18%, respectively, which includes a tax deduction of $1.6 million and $1.8 million for the three and six months ended June 30, 2018, relating to stock option exercises. The Company’s effective income tax rate for the three and six months ended June 30, 2017, was 29% and 8%, respectively, which includes a tax deduction of $3.4 million and $8.6 million for the three and six months ended June 30, 2017, relating to stock option exercises. The Company’s effective income tax rate for the three and six months ended June 30, 2018, also reflected a tax benefit of $0.4 million primarily related to Kentucky corporate income tax changes enacted in April 2018. The significant impacts to the Company regarding the Kentucky changes included a reduction of the corporate tax rate from 6% to 5% and moving to a single sales factor apportionment formula for tax years beginning on and after January 1, 2018.

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

Note 12. Pension and Postretirement Benefit Plans

The Company has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. The Company’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. The Company expects to make no contributions to the pension plan in 2018. In the second quarter of 2018, the Company made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$26	$26	$-	$-
Interest cost	142	150	29	14
Expected return on plan assets	(253)	(256)	-	-
Amortization of (gains) losses	60	116	(20)	-
Curtailment loss	306	-	-	-
Net periodic benefit cost	$281	$36	$9	$14

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$52	$52	$-	$-
Interest cost	284	320	58	72
Expected return on plan assets	(507)	(512)	-	-
Amortization of (gains) losses	120	236	(40)	-
Curtailment loss	306	-	-	-
Net periodic benefit cost	$255	$96	$18	$72

Note 13. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of June 30, 2018, there were 18,529 shares of restricted stock, 184,000 performance-based restricted stock units, and 301,527 options granted, net of forfeitures, under the 2015 Plan. There are 895,944 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	1,637,762	$2.41	$1.23

Granted	133,819	14.69	4.41
Exercised	(923,708)	1.55	0.83
Forfeited	(801)	15.37	4.59
Surrendered	(83,400)	1.06	0.54
Outstanding, December 31, 2017	763,672	5.73	2.36

Granted	124,100	21.27	6.33
Exercised	(104,849)	5.79	1.81
Forfeited	(9,587)	11.08	3.03
Outstanding, June 30, 2018	773,336	$8.15	$3.06

Under the 2006 Plan, the total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017, was $1.9 million, and $9.1 million, respectively. The total intrinsic value of options surrendered during the six months ended June 30, 2017, was $1.0 million.

At June 30, 2018, under the 2006 Plan, the outstanding stock options’ exercise price for 67,808 options is $1.06 per share, all of which are exercisable. The outstanding stock options’ exercise price for 455,465 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 0.35 years for the options with the $1.06 exercise price and 4.85 years for the options with the $3.83 exercise price. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $1.06 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $1.06, a risk-free interest rate of 4.37%, volatility of 30%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $0.54 per share option granted. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At June 30, 2018, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	August 10, 2016	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018
Number of options granted	53,996	40,000	93,819	98,100	26,000
Options outstanding at June 30, 2018	-	38,300	87,663	98,100	26,000
Number exercisable at June 30, 2018	-	11,900	29,262	-	8,840
Exercise price	$9.26	$13.00	$15.41	$21.21	$21.49
Remaining lives	-	8.62	8.88	9.69	9.71
Risk free interest rate	1.16%	1.89%	1.76%	2.65%	2.62%
Expected volatility	25.40%	27.44%	26.92%	28.76%	28.76%
Expected life	5.375	6.000	6.000	6.000	5.495
Dividend yield	-	-	-	0.83%	0.82%
Fair value at grant date	$2.37	$3.98	$4.60	$6.37	$6.18

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.3 million and $0.1 million for the three months ended June 30, 2018 and 2017. The Company recorded compensation expense related to the options of approximately $0.4 million and $0.2 million for the six months ended June 30, 2018 and 2017. Total unrecognized compensation expense related to options at June 30, 2018, is $0.7 million, which will be expensed over 2.17 years.

Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied). On March 31, 2017, the Company’s Board of Directors granted 94,000 PRSUs to employees of the Company. On March 7, 2018, the Company’s Board of Directors granted an additional 96,000 PRSUs to employees of the Company. The fair values of the PRSUs granted on March 31, 2017, and March 7, 2018, are $15.60 and $21.21, respectively, the Company’s stock price on the date of grant. As of June 30, 2018, there are 184,000 PRSUs outstanding, all of which are unvested. The Company recorded compensation expense related to the PRSUs of approximately $0.2 million and $0.1 million in the consolidated statements of income for the three months ended June 30, 2018 and 2017, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $0.3 million and $0.1 million in the consolidated statements of income for the six months ended June 30, 2018 and 2017. Total unrecognized compensation expense related to these awards at June 30, 2018, is $2.9 million which will be expensed over the service periods based on the probability of achieving the performance condition.

Note 14. Contingencies

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on our business and results of operations. The Company is a defendant in certain cases which have been dormant for many years, which cases have now been dismissed with prejudice.

The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and maybe subject to claims in the future relating to other NewGen products. The Company is still evaluating these claims and the potential defenses to them.  For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor.  Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Note 15. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$9,319			$7,439

Basic EPS:
Weighted average		19,268,625	$0.48		18,886,418	$0.39

Diluted EPS:
Effect of dilutive securities:
Stock options and warrants		520,240			698,651
		19,788,865	$0.47		19,585,069	$0.38

	Six Months Ended June 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$12,351			$9,316

Basic EPS:
Weighted average		19,245,388	$0.64		18,829,130	$0.49

Diluted EPS:
Effect of dilutive securities:
Stock options and warrants		542,458			736,392
		19,787,846	$0.62		19,565,522	$0.48

Note 16. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: Smokeless products, Smoking products, and NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast, Vapor Shark, and Vapor Supply; and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark and Vapor World branded retail outlets. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective net sales. Prior period corporate costs have been allocated in accordance with the current period allocation methodology to conform prior period segment operating income figures to current period presentation. The Company evaluates the performance of its segments and allocates resources to them based on gross profit.

The tables below present financial information about reported segments:

	Three Months Ended June 30,
	2018	2017

Net sales
Smokeless products	$24,410	$22,021
Smoking products	29,328	27,019
NewGen products	27,363	23,046
	$81,101	$72,086

Gross profit
Smokeless products	$12,533	$11,553
Smoking products	15,180	14,117
NewGen products	8,082	6,340
	$35,795	$32,010

Operating income (loss)
Smokeless products (1)	$6,440	$5,302
Smoking products (2)	8,781	8,965
NewGen products (3)	(312)	(734)
Other (4)	(107)	126
	$14,802	$13,659

Interest expense	3,579	4,050
Interest income	(124)	(4)
Investment income	(144)	(89)
Net periodic benefit expense, excluding service cost	264	24

Income before income taxes	$11,227	$9,678

Capital expenditures
Smokeless products	$540	$154
NewGen products	100	45
	$640	$199

Depreciation and amortization
Smokeless products	$333	$352
NewGen products	400	241
	$733	$593

(1) Includes allocated corporate charges of $2,215 and $1,759 for the three months ended June 30, 2018 and 2017, respectively.
(2) Includes allocated corporate charges of $2,707 and $2,158 for the three months ended June 30, 2018 and 2017, respectively.
(3) Includes allocated corporate charges of $2,259 and $1,841 for the three months ended June 30, 2018 and 2017, respectively.
(4) '"Other" includes the costs that are not assigned to the three reportable segments.

	Six Months Ended June 30,
	2018	2017

Net sales
Smokeless products	$45,157	$42,269
Smoking products	56,324	54,196
NewGen products	53,562	42,409
	$155,043	$138,874

Gross profit
Smokeless products	$23,526	$20,869
Smoking products	28,344	27,817
NewGen products	15,734	11,052
	$67,604	$59,738

Operating income (loss)
Smokeless products (1)	$10,926	$9,221
Smoking products (2)	15,675	16,705
NewGen products (3)	(1,808)	(1,398)
Other (4)	(250)	(20)
	$24,543	$24,508

Interest expense	7,237	8,983
Interest income	(128)	(4)
Investment income	(239)	(203)
Loss on extinguishment of debt	2,384	6,116
Net periodic benefit expense, excluding service cost	221	116

Income before income taxes	$15,068	$9,500

Capital expenditures
Smokeless products	$889	$520
NewGen products	114	47
	$1,003	$567

Depreciation and amortization
Smokeless products	$672	$704
NewGen products	796	418
	$1,468	$1,122

(1) Includes allocated corporate charges of $4,262 and $3,590 for the six months ended June 30, 2018 and 2017, respectively.
(2) Includes allocated corporate charges of $5,319 and $4,602 for the six months ended June 30, 2018 and 2017, respectively.
(3) Includes allocated corporate charges of $4,780 and $3,601 for the six months ended June 30, 2018 and 2017, respectively.
(4) '"Other" includes the costs that are not assigned to the three reportable segments.

	June 30, 2018	December 31, 2017
Assets
Smokeless products	$104,460	$94,559
Smoking products	138,825	141,869
NewGen products	63,763	44,914
Other (1)	1,493	935
	$308,541	$282,277

(1) '"Other" includes the assets that are not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	Three Months Ended June 30,
	2018	2017

Wholesalers	$2,350	$2,686
Retail outlets	19,904	18,007
End-customers	5,069	2,341
Other	40	12
	$27,363	$23,046

	Six Months Ended June 30,
	2018	2017

Wholesalers	$4,680	$5,153
Retail outlets	40,624	33,764
End-customers	8,168	3,480
Other	90	12
	$53,562	$42,409

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended June 30,
	2018	2017
Domestic	$77,439	$69,355
Foreign	3,662	2,731
Total	$81,101	$72,086

	Six Months Ended June 30,
	2018	2017
Domestic	$148,297	$133,726
Foreign	6,746	5,148
Total	$155,043	$138,874

Note 17. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.04 per common share was paid on July 13, 2018, to shareholders of record at the close of business on June 25, 2018.

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

Organizational Structure

We, Turning Point Brands, Inc., are a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”), and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast”, f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”, f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), and Vapor Finance LLC (“VFIN”).

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products, and tobacco vaporizer products; however, we do not sell cigarettes. We estimate the OTP industry generated approximately $11 billion in manufacturer revenue in 2017. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low- to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 22 years of experience in the tobacco industry, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Products

We operate in three segments: Smokeless products, Smoking products and NewGen products. In our Smokeless products segment we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we (i) market and distribute cigarette papers, tubes, and related products; (ii) market and distribute finished cigars and MYO cigar wraps; and (iii) process, package, market, and distribute traditional pipe tobaccos. In our NewGen products segment, we (i) market and distribute e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of vaping related products to non-traditional retail via VaporBeast, Vapor Shark, and Vapor Supply; and (iii) distribute a wide assortment of vaping related products to individual consumers via Vapor Shark and Vapor World branded retail outlets. Refer to the ‘Recent Developments’ section below for details regarding the Vapor Supply acquisition. Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® in the NewGen segment.

Operations

Our core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our acquisition of VaporBeast in the fourth quarter of 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets and to ultimate consumers via non-traditional retail outlets as well. Our acquisitions of Vapor Shark in the second quarter of 2017 and Vapor Supply in the second quarter of 2018 have further expanded our selling network by allowing us to directly reach ultimate consumers through Vapor Shark and Vapor World branded retail outlets. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. Approximately 85% of our production, as measured by gross sales, is outsourced to suppliers. The remaining 15% represents our moist snuff tobacco operations located in Dresden, TN, and Louisville, KY; the packaging of our pipe tobacco in Louisville, KY; and the proprietary e-liquids operations located in Oklahoma City, OK, and Louisville, KY. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense among other expenses.

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including newly passed “deeming regulations”;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities in OTP; and
•	Our ability to integrate acquisitions.

Recent Developments

Vapor Supply

On April 30, 2018, we purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through our subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores in Oklahoma. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the Vapor Supply acquisition.

Credit Facility Refinancing

On March 7, 2018, we entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility retained the $40 million accordion feature of the 2017 Credit Facility. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. We incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing. Refer to the Long-Term Debt section for a more complete description of our credit facilities.

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

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Our management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of our contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 16 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 16 as well.

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

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations

Comparison of the Three Months Ended June 30, 2018, to the Three Months Ended June 30, 2017

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2018	2017	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$24,410	$22,021	10.8%
Smoking products	29,328	27,019	8.5%
NewGen products	27,363	23,046	18.7%
Total net sales	81,101	72,086	12.5%
Cost of sales	45,306	40,076	13.1%
Gross profit
Smokeless products	12,533	11,553	8.5%
Smoking products	15,180	14,117	7.5%
NewGen products	8,082	6,340	27.5%
Total gross profit	35,795	32,010	11.8%

Selling, general, and administrative expenses	20,993	18,351	14.4%
Operating income	14,802	13,659	8.4%
Interest expense	3,579	4,050	-11.6%
Interest income	(124)	(4)	NM
Investment income	(144)	(89)	61.8%
Net periodic benefit expense, excluding service cost	264	24	NM
Income before income taxes	11,227	9,678	16.0%
Income tax expense	1,908	2,795	-31.7%
Consolidated net income	9,319	6,883	35.4%
Net loss attributable to non-controlling interest	-	(556)	NM
Net income attributable to Turning Point Brands, Inc.	$9,319	$7,439	25.3%

Net Sales:  For the three months ended June 30, 2018, consolidated net sales increased to $81.1 million from $72.1 million for the three months ended June 30, 2017, an increase of $9.0 million or 12.5%. The increase in net sales was primarily driven by volume growth across all segments in addition to our acquisition of Vapor Supply in the NewGen segment during the second quarter of 2018.

For the three months ended June 30, 2018, net sales in the Smokeless products segment increased to $24.4 million from $22.0 million for the three months ended June 30, 2017, an increase of $2.4 million or 10.8%.  For the three months ended June 30, 2018, volume increased 6.5% and price/mix increased 4.3%. The increase in net sales was primarily driven by the continuing growth of Stoker’s® MST.

For the three months ended June 30, 2018, net sales in the Smoking products segment increased to $29.3 million from $27.0 million for the three months ended June 30, 2017, an increase of $2.3 million or 8.5%. For the three months ended June 30, 2018, volume increased 3.4% and price/mix increased 5.1%. Net sales for Zig-Zag® branded papers and cigar wraps were up $3.8 million, offset by $1.2 million decreases related to our strategic decision to de-emphasize the low margin cigar products business and line rationalization of our MYO tobacco line.

For the three months ended June 30, 2018, net sales in the NewGen products segment increased to $27.4 million from $23.0 million for the three months ended June 30, 2017, an increase of $4.3 million or 18.7%. The increase in net sales was primarily driven by continued VaporBeast momentum and our acquisition of Vapor Supply in the second quarter of 2018.

Gross Profit:  For the three months ended June 30, 2018, consolidated gross profit increased to $35.8 million from $32.0 million for the three months ended June 30, 2017, an increase of $3.8 million or 11.8%, primarily due to increased net sales.  Gross profit as a percentage of revenue decreased to 44.1% for the three months ended June 30, 2018, from 44.4% for the three months ended June 30, 2017, primarily due to a change in product mix associated with the growth of the NewGen segment.

For the three months ended June 30, 2018, gross profit in the Smokeless products segment increased to $12.5 million from $11.5 million for the three months ended June 30, 2017, an increase of $1.0 million or 8.5%. Gross profit as a percentage of net sales decreased to 51.3% of net sales for the three months ended June 30, 2018, from 52.5% of net sales for the three months ended June 30, 2017. The decrease in gross profit as a percentage of revenue was primarily driven by an unfavorable LIFO impact when compared to the prior year.

For the three months ended June 30, 2018, gross profit in the Smoking products segment increased to $15.2 million from $14.1 million for the three months ended June 30, 2017, an increase of $1.1 million or 7.5%.  Gross profit as a percentage of net sales decreased to 51.8% of net sales for the three months ended June 30, 2018, from 52.2% of net sales for the three months ended June 30, 2017, primarily due to an adverse year-over-year Euro exchange rate impact.

For the three months ended June 30, 2018, gross profit in the NewGen products segment increased to $8.1 million from $6.3 million for the three months ended June 30, 2017, an increase of $1.7 million or 27.5%. Gross profit as a percentage of net sales increased to 29.5% of net sales for the three months ended June 30, 2018, from 27.5% of net sales for the three months ended June 30, 2017, primarily as a result of the inclusion of Vapor Supply in 2018, which generally has higher margins due to retail store operations.

Selling, General, and Administrative Expenses:  For the three months ended June 30, 2018, selling, general, and administrative expenses increased to $21.0 million from $18.4 million for the three months ended June 30, 2017, an increase of $2.6 million or 14.4%, due primarily to the inclusion of Vapor Supply, transaction costs associated with the Vapor Supply acquisition, higher legal and litigation expenses associated with our anti-counterfeiting initiative, and the variable costs associated with increased sales at VaporBeast offset by $0.5 million supplier receivable reserve reversal related to the $6.5 million loan.

Interest Expense:  For the three months ended June 30, 2018, interest expense decreased to $3.6 million from $4.1 million for the three months ended June 30, 2017, as a result of lower interest rates from our March 2018 refinancing of our credit facility in conjunction with lower debt levels.

Interest Income:  For the three months ended June 30, 2018, interest income increased to $0.1 million from less than $0.1 million for the three months ended June 30, 2017, as a result of our issuance of a note receivable to a supplier during the second quarter of 2018.

Income Tax Expense:  Our income tax expense of $1.9 million was 17% of income before income taxes for the three months ended June 30, 2018 compared to 29% for the three months ended June 30, 2017. The decrease is primarily a result of the change in the federal tax rate from 35% to 21% and the change in the Kentucky tax rate from 6% to 5%.

Investment Income:  Investment income relating to investment of the MSA escrow deposits was approximately $0.1 million for the three months ended June 30, 2018 and 2017.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended June 30, 2018 and 2017, was $9.3 million and $6.9 million, respectively.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest of $0.6 million for the three months ended June 30, 2017, is related to Vapor Shark being a VIE in the second quarter of 2017.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc., for the three months ended June 30, 2018 and 2017, was $9.3 million and $7.4 million, respectively.

Comparison of the Six Months Ended June 30, 2018, to the Six Months Ended June 30, 2017

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2018	2017	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$45,157	$42,269	6.8%
Smoking products	56,324	54,196	3.9%
NewGen products	53,562	42,409	26.3%
Total net sales	155,043	138,874	11.6%
Cost of sales	87,439	79,136	10.5%
Gross profit
Smokeless products	23,526	20,869	12.7%
Smoking products	28,344	27,817	1.9%
NewGen products	15,734	11,052	42.4%
Total gross profit	67,604	59,738	13.2%

Selling, general, and administrative expenses	43,061	35,230	22.2%
Operating income	24,543	24,508	0.1%
Interest expense	7,237	8,983	-19.4%
Interest income	(128)	(4)	NM
Investment income	(239)	(203)	17.7%
Loss on extinguishment of debt	2,384	6,116	-61.0%
Net periodic benefit expense, excluding service cost	221	116	90.5%
Income before income taxes	15,068	9,500	58.6%
Income tax expense	2,717	740	267.2%
Consolidated net income	12,351	8,760	41.0%
Net loss attributable to non-controlling interest	-	(556)	NM
Net income attributable to Turning Point Brands, Inc.	$12,351	$9,316	32.6%

Net Sales:  For the six months ended June 30, 2018, consolidated net sales increased to $155.0 million from $138.9 million for the six months ended June 30, 2017, an increase of $16.2 million or 11.6%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes an additional quarter of Vapor Shark results in 2018 and the acquisition of Vapor Supply in the second quarter of 2018.

For the six months ended June 30, 2018, net sales in the Smokeless products segment increased to $45.2 million from $42.3 million for the six months ended June 30, 2017, an increase of $2.9 million or 6.8% primarily due to the continuing growth of Stoker’s® MST.

For the six months ended June 30, 2018, net sales in the Smoking products segment increased to $56.3 million from $54.2 million for the six months ended June 30, 2017, an increase of $2.1 million or 3.9%. Net sales for Zig-Zag® branded papers and cigar wraps were up $4.6 million, offset by $2.5 million of decreases related to our strategic decision to de-emphasize the low margin cigar products business and line rationalization of our MYO tobacco line.

For the six months ended June 30, 2018, net sales in the NewGen products segment increased to $53.6 million from $42.4 million for the six months ended June 30, 2017, an increase of $11.2 million or 26.3%. The increase in net sales was primarily driven by continued VaporBeast momentum, inclusion of an additional quarter of Vapor Shark results in 2018, and our acquisition of Vapor Supply in the second quarter of 2018.

Gross Profit:  For the six months ended June 30, 2018, consolidated gross profit increased to $67.6 million from $59.7 million for the six months ended June 30, 2017, an increase of $7.9 million or 13.2%, primarily due to increased net sales.  Gross profit as a percentage of revenue increased to 43.6% for the six months ended June 30, 2018, from 43.0% for the six months ended June 30, 2017, primarily due to higher margins in the NewGen segment resulting from the inclusion of an additional quarter of Vapor Shark results, the inclusion of Vapor Supply, and efficiencies realized within the growing Stoker’s® MST line along with a favorable LIFO impact when compared to the prior year.

For the six months ended June 30, 2018, gross profit in the Smokeless products segment increased to $23.5 million from $20.9 million for the six months ended June 30, 2017, an increase of $2.7 million or 12.7%. Gross profit as a percentage of net sales increased to 52.1% of net sales for the six months ended June 30, 2018, from 49.4% of net sales for the six months ended June 30, 2017. The increase in gross profit as a percentage of revenue is primarily due to a favorable LIFO impact when compared to the prior year in addition to efficiencies realized in the growing Stoker’s® MST line.

For the six months ended June 30, 2018, gross profit in the Smoking products segment increased to $28.3 million from $27.8 million for the six months ended June 30, 2017, an increase of $0.5 million or 1.9%.  Gross profit as a percentage of net sales decreased to 50.3% of net sales for the six months ended June 30, 2018, from 51.3% of net sales for the six months ended June 30, 2017, primarily due to an adverse year-over-year Euro exchange rate impact.

For the six months ended June 30, 2018, gross profit in the NewGen products segment increased to $15.7 million from $11.1 million for the six months ended June 30, 2017, an increase of $4.7 million or 42.4%. Gross profit as a percentage of net sales increased to 29.4% of net sales for the six months ended June 30, 2018, from 26.1% of net sales for the six months ended June 30, 2017, primarily as a result of the inclusion of an additional quarter of Vapor Shark results and Vapor Supply in 2018, both of which generally have higher margins due to retail store operations.

Selling, General, and Administrative Expenses:  For the six months ended June 30, 2018, selling, general, and administrative expenses increased to $43.1 million from $35.2 million for the six months ended June 30, 2017, an increase of $7.8 million or 22.2%, due primarily to the inclusion of an additional quarter of Vapor Shark expenses, inclusion of Vapor Supply results, transaction costs related to the Vapor Supply acquisition, higher legal and litigation expenses associated with our anti-counterfeiting initiatives, non-recurring departmental reorganization expenses, and variable costs associated with increased sales at VaporBeast, offset by $0.5 million supplier receivable reserve reversal related to the $6.5 million loan.

Interest Expense:  For the six months ended June 30, 2018, interest expense decreased to $7.2 million from $9.0 million for the six months ended June 30, 2017, as a result of lower interest rates from our March 2018 refinancing of our credit facility in conjunction with lower debt levels.

Interest Income:  For the six months ended June 30, 2018, interest income increased to $0.1 million from less than $0.1 million for the six months ended June 30, 2017, as a result of our issuance of a note receivable to a supplier during the second quarter of 2018.

Income Tax Expense:  Our income tax expense of $2.7 million was 18% of income before income taxes for the six months ended June 30, 2018, compared to 8% for the six months ended June 30, 2017. Our income tax expense for the six months ended June 30, 2017 is lower than expected based on our estimated annual effective tax rate as a result of discrete tax deductions of $8.6 million from the exercise of stock options during the six-month period.

Investment Income:  Investment income relating to investment of the MSA escrow deposits was approximately $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Loss on Extinguishment of Debt:  For the six months ended June 30, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing our credit facility in the first quarter of 2018. For the six months ended June 30, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing our credit facility in the first quarter of 2017.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the six months ended June 30, 2018 and 2017, was $12.4 million and $8.8 million, respectively.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest of $0.6 million for the six months ended June 30, 2017, is related to Vapor Shark being a VIE in the second quarter of 2017.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc., for the six months ended June 30, 2018 and 2017, was $12.4 million and $9.3 million, respectively.

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

(in thousands)	Three Months Ended June 30,
	2018	2017
Net income attributable to Turning Point Brands, Inc.	$9,319	$7,439
Add:
Interest expense	3,579	4,050
Interest income	(124)	(4)
Income tax expense	1,908	2,795
Depreciation expense	557	417
Amortization expense	176	176
EBITDA	$15,415	$14,873
Components of Adjusted EBITDA
LIFO adjustment (a)	-	(302)
Pension/postretirement expense (b)	290	50
Stock options, restricted stock, and incentives expense (c)	492	175
Foreign exchange hedging (d)	(46)	(21)
Strategic initiatives (e)	1,030	444
New product launch costs (f)	-	533
Organizational development (g)	44	-
Adjusted EBITDA	$17,225	$15,752

(a) Represents expense related to an inventory valuation allowance for last-in, first-out ("LIFO") reporting.
(b) Represents our non-cash Pension/postretirement expense.
(c) Represents non-cash stock options, restricted stock and incentives expense.
(d) Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e) Represents the fees incurred for the study of strategic initiatives and acquisition expenses.
(f) Represents product launch costs of our new product lines.
(g) Represents costs associated with departmental restructuring.

(in thousands)	Six Months Ended June 30,
	2018	2017
Net income attributable to Turning Point Brands, Inc.	$12,351	$9,316
Add:
Interest expense	7,237	8,983
Interest income	(128)	(4)
Loss on extinguishment of debt	2,384	6,116
Income tax expense	2,717	740
Depreciation expense	1,117	771
Amortization expense	351	351
EBITDA	$26,029	$26,273
Components of Adjusted EBITDA
LIFO adjustment (a)	(57)	887
Pension/postretirement expense (b)	273	168
Stock options, restricted stock, and incentives expense (c)	689	220
Foreign exchange hedging (d)	-	(90)
Product line rationalizations (e)	1,008	-
Strategic initiatives (f)	1,629	771
New product launch costs (g)	682	1,161
Organizational development (h)	680	-
Adjusted EBITDA	$30,933	$29,390

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

Our working capital, which we define as current assets less current liabilities, increased $12.1 million to $53.3 million at June 30, 2018, compared with $41.3 million at December 31, 2017. The increase in working capital is primarily due to the issuance of the note receivable, the acquisition of Vapor Supply, and investment in inventory.

	As of
(in thousands)	June 30, 2018	December 31, 2017

Current assets	$105,164	$79,493
Current liabilities	51,837	38,230
Working capital	$53,327	$41,263

Cash Flows from Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $6.0 million compared to net cash provided by operating activities of $6.4 million for the six months ended June 30, 2017, a decrease of $0.4 million, primarily due to higher working capital investments in 2018.

Cash Flows from Investing Activities

For the six months ended June 30, 2018, net cash used by investing activities was $14.0 million compared to net cash provided by investing activities of $0.7 million for the six months ended June 30, 2017, a decrease of $14.7 million, primarily due to issuance of the note receivable and the acquisition of Vapor Supply in 2018.

Cash Flows from Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $6.1 million compared to net cash used in financing activities of $7.2 million for the six months ended June 30, 2017, an increase of $13.3 million, primarily due to borrowings against our 2018 Revolving Credit Facility to fund our investing activities.

Dividends

On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.04 per common share was paid on July 13, 2018, to shareholders of record at the close of business on June 25, 2018.

Long-Term Debt

As of June 30, 2018, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

(in thousands)	June 30, 2018	December 31, 2017
2018 Revolving Credit Facility	$16,000	$-
2018 First Lien Term Loan	158,000	-
2018 Second Lien Term Loan	40,000	-
2017 Revolving Credit Facility	-	8,000
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Notes payable - VaporBeast	-	2,000
	214,000	205,613
Less deferred financing charges	(3,651)	(3,573)
Less revolving credit facility	(16,000)	(8,000)
Less current maturities of long-term debt	(8,000)	(7,850)
Notes payable and long-term debt	$186,349	$186,190

2018 Credit Facility

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict our ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 17 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.34% at June 30, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.05% at June 30, 2018. At June 30, 2018, we had $16.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $34.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $0.7 million letter of credit with Fifth Third Bank, resulting in $33.3 million of availability under the 2018 Revolving Credit Facility at June 30, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.05% at June 30, 2018.

Note Payable – VaporBeast

On November 30, 2016, we issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note”). The VaporBeast Note was $2.0 million principal with 6% interest compounded monthly and matured on May 30, 2018, at which time it was paid in full.

Off-balance Sheet Arrangements

During the second quarter of 2018 we executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €6.3 million with settlement dates ranging from August 2018 to January 2019. During 2017, we executed no forward contracts. At June 30, 2018, and December 31, 2017, we had forward contracts for the purchase of €6.3 million and €0 million, respectively.

Contractual Obligations

As of June 30, 2018, there had been no material changes outside the ordinary course of business to our contractual obligations as of December 31, 2017, as reported in our Annual Report on Form 10-K, with the exception of changes to our long-term debt obligations due to the refinancing discussed in the ‘Long-Term Debt’ section.

The following tables summarize our contractual obligations (in thousands):

	Payments due by period as of June 30, 2018
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$269,783	$36,870	$43,419	$147,005	$42,488

	Payments due by period as of December 31, 2017
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$266,052	$29,803	$42,444	$193,805	$-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases during the three months ended June 30, 2018, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2017 Annual Report on Form 10-K, during the period. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2017 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2017 Annual Report on Form 10-K, during the three months ended June 30, 2018. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2017 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

Our March 2018 refinancing resulted in all of our long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, we entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. At June 30, 2018, $70 million of our outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $1.4 million per year. Refer to Note 4 for additional information regarding the interest rate swaps.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2018. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on our business and results of operations. The Company is a defendant in certain cases which have been dormant for many years, which cases have now been dismissed with prejudice.

We are subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subjct to claims in the future relating to our other NewGen products. We are still evaluating these claims and the potential defenses to them.  For example, we did not design or manufacture the products at issue; rather, we were merely the distributor.  Nonetheless, there can be no assurance that we will prevail in these cases, and they could have a material adverse effect on our business and results of operations.  Because of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation.

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

10.1
Release and Severance Agreement dated as of May 2, 2018, between Turning Point Brands, Inc. and Mark A. Stegeman. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2018).

10.2
Amendment to the Non-Qualified Stock Option Award Agreement dated as of May 3, 2018, between Turning Point Brands, Inc. and Mark A. Stegeman (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Lavan.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 8, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: August 8, 2018