Form 10-Q
period 2018-09-30
Turning Point Brands, Inc.
filed 2018-11-07
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 1, 2018, there were 19,549,301 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.  Factors that could cause these differences include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) September 30, 2018	December 31, 2017
Current assets:
Cash	$1,631	$2,607
Accounts receivable, net of allowances of $44 in 2018 and $17 in 2017	6,603	3,248
Inventories	89,433	63,296
Other current assets	14,556	10,342
Total current assets	112,223	79,493
Property, plant, and equipment, net	10,585	8,859
Deferred income taxes	-	450
Deferred financing costs, net	922	630
Goodwill	146,328	134,620
Other intangible assets, net	35,140	26,436
Master Settlement Agreement (MSA) escrow deposits	29,926	30,826
Other assets	1,207	963
Total assets	$336,331	$282,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,760	$3,686
Accrued liabilities	17,401	18,694
Current portion of long-term debt	8,000	7,850
Revolving credit facility	30,000	8,000
Total current liabilities	64,161	38,230
Notes payable and long-term debt	188,529	186,190
Deferred income taxes	2,178	-
Postretirement benefits	3,916	3,962
Other long-term liabilities	558	571
Total liabilities	259,342	228,953

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares - 19,540,593 at September 30, 2018, and 19,210,633 at December 31, 2017	195	192
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	110,074	103,640
Accumulated other comprehensive loss	(3,681)	(2,973)
Accumulated deficit	(29,599)	(47,535)
Total stockholders’ equity	76,989	53,324
Total liabilities and stockholders’ equity	$336,331	$282,277

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended September 30,
	2018	2017
Net sales	$83,349	$73,340
Cost of sales	47,138	40,372
Gross profit	36,211	32,968
Selling, general, and administrative expenses	23,253	18,534
Operating income	12,958	14,434
Interest expense	3,836	4,027
Interest income	(134)	(4)
Investment income	(89)	(131)
Net periodic benefit (income) expense, excluding service cost	(45)	58
Income before income taxes	9,390	10,484
Income tax expense	1,436	3,110
Consolidated net income	$7,954	$7,374

Basic income per common share:
Consolidated net income	$0.41	$0.39
Diluted income per common share:
Consolidated net income	$0.40	$0.38
Weighted average common shares outstanding:
Basic	19,378,054	19,085,329
Diluted	19,882,994	19,589,424

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Net sales	$238,392	$212,214
Cost of sales	134,577	119,508
Gross profit	103,815	92,706
Selling, general, and administrative expenses	66,314	53,764
Operating income	37,501	38,942
Interest expense	11,073	13,010
Interest income	(262)	(8)
Investment income	(328)	(334)
Loss on extinguishment of debt	2,384	6,116
Net periodic benefit expense, excluding service cost	176	174
Income before income taxes	24,458	19,984
Income tax expense	4,153	3,850
Consolidated net income	20,305	16,134
Net loss attributable to non-controlling interest	-	(556)
Net income attributable to Turning Point Brands, Inc.	$20,305	$16,690

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.05	$0.88
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.03	$0.86
Weighted average common shares outstanding:
Basic	19,290,096	18,915,606
Diluted	19,767,667	19,503,130

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2018	2017
Consolidated net income	$7,954	$7,374

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement losses, net of tax of $3 in 2018 and $43 in 2017	10	71
Unrealized gain (loss) on investments, net of tax of $69 in 2018 and $8 in 2017	(231)	12
Unrealized loss on interest rate swaps, net of tax of $70 in 2018	(233)	-
	(454)	83
Consolidated comprehensive income	$7,500	$7,457

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Consolidated net income	$20,305	$16,134

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement losses, net of tax of $85 in 2018 and $132 in 2017	314	218
Unrealized gain (loss) on investments, net of tax of $173 in 2018 and $150 in 2017	(738)	241
Unrealized loss on interest rate swaps, net of tax of $92 in 2018	(308)	-
	(732)	459
Consolidated comprehensive income	19,573	16,593
Comprehensive loss attributable to non-controlling interest	-	(556)
Comprehensive income attributable to Turning Point Brands, Inc.	$19,573	$17,149

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$20,305	$16,134
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	2,384	6,116
Loss on sale of property, plant, and equipment	-	17
Depreciation expense	1,596	1,192
Amortization of other intangible assets	557	527
Amortization of deferred financing costs	712	768
Amortization of original issue discount	-	66
Deferred income taxes	2,806	1,847
Stock compensation expense	1,056	498
Changes in operating assets and liabilities:
Accounts receivable	(3,192)	(779)
Inventories	(18,840)	(970)
Other current assets	(5,971)	2,383
Other assets	144	(105)
Accounts payable	4,442	(2,292)
Accrued postretirement liabilities	(107)	(18)
Accrued liabilities and other	(4,918)	(4,993)
Net cash provided by operating activities	$974	$20,391

Cash flows from investing activities:
Capital expenditures	$(1,528)	$(1,052)
Restricted cash, MSA escrow deposits	(2,234)	320
Acquisitions, net of cash acquired	(19,161)	268
Issuance of note receivable	(6,500)	-
Receipt of note receivable repayment including prepayment penalty	7,475	-
Net cash used in investing activities	$(21,948)	$(464)

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from (payments of) 2018 first lien term loan, net	$156,000	$-
Proceeds from 2018 second lien term loan	40,000	-
Proceeds from 2018 revolving credit facility	30,000	-
Payment of dividends	(1,537)	-
Proceeds from (payments of) 2017 first lien term loans, net	(140,613)	142,075
Proceeds from (payments of) 2017 second lien term loan, net	(55,000)	55,000
Proceeds from (payments of) 2017 revolving credit facility, net	(8,000)	15,550
Payments of VaporBeast Note Payable	(2,000)	-
Proceeds from release of restricted funds	1,107	-
Payments of financing costs	(3,286)	(4,783)
Exercise of options	779	1,371
Payment to terminate acquired capital lease	(170)	-
Payments of first lien term loan	-	(147,362)
Payments of second lien term loan	-	(60,000)
Payments of revolving credit facility	-	(15,083)
Payments of Vapor Shark loans	-	(1,867)
Prepaid equity issuance costs	-	(394)
Surrender of options	-	(1,000)
Redemption of options	(623)	(1,740)
Distribution to non-controlling interest	-	(4)
Net cash provided by (used in) financing activities	$16,657	$(18,237)

Net increase (decrease) in cash:	$(4,317)	$1,690

Cash, beginning of period:
Unrestricted	2,607	2,865
Restricted	4,709	3,889
Total cash at beginning of period	7,316	6,754

Cash, end of period:
Unrestricted	1,631	4,235
Restricted	1,368	4,209
Total cash at end of period	$2,999	$8,444

Supplemental schedule of noncash investing activities:
Issuance of shares for acquisition	$5,292	$-

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Organizations

Turning Point Brands, Inc. (the “Company”), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), and International Vapor Group, LLC and its subsidiaries (collectively, “IVG”).

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $3.8 million and $2.9 million for the three months ending September 30, 2018 and 2017, respectively. Shipping costs incurred were approximately $10.5 million and $7.4 million for the nine months ending September 30, 2018 and 2017, respectively.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of September 30, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $29.9 million. At December 31, 2017, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.8 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

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

	As of September 30, 2018			As of December 31, 2017
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$1,367	$-	$1,367	$3,602	$-	$3,602
U.S. Governmental agency obligations
(unrealized loss position < 12 months)	3,181	(53)	3,128	722	(17)	705
U.S. Governmental agency obligations
(unrealized loss position > 12 months)	27,514	(2,084)	25,430	27,733	(1,214)	26,519
	$32,062	$(2,137)	$29,925	$32,057	$(1,231)	$30,826

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

	As of
	September 30, 2018	December 31, 2017
Less than one year	$1,499	$-
One to five years	9,600	7,114
Five to ten years	15,141	17,662
Greater than ten years	4,455	3,679
Total U.S. Governmental agency obligations	$30,695	$28,455

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	September 30, 2018	December 31, 2017

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	81	81
2017	83	70

Total	$32,063	$32,057

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

Prior to October 1, 2016, these FDA user fees applied only to those products then regulated by the FDA. Effective October 1, 2016, the FDA began additionally applying FDA user fees to newly “deemed” tobacco products subject to FDA user fees as described above, i.e., cigars and pipe tobacco.

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

The Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in the first quarter of 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of $0.1 million and $0.2 million from cost of sales and selling, general, and administrative expenses to net periodic benefit (income) expense, excluding service cost, for the three and nine months ended September 30, 2017, respectively.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, providing entities with an additional, optional transition method by which to adopt the new leases standard. ASU 2018-11 allows for application of the new leases standard at adoption date and recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new leases standard under this optional transition method on January 1, 2019, and does not expect a material adjustment to the opening balance of retained earnings at adoption. While the Company is still in the process of quantifying the impact to the consolidated balance sheet upon adoption, the Company expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities related to the Company’s operating lease agreements discussed in the Company’s 2017 Annual Report on Form 10-K. However, the Company does not expect adoption of ASU 2016-02 and ASU 2018-11 to have a material impact on its consolidated statements of income as the majority, if not all, of the Company’s leases are expected to remain operating in nature.

Note 3. Acquisitions

IVG

In September 2018, the Company acquired 100% of the equity interest of IVG for total consideration of $23.7 million satisfied through $14.4 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date.  All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of approximately $0.4 million within the consolidated statement of income for the three months ended September 30, 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Company’s NewGen portfolio. As of September 30, 2018, the Company had not completed the accounting for the acquisition. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired and are based on management’s preliminary estimates.

Total purchase price	$24,292
Adjustments to purchase price:
Cash acquired	(391)
Working capital	(245)
Adjusted purchase price	23,656

Assets acquired:
Working capital	2,681
Fixed assets	1,296
Intangible assets	8,140
Capital lease obligation	(169)
Net assets acquired	11,948

Goodwill	$11,708

The goodwill of $11.7 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Vapor Supply

On April 30, 2018, the Company purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. As of September 30, 2018, the Company had not completed the accounting for the acquisition of these assets. The following fair value for working capital (primarily inventory), fixed assets, and trade name are based on management’s preliminary estimates:

Fair Value

Working capital	$3,181
Fixed assets	498
Trade name	1,121
Total purchase price	$4,800

Pro Forma Information – IVG and Vapor Supply

The following table presents financial information regarding IVG and Vapor Supply operations included in our Consolidated Statement of Operations from the date of acquisition through September 30, 2018, under the “Vapor Supply and IVG Actuals from Acquisition Dates through September 30, 2018” column. The following table also presents unaudited pro forma information as if the acquisitions of IVG and Vapor Supply had occurred on January 1, 2017, under the “Pro Forma Consolidated” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration and consolidation of the acquisition. Amortization of fair value, interest on debt, and income tax adjustments are included in the numbers below.

	Vapor Supply and IVG Actuals	Pro Forma Consolidated
	from Acquisition Dates Through	Nine Months Ended September 30,
	September 30, 2018	2018	2017
Net sales	$9,737	$281,679	$270,795
Income (loss) before income taxes	(55)	24,556	21,539
Net income (loss)	$(55)	$20,386	$17,390

Basic earnings per common share:
Net income		$1.06	$0.92
Diluted earnings per common share:
Net income		$1.03	$0.89
Weight average common shares outstanding:
Basic - inclusive of voting and non-voting shares		19,290,096	18,915,606
Diluted - inclusive of voting and non-voting shares		19,767,667	19,503,130

Vapor Shark

In March 2017, the Company entered into a strategic partnership with Vapor Shark in which the Company committed to make a deposit up to $2.5 million to Vapor Shark in exchange for a warrant to purchase 100% of the equity interest in Vapor Shark on or before April 15, 2018. In the event the Company exercised the warrant, the Company granted Vapor Shark’s sole shareholder the option to purchase from Vapor Shark the retail stores it owns, effective as of January 1, 2018. In April 2017, the Company entered into a management agreement with Vapor Shark whereby the Company obtained control of the operations. As a result of the management agreement, Vapor Shark was accounted for as a VIE during the second quarter of 2017. The Company exercised its warrant on June 30, 2017, and obtained 100% ownership of Vapor Shark as of that date for a nominal purchase price. In January 2018, the Company finalized an agreement to pay Vapor Shark’s former sole shareholder total consideration of $1.5 million in exchange for terminating his option to purchase the company-owned stores. The Company paid Vapor Shark’s former sole shareholder $1.0 million in February 2018 with the remaining $0.5 million to be paid in 24 monthly installments through February 2020.

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company executed various forward contracts during the three months ended September 30, 2018, none of which met hedge accounting requirements, for the purchase of €2.3 million. The Company executed various forward contracts during the nine months ended September 30, 2018, none of which met hedge accounting requirements, for the purchase of €14.5 million. The Company executed no forward contracts during 2017. At September 30, 2018, and December 31, 2017, the Company had forward contracts for the purchase of €5.5 million and €0 million, respectively.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at September 30, 2018, resulted in a liability of $0.4 million included in other long-term liabilities.

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

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.0 million due to the recency of the note’s issuance, September 5, 2018, relative to the end of the quarter, September 30, 2018.

Long-Term Debt

As the Company’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of September 30, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $156.0 million and $40.0 million, respectively. As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively. See Note 10 of Notes to Consolidated Financial Statements for information regarding our current and past credit facilities.

Foreign Exchange

The Company had forward contracts for the purchase of €5.5 million at September 30, 2018. The Company had no forward contracts outstanding as of December 31, 2017. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in a loss of approximately $0.1 million for the nine months ended September 30, 2018. The fair value of the foreign exchange contracts resulted in a liability of less than $0.1 million as of September 30, 2018.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at September 30, 2018. The Company had no swap agreements outstanding at December 31, 2017. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.4 million as of September 30, 2018.

Note 6. Inventories

The components of inventories are as follows:

	September 30, 2018	December 31, 2017
Raw materials and work in process	$3,285	$2,545
Leaf tobacco	34,873	30,308
Finished goods - Smokeless products	7,313	5,834
Finished goods - Smoking products	13,604	14,110
Finished goods - NewGen products	35,103	14,532
Other	722	1,290
	94,900	68,619
LIFO reserve	(5,467)	(5,323)
	$89,433	$63,296

The inventory valuation allowance was $1.1 million and $0.5 million as of September 30, 2018, and December 31, 2017, respectively.

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Land	$22	$22
Buildings and improvements	2,320	2,072
Leasehold improvements	2,064	1,873
Machinery and equipment	13,275	12,635
Furniture and fixtures	4,601	3,821
	22,282	20,423
Accumulated depreciation	(11,697)	(11,564)
	$10,585	$8,859

Note 8. Other Current Assets

Other current assets consisted of the following:

	September 30, 2018	December 31, 2017
Inventory deposits	$9,251	$3,797
Other	5,305	6,545
	$14,556	$10,342

On May 18, 2018, the Company entered into an arrangement with a supplier which manufactures and distributes vapor products whereby the supplier received a $6.5 million loan with a maturity date of May 18, 2019. The note was secured by the supplier’s assets and accrued interest at an annual rate of 15% with quarterly interest payments due to the Company which began in August 2018.  In September 2018, the supplier repaid the full outstanding balance of the loan in addition to a $1.0 million early termination fee which was recorded as a reduction to selling, general, and administrative expenses.

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accrued payroll and related items	$4,142	$5,683
Customer returns and allowances	2,353	2,707
Other	10,906	10,304
	$17,401	$18,694

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following in order of preference:

	September 30, 2018	December 31, 2017
2018 First Lien Term Loan	$156,000	$-
2018 Second Lien Term Loan	40,000	-
Note payable - IVG	4,000	-
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - VaporBeast	-	2,000
Total notes payable and long-term debt	200,000	197,613
Less deferred finance charges	(3,471)	(3,573)
Less current maturities	(8,000)	(7,850)
	$188,529	$186,190

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.49% at September 30, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.36% at September 30, 2018. At September 30, 2018, the Company had $30.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $20.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $0.5 million letter of credit with Fifth Third Bank, resulting in $19.5 million of availability under the 2018 Revolving Credit Facility at September 30, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.15% at September 30, 2018.

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2018, was 15% and 17%, respectively, which includes a tax deduction of $3.3 million and $5.2 million for the three and nine months ended September 30, 2018, relating to stock option exercises. The Company’s effective income tax rate for the three and nine months ended September 30, 2017, was 30% and 19%, respectively, which includes a tax deduction of $2.6 million and $11.7 million for the three and nine months ended September 30, 2017, relating to stock option exercises. The Company’s effective income tax rate for the nine months ended September 30, 2018, also reflected a tax benefit of $0.4 million primarily related to Kentucky corporate income tax changes enacted in April 2018. The significant impacts to the Company regarding the Kentucky changes included a reduction of the corporate tax rate from 6% to 5% and moving to a single sales factor apportionment formula for tax years beginning on and after January 1, 2018.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$26	$26	$-	$-
Interest cost	135	164	30	36
Expected return on plan assets	(221)	(256)	-	-
Amortization of (gains) losses	33	114	(21)	-
Net periodic benefit (income) cost	$(27)	$48	$9	$36

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$78	$78	$-	$-
Interest cost	419	484	88	108
Expected return on plan assets	(728)	(768)	-	-
Amortization of (gains) losses	153	350	(61)	-
Curtailment loss	306	-	-	-
Net periodic benefit cost	$228	$144	$27	$108

Note 13. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2018, net of forfeitures, there were 18,247 shares of restricted stock, 184,000 performance-based restricted stock units, and 297,520 options granted under the 2015 Plan. There are 900,233 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	1,637,762	$2.41	$1.23

Granted	133,819	14.69	4.41
Exercised	(923,708)	1.55	0.83
Forfeited	(801)	15.37	4.59
Surrendered	(83,400)	1.06	0.54
Outstanding, December 31, 2017	763,672	5.73	2.36

Granted	124,100	21.27	6.33
Exercised	(196,585)	3.96	1.42
Forfeited	(13,595)	13.08	3.71
Outstanding, September 30, 2018	677,592	$8.95	$3.33

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017, was $5.2 million, and $11.7 million, respectively. The total intrinsic value of options surrendered during the nine months ended September 30, 2017, was $1.0 million.

At September 30, 2018, under the 2006 Plan, the outstanding stock options’ exercise price for 432,227 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 4.62 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At September 30, 2018, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018
Number of options granted	40,000	93,819	98,100	26,000
Options outstanding at September 30, 2018	38,300	84,665	96,400	26,000
Number exercisable at September 30, 2018	11,900	28,572	-	8,840
Exercise price	$13.00	$15.41	$21.21	$21.49
Remaining lives	8.37	8.63	9.44	9.46
Risk free interest rate	1.89%	1.76%	2.65%	2.62%
Expected volatility	27.44%	26.92%	28.76%	28.76%
Expected life	6.000	6.000	6.000	5.495
Dividend yield	-	-	0.83%	0.82%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017. The Company recorded compensation expense related to the options of approximately $0.6 million and $0.2 million for the nine months ended September 30, 2018 and 2017. Total unrecognized compensation expense related to options at September 30, 2018, is $0.5 million, which will be expensed over 1.93 years.

Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied). On March 31, 2017, the Company’s Board of Directors granted 94,000 PRSUs to employees of the Company. On March 7, 2018, the Company’s Board of Directors granted an additional 96,000 PRSUs to employees of the Company. The fair values of the PRSUs granted on March 31, 2017, and March 7, 2018, are $15.60 and $21.21, respectively, the Company’s stock price on the date of grant. As of September 30, 2018, there are 184,000 PRSUs outstanding, all of which are unvested. The Company recorded compensation expense related to the PRSUs of approximately $0.2 million and $0.1 million in the consolidated statements of income for the three months ended September 30, 2018 and 2017, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $0.4 million and $0.2 million in the consolidated statements of income for the nine months ended September 30, 2018 and 2017. Total unrecognized compensation expense related to these awards at September 30, 2018, is $2.7 million which will be expensed over the service periods based on the probability of achieving the performance condition.

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

Note 15. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$7,954			$7,374

Basic EPS:
Weighted average		19,378,054	$0.41		19,085,329	$0.39

Diluted EPS:
Effect of dilutive securities:
Stock options		504,940			504,095
		19,882,994	$0.40		19,589,424	$0.38

	Nine Months Ended September 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$20,305			$16,690

Basic EPS:
Weighted average		19,290,096	$1.05		18,915,606	$0.88

Diluted EPS:
Effect of dilutive securities:
Stock options		477,571			587,524
		19,767,667	$1.03		19,503,130	$0.86

Note 16. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: Smokeless products, Smoking products, and NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

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

The tables below present financial information about reported segments:

	Three Months Ended
	September 30,
	2018	2017

Net sales
Smokeless products	$21,743	$21,294
Smoking products	28,079	26,860
NewGen products	33,527	25,186
	$83,349	$73,340

Gross profit
Smokeless products	$11,020	$11,516
Smoking products	14,814	14,201
NewGen products	10,377	7,251
	$36,211	$32,968

Operating income (loss)
Smokeless products (1)	$4,114	$6,036
Smoking products (2)	8,595	8,958
NewGen products (3)	371	(535)
Other (4)	(122)	(25)
	$12,958	$14,434

Interest expense	3,836	4,027
Interest income	(134)	(4)
Investment income	(89)	(131)
Net periodic benefit (income) expense, excluding service cost	(45)	58

Income before income taxes	$9,390	$10,484

Capital expenditures
Smokeless products	$251	$446
Smoking products	-	-
NewGen products	274	39
	$525	$485

Depreciation and amortization
Smokeless products	$342	$341
Smoking products	-	-
NewGen products	343	255
	$685	$596

(1) Includes allocated corporate charges of $1,748 and $1,734 for the three months ended September 30, 2018 and 2017, respectively.
(2) Includes allocated corporate charges of $2,266 and $2,187 for the three months ended September 30, 2018 and 2017, respectively.
(3) Includes allocated corporate charges of $2,168 and $2,061 for the three months ended September 30, 2018 and 2017, respectively.
(4) “Other” includes the costs that are not assigned to the three reportable segments.

	Nine Months Ended
	September 30,
	2018	2017

Net sales
Smokeless products	$66,900	$63,563
Smoking products	84,403	81,056
NewGen products	87,089	67,595
	$238,392	$212,214

Gross profit
Smokeless products	$34,546	$32,385
Smoking products	43,158	42,018
NewGen products	26,111	18,303
	$103,815	$92,706

Operating income (loss)
Smokeless products (1)	$15,040	$15,256
Smoking products (2)	24,270	25,663
NewGen products (3)	(1,437)	(1,916)
Other (4)	(372)	(61)
	$37,501	$38,942

Interest expense	11,073	13,010
Interest income	(262)	(8)
Investment income	(328)	(334)
Loss on extinguishment of debt	2,384	6,116
Net periodic benefit expense, excluding service cost	176	174

Income before income taxes	$24,458	$19,984

Capital expenditures
Smokeless products	$1,140	$973
Smoking products	-	-
NewGen products	388	79
	$1,528	$1,052

Depreciation and amortization
Smokeless products	$1,014	$1,046
Smoking products	-	-
NewGen products	1,139	672
	$2,153	$1,718

(1) Includes allocated corporate charges of $6,010 and $5,324 for the nine months ended September 30, 2018 and 2017, respectively.
(2) Includes allocated corporate charges of $7,585 and $6,789 for the nine months ended September 30, 2018 and 2017, respectively.
(3) Includes allocated corporate charges of $6,948 and $5,662 for the nine months ended September 30, 2018 and 2017, respectively.
(4) “Other” includes the costs that are not assigned to the three reportable segments.

	September 30, 2018	December 31, 2017
Assets
Smokeless products	$100,199	$94,559
Smoking products	141,129	141,869
NewGen products	94,020	44,914
Other (1)	983	935
	$336,331	$282,277

(1) “Other” includes the assets that are not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended
	September 30,
	2018	2017

Wholesalers	$1,892	$2,818
Retail outlets	22,473	19,889
End-customers	9,162	2,479
	$33,527	$25,186

	NewGen Segment
	Nine Months Ended
	September 30,
	2018	2017

Wholesalers	$6,572	$7,971
Retail outlets	63,185	53,665
End-customers	17,332	5,959
	$87,089	$67,595

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended September 30,
	2018	2017
Domestic	$78,529	$69,484
Foreign	4,820	3,856
Total	$83,349	$73,340

	Nine Months Ended September 30,
	2018	2017
Domestic	$226,826	$203,210
Foreign	11,566	9,004
Total	$238,392	$212,214

Note 17. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.04 per common share was paid on October 12, 2018, to shareholders of record at the close of business on September 24, 2018.

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

Organizational Structure

We, Turning Point Brands, Inc., are a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”), and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast”, f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”, f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), and International Vapor Group, LLC and its subsidiaries (collectively, “IVG”).

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

Products

We operate in three segments: Smokeless products, Smoking products and NewGen products. In our Smokeless products segment we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we (i) market and distribute cigarette papers, tubes, and related products; (ii) market and distribute finished cigars and MYO cigar wraps; and (iii) process, package, market, and distribute traditional pipe tobaccos. In our NewGen products segment, we (i) market and distribute e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of vaping related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distribute a wide assortment of vaping related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platforms. Refer to the ‘Recent Developments’ section below for details regarding the Vapor Supply and IVG acquisitions. Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® in the NewGen segment.

Operations

Our core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our acquisition of VaporBeast in the fourth quarter of 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets and to ultimate consumers via non-traditional retail outlets as well. Our acquisitions of Vapor Shark in the second quarter of 2017, Vapor Supply in the second quarter of 2018, and IVG in the third quarter of 2018 have further expanded our selling network by allowing us to directly reach ultimate consumers through Vapor Shark, Vapor World, and VaporFi branded retail outlets. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. Approximately 85% of our production, as measured by net sales, is outsourced to suppliers. The remaining 15% represents our moist snuff tobacco operations located in Dresden, TN, and Louisville, KY; the packaging of our pipe tobacco in Louisville, KY; and the proprietary e-liquids operations located in Oklahoma City, OK, Louisville, KY, and Miami, FL. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense among other expenses.

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

Recent Developments

VMR

On October 2, 2018, VMR Products LLC (“VMR”), the supplier of V2 e-cigarettes to TPB under a long-term exclusive agreement for retail brick and mortar distribution and sales, was purchased by Juul Labs for a reported $75 million. Our contract anticipated such an event and affords an acquirer of VMR the right to terminate the contract, subject to certain terms and conditions including product buyback requirements and a termination payment based on the purchase price. On November 6, 2018, we received a letter from VMR, now owned by Juul Labs, stating that it would no longer accept orders and that we are permitted to continue to sell-through any V2 inventory. Our net sales of V2 products were $5.5 million for the nine months ended September 30, 2018. We have sufficient inventory on hand to satisfy sales through the first quarter of 2019. Thereafter, we intend to replace these volumes with new initiatives.

IVG

In September 2018, we acquired IVG for total consideration of $23.7 million satisfied through $14.4 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of approximately $0.4 million within the consolidated statement of income for the three months ended September 30, 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Company’s NewGen portfolio. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the IVG acquisition.

Vapor Supply

On April 30, 2018, we purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through our subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the Vapor Supply acquisition.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018, to the Three Months Ended September 30, 2017

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$21,743	$21,294	2.1%
Smoking products	28,079	26,860	4.5%
NewGen products	33,527	25,186	33.1%
Total net sales	83,349	73,340	13.6%
Cost of sales	47,138	40,372	16.8%
Gross profit
Smokeless products	11,020	11,516	-4.3%
Smoking products	14,814	14,201	4.3%
NewGen products	10,377	7,251	43.1%
Total gross profit	36,211	32,968	9.8%

Selling, general, and administrative expenses	23,253	18,534	25.5%
Operating income	12,958	14,434	-10.2%
Interest expense	3,836	4,027	-4.7%
Interest income	(134)	(4)	NM
Investment income	(89)	(131)	-32.1%
Net periodic benefit (income) expense, excluding service cost	(45)	58	NM
Income before income taxes	9,390	10,484	-10.4%
Income tax expense	1,436	3,110	-53.8%
Consolidated net income	$7,954	$7,374	7.9%

Net Sales:  For the three months ended September 30, 2018, consolidated net sales increased to $83.3 million from $73.3 million for the three months ended September 30, 2017, an increase of $10.0 million or 13.6%. The increase in net sales was primarily driven by volume growth in Smoking and NewGen which includes the addition of one month of IVG sales in 2018.

For the three months ended September 30, 2018, net sales in the Smokeless products segment increased to $21.7 million from $21.3 million for the three months ended September 30, 2017, an increase of $0.4 million or 2.1%.  For the three months ended September 30, 2018, volume decreased 2.2% and price/mix increased 4.3%. The increase in net sales was primarily driven by the continuing growth of Stoker’s® MST partially offset by declines in chewing tobacco attributable to increased competition, our promotional timing, and a continuing segment shift to lower price products.

For the three months ended September 30, 2018, net sales in the Smoking products segment increased to $28.1 million from $26.9 million for the three months ended September 30, 2017, an increase of $1.2 million or 4.5%. For the three months ended September 30, 2018, volume increased 3.0% and price/mix increased 1.5%. Net sales growth was primarily driven by volume growth for our Zig-Zag® branded papers and cigar wraps equating to $2.0 million of increases offset by $0.7 million of decreases related to our strategic decision to de-emphasize the low margin cigar products business and line rationalization of our MYO tobacco line.

For the three months ended September 30, 2018, net sales in the NewGen products segment increased to $33.5 million from $25.2 million for the three months ended September 30, 2017, an increase of $8.3 million or 33.1%. The increase in net sales was primarily driven by continued VaporBeast momentum, Vapor Supply net sales, and one month of IVG net sales.

Gross Profit:  For the three months ended September 30, 2018, consolidated gross profit increased to $36.2 million from $33.0 million for the three months ended September 30, 2017, an increase of $3.2 million or 9.8%.  Gross profit as a percentage of revenue decreased to 43.4% for the three months ended September 30, 2018, from 45.0% for the three months ended September 30, 2017, primarily due to the NewGen segment, which has lower margins, becoming a larger share of the Company.

For the three months ended September 30, 2018, gross profit in the Smokeless products segment decreased to $11.0 million from $11.5 million for the three months ended September 30, 2017, a decrease of $0.5 million or 4.3%. Gross profit as a percentage of net sales decreased to 50.7% of net sales for the three months ended September 30, 2018, from 54.1% of net sales for the three months ended September 30, 2017. The decrease in gross profit as a percentage of revenue was primarily driven by an unfavorable LIFO impact when compared to the prior year.

For the three months ended September 30, 2018, gross profit in the Smoking products segment increased to $14.8 million from $14.2 million for the three months ended September 30, 2017, an increase of $0.6 million or 4.3%. Gross profit as a percentage of net sales decreased to 52.8% of net sales for the three months ended September 30, 2018, from 52.9% of net sales for the three months ended September 30, 2017, primarily due to an unfavorable LIFO impact when compared to the prior year.

For the three months ended September 30, 2018, gross profit in the NewGen products segment increased to $10.4 million from $7.3 million for the three months ended September 30, 2017, an increase of $3.1 million or 43.1%. Gross profit as a percentage of net sales increased to 31.0% of net sales for the three months ended September 30, 2018, from 28.8% of net sales for the three months ended September 30, 2017, primarily as a result of the addition of IVG, a business-to-consumer operation which generally has higher margins, in 2018.

Selling, General, and Administrative Expenses:  For the three months ended September 30, 2018, selling, general, and administrative expenses increased to $23.3 million from $18.5 million for the three months ended September 30, 2017, an increase of $4.7 million or 25.5% due primarily to the inclusion of Vapor Supply and IVG selling, general, and administrative expenses, transaction costs associated with the IVG acquisition and variable costs associated with increased sales at VaporBeast partially offset by the prepayment penalty associated with the loan made to a supplier during the second quarter of 2018.

Interest Expense:  For the three months ended September 30, 2018, interest expense decreased to $3.8 million from $4.0 million for the three months ended September 30, 2017, as a result of lower interest rates from our March 2018 refinancing of our credit facility.

Interest Income:  For the three months ended September 30, 2018, interest income increased to $0.1 million from less than $0.1 million for the three months ended September 30, 2017, as a result of interest received from a note receivable issued to a supplier during the second quarter of 2018.

Income Tax Expense:  Our income tax expense of $1.4 million was 15.3% of income before income taxes for the three months ended September 30, 2018 compared to 29.7% for the three months ended September 30, 2017. The decrease is primarily a result of the change in the federal tax rate from 35% to 21% and the change in the Kentucky tax rate from 6% to 5%.

Investment Income:  Investment income relating to investment of the MSA escrow deposits was approximately $0.1 million for the three months ended September 30, 2018 and 2017.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended September 30, 2018 and 2017, was $8.0 million and $7.4 million, respectively.

Comparison of the Nine Months Ended September 30, 2018, to the Nine Months Ended September 30, 2017

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2018	2017	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$66,900	$63,563	5.2%
Smoking products	84,403	81,056	4.1%
NewGen products	87,089	67,595	28.8%
Total net sales	238,392	212,214	12.3%
Cost of sales	134,577	119,508	12.6%
Gross profit
Smokeless products	34,546	32,385	6.7%
Smoking products	43,158	42,018	2.7%
NewGen products	26,111	18,303	42.7%
Total gross profit	103,815	92,706	12.0%

Selling, general, and administrative expenses	66,314	53,764	23.3%
Operating income	37,501	38,942	-3.7%
Interest expense	11,073	13,010	-14.9%
Interest income	(262)	(8)	NM
Investment income	(328)	(334)	-1.8%
Loss on extinguishment of debt	2,384	6,116	-61.0%
Net periodic benefit expense, excluding service cost	176	174	1.1%
Income before income taxes	24,458	19,984	22.4%
Income tax expense	4,153	3,850	7.9%
Consolidated net income	20,305	16,134	25.9%
Net loss attributable to non-controlling interest	-	(556)	NM
Net income attributable to Turning Point Brands, Inc.	$20,305	$16,690	21.7%

Net Sales:  For the nine months ended September 30, 2018, consolidated net sales increased to $238.4 million from $212.2 million for the nine months ended September 30, 2017, an increase of $26.2 million or 12.3%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes an additional quarter of Vapor Shark results in 2018 and the acquisitions of Vapor Supply and IVG.

For the nine months ended September 30, 2018, net sales in the Smokeless products segment increased to $66.9 million from $63.6 million for the nine months ended September 30, 2017, an increase of $3.3 million or 5.2% primarily due to the continuing growth of Stoker’s® MST.

For the nine months ended September 30, 2018, net sales in the Smoking products segment increased to $84.4 million from $81.1 million for the nine months ended September 30, 2017, an increase of $3.3 million or 4.1% primarily driven by the continued growth of our Zig-Zag® branded papers and cigar wraps offset by decreases related to our strategic decision to de-emphasize the low margin cigar products business and line rationalization of our MYO tobacco line.

For the nine months ended September 30, 2018, net sales in the NewGen products segment increased to $87.1 million from $67.6 million for the nine months ended September 30, 2017, an increase of $19.5 million or 28.8%. The increase in net sales was primarily driven by continued VaporBeast momentum, one additional quarter of Vapor Shark results in 2018, and the acquisitions of Vapor Supply and IVG.

Gross Profit:  For the nine months ended September 30, 2018, consolidated gross profit increased to $103.8 million from $92.7 million for the nine months ended September 30, 2017, an increase of $11.1 million or 12.0%. Gross profit as a percentage of revenue decreased to 43.5% for the nine months ended September 30, 2018, from 43.7% for the nine months ended September 30, 2017, primarily due to the NewGen segment, which has lower margins, becoming a larger share of the Company.

For the nine months ended September 30, 2018, gross profit in the Smokeless products segment increased to $34.5 million from $32.4 million for the nine months ended September 30, 2017, an increase of $2.2 million or 6.7%. Gross profit as a percentage of net sales increased to 51.6% of net sales for the nine months ended September 30, 2018, from 50.9% of net sales for the nine months ended September 30, 2017. The increase in gross profit as a percentage of revenue is primarily due to a favorable LIFO impact when compared to the prior year.

For the nine months ended September 30, 2018, gross profit in the Smoking products segment increased to $43.2 million from $42.0 million for the nine months ended September 30, 2017, an increase of $1.1 million or 2.7%.  Gross profit as a percentage of net sales decreased to 51.1% of net sales for the nine months ended September 30, 2018, from 51.8% of net sales for the nine months ended September 30, 2017, primarily due to new product launch costs associated with our Zig-Zag® branded papers and cigar wraps product lines.

For the nine months ended September 30, 2018, gross profit in the NewGen products segment increased to $26.1 million from $18.3 million for the nine months ended September 30, 2017, an increase of $7.8 million or 42.7%. Gross profit as a percentage of net sales increased to 30.0% of net sales for the nine months ended September 30, 2018, from 27.1% of net sales for the nine months ended September 30, 2017, primarily due to acquisition activity which has resulted in business-to-consumer sales, which generally have higher margins, becoming a larger share of the NewGen segment.

Selling, General, and Administrative Expenses:  For the nine months ended September 30, 2018, selling, general, and administrative expenses increased to $66.3 million from $53.8 million for the nine months ended September 30, 2017, an increase of $12.6 million or 23.3%, due primarily to the inclusion of Vapor Supply and IVG selling, general, and administrative expenses in 2018 along with an additional quarter of Vapor Shark when compared to 2017, transaction costs associated with the Vapor Supply and IVG acquisitions, higher legal and litigation expenses associated with our anti-counterfeiting initiative, and variable costs associated with increased sales at VaporBeast partially offset by a receivable reserve reversal and prepayment penalty, both of which are associated with the loan issued to a supplier in the second quarter of 2018 which was repaid during the third quarter of 2018.

Interest Expense:  For the nine months ended September 30, 2018, interest expense decreased to $11.1 million from $13.0 million for the nine months ended September 30, 2017, as a result of lower interest rates from our March 2018 refinancing of our credit facility.

Interest Income:  For the nine months ended September 30, 2018, interest income increased to $0.3 million from less than $0.1 million for the nine months ended September 30, 2017, as a result of interest and fees received from a note receivable issued to a supplier during the second quarter of 2018.

Income Tax Expense:  Our income tax expense of $4.2 million was 17.0% of income before income taxes for the nine months ended September 30, 2018, compared to 19.3% for the nine months ended September 30, 2017. The decrease is a result of the change in the federal tax rate from 35% to 21%, the change in the Kentucky tax rate from 6% to 5%, and lower stock option exercises in 2018 compared to 2017.

Investment Income:  Investment income relating to investment of the MSA escrow deposits was approximately $0.3 million for the nine months ended September 30, 2018 and 2017.

Loss on Extinguishment of Debt:  For the nine months ended September 30, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing our credit facility in the first quarter of 2018. For the nine months ended September 30, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing our credit facility in the first quarter of 2017.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the nine months ended September 30, 2018 and 2017, was $20.3 million and $16.1 million, respectively.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest of $0.6 million for the nine months ended September 30, 2017, is related to Vapor Shark being a VIE in the second quarter of 2017.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc., for the nine months ended September 30, 2018 and 2017, was $20.3 million and $16.7 million, respectively.

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

(in thousands)	Three Months Ended September 30,
	2018	2017
Consolidated net income	$7,954	$7,374
Add:
Interest expense	3,836	4,027
Interest income	(134)	(4)
Income tax expense	1,436	3,110
Depreciation expense	479	421
Amortization expense	206	175
EBITDA	$13,777	$15,103
Components of Adjusted EBITDA
LIFO adjustment (a)	201	(641)
Pension/postretirement expense (b)	(18)	84
Stock options, restricted stock, and incentives expense (c)	367	226
Foreign exchange hedging (d)	70	-
Strategic initiatives (e)	1,126	219
New product launch costs (f)	545	566
Product line rationalizations (g)	301	314
Organizational development (h)	98	-
Adjusted EBITDA	$16,467	$15,871

(a)	Represents expense related to an inventory valuation allowance for last-in, first-out (“LIFO”) reporting.
(b)	Represents our non-cash Pension/postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents the fees incurred for the study of strategic initiatives and acquisition expenses.
(f)	Represents product launch costs of our new product lines.
(g)	Represents costs associated with discontinued products related to product line rationalization.
(h)	Represents costs associated with departmental restructuring.

(in thousands)	Nine Months Ended September 30,
	2018	2017
Net income attributable to Turning Point Brands, Inc.	$20,305	$16,690
Add:
Interest expense	11,073	13,010
Interest income	(262)	(8)
Loss on extinguishment of debt	2,384	6,116
Income tax expense	4,153	3,850
Depreciation expense	1,596	1,192
Amortization expense	557	526
EBITDA	$39,806	$41,376
Components of Adjusted EBITDA
LIFO adjustment (a)	144	246
Pension/postretirement expense (b)	254	252
Stock options, restricted stock, and incentives expense (c)	1,056	446
Foreign exchange hedging (d)	70	(90)
Product line rationalizations (e)	1,309	314
Strategic initiatives (f)	2,755	990
New product launch costs (g)	1,227	1,727
Organizational development (h)	778	-
Adjusted EBITDA	$47,399	$45,261

(a)	Represents expense related to an inventory valuation allowance for last-in, first-out (“LIFO”) reporting.
(b)	Represents our non-cash Pension/postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents costs associated with discontinued products related to product line rationalization.
(f)	Represents the fees incurred for the study of strategic initiatives and acquisition expenses.
(g)	Represents product launch costs of our new product lines.
(h)	Represents costs associated with departmental restructuring.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our 2018 Revolving Credit Facility (as defined herein) are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less current liabilities, increased $6.8 million to $48.1 million at September 30, 2018, compared with $41.3 million at December 31, 2017. The increase in working capital is primarily due to inventory increases resulting from the Vapor Supply asset purchase and the IVG acquisition, in addition to pre-tariff inventory buys within our existing operations, partially offset by borrowings against the 2018 Revolving Credit Facility to support acquisitions.

	As of
(in thousands)	September 30, 2018	December 31, 2017

Current assets	$112,223	$79,493
Current liabilities	64,161	38,230
Working capital	$48,062	$41,263

Cash Flows from Operating Activities

For the nine months ended September 30, 2018, net cash provided by operating activities was $1.0 million compared to net cash provided by operating activities of $20.4 million for the nine months ended September 30, 2017, a decrease of $19.4 million, primarily due to inventory increases to support increased sales and pre-tariff inventory buys.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018, net cash used by investing activities was $21.9 million compared to net cash used in investing activities of $0.5 million for the nine months ended September 30, 2017, a decrease of $21.5 million, primarily due to the Vapor Supply and IVG acquisitions.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $16.7 million compared to net cash used in financing activities of $18.2 million for the nine months ended September 30, 2017, an increase of $34.9 million, primarily due to borrowings against our 2018 Revolving Credit Facility to fund our investing activities.

Dividends

On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.04 per common share was paid on October 12, 2018, to shareholders of record at the close of business on September 24, 2018.

Long-Term Debt

As of September 30, 2018, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

(in thousands)	September 30, 2018	December 31, 2017
2018 Revolving Credit Facility	$30,000	$-
2018 First Lien Term Loan	156,000	-
2018 Second Lien Term Loan	40,000	-
Note payable - IVG	4,000	-
2017 Revolving Credit Facility	-	8,000
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - VaporBeast	-	2,000
	230,000	205,613
Less deferred financing charges	(3,471)	(3,573)
Less revolving credit facility	(30,000)	(8,000)
Less current maturities of long-term debt	(8,000)	(7,850)
Notes payable and long-term debt	$188,529	$186,190

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.34% at September 30, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.05% at September 30, 2018. At September 30, 2018, we had $30.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $20.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $0.5 million letter of credit with Fifth Third Bank, resulting in $19.5 million of availability under the 2018 Revolving Credit Facility at September 30, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.05% at September 30, 2018.

Note Payable – IVG

In September 2018, we issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 1, 2020.

Note Payable – VaporBeast

On November 30, 2016, we issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note”). The VaporBeast Note was $2.0 million principal with 6% interest compounded monthly and matured on May 30, 2018, at which time it was paid in full.

Off-balance Sheet Arrangements

During the third quarter of 2018 we executed forward contracts for the purchase of €2.3 million. During 2017, we executed no forward contracts. At September 30, 2018, and December 31, 2017, we had forward contracts for the purchase of €5.5 million and €0 million, respectively.

Contractual Obligations

As of September 30, 2018, there had been no material changes outside the ordinary course of business to our contractual obligations as of December 31, 2017, as reported in our 2017 Annual Report on Form 10-K, with the exception of changes to our long-term debt obligations due to the refinancing discussed in the ‘Long-Term Debt’ section.

The following tables summarize our contractual obligations (in thousands):

	Payments due by period as of September 30, 2018
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$280,795	$51,969	$44,632	$142,600	$41,594

	Payments due by period as of December 31, 2017
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$266,052	$29,803	$42,444	$193,805	$-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases during the three months ended September 30, 2018, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2017 Annual Report on Form 10-K, during the period. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2017 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2017 Annual Report on Form 10-K, during the three months ended September 30, 2018. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2017 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

Our March 2018 refinancing resulted in all of our long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, we entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. At September 30, 2018, $70 million of our outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $1.5 million per year. Refer to Note 4 of Notes to Consolidated Financial Statements located at Part I, Item 1, for additional information regarding the interest rate swaps.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2018. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, the Company issued 153,079 unregistered shares of the Company’s common stock to the former stockholders of IVG as partial consideration for the Company’s acquisition of IVG. In September 2018, the Company acquired IVG for total consideration of $23.7 million satisfied through $14.4 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners. Refer to Note 3 of Notes to Consolidated Financial Statements located at Part I, Item 1, for additional information.

The issuance of unregistered shares was made by the Company in reliance upon Section 4(a)(2) of the Securities Act of 1933, a amended (the “1933 Act”) and Regulation D promulgated thereunder. All of the individuals and/or entities that received the unregistered securities were “accredited investors” and were all known to the Company and its management through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates representing such securities that were issued contained restrictive legends, prohibiting further transfer of the securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	International Vapor Group Stock Purchase Agreement dated as of September 5, 2018, between Turning Point Brands, Inc. and International Vapor Group, LLC.*+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Lavan.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*	Filed or furnished herewith

+
Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

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

Date: November 7, 2018