Form 10-K
period 2018-12-31
Turning Point Brands, Inc.
filed 2019-03-07
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $257 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.

At February 25, 2019, there were 19,556,869 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 1, 2019, expected to be filed with the Securities and Exchange Commission on or about March 20, 2019, are incorporated by reference into Part III hereof.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by TPB in this annual report on Form 10-K speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	our products are subject to developing and unpredictable regulation;
•	our products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing our NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;

•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
•	our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our common stock;
•	our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of our common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights;
•	future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us;
•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock; and
•	our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm our stock price.

PART I

Item 1.	Business

Turning Point Brands, Inc., Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading, independent provider of Other Tobacco Products (“OTP”) in the U.S. We estimate the OTP industry generated approximately $11 billion of manufacturer revenue in 2017. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. We were the 6th largest competitor in terms of total OTP consumer units sold during 2018. We sell a wide range of products across the OTP spectrum; however, we do not sell cigarettes. Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast®, Vapor Shark®, and VaporFi®. We currently ship to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell our products. We operate in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products.

We have a portfolio of widely recognized brands with significant customer loyalty. We have an experienced management team that possesses long-standing industry relationships and a deep understanding of the OTP industry. We have identified additional opportunities to grow sales, including the launch of new products and expanding our distribution and salesforce. We also believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2018, our products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 210,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, where over 60% of all OTP volume is currently sold, according to MSAi.

Smokeless Segment

Our Smokeless segment includes both loose leaf chewing tobacco and moist snuff tobacco (“MST”). Our Smokeless focus brand is Stoker’s in both chewing tobacco and MST. Stoker’s® chewing tobacco has grown considerable share over the last several years and is presently the #1 discount brand and the second largest brand in the industry, with approximately a 19% market share. Our status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango®, and the five Wind River Brands we acquired in November 2016. Collectively, the company is the #2 marketer of chewing tobacco with approximately 28% market share. Our chewing tobacco operations are facilitated through our long-standing relationship with Swedish Match, the manufacturer of our loose leaf chewing tobaccos.1

In MST, Stoker’s remains among the fastest growing brands and holds a 7.4% share in the stores with distribution and a 3.5% share of the total U.S. MST market. Stoker’s pioneered the large 12 oz. tub packaging format and is manufactured using a proprietary process that we think results in a superior product. In late 2015, we extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Our proprietary manufacturing process is conducted at our Dresden, Tennessee, plant and packaged in both our Dresden, Tennessee, and Louisville, Kentucky facilities.1

Smoking Segment

Our Smoking segment principally includes cigarette papers and Make-Your-Own (“MYO”) cigar wraps. The iconic strength of the Zig-Zag® brand drives our leadership position in both the cigarette papers and MYO cigar wrap markets. In cigarette papers, Zig-Zag® is the #1 premium cigarette paper in the U.S. with approximately 30% total market share. Management estimates also indicate that Zig-Zag® is the #1 brand in the promising Canadian market. Cigarette paper operations are aided by our sourcing relationships with Bolloré.1

In MYO cigar wraps, the Zig-Zag® brand commands about three-quarters of the market and continues to innovate in novel ways, including our recent introduction of Zig-Zag® ‘Rillo sized wraps which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars. MYO cigar wraps operations are facilitated by our long-standing commercial relationship with the patent holder, Durfort.1

NewGen Segment

Our NewGen segment includes our acquisitions of Smoke Free Technologies, d/b/a VaporBeast (“VaporBeast”), The Hand Media and its subsidiaries, d/b/a Vapor Shark (collectively, “Vapor Shark”), Vapor Supply, and

[1]	Brand rankings and market share percentages obtained from MSAi as of December 31, 2018.

International Vapor Group and its subsidiaries (collectively, “IVG”) which have solidified our status as a major player within the NewGen segment. VaporBeast is a leading distributor of liquid and device vapor products servicing the non-traditional retail channel. Vapor Shark is a leading distributor and manufacturer of premium vaping e-liquids with distribution through non-traditional retail as well as Vapor Shark branded retail locations. Vapor Supply operates high-volume vapor outlets in the Oklahoma market in addition to a B2B wholesale vapor business. IVG operates a strong B2C eCommerce business with direct sales to consumers nationwide and abroad through the Direct-Vapor and VaporFi brands and runs a wholesale vaping business under the Direct-Vapor mark. Our acquisition of VaporBeast, Vapor Shark, Vapor Supply, and IVG accelerated our entry into the non-traditional retail outlets for vaporizers, e-liquids, and accessories. We believe our NewGen business will expand further as consumers continue to move from combustible cigarettes to vaping. We believe we are well-positioned to act as a consolidator in the NewGen space in anticipation of increased regulation and will continue to explore potential acquisitions. Refer to Note 3 of our Notes to Consolidated Financial Statements for further details regarding these acquisitions.

In November 2018, we announced a minority position (19.99%) in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. On January 15, 2019, we announced the formation of Nu-X Ventures dedicated to the development, production and sale of alternative products including CBD and proprietary vapor products. Nu-X management is working collaboratively with CASH to bring proprietary CBD products to market. Both Nu-X CBD and proprietary vapor products will leverage the TPB national salesforce and the wholesale distribution prowess of VaporBeast and the B2C selling power at IVG to distribute novel new products across our full platform of opportunity.

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

Competitive Strengths

We believe our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Our Stoker’s® and Zig-Zag® brands are each well established and date back 79 and 119 years, respectively. The NewGen segment has been built primarily through the 2016 acquisition of VaporBeast and the 2018 acquisition of IVG, leading sellers of e-liquids, devices, and accessories.

•	Stoker’s® is the #2 loose leaf chewing tobacco brand and among the fastest growing MST brands in the industry. We manufacture Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what we believe is a superior product.
•	Zig-Zag® is the #1 cigarette paper brand in terms of retail dollar sales in the U.S., as measured by Nielsen Convenience, with significant distribution in Canada. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi.
•	VaporBeast is a leading distributor of liquid vapor products to the non-traditional retail channel. Revenue growth at VaporBeast has been delivered through a more effective selling process, which generated increased order sizes and the frequency of customer orders.
•	IVG is a leading B2C marketer of proprietary and third party liquid vapor products.

We believe the Stoker’s® brand is seen as an innovator in both the loose leaf chewing tobacco and moist snuff markets. Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. VaporBeast is a powerful distribution engine that allows us to further penetrate the vaporizer and e-liquids markets via non-traditional retail outlets. Most recently, the 2018 acquisition of IVG moves TPB directly into the highly attractive, high margin B2C segment via the flagship VaporFi® brand.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands. We methodically target markets which we believe have significant growth potential. We have been successful in entering new product categories by extending existing products and brands in addition to introducing new products:

•	We leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a product whose size was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established us as the market leader with over 50% of the Tub market. In third quarter 2015, we introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.
•	In 2009, we extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. We are now the market share leader for MYO cigar wraps with approximately a 75% share. We believe our success was driven by the Zig-Zag® tobacco branding, which we feel is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products.
•	VaporBeast quickly established itself as a leading marketer and distributor of liquid vapor products to the non-traditional retail universe. With its national footprint, VaporBeast is leveraging its regional consumer preference insights to further accelerate sales advances.
•	The IVG acquisition, and specifically the VaporFi B2C marketing engine, offers us the opportunity to leverage the marketing competencies and processes to sell novel new proprietary products across multiple channels and platforms.

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

Extensive Distribution Network and Data Driven Sales Organization

We have taken important steps to enhance our selling and distribution network and consumer marketing capabilities while keeping our capital expense requirements relatively low. We service our traditional tobacco and vapor customer bases with an experienced sales and marketing organization of approximately 174 professionals who possess in-depth knowledge of the tobacco and vapor industries. We extensively use data supported by leading technology to enable our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level. We subscribe to a sales tracking system provided by MSAi that measures all OTP product shipments by all market participants, on a weekly basis, from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand share and volume trends across multiple categories at the individual store level, allowing us to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within our Stoker’s product categories, we have seen a positive correlation between the frequency of store calls by our salesforce and our retail market share. As the initial sales effort is critical to the success of a product launch, we believe our experienced salesforce, expansive distribution network, and leading market analytics put us in a strong position to swiftly execute new product launches in response to evolving consumer and market preferences.

Long-standing, Strong Relationships with an Established Set of Producers

As part of our asset-light operating model we built long-standing and extensive relationships with leading, high-quality producers. In 2018, our three most important suppliers were:

•	Swedish Match, which manufactures our loose leaf chewing tobacco;
•	Bolloré, which provides us with exclusive access to the Zig-Zag® cigarette paper and accessories brand for the U.S. and Canada; and
•	Durfort, from which we source our MYO cigar wraps.

By outsourcing the production of products that represent more than 80% of our net sales to a select group of suppliers with whom we have strong relationships, we are able to maintain low overhead costs and minimal capital expenditures, which together drive our margins.

Experienced Management Team

With an average of approximately 25 years of consumer products experience, including an average of 23 years in the tobacco industry, our senior management team has enabled us to grow and diversify our business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies, including Altria Group, Inc. (formerly Philip Morris); Liggett & Myers Tobacco Company (now Liggett Group, a subsidiary of Vector Group ltd); Swedish Match; and American Brands, Inc. Given the professional experience of the senior management team we are able to analyze risks and opportunities from a variety of perspectives. Our senior leadership has embraced a collaborative culture in which the combined experience, analytical rigor, and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands.

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

Grow Share of Existing Product Lines, Domestically and Internationally

We intend to remain a consumer centric organization with an innovative view and understanding of the OTP market. We believe there are meaningful opportunities for growth within the OTP market and in the emerging alternatives market which includes cannabidiol isolate (“CBD”). We expect to continue to identify unmet consumer needs and provide quality products that we believe will result in genuine consumer satisfaction and foster the growth of revenue. We maintain a robust product pipeline and plan to strategically introduce new products in attractive, growing OTP segments, both domestically and internationally. For example, in addition to our successful launch of Stoker’s® smaller 1.2 oz. MST cans, we believe there are opportunities for new products in the MST pouch and MYO cigar wrap markets. Products currently in our pipeline include Zig-Zag® Natural Leaf Wraps and Zig-Zag® Unbleached Paper and Zig-Zag® Cones in the Smoking products segment and Primal® Hemp Wraps/Cones, small form factor vaping devices and pods as well as CBD products in the NewGen products segment. We believe we have successfully built strong, powerful brands possessing significant potential.

In 2018, less than 5% of our revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we are pursuing an international growth strategy to broaden sales and strengthen margins. We believe international sales represent a meaningful growth opportunity. Our goals include expanding our presence in the worldwide OTP industry on a targeted basis. For example, we are selling our Stoker’s® MST products in South America, and Primal® herbal wraps and cones internationally. We intend to pursue a dual path of introducing our own products and brands as well as partnering with other industry leaders to improve market access and profitability in efforts to support our international expansion.

Expand into Adjacent Categories through Innovation and New Partnerships

We continually evaluate opportunities to expand into adjacent product categories by leveraging our current portfolio or through new partnerships. In 2009, we leveraged the Zig-Zag® tobacco brand and introduced Zig-Zag® MYO cigar wraps with favorable results. We now command the #1 market share position for that segment. We are currently expanding our Zig-Zag® MYO cigar wraps through the expansion of the Zig-Zag® ‘Rillo™ size cigar wraps which are similar in size to machine-made cigarillos, the most popular and rapidly growing cigar type. Additionally, we leveraged the big value equity in Stoker’s to launch a highly-differentiated and proprietary MST product that remains among the fastest growing brands in the category We have identified a number of new adjacencies and we intend to leverage our existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Continue to Grow a Strong NewGen Platform

The OTP category is continually evolving as consumers actively seek out new products and product forms. Given this market demand, we have developed a NewGen product platform which we believe will serve new and evolving consumer demands across multiple product categories. Core products within our existing NewGen segment include electronic cigarette (“e-cigarette”) and vapor products, including e-liquids, and herbal smoking products which contain no tobacco or nicotine.

Moving forward, we have identified additional opportunities in both CBD and vapor which we intend to take to market under our newly established subsidiary, Nu-X Ventures. Through our partnership with CASH and the keen insights we have attained in the vapor space over the last several years, we intend to fully leverage the total TPB infrastructure to place novel Nu-X products at retail and online via our B2C expertise.

Based upon our continuing success in the vapor channel, we remain optimistic that the liquid vapor segment will continue to present opportunities for additional growth as it allows each customer to customize his or her experience by being able to choose both flavor and nicotine level. Although the liquid vapor segment is still developing, we believe that it is already becoming highly disruptive to the combustible cigarette industry, particularly in traditional retail where sales have rapidly expanded over each of the last two years. While traditional retail has experienced significant liquid vapor sales increases, we believe a significant portion of current liquid vapor revenues are earned outside of the traditional retail environment through online sales or in non-traditional retail outlets.

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

Substantially all of our 2018 U.S. gross profit was derived from sales of products currently regulated by the U.S. Food and Drug Administration (“FDA”) Center for Tobacco Products. We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller OTP manufacturers currently lack this infrastructure, which we believe is necessary to comply with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. For example, our acquisition of the North American Zig-Zag® cigarette papers distribution rights in 1997 has made us the #1 premium cigarette paper brand in the U.S. in terms of retail dollar sales, as measured by Nielsen. Perhaps more importantly, we own the Zig-Zag® tobacco trademark in the U.S. and have leveraged this asset effectively with approximately 50% of our total 2018 Zig-Zag branded net sales under our own Zig-Zag® marks rather than those we license from Bolloré. In 2003, we acquired the Stoker’s® brand. We have since built the brand to a strong #2 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion where it remains among the fastest growing MST brands in the industry. More recently, we have completed five acquisitions since our IPO to acquire (i) smokeless tobacco brands from Wind River, (ii) VaporBeast, (iii) Vapor Shark, (iv) Vapor Supply, and (v) IVG. Additionally, our strategic minority interest in CASH gives us access to a pipeline of novel new CBD products that we believe will be a dynamic force in the industry.

Maintain Lean, Low-Cost Operating Model

We have a lean, asset-light manufacturing and sourcing model which requires low capital expenditures and utilizes outsourced supplier relationships. We believe our asset-light model provides marketplace flexibility and allows us to achieve favorable margins. Our market analytics allow us to efficiently and effectively address evolving consumer and market demands. Our supplier relationships allow us to increase the breadth of our product offerings and quickly enter new OTP markets as management is able to focus on brand building and innovation. We intend to continue to optimize our asset-light operating model as we grow in order to maintain a low cost of operations and healthy margins. In 2018, approximately 85% of our net sales were derived from outsourced production operations. Our capital expenditures have ranged between $1.3 million and $3.2 million per year over the previous 5 years. We do not intend to outsource our MST production as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

Raw Materials, Product Supply, and Inventory Management

We source our products through a series of longstanding, highly-valued relationships which allow us to conduct our business on an asset-light, distribution-focused basis.

The components of inventories at December 31, 2018 and 2017, were as follows (in thousands):

	December 31, 2018	December 31, 2017
Raw materials and work in process	$2,722	$2,545
Leaf tobacco	34,977	30,308
Finished goods - Smokeless products	6,321	5,834
Finished goods - Smoking products	14,666	14,110
Finished goods - NewGen products	37,194	14,532
Other	738	1,290
	96,618	68,619
LIFO reserve	(5,381)	(5,323)
	$91,237	$63,296

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

We obtain our MYO cigar wraps from the patent holder under our agreement with Durfort in the Dominican Republic. We also obtain our Zig-Zag branded cigar products from the Dominican Republic. We obtain our pipe tobaccos from domestic sources. We generally purchase these tobaccos through multiple sources; thus, we believe we are not dependent on a single supplier. We package these products at our Louisville, Kentucky, facility.

NewGen Products

We have sourcing relationships that are capable of providing liquid vapor products for other companies’ brands and for producing our own branded product lines in the category. Our acquisitions of VaporBeast, Vapor Shark, Vapor Supply, and IVG have (i) accelerated our entry into the non-traditional retail channel, where we believe a significant portion of liquid vapor products are sold; (ii) provided enhanced distribution of products; and (iii) established best-in-class distribution and B2C platforms combining eCommerce selling skills with a national, retail salesforce. We believe the VaporBeast B2B competency coupled with the IVG B2C selling strengths and our national retail salesforce is a genuine competitive advantage and one that we intend to leverage on behalf of Nu-X CBD and vapor products. Furthermore, we have established a sourcing group in Asia to ensure timely and cost-effective access to marketplace winners and new product launches, while also maximizing margin through thoughtful logistics strategies.

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

The agreement had an initial ten-year term and will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement, or unless otherwise terminated by mutual agreement of the parties in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. The terms allow the agreement to be assumed by a buyer, terminated for uncured material breach, or terminated by us subject to a buyout. We also hold a right of first refusal to acquire the manufacturing plant as well as Swedish Match’s chewing tobacco unit. The agreement was automatically renewed for the first of five 10-year renewal periods on September 4, 2018.

Production and Quality Control

We primarily outsource our manufacturing and production processes and focus on packaging, marketing, and distribution. We currently manufacture approximately 15% of our products as measured by net sales. Our in-house manufacturing operations are limited to (i) the manufacturing of our moist snuff products, which occurs at our facility in Dresden, Tennessee; (ii) the packaging of our moist snuff products at our facilities in Dresden, Tennessee, and Louisville, Kentucky; (iii) the manufacturing of e-liquids at our Louisville, Kentucky, facility; and (iv) the processing and packaging of our pipe tobacco products, which is completed at our manufacturing facility in Louisville, Kentucky. Our MST products are processed in-house, rather than outsourced, as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

We use proprietary production processes and techniques, including strict quality controls. Our quality control group routinely tests the quality of the tobacco, flavorings, application of flavorings, premium cigarette papers, tubes and injectors, cigars, MYO cigar wraps, liquid vapor products, and packaging materials. We utilize sophisticated quality controls to test and closely monitor the quality of our products. The high quality of our tobacco products is largely the result of using high-grade tobacco leaf and food-grade flavorings and, on an ongoing basis, analyzing the tobacco cut, flavorings, and moisture content together with strict specifications for sourced products.

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

As of December 31, 2018, we had a nationwide tobacco and vapor sales and marketing organization of approximately 174 professionals. Our tobacco-related sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2018, our tobacco-related sales and marketing efforts enabled our products to reach an estimated 210,000 retail doors in North America and over 800 direct wholesale customers with an additional 100 secondary, indirect wholesalers in the U.S.

Our tobacco sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. Our NewGen sales efforts are focused on alternative channels and winning new stores, increasing store share of requirements and growing the B2C engine to capture a greater share of online sales direct to the consumer. We have expanded, and intend to continue to expand, the sales of our products into previously underdeveloped geographic markets and retail channels. In 2018, we derived more than 95% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

We subscribe to a sales tracking system from MSAi that records all traditional OTP product shipments (ours as well as those of our competitors) from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Additionally, the ability to select from a range of parameters and to achieve this level of granularity means we can analyze marketplace trends in a timely manner and swiftly evolve our business planning to meet market opportunities.

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

In the years ended December 31, 2018, 2017, and 2016, we did not have any customer that accounted for 10% or more of our net sales. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses. Sales to customers within our NewGen segment are generally prepaid.

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

Smoking Products

Our principle competitors for premium cigarette paper sales are Republic Tobacco, L.P. and HBI International. Our two major competitors for MYO cigar wraps are New Image Global, Inc., and Blunt Wrap USA.

NewGen Products

In the NewGen products segment, aside from the established operations of Juul Labs, our competitors are varied as the market is relatively new and highly fragmented. Our direct competitors sell products that are substantially similar to our products through the same channels in which we sell our liquid vapor products. We compete with these direct competitors for sales through wholesalers and retailers including, but not limited to, vapor stores, national chain stores, tobacco shops, and convenience stores and in the online direct to consumer environment. Through our acquisitions we now also compete directly with other non-traditional distributors and retailers.

Patents, Trademarks, and Trade Secrets

We have numerous registered trademarks relating to our products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River®, VaporBeast®, Vapor Shark®, DirectVapor®, VaporFi®, and SouthBeachSmoke®. The registered trademarks, which are significant to our business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formula trade secrets relating to our tobacco products, which are key assets of our businesses, are maintained under strict secrecy. The Zig-Zag® trade name and trademark for premium cigarette papers and related products are owned by Bolloré and have been exclusively licensed to us in the U.S. and Canada. The Zig-Zag® trade name and trademark for e-cigarette and vaporizers are also owned by Bolloré and have been exclusively licensed to us in the U.S. We own the Zig-Zag® trademark with respect to its use in connection with products made with tobacco including, without limitation, cigarettes, cigars, and MYO cigar wraps in the U.S.

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on our high-tech data systems. We spent approximately $2.5 million, $2.3 million, and $2.0 million dollars on research and development and quality control efforts for the years ended December 31, 2018, 2017, and 2016, respectively.

Employees

As of February 25, 2019, we employed 520 full-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

Internet Address and Company SEC Filings

Our primary Internet address is www.turningpointbrands.com. On the investor relations portion of our website, www.turningpointbrands.com/investor-relations, we provide a link to our electronic filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make all such filings available free of charge as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

Risks related to our business and industry include the following:

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, as measured by MSAi, have been generating modest volume gains. For instance, while loose leaf chewing tobacco products have declined for over a decade, MST, a much larger Smokeless segment, has been growing in the low single digits over the same period. Additionally, cigarillo cigars and MYO cigar wraps have each demonstrated MSAi volume gains in recent years. Our tobacco products comprised approximately 61% of our total 2018 net sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation and taxation and changes in consumer spending habits.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2018, our three most important suppliers and producers were: (i) Swedish Match, which produces all of our loose leaf chewing tobacco in the U.S., (ii) Bolloré, which provides us with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada, and (iii) Durfort, from which we source our MYO cigar wraps.

All of our loose leaf tobacco products are manufactured for us by Swedish Match pursuant to a ten-year renewable agreement, which we entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, we retain the rights to all marketing, distribution and trademarks over the loose leaf brands that we own or license. The agreement renewed for an additional ten-year term in 2018. We share responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to our loose leaf products. We rely on the performance by Swedish Match of its obligations under the agreement for the production of our loose leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or our relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose leaf tobacco products could have a material adverse effect on our business, results of operations, and financial condition.

All of our Zig-Zag® premium cigarette papers, cigarette tubes, and injectors are sourced from Bolloré, pursuant to a renewable 20-year exclusive agreement. This agreement was most recently renewed in 2012. In addition, under the terms of the agreement with Bolloré, we renegotiate pricing terms every five years. Further, Bolloré sources its needs for certain of our orders from an affiliate of one of our competitors.

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

Pursuant to agreements with certain suppliers, we have agreed to store tobacco inventory purchased on our behalf and generally maintain a 12- to 24-month supply of our various tobacco products at their facilities. We cannot guarantee our supply of these products will be adequate to meet the demands of our customers. Further, a major fire, violent weather conditions, or other disasters that affect us or any of our key suppliers or producers, including Bolloré, Swedish Match, or Durfort, as well as those of our other suppliers and vendors, could have a material adverse effect on our operations. Although we have insurance coverage for some of these events, a prolonged interruption in our operations, as well as those of our producers, suppliers, or vendors, could have a material adverse effect on our business, results of operations, and financial condition. In addition, we do not know whether we will be able to renew any or all of our agreements on a timely basis, on terms satisfactory to us, or at all.

Any disruptions in our relationships with Bolloré, Swedish Match, or Durfort, a failure to renew any of our agreements, an inability or unwillingness by any supplier to produce sufficient quantities of our products in a timely manner or finding a new supplier would have a significant impact on our ability to continue distributing the same volume and quality of products and maintain our market share, even during a temporary disruption, which could have a material adverse effect on our business, results of operations and financial condition.

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

We have two licensing agreements with Bolloré, the first of which governs licensing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, and the second of which governs licensing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids. In 2018, we generated $112 million in net sales of Zig-Zag® products, of which approximately $56 million was generated from products sold through our license agreement with Bolloré. In the event the licensing agreements with Bolloré are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing, marketing, or otherwise promoting of cigarette papers of a competitor without Bolloré’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis, on terms satisfactory to us, or at all. As a result of these restrictions, if our agreements with Bolloré are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

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

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) authorized the FDA for regulatory authority over tobacco products. The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act (“CSTHEA”), which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the U.S. Customs and Border Protection (“CBP”) and the U.S. Center for Disease Control and Prevention’s (“CDC”) Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including de facto bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition.

Some of our products are subject to developing and unpredictable regulation.

Some of our NewGen products marketed through our Nu-X subsidiary and similar third-party products sold through our NewGen distribution vehicles may be subject to uncertain federal, state and local regulations concerning hemp, CBD and other non-tobacco consumable products. Enforcement initiatives by those authorities are therefore unpredictable and impossible to anticipate. We anticipate that all levels of government are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. Accordingly, we cannot give any assurance that such actions would not have a material adverse effect on this emerging business.

Our products are regulated by the FDA, which has broad regulatory powers.

Substantially all of our 2018 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

Although the FDA is prohibited from issuing regulations banning all cigarettes, all smokeless tobacco products, all little cigars, all cigars other than little cigars, all pipe tobacco, or all roll-your-own tobacco, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that its regulations in accordance with the Tobacco Control Act could result in a decrease in cigarette and smokeless tobacco sales in the U.S. We believe that such regulation could adversely affect our ability to compete against our larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Our ability to gain efficient market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules and regulations. Some of our currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for us to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which we cannot guarantee we will be able to obtain. In addition, failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of us. To the extent we are unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on our business, results of operations and financial condition.

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

Marketing authorizations will be necessary in order for us to continue our distribution of NewGen and cigar and pipe tobacco products. Compliance dates vary depending upon type of application submitted, but all newly-deemed products will require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods. We intend to timely file for the appropriate authorizations to allow us to sell our products in the U.S. We have no assurances that the outcome of such processes will result in our products receiving marketing authorizations from the FDA. We also have certain previously-regulated tobacco products which FDA removed from review but remain subject to “provisional” substantial equivalence filings made on March 22, 2011; however, FDA has the discretion to reinitiate review of these products. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

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

Furthermore, neither the Prevent All Cigarette Trafficking Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products. There may, in the future, also be increased regulation of additives in tobacco products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues, imposed excise taxes, or limited sales of flavored NewGen products. Additional city, state or federal regulators, municipalities, local governments and private industry may enact additional rules and regulations restricting electronic cigarettes and vaporizer products. Because of these restrictions, our customers may reduce or otherwise cease using our NewGen products, which could have a material adverse effect on our business, results of operations and financial condition.

Increases in tobacco-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

Tobacco products, premium cigarette papers and tubes have long been subject to substantial federal, state and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize tobacco usage. Since 1986, smokeless products have been subject to federal excise tax. Smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported.

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

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco products, and many have raised or proposed to raise excise taxes in recent years. Approximately one-half of the states tax MST on a weight-based versus ad valorem system of taxation. Additional states may consider adopting such revised tax structures as well. Tax increases, depending on their parameters, may result in consumers switching between tobacco products or depress overall tobacco consumption, which is likely to result in declines in overall sales volumes.

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

Presently the federal government and most states do not tax the sale of NewGen products like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of December 31, 2018, California, Delaware, the District of Columbia, Kansas, Louisiana, Minnesota, New Jersey, North Carolina, Pennsylvania, West Virginia and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

Canada and some Canadian provinces have restricted or are contemplating restrictions on the sales and marketing of electronic cigarettes. Furthermore, some Canadian provinces have limited the use of electronic cigarettes and vaporizer products in public places. These measures, and any future measures taken to limit the marketing, sale and use of NewGen products may have a material adverse effect on our business, results of operations and financial condition.

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

As of February 25, 2019, we had $212.0 million outstanding under our credit facility with the ability to borrow an additional $30.7 million under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

Our substantial amount of indebtedness could limit our ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;
•	plan for, or react to, changes in our business and the industries in which we operate;
•	make future acquisitions or pursue other business opportunities;
•	react in an extended economic downturn; and
•	pay dividends.

The terms of the agreement governing our indebtedness may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our 2018 Credit Facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our 2018 Credit Facility requires, us to maintain certain financial ratios. As of December 31, 2018, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. However, a failure by us to comply with the covenants or financial ratios in our debt instruments could result in an event of default under the applicable facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our 2018 Credit Facility, the lenders under our debt instruments could elect to declare all amounts outstanding under such instruments to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under our 2018 Credit Facility were to be accelerated, which would cause an event of default and a cross-acceleration of our obligations under our other debt instruments, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our business, results of operations, and financial condition.

We face intense competition and may fail to compete effectively.

We are subject to significant competition across our segments, and compete against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets. The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Our principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and British American Tobacco p.l.c. (formerly Reynolds) as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than us and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the December 2018 investment in Juul Labs by Altria, the July 2017 acquisition of Reynolds American, Inc., by British American Tobacco p.l.c., and the June 2015 acquisition of Lorillard, Inc., by Reynolds American, Inc. Industry consolidation could result in a more competitive environment if our competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than ours. Any inability to compete due to our smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on our business, results of operations and financial condition.

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

Pursuant to the NPM escrow account statutes, in order to be compliant with the NPM escrow requirements, we are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year with each year’s deposit being released from escrow after 25 years. During 2018 we deposited less than $0.1 million relating to 2017 sales. We discontinued our MYO tobacco line in the third quarter of 2017. As of December 31, 2018, we had made deposits of approximately $32.1 million. Thus, pending a change in MSA legislation, we have no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

We may fail to manage our growth.

We have expanded over our history and intend to grow in the future. We acquired the Stoker’s® brand in 2003, and have continued to develop it through the introduction of new products, such as moist snuff. Our acquisition of the VaporBeast® brand in 2016 accelerated our entry into non-traditional retail channels. More recently, our September 2018 acquisition of IVG adds a top vapor B2C platform which enhances our marketing and selling of proprietary and third party vapor products to adult consumers. We have also focused on growing our relationships with our key suppliers through expansion into new product lines such as MYO cigar wraps, which are sourced from

Durfort. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while maintaining the quality of our products and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

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

In addition, states such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to our online sales of NewGen products into those states, and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of South Dakota v. Wayfair, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek to impose sales tax on our online sales. The requirement to collect, track and remit taxes may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are required to purchase all our cigarette papers, cigarette tubes and cigarette injector machines from Bolloré in France. Additionally, a substantial portion of our NewGen products are sourced from China. In 2018, President Trump and his administration imposed significant additional tariffs on certain goods imported from outside the U.S. and could impose additional tariffs in the future. These additional tariffs apply to a significant portion of our NewGen products and may result in increased prices for our customers. These increased prices may reduce demand where customers are unable to absorb the increased prices or successfully pass them onto the end-user. If the U.S. were to impose additional tariffs on goods we import, it is likely to make it more costly for us to import goods from other countries. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Standard Diversified Inc. (“SDI”), which is controlled by funds managed by Standard General L.P. (together with the funds it manages, “Standard General”), is a significant stockholder. SDI owns approximately 50.3% of our stock and Standard General directly owns approximately 3.4% of our common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, our significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

Our certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against SDI and Standard General in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, SDI and Standard General may have differing interests than our other stockholders. In addition, SDI and Standard General are permitted to engage in business activities or invest in or acquire businesses which may compete with or do business with any competitors of ours.

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

Because we qualify as a “controlled company” under the corporate governance rules for NYSE-listed companies we are not required to have, and could elect in the future not to have, a majority of our board of directors be independent, a compensation committee, or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2018, we operated manufacturing, distribution, retail, office, and warehouse space in the U.S. with a total floor area of approximately 410,000 square feet, all of which is leased with the exception of our Dresden, Tennessee, manufacturing facility which we purchased in 2016. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our three manufacturing and distribution facilities are located in Louisville, Kentucky, Dresden, Tennessee, and Miami, Florida. We believe our facilities are generally adequate for our current and anticipated future use.

The following table describes our principal properties as of December 31, 2018:

Location	Principal Use	Segments that use the Property(ies)	Square Feet	Owned or Leased
Darien, CT	Administrative office	All segments	1,950	Leased

Louisville, KY	Corporate offices, manufacturing, R&D, warehousing, and distribution	All segments	248,800	Leased

Carlsbad, CA	Administrative office	NewGen	10,491	Leased

Dresden, TN	Manufacturing and administration	Smokeless	76,600	Owned

Miami, FL	Administrative offices, manufacturing, and warehousing	NewGen	40,662	Leased

Various cities in Florida	Sixteen retail stores	NewGen	16,974	Leased

Various cities in Oklahoma	Seven retail stores	NewGen	14,660	Leased
Item 3.	Legal Proceedings

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

Other major tobacco companies are defendants in product liability claims. The Company has been a defendant in a number of smokeless tobacco product liability cases in the past. All of those cases have been dismissed with prejudice and the Company has no tobacco product liability cases against it. The Company is subject to several lawsuits alleging personal injuries resulting from allegedly malfunctioning vaporizer devices and batteries and may be subject to claims in the future relating to other NewGen products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Company. See “Risk Factors—We are subject to significant product liability litigation.”

The Company is engaged in discussions and mediation with VMR and Juul, which acquired VMR in 2018. Pursuant to a Distribution and Supply Agreement (“VMR Agreement”), VMR was providing the Company with V2 e-cigarettes for exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer is required to make a payment to the Company under a formula designed to provide the Company with a fair share of the value created by the Company’s performance under the VMR Agreement. Thus, the impact on our financial position, results of operations, or cash flows are uncertain as of December 31, 2018.

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

Robert Lavan, age 36, joined us as Chief Financial Officer in March 2018 and served as a consultant for us since January 2018. Prior to joining the company, Mr. Lavan was the Chief Financial Officer of General Wireless Operations from January 2017 to January 2018, where he was responsible for revamping the company’s financial reporting systems and building a robust distribution platform that linked multiple eCommerce sites and Amazon. From 2014 until Mr. Lavan’s appointment as Chief Financial Officer of General Wireless Operations, Mr. Lavan served as an analyst for Standard General LP, a New York-based investment firm that is the majority shareholder of Standard Diversified Inc. (SDI), TPB’s majority shareholder. Before that, Mr. Lavan worked at SAC Capital and J. Goldman & Co. LP in various analyst and portfolio manager roles covering a wide range of industries. He began his career at The Blackstone Group. Mr. Lavan holds a bachelor of science in engineering from the University of Pennsylvania.

James W. Dobbins, age 59, has been our Senior Vice President, General Counsel, and Secretary since June 1999 and has served in various roles in our legal department since joining us in June 1999. Prior to joining us, Mr. Dobbins was in private practice in North Carolina and held various positions in the legal department of Liggett Group, Inc., a major cigarette manufacturer, including, at the time he left that company, Vice President, General Counsel, and Secretary. Mr. Dobbins has also practiced as an outside litigation attorney with Webster & Sheffield, a New York law firm, representing a variety of clients including Liggett Group, Inc. Prior to joining Webster & Sheffield, he served as a law clerk to the Honorable J. Daniel Mahoney, U.S. Circuit Judge for the Second Circuit Court of Appeals. Mr. Dobbins holds a bachelor of arts in mathematics and political science from Drew University and a J.D. from Fordham University School of Law.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock (par value $0.01 per share) is listed is the New York Stock Exchange under the symbol “TPB.” At February 25, 2019, there were 219 holders of record of Turning Point Brands, Inc.’s common stock.

Dividends. On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.045 per common share was paid on January 11, 2019, to shareholders of record at the close of business on December 21, 2018.

Performance graph. The graph below compares the cumulative total shareholder return of Turning Point Brands, Inc.’s common stock since our initial public offering on May 11, 2016, with the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes an initial investment of $100 on May 11, 2016, and that all dividends were reinvested. The cumulative returns shown represent the value that these investments would have had on December 31, 2018.

Cumulative Total Shareholder Return Since May 11, 2016
Assumes Initial Investment of $100
(as of December 31, 2018)
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
5/1/2016
8/1/2016
11/1/2016
2/1/2017
5/1/2017
8/1/2017
11/1/2017
2/1/2018
5/1/2018
8/1/2018
11/1/2018
Turning Point Brands, Inc.
S&P Small Cap 600 Consumer Staples Index
Russell 3000 Index

Issuer purchases of equity securities. No shares of common stock were purchased during 2018.

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

(dollars in thousands)	Year Ended December 31,
	2018	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net sales	$332,683	$285,777	$206,228	$197,256	$200,329	$193,304
Cost of sales	190,124	160,807	105,683	100,775	106,986	103,043
Gross profit	142,559	124,970	100,545	96,481	93,343	90,261
Selling, general and administrative expenses	94,075	75,290	56,626	51,758	45,241	46,849
Operating income	48,484	49,680	43,919	44,723	48,102	43,412
Interest expense	15,086	16,904	26,739	34,457	34,330	44,094
Interest income	(267)	(15)	(118)	(173)	(19)	—
Investment income	(424)	(438)	(768)	—	—	—
Loss on extinguishment of debt	2,384	6,116	2,824	—	42,780	441
Net periodic benefit expense, excluding service cost	131	180	334	212	46	—
Income (loss) before income taxes	31,574	26,933	14,908	10,227	(29,035)	(1,123)
Income tax expense (benefit)	6,285	7,280	(12,005)	1,078	370	486
Consolidated net income (loss)	25,289	19,653	26,913	9,149	(29,405)	$(1,609)
Net loss attributable to non-controlling interest	—	(556)	—	$—	$—	$—
Net income (loss) attributable to Turning Point Brands, Inc.	$25,289	$20,209	$26,913	$9,149	$(29,405)	$(1,609)

Basic income (loss) per common share:
Net income (loss) attributable to Turning Point Brands, Inc.	$1.31	$1.06	$1.63	$1.27	$(4.07)	$(0.22)
Diluted income (loss) per common share:
Net income (loss) attributable to Turning Point Brands, Inc.	$1.28	$1.04	$1.49	$1.10	$(4.07)	$(0.22)
Weighted average common shares outstanding:
Basic	19,355,607	18,989,177	16,470,352	7,198,081	7,223,378	7,288,993
Diluted	19,827,562	19,513,008	18,015,545	8,354,387	7,223,378	7,288,993

Other Financial Information:
Net cash provided by operating activities	$13,090	$29,690	$9,128	$24,430	$6,025	$3,026
Net cash used in investing activities	(24,669)	(1,116)	(55,888)	(2,030)	(1,314)	(723)
Net cash provided by (used in) financing activities	9,930	(28,016)	15,734	(26,032)	(31,623)	10,641
Capital expenditures	(2,267)	(2,021)	(3,207)	(1,602)	(1,314)	(729)
Depreciation and amortization	3,111	2,328	1,285	1,059	933	932
EBITDA(1)	51,888	52,822	45,638	45,570	48,989	43,903
Adjusted EBITDA(1)	64,610	60,024	52,449	50,604	48,792	49,609
Leverage Ratio(2)	3.4x	3.3x	4.1x	5.7x	6.1x	5.2x

Balance Sheet Data:
Cash	$3,306	$2,607	$2,865	$4,835	$8,467	$35,379
Working capital	48,088	41,263	37,289	42,815	42,738	68,499
Total assets	339,377	282,277	285,020	242,463	242,568	287,049
Notes payable and long-term debt	220,715	202,040	218,225	292,440	304,916	294,007
Total liabilities	256,754	228,953	250,962	324,075	334,140	350,484
Total stockholders’ equity (deficit)	82,623	53,324	34,058	(81,612)	(91,572)	(63,434)
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
(iv)	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements.
(2)	Leverage Ratio - We calculate our Leverage Ratio by dividing Notes payable and long-term debt, less Cash, by Adjusted EBITDA.
	Years ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net income attributable to Turning Point Brands, Inc.	$25,289	$20,209	$26,913	$9,149	$(29,405)
Add:
Interest expense	15,086	16,904	26,739	34,457	34,330
Interest income	(267)	(15)	(118)	(173)	(19)
Loss on extinguishment of debt	2,384	6,116	2,824	—	42,780
Income tax expense	6,285	7,280	(12,005)	1,078	370
Depreciation expense	2,105	1,626	1,227	1,059	933
Amortization expense	1,006	702	58	—	—
EBITDA	$51,888	$52,822	$45,638	$45,570	$48,989
Components of Adjusted EBITDA
LIFO adjustment(a)	58	1,123	889	(56)	(798)
Pension/postretirement expense(b)	237	284	437	341	16
Stock options, restricted stock, and incentives expense(c)	1,410	668	180	234	585
Foreign exchange hedging(d)	71	(90)	125	(35)	—
Product line rationalizations(e)	3,224	563	—	—	—
Strategic initiatives(f)	4,482	2,133	1,587	2,259	—
New product launch costs(g)	1,835	2,414	2,678	1,915	—
Organizational development(h)	778	—	—	—	—
Warehouse reorganization(i)	627	—	—	376	—
Bonus(j)	—	107	—	—	—
IPO related compensation costs(k)	—	—	915	—	—
Adjusted EBITDA	$64,610	$60,024	$52,449	$50,604	$48,792
(a)	Represents expense related to an inventory valuation allowance for last-in, first-out (“LIFO”) reporting.
(b)	Represents our non-cash pension/postretirement expense.
(c)	Represents non-cash stock options, restricted stock and incentives expense.
(d)	Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e)	Represents costs associated with discontinued products related to product line rationalization.
(f)	Represents the fees incurred for strategic initiatives and acquisitions, as well as $1.5 million of earnout for IVG management in 2018.
(g)	Represents product launch costs of our new product lines.
(h)	Represents costs associated with executive departures.
(i)	Represents costs associated with inventory rationalization from warehouse consolidation.
(j)	Represents bonuses associated with the December 2017 Tax Cuts and Jobs Act.
(k)	Represents non-recurring compensation expenses incurred coincident with the May 2016 IPO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organizational Structure

We, Turning Point Brands, Inc., are a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and Turning Point Brands, LLC (“TPLLC”) and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), and International Vapor Group, LLC and its subsidiaries (collectively, “IVG”). On January 15, 2019, we announced the formation of Nu-X Ventures, LLC (“Nu-X”), a subsidiary of TPLLC.

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, and liquid vapor products; but, we do not sell cigarettes. We estimate the OTP industry generated approximately $11 billion in manufacturer revenue in 2017. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 23 years of experience in the tobacco industry, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

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

Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Stoker’s®	Chewing Tobacco	Smokeless Products	19.2%	#1 discount, #2 overall
Stoker’s®	Moist Snuff	Smokeless Products	3.5%	#4 discount, #6 overall
Zig-Zag®	Cigarette Papers	Smoking Products	32.1%	#1 premium
Zig-Zag®	MYO Cigar Wraps	Smoking Products	78.5%	#1 overall
(1)	Market share and category rank data for all products are derived from MSAi data as of 12/31/18.

Operations

As of December 31, 2018, our products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 210,000 points of distribution. We subscribe to a sales tracking system from MSAi that records all OTP product shipments (ours as well as those of our competitors) from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Our sales and marketing group of approximately 174 professionals utilizes the MSAi system to efficiently target markets and sales channels with the highest sales potential.

Our core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our acquisition of VaporBeast in the fourth quarter of 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets. Our acquisitions of Vapor Shark in the second quarter of 2017 and Vapor Supply in the second quarter of 2018 further expanded our selling network by allowing us to directly reach ultimate consumers through Vapor Shark and Vapor World branded retail outlets, respectively. Our acquisition of IVG in the third quarter of 2018 enhanced our business-to-consumer revenue stream with the addition of Vapor-Fi branded retail outlets accompanying a robust online platform headlined by VaporFi.com and DirectVapor.com. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. Approximately 85% of our production, as measured by net sales, is outsourced to suppliers. The remaining production consists of our moist snuff tobacco operations located in Dresden, Tennessee, and Louisville, Kentucky; the packaging of our pipe tobacco in Louisville, Kentucky; and the proprietary e-liquids operations located in Louisville, Kentucky, and Miami, Florida. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense and other expenses.

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

Recent Developments

VMR

On October 2, 2018, VMR Products LLC (“VMR”), the supplier of V2 e-cigarettes to TPB under a long-term exclusive agreement for retail brick and mortar distribution and sales, was purchased by Juul Labs for a reported $75 million. Our contract anticipated such an event and affords an acquirer of VMR the right to terminate the contract, subject to certain terms and conditions including product buyback requirements and a termination payment based on the purchase price. On November 6, 2018, we received a letter from VMR, now owned by Juul Labs, stating that it would no longer accept orders and that we are permitted to continue to sell-through any V2 inventory. Our net sales of V2 products were approximately $7.8 million for the year ended December 31, 2018. We have sufficient inventory on hand to satisfy sales through the first quarter of 2019. Refer to Note 17 of Notes to Consolidated Financial Statements for potential mediation involving VMR.

On May 18, 2018, we entered into an arrangement with VMR which manufactures and distributes vapor products whereby VMR received a $6.5 million loan with a maturity date of May 18, 2019. The note was secured by the VMR’s assets and accrued interest at an annual rate of 15% with quarterly interest payments due beginning in August 2018. In September 2018, VMR repaid the full outstanding balance of the loan in addition to a $1.0 million early termination fee which was recorded as a reduction to selling, general, and administrative expenses. As a condition to the loan, VMR agreed to issue us warrants to purchase 7.5% of the ownership interest of VMR. In connection with the loan repayments we received $1.0 million, net of expenses, for compensation of the warrants which was recorded as a reduction to selling, general, and administrative expenses.

IVG

In September 2018, we acquired IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of $1.5 million within the consolidated statement of income for the year ended December 31, 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct-Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Company’s NewGen portfolio. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the IVG acquisition.

Vapor Supply

On April 30, 2018, we purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through our subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the Vapor Supply acquisition.

Investments

In November 2018, we paid $2.0 million to acquire a minority ownership position (19.99%) in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. The investment in CASH positions us to participate in the market for hemp-derived products.

In December 2018, we acquired a minority interest in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from an affiliate of Standard General LP for $0.4 million. Standard General LP has a controlling interest in us and qualifies as a related party. We will work together with RadioShack on product development and sourcing teams in China. Furthermore, we purchased $1.1 million of finished goods inventory from Radio Shack during 2018, none of which was outstanding at December 31, 2018.

Both investments are presented as assets within the other assets line of the December 31, 2018, Consolidated Balance Sheet. We do not exercise significant influence over either investment and have elected to measure the investments at cost less impairment. The investments will be adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments of the issuer.

Critical Accounting Policies and Uses of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, goodwill, intangibles, pension and post-retirement obligations, income taxes, litigation, and contingencies on an ongoing basis. We base these estimates on our historical experience and other assumptions we believe are appropriate under the circumstances. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements.

Revenue Recognition

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. We recognize revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer—at which time our performance obligation is satisfied—at an amount that we expect to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Our management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of our contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 19 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 19 as well.

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

Derivative Instruments

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

Goodwill and Other Intangible Assets

We follow the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for our goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. If the carrying value of the goodwill or indefinite-life intangible asset exceeds its fair value, determined using the discounted cash flows method and the relief-from-royalty method, respectively, the goodwill or intangible asset is considered impaired. The carrying value of the goodwill or indefinite-life intangible asset would then be reduced to fair value. For goodwill, the determination of a reporting unit’s fair value involves, among other things, our market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate.

Based on our annual goodwill impairment testing, the estimated fair values of each of our reporting units were substantially in excess of the respective carrying values at December 31, 2018. We had no such impairment of goodwill or other intangible assets during the year ended December 31, 2018. Refer to Note 9 of Notes to Consolidated Financial Statements for further details regarding our goodwill and other intangible assets as of December 31, 2018.

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

Accounts Receivable.

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. We recorded an allowance for doubtful accounts of less than $0.1 million at December 31, 2018 and 2017, respectively.

Inventories.

Inventories are stated at the lower of cost or market. Cost was determined using the LIFO method for approximately 49.1% of the inventories as of December 31, 2018. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $2.5 million and $0.5 million at December 31, 2018 and 2017, respectively.

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

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of operations for the years ended December 31 (in thousands):

	For the year ended December 31,
	2018	2017	% Change	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$90,031	$84,560	6.5%	$77,913	8.5%
Smoking products	111,507	109,956	1.4%	111,005	(0.9)%
NewGen products	131,145	91,261	43.7%	17,310	427.2%
Total net sales	332,683	285,777	16.4%	206,228	38.6%
Cost of sales	190,124	160,807	18.2%	105,683	52.2%
Gross profit
Smokeless products	46,490	42,703	8.9%	38,823	10.0%
Smoking products	57,043	57,146	(0.2)%	57,595	(0.8)%
NewGen products	39,026	25,121	55.4%	4,127	508.7%
Total gross profit	142,559	124,970	14.1%	100,545	24.3%
Selling, general, and administrative expenses	94,075	75,290	25.0%	56,626	33.0%
Operating income	48,484	49,680	(2.4)%	43,919	13.1%
Interest expense	15,086	16,904	(10.8)%	26,739	(36.8)%
Interest income	(267)	(15)	NM	(118)	(87.3)%
Investment income	(424)	(438)	(3.2)%	(768)	(43.0)%
Loss on extinguishment of debt	2,384	6,116	(61.0)%	2,824	116.6%
Net periodic benefit expense, excluding service cost	131	180	(27.2)%	334	(46.1)%
Income before income taxes	31,574	26,933	17.2%	14,908	80.7%
Income tax expense (benefit)	6,285	7,280	(13.7)%	(12,005)	(160.6)%
Consolidated net income	25,289	19,653	28.7%	26,913	(27.0)%
Net loss attributable to non-controlling interest	—	(556)	NM	—	NM
Net income attributable to Turning Point Brands, Inc.	$25,289	$20,209	25.1%	$26,913	(24.9)%

Comparison of Year Ended December 31, 2018, to Year Ended December 31, 2017

Net Sales. For the year ended December 31, 2018, overall net sales increased to $332.7 million from $285.8 million for the year ended December 31, 2017, an increase of $46.9 million or 16.4%. The increase in net sales was primarily driven by continued VaporBeast momentum and the acquisitions of Vapor Supply and IVG.

For the year ended December 31, 2018, net sales in the Smokeless products segment increased to $90.0 million from $84.6 million for the year ended December 31, 2017, an increase of $5.5 million or 6.5%. For the year ended December 31, 2018, Smokeless products volume increased 2.6% and price/mix increased 3.9%. The increase in net sales was primarily driven by the continuing growth of Stoker’s® MST partially offset by declines in chewing tobacco attributable to increased competition, our promotional timing, and a continuing segment shift to lower price products.

For the year ended December 31, 2018, net sales in the Smoking products segment increased to $111.5 million from $110.0 million for the year ended December 31, 2017, an increase of $1.6 million or 1.4%. For the year ended December 31, 2018, Smoking products volumes decreased 0.7%, while price/mix decreased 0.7%. The increase in net sales is primarily due to volume growth for our Zig-Zag® branded papers and cigar wraps offset by our strategic decision to de-emphasize the low margin cigar products business and line rationalization of our MYO tobacco products. Cigar product sales declined by $3.0 million to $5.5 million in the year ended December 31, 2018.

For the year ended December 31, 2018, net sales in the NewGen products segment increased to $131.1million from $91.3 million for the year ended December 31, 2017, an increase of $39.9 million or 43.7%. The increase in net sales was primarily driven by continued VaporBeast momentum along with the acquisitions of Vapor Supply and IVG.

Gross Profit. For the year ended December 31, 2018, overall gross profit increased to $142.6 million from $125.0 million for the year ended December 31, 2017, an increase of $17.6 million or 14.1%, primarily due to growth in the NewGen segment. Consolidated gross profit for the year ended December 31, 2018, included $0.1 million of unfavorable LIFO adjustments, $1.0 million of introductory launch costs, $2.4 million of product line rationalizations, and $0.5 million of warehouse reorganization costs compared to $1.1 million, $0.7 million, $0.4 million, and less than $0.1 million, respectively, in the year ended December 31, 2017. Gross profit as a percentage of net sales weakened to 42.9% for the year ended December 31, 2018, from 43.7% for the year ended December 31, 2017, primarily due to the majority of the sales growth coming from the NewGen segment, which has lower margins.

For the year ended December 31, 2018, gross profit in the Smokeless products segment increased to $46.5 million from $42.7 million for the year ended December 31, 2017, an increase of $3.8 million or 8.9%. Smokeless gross profit for the year ended December 31, 2018, included $0.1 million of unfavorable LIFO adjustments, $0.2 million of introductory launch costs and $0.1 million of line rationalization expenses compared to $0.7 million, $0.7 million, and less than $0.1 million, respectively, for the year ended December 31, 2017. Gross profit as a percentage of net sales increased to 51.6% of net sales for the year ended December 31, 2018, from 50.5% of net sales for the year ended December 31, 2017.

For the year ended December 31, 2018, gross profit in the Smoking products segment decreased to $57.0 million from $57.1 million for the year ended December 31, 2017, a decrease of $0.1 million or 0.2%. Smoking gross profit for the year ended December 31, 2018, included less than $0.1 million of unfavorable LIFO adjustments, $0.6 million of introductory launch costs and $1.3 million of line rationalization expenses compared to $0.4 million, $0, and $0.2 million, respectively, for the year ended December 31, 2017. Gross profit as a percentage of net sales decreased to 51.2% of net sales for the year ended December 31, 2018, from 52.0% of net sales for the year ended December 31, 2017. The decrease in gross profit as a percentage of net sales is primarily due to introductory launch costs and line rationalization expenses on discontinued products.

For the year ended December 31, 2018, gross profit in the NewGen products segment increased to $39.0 million from $25.1 million for the year ended December 31, 2017, an increase of $13.9 million or 55.4%. NewGen gross profit for the year ended December 31, 2018, included $0.3 million of introductory launch costs, $1.0 million of line rationalization expenses, and $0.5 million of warehouse reorganization expenses compared to less than $0.1 million, $0.2 million, and $0, respectively, for the year ended December 31, 2017. Additionally, the Company paid $2.8 million for newly imposed tariffs on goods from outside the United States in 2018, $1.1 million of which was included in cost of goods sold for the year ended December 31, 2018. Gross profit as a percentage of net sales increased to 29.8% of net sales for the year ended December 31, 2018, from 27.5% of net sales for the year ended December 31, 2017, primarily due to acquisition activity which has resulted in business-to-consumer sales, which generally have higher margins, becoming a larger share of the NewGen segment.

Selling, General and Administrative Expenses. For the year ended December 31, 2018, selling, general and administrative expenses increased to $94.1 million from $75.3 million for the year ended December 31, 2017, an increase of $18.8 million or 25.0%. Selling, general, and administrative expenses for the year ended December 31, 2018, include $10.5 million of expenses relating to the inclusion of our 2018 acquisitions IVG and Vapor Supply, $4.0 million of transaction costs (primarily relating to IVG and Vapor Supply), $0.5 million of expenses associated with strategic initiatives, $0.9 million of introductory launch costs, $0.8 million of organizational development expenses, $0.9 million of line rationalization expenses, $0.1 million of warehouse reconfiguration expenses, and a $2.0 million net reduction to selling, general, and administrative expenses related to the VMR Loan. Selling, general, and administrative expenses for the year ended December 31, 2017, include $0.9 million of expenses associated with strategic initiatives, $1.7 million of launch costs, $1.2 million of transaction costs, and $0.1 million of line rationalization expenses. Other items leading to the increase in selling, general, and administrative expenses in the year ended December 31, 2018, when compared to the year ended December 31, 2017, include higher legal and litigation expenses associated with our anti-counterfeiting initiative and variable logistics costs associated with increased sales at VaporBeast partially offset by a receivable reserve reversal and prepayment penalty, both of which are associated with the loan issued to a supplier in the second quarter of 2018 that was repaid during the third quarter of 2018.

Interest Expense. For the year ended December 31, 2018, interest expense decreased to $15.1 million from $16.9 million for the year ended December 31, 2017, primarily as a result of lower interest rates from our March 2018 refinancing of our credit facility.

Income Tax Expense (Benefit). The Company’s income tax expense of $6.3 million, or 19.9% of income before income taxes, for the year ended December 31, 2018, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $5.4 million from the exercise of stock options during the year. The Company’s income tax expense of $7.3 million, or 27% of income before income taxes, for the year ended December 31, 2017, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.2 million from the exercise of stock options during the year.

Investment Income. For the year ended December 31, 2018 and 2017, investment income relating to investments of the MSA escrow deposits was $0.4 million and $0.4 million, respectively.

Loss on Extinguishment of Debt. For the year ended December 31, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing our credit facility in the first quarter of 2018. For the year ended December 31, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing our credit facility in the first quarter of 2017.

Consolidated Net Income. Due to the factors described above, net income for the year ended December 31, 2018 and 2017, was $25.3 million and $19.7 million, respectively.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest of $0.6 million for the year ended December 31, 2017, is related to Vapor Shark, which was accounted for as a VIE during the second quarter of 2017.

Net Income Attributable to Turning Point Brands, Inc. Due to the factors described above, net income for the year ended December 31, 2018 and 2017, was $25.3 million and $20.2 million, respectively.

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

Gross Profit. For the year ended December 31, 2017, overall gross profit increased to $125.0 million from $100.5 million for the year ended December 31, 2016, an increase of $24.4 million or 24.3%, primarily due to acquisition of VaporBeast. Consolidated gross profit for the year ended December 31, 2017, included $1.1 million of unfavorable LIFO adjustments, $0.7 million of introductory launch costs, and $0.4 million of line rationalization expenses compared to $0.9 million, $1.3 million, and $0, respectively, for the year ended December 31, 2016. Gross profit as a percentage of net sales weakened to 43.7% for the year ended December 31, 2017, from 48.8% for the year ended December 31, 2016, as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the year ended December 31, 2017, gross profit in the Smokeless products segment increased to $42.7 million from $38.8 million for the year ended December 31, 2016, an increase of $3.9 million or 10.0%. Smokeless gross profit for the year ended December 31, 2017, included $0.7 million of unfavorable LIFO adjustments and $0.7 million of introductory launch costs compared to $1.0 million and $1.1 million, respectively, for the year ended December 31, 2016. Gross profit as a percentage of net sales increased to 50.5% of net sales for the year ended December 31, 2017, from 49.8% of net sales for the year ended December 31, 2016. The increase in gross profit as a percentage of net sales is due to us being able to take price increases and the further expansion of Stoker’s® MST sales, leveraging our Smokeless fixed costs across a higher sales volume.

For the year ended December 31, 2017, gross profit in the Smoking products segment decreased to $57.1 million from $57.6 million for the year ended December 31, 2016, a decrease of $0.4 million or 0.8%. Smoking gross profit for the year ended December 31, 2017, included $0.4 million of unfavorable LIFO adjustments and $0.2 million of line rationalization expenses compared to $0.1 million of favorable LIFO adjustments for the year ended December 31, 2016. Gross profit as a percentage of net sales increased to 52.0% of net sales for the year ended December 31, 2017, from 51.9% of net sales for the year ended December 31, 2016.

For the year ended December 31, 2017, gross profit in the NewGen products segment increased to $25.1 million from $4.1 million for the year ended December 31, 2016, an increase of $21.0 million or 508.7%. NewGen gross profit for the year ended December 31, 2017, included less than $0.1 of introductory launch costs and $0.2 million of line rationalization expenses compared to $0.2 million and $0, respectively, for the year ended December 31, 2016. Gross profit as a percentage of net sales increased to 27.5% of net sales for the year ended December 31, 2017, from 23.8% of net sales for the year ended December 31, 2016, primarily as a result of the change in product mix in the segment and our continued focus on margin expansion in the NewGen segment.

Selling, General and Administrative Expenses. For the year ended December 31, 2017, selling, general and administrative expenses increased to $75.3 million from $56.6 million for the year ended December 31, 2016, an increase of $18.7 million or 33.0%, due primarily to the inclusion of a full year of VaporBeast expenses in 2017 compared to one month of expenses in 2016 and the inclusion of Vapor Shark expenses in 2017. Selling, general, and administrative expenses for the year ended December 31, 2017, included $0.9 million of expenses associated with strategic initiatives, $1.7 million of introductory launch costs, $1.2 million of transaction costs, and $0.1 million of line rationalization expenses compared to $0.5 million, $1.4 million, $1.1 million, and $0, respectively, for the year ended December 31, 2016. Selling, general, and administrative expenses for the year ended December 31, 2016, also included $0.9 million of IPO-related compensation costs.

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

Our working capital, which we define as current assets less current liabilities, increased $6.8 million to $48.1 million at December 31, 2018, compared with $41.3 million at December 31, 2017. The increase in working capital is primarily due to inventory increases resulting from the Vapor Supply asset purchase and the IVG acquisition, in addition to pre-tariff inventory buys within our existing operations.

	As of
(in thousands)	December 31, 2018	December 31, 2017
Current assets	$111,854	$79,493
Current liabilities	63,766	38,230
Working capital	$48,088	$41,263

During the year ended December 31, 2018, we invested $2.3 million in capital expenditures. We had unrestricted cash on hand of $3.3 million and $2.6 million as of December 31, 2018 and 2017, respectively. We had restricted assets of $30.6 million and $30.8 million as of December 31, 2018 and 2017, respectively. Restricted assets consist of escrow deposits under the MSA. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Operating Activities

For the year ended December 31, 2018, net cash provided by operating activities decreased to $13.1 million from $29.7 million for the year ended December 31, 2017, a decrease of $16.6 million or 56%, primarily due to inventory increases from pre-tariff inventory buys within our existing operations.

For the year ended December 31, 2017, net cash provided by operating activities increased to $29.7 million from $9.1 million for the year ended December 31, 2016, an increase of $20.6 million or 225.3%, principally due to an increase in pre-tax income of $12.0 million as we did not pay federal income taxes in 2017 and 2016 in addition to interest paid on the PIK Toggle Notes in 2016, which did not recur.

Cash Flows from Investing Activities

For the year ended December 31, 2018, net cash used in investing activities increased to $24.7 million from $1.9 million for the year ended December 31, 2017, an increase of $23.6 million or 2110%, primarily due to the Vapor Supply and IVG acquisitions.

For the year ended December 31, 2017, net cash used in investing activities decreased to $1.9 million from $26.8 million for the year ended December 31, 2016, a decrease of $24.9 million or 92.8%, principally due to the 2016 acquisitions of VaporBeast, certain brands from Wind River, and the land and building in Dresden, Tennessee.

Cash Flows from Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $9.9 million compared to net cash used in financing activities of $28.0 million for the year ended December 31, 2017, an increase of $37.9 million, primarily due to borrowings against our 2018 Revolving Credit Facility to fund our investing activities.

For the year ended December 31, 2017, net cash used by financing activities was $28.0 million compared with net cash provided by financing activities of $15.7 million for the year ended December 31, 2016, a decrease of $43.8 million or 278.1%, principally due to proceeds from the issuance of stock from our IPO in May 2016 and refinancing costs associated with the 2017 Credit Facility in 2017.

Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2018 and 2017, in order of preference:

	December 31, 2018	December 31, 2017
2018 Revolving Credit Facility	$26,000	$—
2018 First Lien Term Loan	154,000	—
2018 Second Lien Term Loan	40,000	—
Note payable - IVG	4,000	—
2017 Revolving Credit Facility	—	8,000
2017 First Lien First Out Term Loan	—	105,875
2017 First Lien Second Out Term Loan	—	34,738
2017 Second Lien Term Loan	—	55,000
Note payable - VaporBeast	—	2,000
Total notes payable and long-term debt	224,000	205,613
Less deferred finance charges	(3,285)	(3,573)
Less revolving credit facility	(26,000)	(8,000)
Less current maturities	(8,000)	(7,850)
	$186,715	$186,190

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 21 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.77% at December 31, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 5.79% at December 31, 2018. At December 31, 2018, the Company had $26.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $24.0 million unused portion of the 2018 Revolving Credit Facility is reduced by $1.3 million letters of credit with Fifth Third Bank, resulting in $22.7 million of availability under the 2018 Revolving Credit Facility at December 31, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.46% at December 31, 2018.

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. The IVG Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

2017 Credit Facility

On February 17, 2017, the Company and NATC, entered into a $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). The Company used the proceeds of the 2017 Credit Facility to repay, in full, the Company’s prior credit facilities and to pay related fees and expenses. As a result of this transaction, the Company incurred a loss on extinguishment of debt of $6.1 million during the first quarter of 2017. Refer to Note 12 of Notes to Consolidated Financial Statements for a more complete description of our debt instruments including the 2017 Credit Facility.

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

Master Settlement Agreement

On November 23, 1998, the major U.S. cigarette manufacturers, Philip Morris USA, Inc., Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company, entered into the MSA with attorneys general representing states that agreed to settle certain recovery actions (the “Settling States”). In order to be in compliance with the MSA and subsequent states’ statutes, we were required to fund an escrow account with each of the Settling States based on the number of cigarettes or cigarette equivalents (which is measured by pounds of MYO cigarette smoking tobacco) sold in such state. Funding of the escrow deposit by us in 2018 was less than $0.1 million in respect of sales of smoking products in 2017. We estimate the total deposits relating to 2018 sales will be less than $0.1 million. Under current MSA legislation, we will not be required to make escrow deposits after making deposits for 2017 sales as our last remaining product line subject to MSA legislation, MYO cigarette smoking tobacco, was discontinued in the third quarter of 2017. Each year’s deposit will be released from escrow after 25 years. We are scheduled to begin receiving payments as our escrow deposits are released from escrow beginning in 2024.

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

Sales Year	Deposits as of December 31,
	2018	2017
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	81
2017	83	70
Total	$32,073	$32,057

Off-balance Sheet Arrangements

During 2018 we executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. During 2017, we executed no forward contracts. During 2016, we executed various forward contracts, none of which met hedge accounting, for the purchase of €5.6 million with maturity dates from January 26, 2017, to July 17, 2017. At December 31, 2018 and 2017, we had forward contracts for the purchase of €1.5 million and €0 million, respectively. The Company had swap contracts for a total notional amount of $70 million at December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.9 million as of December 31, 2018.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$273,509	$20,494	$71,906	$140,415	$40,694
Operating lease obligations	4,689	1,938	2,616	135	—
Purchase obligations	36,983	36,983	—	—	—
	$315,181	$59,415	$74,522	$140,550	$40,694

The total lease expense included in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016, was $3.6 million, $2.6 million, and $1.8 million, respectively.

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

We regularly review our foreign currency risk and hedging programs and may as part of that review determine at any time to change our hedging policy. During 2018 we executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At December 31, 2018, we had forward contracts for the purchase of €1.5 million. A 10% change in the euro to U.S. dollars exchange rate would change pre-tax income by approximately $1.8 million per year.

Credit Risk

At December 31, 2018 and 2017, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $4.4 million and $5.0 million, respectively. The Company has chosen to invest a portion of the MSA escrows in U.S. Government securities including Treasury Notes and Treasury Bonds.

We sell our products to distributors, retail establishments, and individual consumers (via online sales from 2016 acquisition VaporBeast, 2017 acquisition Vapor Shark, and 2018 acquisitions Vapor Supply and IVG) throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2018, 2017, and 2016, we had no customers that accounted for more than 10% of our net sales. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally relating to interest rate changes applicable to loans under our 2018 Credit Facility. As of December 31, 2018, all of our debt with the exception of the IVG Note Payable bears interest at variable rates. However, the Company had swap contracts for a total notional amount of $70 million at December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.9 million as of December 31, 2018. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $1.5 million per year.

Item 8.	Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

CONTENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Turning Point Brands, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Greensboro, North Carolina
March 6, 2019

Turning Point Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017
(dollars in thousands except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$3,306	$2,607
Accounts receivable, net of allowances of $42 in 2018 and $17 in 2017	2,617	3,248
Inventories	91,237	63,296
Other current assets	14,694	10,342
Total current assets	111,854	79,493
Property, plant, and equipment, net	10,589	8,859
Deferred income taxes	—	450
Deferred financing costs, net	870	630
Goodwill	145,939	134,620
Other intangible assets, net	35,339	26,436
Master Settlement Agreement (MSA) escrow deposits	30,550	30,826
Other assets	4,236	963
Total assets	$339,377	$282,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,841	$3,686
Accrued liabilities	22,925	18,694
Current portion of long-term debt	8,000	7,850
Revolving credit facility	26,000	8,000
Total current liabilities	63,766	38,230
Notes payable and long-term debt	186,715	186,190
Deferred income taxes	2,291	—
Postretirement benefits	3,096	3,962
Other long-term liabilities	886	571
Total liabilities	256,754	228,953

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	—	—
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares - 19,553,857 at December 31, 2018, and 19,210,633 at December 31, 2017	196	192
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	—	—
Additional paid-in capital	110,466	103,640
Accumulated other comprehensive loss	(2,536)	(2,973)
Accumulated deficit	(25,503)	(47,535)
Total stockholders’ equity	82,623	53,324
Total liabilities and stockholders’ equity	$339,377	$282,277

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Income
for the years ended December 31, 2018, 2017, and 2016
(dollars in thousands except share data)

	For the year ended December 31,
	2018	2017	2016
Net sales	$332,683	$285,777	$206,228
Cost of sales	190,124	160,807	105,683
Gross profit	142,559	124,970	100,545
Selling, general, and administrative expenses	94,075	75,290	56,626
Operating income	48,484	49,680	43,919
Interest expense	15,086	16,904	26,739
Interest income	(267)	(15)	(118)
Investment income	(424)	(438)	(768)
Loss on extinguishment of debt	2,384	6,116	2,824
Net periodic benefit expense, excluding service cost	131	180	334
Income before income taxes	31,574	26,933	14,908
Income tax expense (benefit)	6,285	7,280	(12,005)
Consolidated net income	25,289	19,653	26,913
Net loss attributable to non-controlling interest	—	(556)	—
Net income attributable to Turning Point Brands, Inc.	$25,289	$20,209	$26,913

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.31	$1.06	$1.63
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.28	$1.04	$1.49
Weighted average common shares outstanding:
Basic	19,355,607	18,989,177	16,470,352
Diluted	19,827,562	19,513,008	18,015,545

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
for the years ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	For the year ended December 31,
	2018	2017	2016
Net income attributable to Turning Point Brands, Inc.	$25,289	$20,209	$26,913

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement losses, net of tax of $435 in 2018, $543 in 2017, and $0 in 2016	1,361	889	413
Unrealized gain (loss) on investments, net of tax of $31 in 2018, $114 in 2017, and and $582 in 2016	(266)	187	(950)
Unrealized loss on interest rate swaps, net of tax of $204 in 2018	(682)	—	—
	413	1,076	(537)
Comprehensive income	$25,702	$21,285	$26,376

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Consolidated net income	$25,289	$19,653	$26,913
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	2,384	6,116	2,824
Loss on sale of property, plant, and equipment	—	150	—
Depreciation expense	2,105	1,626	1,227
Amortization of other intangible assets	1,005	702	58
Amortization of deferred financing costs	951	1,005	1,419
Amortization of original issue discount	—	66	724
Interest incurred but not paid on PIK Toggle Notes	—	—	3,422
Interest incurred but not paid on 7% Senior Notes	—	—	329
Interest paid on PIK Toggle Notes	—	—	(9,893)
Reserve of Note Receivable	—	—	430
Deferred income taxes	2,565	5,181	(12,719)
Stock compensation expense	1,411	720	180
Changes in operating assets and liabilities:
Accounts receivable	824	(1,067)	2,072
Inventories	(20,650)	495	(12,513)
Other current assets	(5,097)	1,495	1,361
Other assets	75	(334)	(100)
Accounts payable	2,523	(5,702)	3,631
Accrued postretirement liabilities	(97)	(24)	(172)
Accrued liabilities and other	(198)	(392)	(65)
Net cash provided by operating activities	$13,090	$29,690	$9,128

Cash flows from investing activities:
Capital expenditures	$(2,267)	$(2,021)	$(3,207)
Acquisitions, net of cash acquired	(19,161)	268	(23,625)
Issuance of note receivable	(6,500)	—	—
Repayment of note receivable	6,500	—	—
Payments for investments	(2,000)	(179)	—
Restricted cash, MSA escrow deposits	(1,241)	816	(29,056)
Net cash used in investing activities	$(24,669)	$(1,116)	$(55,888)

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (cont.)
for the years ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	$160,000	$—	$—
Payments of 2018 first lien term loan	(6,000)	—	—
Proceeds from 2018 second lien term loan	40,000	—	—
Proceeds from 2018 revolving credit facility	26,000	—	—
Payment of dividends	(2,318)	(768)	—
Proceeds from 2017 first lien term loan	—	145,000	—
Payments of 2017 first lien term loan	(140,613)	(4,387)	—
Proceeds from 2017 second lien term loan	—	55,000	—
Payments of 2017 second lien term loan	(55,000)	—	—
Proceeds from (payments of) 2017 revolving credit facility, net	(8,000)	8,000	—
Payments of VaporBeast Note Payable	(2,000)	—	—
Proceeds from release of restricted funds	1,107	—	—
Payments of financing costs	(3,286)	(4,783)	(450)
Exercise of options	833	1,431	169
Redemption of options	(623)	(1,740)	(85)
Payment to terminate acquired capital lease	(170)	—	—
Payments of first lien term loan	—	(147,362)	(4,388)
Payments of second lien term loan	—	(60,000)	(20,000)
Proceeds from (payments of) revolving credit facility	—	(15,083)	15,016
Payments of Vapor Shark loans	—	(1,867)	—
Prepaid equity issuance costs	—	(453)	—
Surrender of options	—	(1,000)	—
Distribution to non-controlling interest	—	(4)	—
Exercise of warrants	—	—	4
Payment of PIK Toggle Notes	—	—	(24,107)
Redemption of Intrepid options	—	—	(661)
Redemption of Intrepid warrants	—	—	(5,500)
Proceeds from issuance of stock	—	—	55,736
Net cash provided by (used in) financing activities	$9,930	$(28,016)	$15,734

Net increase (decrease) in cash	$(1,649)	$558	$(31,026)

Cash, beginning of period:
Unrestricted	2,607	2,865	4,835
Restricted	4,704	3,888	32,944
Total cash at beginning of period	7,311	6,753	37,779

Cash, end of period:
Unrestricted	3,306	2,607	2,865
Restricted	2,356	4,704	3,888
Total cash at end of period	$5,662	$7,311	$6,753

Supplemental dislosures of cash flow information:
Cash paid during the period for interest	$14,238	$15,828	$34,553
Cash paid during the period for income taxes, net	$3,215	$1,811	$623

Supplemental schedule of noncash investing activities:
Conversion of PIK Toggle Notes to equity	$—	$—	$29,014
Conversion of 7% Senior Notes to equity	$—	$—	$10,074
Issuance of restricted stock	$—	$—	$279
Investment in General Wireless	$421	$—	$—

Supplemental schedule of noncash financing activities:
Issuance of shares for acquisition	$5,292	$—	$—
Issuance of note payable for acquisition	$4,000	$—	$—
Dividends declared not paid	$915	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	Voting Shares	Common Stock, Voting	Common Stock, Non-Voting	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interest	Total
Beginning balance January 1, 2016	6,259,480	$63	$9	$12,628	$(3,512)	$(90,800)	$—	$(81,612)

Common stock non-voting converted to voting	938,857	9	(9)	—	—	—	—	—
Unrecognized pension and postretirement cost adjustment, net of tax of $0	—	—	—	—	413	—	—	413

Unrealized loss on MSA investments, net of tax of $582	—	—	—	—	(950)	—	—	(950)
Stock compensation expense	—	—	—	180	—	—	—	180
Warrants exercised	442,558	4	—	—	—	—	—	4
Stock issued in IPO	6,210,000	62	—	53,573	—	—	—	53,635
Stock issued in exchange for debt	4,458,257	45	—	41,248	—	—	—	41,293
Restricted stock grant, netted with (forfeitures)	25,944	—	—	259	—	—	—	259
Exercise of options	66,926	1	—	168	—	—	—	169
Redemption of options	—	—	—	(85)	—	—	—	(85)
Redemption of Intrepid options	—	—	—	(326)	—	(335)	—	(661)

Redemption of Intrepid warrants	—	—	—	(2,750)	—	(2,750)	—	(5,500)

Net income	—	—	—	—	—	26,913	—	26,913

Ending balance December 31, 2016	18,402,022	$184	$—	$104,895	$(4,049)	$(66,972)	$—	$34,058

Unrecognized pension and postretirement cost adjustment, net of tax of $543	—	—	—	—	889	—	—	889
Unrealized gain on MSA investments, net of tax of $113	—	—	—	—	185	—	—	185
Unrealized gain on other investments, net of tax of $1	—	—	—	—	2	—	—	2
Stock compensation expense	—	—	—	648	—	—	—	648
Restricted stock forfeitures	(4,831)	—	—	(63)	—	—	—	(63)

Acquisition of non-controlling interest	—	—	—	(560)	—	—	560	—
Distribution to non-controlling interest	—	—	—	—	—	—	(4)	(4)
Exercise of options	813,442	9	—	1,422	—	—	—	1,431
Surrender of options	—	—	—	(1,000)	—	—	—	(1,000)
Redemption of options	—	(1)	—	(1,702)	—	—	—	(1,703)
Dividends	—	—	—	—	—	(772)	—	(772)

Net income	—	—	—	—	—	20,209	(556)	19,653

Ending balance December 31, 2017	19,210,633	$192	$—	$103,640	$(2,973)	$(47,535)	$—	$53,324

Unrecognized pension and postretirement cost adjustment, net of tax of $435	—	$—	$—	$—	$1,361	$—	$—	1,361

Unrealized loss on MSA investments, net of tax of $31	—	—	—	—	(263)	—	—	(263)
Unrealized loss on other investments, net of tax of $1	—	—	—	—	(3)	—	—	(3)
Unrealized loss on interest rate swaps, net of tax of $204	—	—	—	—	(682)	—	—	(682)
Stock compensation expense	—	—	—	1,336	—	—	—	1,336
Restricted stock forfeitures	(3,128)	—	—	(8)	—	—	—	(8)
Exercise of options	193,273	2	—	831	—	—	—	833
Redemption of options	—	—	—	(623)	—	—	—	(623)

Dividends	—	—	—	—	—	(3,233)	—	(3,233)
Reclassfication of tax effects from accumulated other comprehensive income	—	—	—	—	24	(24)	—	—
IVG issuance of stock	153,079	2	—	5,290	—	—	—	5,292

Net income	—	—	—	—	—	25,289	—	25,289

Ending balance December 31, 2018	19,553,857	$196	$—	$110,466	$(2,536)	$(25,503)	$—	$82,623

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Organizations: Turning Point Brands, Inc. (the “Company”), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), and International Vapor Group, LLC and its subsidiaries (collectively, “IVG”). On January 15, 2019, the Company announced the formation of Nu-X Ventures, LLC (“Nu-X”), a subsidiary of TPLLC.

Basis of Presentation: The consolidated financial statements include the Company, as well as its wholly-owned subsidiaries. All intercompany transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, assumptions used in determining pension and postretirement benefit obligations, and deferred income tax valuation allowances.

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

Revenue Recognition: The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. The Company recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer—at which time the Company’s performance obligation is satisfied—at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Company management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 19 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 19 as well.

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

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $15.1 million, $10.4 million, and $6.5 million in 2018, 2017, and 2016, respectively.

Research and Development and Quality Assurance Costs: Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $2.5 million, $2.3 million, and $2.0 million in 2018, 2017, and 2016, respectively.

Cash and Cash Equivalents: The Company considers any highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 49.1% of the inventories and first-in, first-out (“FIFO”) for the remaining inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

Goodwill and Other Intangible Assets: The Company follows the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. If the carrying value of the goodwill or indefinite-life intangible asset exceeds its fair value, determined using the discounted cash flows method and the relief-from-royalty method, respectively, the goodwill or intangible asset is considered impaired. The carrying value of the goodwill or indefinite-life intangible asset would then be reduced to fair value. For goodwill, the determination of a reporting unit’s fair value involves, among other things, the Company’s market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate.

Based on the Company’s annual goodwill impairment testing, the estimated fair values of each of the Company’s reporting units were substantially in excess of the respective carrying values at December 31, 2018. The Company had no such impairment of goodwill or other intangible assets during the year ended December 31, 2018. Refer to Note 9 of Notes to Consolidated Financial Statements for further details regarding the Company’s goodwill and other intangible assets as of December 31, 2018.

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

Advertising and Promotion: Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $5.6 million, $3.4 million, and $3.9 million for the years ending December 31, 2018, 2017, and 2016, respectively.

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

The Company grants performance-based restricted stock units (“PRSU”) subject to both performance-based and service-based vesting conditions. The fair value of each PRSU is the Company’s stock price on the date of grant. For purposes of recognizing compensation expense as services are rendered in accordance with ASC 718, the Company assumes all employees involved in the PRSU grant will provide service through the end of the performance period. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the PRSU grant.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.6 million. Inputs to the valuation methodology of the MSA escrow deposits are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date. During 2018, less than $0.1 million relating to 2017 sales was deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

Effective April 1, 2009, the federal excise tax on MYO products was increased from $1.0969 per pound to $24.78 per pound of tobacco. With this significant increase in the federal excise tax, the Company discontinued its generic category of MYO. The Company’s Zig-Zag branded MYO cigarette smoking tobacco line was discontinued in the third quarter of 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

The Company has chosen to invest a portion of the MSA escrow in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; thus, any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account as of December 31, 2018:

	As of December 31, 2018				As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$2,361	$—	$—	$2,361	$3,602	$—	$3,602
U.S. Governmental agency obligations (unrealized gain position < 12 months)	1,193	9	—	1,202	—	—	—
U.S. Governmental agency obligations (unrealized loss position < 12 months)	1,000	—	(3)	997	722	(17)	705
U.S. Governmental agency obligations (unrealized loss position > 12 months)	27,519	—	(1,529)	25,990	27,733	(1,214)	26,519
	$32,073	$9	$(1,532)	$30,550	$32,057	$(1,231)	$30,826

The following shows the maturities of the U.S. Governmental agency obligations:

	As of December 31,
	2018	2017
Less than one year	$1,499	$—
One to five years	13,591	7,114
Five to ten years	11,152	17,662
Greater than ten years	3,470	3,679
Total U.S. Governmental agency obligations	$29,712	$28,455

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales Year	Deposits as of December 31,
	2018	2017
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	81
2017	83	70
Total	$32,073	$32,057

Federal Excise Taxes: Tobacco products, cigarette papers, and cigarette tubes are subject to federal excise taxes. The following table outlines the federal excise tax rate by product category effective as of April 1, 2009:

Product Category	Cigarette and Tobacco Rates effective April 1, 2009
Cigarettes	$1.0066 per pack
Large Cigars	52.75% of manufacturer’s price; cap of $0.4026 per cigar
Little Cigars	$1.0066 per pack
Pip Tobacco (including Shisha)	$2.8311 per pound
Chewing Tobacco	$0.5033 per pound
Snuff	$1.51 per pound
RYO/MYO and Cigar Wrappers	$24.78 per pound
Cigarette Papers	$0.0315 per 50 papers
Cigarette Tubes	$0.063 per 50 tubes

Any future enactment of increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2018, federal excise taxes are not assessed on e-cigarettes and related products.

As of December 31, 2018, California, Delaware, the District of Columbia, Kansas, Louisiana, Minnesota, New Jersey, North Carolina, Pennsylvania, and West Virginia have an excise tax on e-cigarettes. In addition, there are several local taxing jurisdictions with an excise tax on e-cigarettes. Several states have also implemented additional measures on e-cigarettes, such as licensing requirements.

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

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products). No other filing deadlines were altered. The FDA also acknowledged a “continuum of risk” among tobacco products (i.e., certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it would be increasing its focus on the regulation of cigarette products. FDA has since initiated rule-making processes in a number of areas, including whether and how to regulate flavored tobacco products, such as cigars and e-cigarettes. Additionally, FDA has taken several enforcement actions against companies it alleges are utilizing inappropriate marketing or selling misbranded products.

Consumer Product Safety Commission (“CPSC”): On July 26, 2016, the CPSC began requiring that e-liquid containers be packaged in child-resistant packaging, as outlined in the Poison Prevention Packaging Act. We are not able to predict whether additional packaging requirements will be necessary for our e-liquid products in the future.

Concentration of Credit Risk: At December 31, 2018 and 2017, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $4.4 million and $5.0 million, respectively. During 2016, the Company chose to begin investing a portion of the MSA escrow accounts into U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the United States and also sells Zig-Zag® premium cigarette papers in Canada. The Company had no customers that accounted for more than 10% of net sales for 2018, 2017, or 2016. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable: Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts during 2018 and 2017 is as follows:

	2018	2017
Balance at beginning of period	$17	$35
Additions to allowance account during period	25	46
Deductions of allowance account during period	—	(64)
Balance at end of period	$42	$17

Recent Accounting Pronouncements Adopted:

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

The Company adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018 on a prospective basis. This ASU allows entities to make a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cuts and Jobs Act (“TCJA”). The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from accumulated other comprehensive income to accumulated deficit of less than $0.1 million during the first quarter of 2018.

The Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in the first quarter of 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of $0.2 million and $0.3 million from cost of sales and selling, general, and administrative expenses to net periodic benefit (income) expense, excluding service cost, for the years ended December 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements:

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, providing entities with an additional, optional transition method by which to adopt the new leases standard. ASU 2018-11 allows for application of the new leases standard at adoption date and recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will apply the revised lease rules for its interim and annual reporting periods beginning January 1, 2019, using a modified retrospective approach, including adopting several optional practical expedients. Generally the Company is the lessee under various agreements for real estate and vehicles that are currently accounted for as operating leases. As a result, existing and newly qualifying operating leases under these new rules will increase reported assets and liabilities. The expected amount of right of use assets and lease liabilities to be recorded upon adoption is less than 5% of total assets.

Note 3. Acquisitions and Investments

IVG

In September 2018, the Company acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s shareholders (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. Such amounts will be considered compensation and are not a component of the IVG purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of approximately $1.5 million within selling, general, and administrative expenses in the consolidated statement of income for the year ended December 31, 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct-Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Company’s NewGen portfolio. As of December 31, 2018, the Company had not completed the accounting for the acquisition. The estimated goodwill recorded is based on the excess consideration transferred over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed and is based on management’s preliminary estimates.

Total consideration transferred	$24,292
Adjustments to consideration transferred:
Cash acquired, net of debt assumed	(221)
Working capital	(245)
Adjusted consideration transferred	23,826

Assets acquired:
Working capital (primarily inventory)	3,331
Fixed assets	1,296
Intangible assets	7,880
Net assets acquired	12,507
Goodwill	$11,319

The goodwill of $11.3 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Vapor Supply

On April 30, 2018, the Company purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. As of December 31, 2018, the Company had not completed the accounting for the acquisition of these assets. The following fair values for working capital (primarily inventory), fixed assets, and trade name are based on management’s preliminary estimates:

Fair Value
Working capital	$2,500
Fixed assets	272
Trade name	2,028
Total consideration transferred	$4,800

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

Pro Forma Information

The following table presents financial information regarding IVG and Vapor Supply operations included in our Consolidated Statement of Operations from the date of acquisition through December 31, 2018, under the “Vapor Supply and IVG Actuals from Acquisition Dates through December 31, 2018” column. The following table also presents unaudited pro forma information as if the acquisitions of IVG and Vapor Supply had occurred on January 1, 2017, under the “Pro Forma Consolidated” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration and consolidation of the acquisition. Amortization of fair value, interest on debt, and income tax adjustments are included in the numbers below.

	Vapor Supply and IVG Actuals from Acquisition Dates Through December 31, 2018	(unaudited) Pro Forma Consolidated
		For the year ended December 31,
		2018	2017
Net sales	$23,911	$375,970	$360,425
Income (loss) before income taxes	(858)	33,672	26,926
Net income (loss)	$(687)	$26,969	$20,204
Basic earnings per common share:
Net income		$1.39	$1.06
Diluted earnings per common share:
Net income		$1.36	$1.04
Weight average common shares outstanding:
Basic - inclusive of voting and non-voting shares		19,355,607	18,989,177
Diluted - inclusive of voting and non-voting shares		19,827,562	19,513,008

Investments

In November 2018, the Company paid $2.0 million to acquire a minority ownership position (19.99%) in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. The investment in CASH positions the Company to participate in the market for hemp-derived products.

In December 2018, the Company acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from an affiliate of Standard General LP for $0.4 million. Standard General LP has a controlling interest in the Company and qualifies as a related party. The Company will work together with RadioShack on product development and sourcing teams in China. Furthermore, the Company purchased $1.1 million of finished goods inventory from Radio Shack during 2018, none of which was outstanding at December 31, 2018.

Both investments are presented as assets within the other assets line of the December 31, 2018, Consolidated Balance Sheet.

Note 4. Foreign Exchange Contracts

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2018 the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. During 2017, the Company executed no forward contracts. At December 31, 2018 and 2017, the Company had forward contracts for the purchase of €1.5 million and €0 million, respectively.

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

Long-Term Debt: With the exception of the IVG Note, the fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2018, the $4.0 million carrying value of the IVG Note approximates its fair value due to the proximity of the note’s issuance to December 31, 2018.

As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively. As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively. See ‘Note 12: Notes Payable and Long-Term Debt’ for details regarding our credit facilities.

Foreign Exchange: At December 31, 2018 and 2017, we had forward contracts for the purchase of €1.5 million and €0 million, respectively. The fair value of the foreign exchange contracts was based upon the quoted market price that resulted in a loss of approximately $0.1 million for the year ended December 31, 2018. The fair value of the foreign exchange contracts resulted in a liability of approximately $0.1 million as of December 31, 2018.

Interest Rate Swaps: The Company had swap contracts for a total notional amount of $70 million at December 31, 2018. The Company had no swap agreements outstanding at December 31, 2017. The fair values of the swap contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in a liability of $0.9 million as of December 31, 2018.

Note 6. Inventories

The components of inventories at December 31 are as follows:

	December 31, 2018	December 31, 2017
Raw materials and work in process	$2,722	$2,545
Leaf tobacco	34,977	30,308
Finished goods - Smokeless products	6,321	5,834
Finished goods - Smoking products	14,666	14,110
Finished goods - NewGen products	37,194	14,532
Other	738	1,290
	96,618	68,619
LIFO reserve	(5,381)	(5,323)
	$91,237	$63,296

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2018	2017
Balance at beginning of period	$(459)	$(600)
Charged to cost and expense	(2,132)	(197)
Deductions for inventory disposed	263	533
Other	(176)	(195)
Balance at end of period	$(2,504)	$(459)

Note 7. Property, Plant and Equipment

Property, plant and equipment at December 31 consists of:

	December 31, 2018	December 31, 2017
Land	$22	$22
Buildings and improvements	2,320	2,072
Leasehold improvements	2,101	1,873
Machinery and equipment	13,292	12,635
Furniture and fixtures	5,045	3,821
	22,780	20,423
Accumulated depreciation	(12,191)	(11,564)
	$10,589	$8,859

Note 8. Other Current Assets

	December 31, 2018	December 31, 2017
Inventory deposits	$9,739	$3,797
Other	4,955	6,545
	$14,694	$10,342

On May 18, 2018, the Company entered into an arrangement with a supplier which manufactures and distributes vapor products whereby the supplier received a $6.5 million loan with a maturity date of May 18, 2019. The note was secured by the supplier’s assets and accrued interest at an annual rate of 15% with quarterly interest payments due to the Company which began in August 2018. In September 2018, the supplier repaid the full outstanding balance of the loan in addition to a $1.0 million early termination fee which was recorded as a reduction to selling, general, and administrative expenses. As a condition to the loan, the Supplier agreed to issue the Company warrants to purchase 7.5% of the ownership interest of the supplier. In connection with the loan repayments the Company received $1.0 million net of expenses for compensation of the warrants which was recorded as a reduction to selling, general, and administrative expenses.

Note 9. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Smokeless	Smoking	NewGen	Total
Balance as of December 31, 2016	32,590	96,107	5,693	134,390
Adjustments	—	—	230	230
Balance as of December 31, 2017	$32,590	$96,107	$5,923	$134,620
Acquisitions	—	—	11,319	11,319
Balance as of December 31, 2018	$32,590	$96,107	$17,242	$145,939

The following tables summarize information about the Company’s allocation of other intangible assets. Gross carrying amounts of unamortized, indefinite life intangible assets are shown below:

	December 31, 2018			December 31, 2017
	Smokeless	NewGen	Total	Smokeless	NewGen	Total
Unamortized, indefinite life intangible assets:
Trade names	$10,871	$10,786	$21,657	$10,871	$10,786	$21,657
Formulas	53	—	53	53	—	53
Total	$10,924	$10,786	$21,710	$10,924	$10,786	$21,710

Amortized intangible assets included within the NewGen segment consist of:

	December 31, 2018		December 31, 2017
	Gross Carrying	Accumulated Amortization	Gross Carrying	Accumulated Amortization
Amortized intangible assets:
Customer relationships (useful life of 8-10 years)	$6,936	$1,454	$5,386	$729
Trade names (useful life of 15 years)	7,578	208	—	—
Franchise agreements (useful life of 8 years)	780	44	—	—
Non-compete agreements (useful life of 3.5 years)	100	60	100	31
Total	$15,394	$1,765	$5,486	$760

Note 10. Deferred Financing Costs

Deferred financing costs relating to the revolving credit facility at December 31 consist of:

	2018	2017
Deferred financing costs, net of accumulated amortization of $174 and $134, respectively	$870	$630

Note 11. Accrued Liabilities

Accrued liabilities at December 31 consist of:

	December 31, 2018	December 31, 2017
Accrued payroll and related items	$6,063	$5,683
Customer returns and allowances	2,895	2,707
Other	13,967	10,304
	$22,925	$18,694

Note 12. Notes Payable and Long-Term Debt

Notes payable and long-term debt at December 31 consisted of the following in order of preference:

	December 31, 2018	December 31, 2017
2018 First Lien Term Loan	$154,000	$—
2018 Second Lien Term Loan	40,000	—
Note payable - IVG	4,000	—
2017 First Lien First Out Term Loan	—	105,875
2017 First Lien Second Out Term Loan	—	34,738
2017 Second Lien Term Loan	—	55,000
Note payable - VaporBeast	—	2,000
Total notes payable and long-term debt	198,000	197,613
Less deferred finance charges	(3,285)	(3,573)
Less current maturities	(8,000)	(7,850)
	$186,715	$186,190

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 21 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.77% at December 31, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 5.79% at December 31, 2018. At December 31, 2018, the Company had $26.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $24.0 million unused portion of the 2018 Revolving Credit Facility is reduced by $1.3 million letters of credit with Fifth Third Bank, resulting in $22.7 million of availability under the 2018 Revolving Credit Facility at December 31, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.46% at December 31, 2018.

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. The IVG Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

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

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consisted of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which would have been repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also included an accordion feature allowing the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility could have been used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility had a maturity date of February 17, 2022, and the 2017 Second Out Term Loan had a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bore interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio.

2017 Second Lien Credit Facility

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

Note 13. Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2018			2017			2016
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,326	$3,165	$5,491	$329	$4,772	$5,101	$(46)	$(12,655)	$(12,701)
State and Local	1,394	(600)	794	1,770	409	2,179	760	(64)	696
	$3,720	$2,565	$6,285	$2,099	$5,181	$7,280	$714	$(12,719)	$(12,005)

Deferred tax assets and liabilities at December 31 consist of:

	2018		2017		2016
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Inventory	$3,004	$—	$2,485	$187	$2,268	$423
Property, plant, and equipment	—	1,445	—	1,134	—	1,642
Goodwill and other intangible assets	—	7,386	14	7,397	43	10,431
Accrued pension and post-retirement costs	202	—	621	—	1,964	—
Federal NOL carryforward	—	—	3,736	—	11,911	—
State NOL carryforward	2,842	—	3,071	—	3,083	—
AMT credit carryforward	—	—	1,327	—	997	—
Unrealized loss on investments	351	—	320	—	582	—
Deferred income for tax purposes	—	—	—	486	—	1,419
Other	3,424	440	1,441	290	2,867	429
	9,823	9,271	13,015	9,494	23,715	14,344
Valuation allowance	(2,842)	—	(3,071)	—	(3,083)
Deferred income taxes	$6,981	$9,271	$9,944	$9,494	$20,632	$14,344

At December 31, 2018, the Company had state NOL carryforwards for income tax purposes of approximately $54.2 million, which expire between 2019 and 2037, $1.8 million of which has an indefinite carryforward period. The Company has determined that, at December 31, 2018 and 2017, its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance of $2.8 million and $3.1 million has been recorded at December 2018 and 2017, respectively.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2018, 2017, and 2016, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2015.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31 is as follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes	3.3%	8.1%	4.7%
Permanent differences	(2.9)%	(16.1)%	13.2%
Other	(0.8)%	0.0%	0.0%
Valuation allowance	(0.7)%	0.0%	(133.4)%
Effective income tax rate	19.9%	27.0%	(80.5)%

In December 2017, the U.S. Congress passed the TCJA which reduced the corporate income tax rate to 21%, effective January 1, 2018. Other significant changes accompanying the corporate income tax rate reduction include eliminating the corporate alternative minimum tax, limiting the interest expense deduction to 30% of adjusted taxable income, and limiting net operating losses to 80% of taxable income for losses arising in tax years beginning after 2017. As a result of the TCJA, the Company was required to remeasure its deferred tax assets and liabilities at the newly enacted rate, resulting in $0.2 million of income tax expense for the year ended December 31, 2017. The permanent differences for the year ended December 31, 2018, 2017, and 2016 are primarily related to income tax benefits of $5.4 million ($1.1 million tax effected), $4.2 million ($1.1 million tax effected), and $0.8 million ($0.6 million tax effected), respectively, as a result of stock option exercises.

Note 14. Pension and Postretirement Benefit Plans

The Company has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. The Company’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. The Company expects to make no contributions to the pension plan in 2019.

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. The Company’s policy is to make contributions equal to benefits paid during the year. The Company expects to contribute approximately $0.2 million to its postretirement plan in 2019 for the payment of benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2018 and 2017, and a statement of the funded status:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Reconciliation of benefit obligations:
Benefit obligation at January 1	$17,121	$16,780	$4,217	$4,745
Service cost	104	104	—	—
Interest cost	553	649	117	144
Actuarial loss (gain)	(1,157)	668	(527)	(472)
Assumptions	—	—	(323)	—
Settlement/curtailment	(1,866)	—	—	—
Benefits paid	(1,055)	(1,080)	(179)	(200)
Benefit obligation at December 31	$13,700	$17,121	$3,305	$4,217

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$17,517	$16,357	$—	$—
Actual return on plan assets	327	2,240	—	—
Employer contributions	—	—	179	200
Settlement/curtailment	(1,866)	—	—	—
Benefits paid	(1,055)	(1,080)	(179)	(200)
Fair value of plan assets at December 31	$14,923	$17,517	$—	$—

Funded status:
Funded status at December 31	$1,223	$396	$(3,305)	$(4,217)
Unrecognized net actuarial loss (gain)	2,416	3,443	(1,929)	(1,161)
Net amount recognized	$3,639	$3,839	$(5,234)	$(5,378)

Accumulated benefit obligations did not exceed plan assets at December 31, 2018 or 2017, for the Company’s pension plan.

The asset allocation for the Company’s defined benefit plan, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2019	2018	2017
Asset category:
Equity securities(1)	0.0%	0.0%	51.4%
Debt securities	100.0%	84.8%	21.6%
Cash	0.0%	15.2%	27.0%
Total	100.0%	100.0%	100.0%
(1)	No shares of the Company’s common stock were included in equity securities at December 31, 2017.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is the description of the valuation methodologies used for assets measured at fair value subsequent to initial recognition. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2018 and 2017.

•	Pooled Separate Accounts. Valued at the net asset value (NAV) of shares held by the plan at year end.
•	Guaranteed Deposit Account. Valued at contract value, which approximates fair value.
•	Assets measured at fair value on a recurring basis. The table below presents the balances of the plan’s assets measured at fair value on a recurring basis by level within the fair value hierarchy:
	Total	Level 1	Level 2	Level 3
Pooled separate accounts	$12,658	$—	$12,658	$—
Guaranteed deposit account	2,265	—	—	2,265
Total assets at fair value as of December 31, 2018	$14,923	$—	$12,658	$2,265

Pooled separate accounts	$12,796	$—	$12,796	$—
Guaranteed deposit account	4,721	—	—	4,721
Total assets at fair value as of December 31, 2017	$17,517	$—	$12,796	$4,721

The table below sets forth a summary of the changes in the fair value of the Guaranteed Deposit Account:

Guaranteed Deposit Account
Balance at January 1, 2017	$1,966
Total gains (losses), realized/unrealized
Return on plan assets	64
Purchases, sales, and settlements, net	2,691
Balance at December 31, 2017	$4,721
Total gains (losses), realized/unrealized
Return on plan assets	81
Purchases, sales, and settlements, net	(2,537)
Balance at December 31, 2018	$2,265

The Company’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. The Company uses one management firm to manage plan assets, which are invested in equity and debt securities. The Company’s investment objective is to match the duration of the debt securities with the expected payments.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Prepaid asset	$1,223	$396	$—	$—
Accrued benefit cost	—	—	(3,305)	(4,217)
Accumulated other comprehensive loss, unrecognized net gain (loss)	2,416	3,443	(1,929)	(1,161)
	$3,639	$3,839	$(5,234)	$(5,378)

The amounts in accumulated other comprehensive income that are expected to be recognized in net periodic benefit costs in 2019 are losses of $0.2 million for pension and gains of approximately $0.1 million for postretirement, respectively.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$104	$104	$104	$—	$—	$—
Interest cost	553	649	699	117	144	173
Expected return on plan assets	(949)	(1,024)	(1,034)	—	—	—
Amortization of (gains) losses	186	463	493	(81)	(52)	(24)
Curtailment loss	306	—	—	—	—	—
Net periodic benefit cost	$200	$192	$262	$36	$92	$149

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

	Pension Benefits		Postretirement Benefits
	2017	2017	2018	2017
Discount rate	4.00%	3.50%	4.25%	3.25%

The weighted average assumptions used to determine net periodic pension and postretirement costs are as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate	3.8%	4.0%	3.3%	3.5%
Expected return on plan assets	6.0%	6.5%	—	—

For postretirement benefits measurement purposes, the assumed health care cost trend rate for participants as of December 31, 2018, and going forward, was 5.5%. Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects:

	2018	2017	2016
Effect on total of service and interest cost components of net periodic postretirement cost	$3	$4	$3
Effect on the health care component of the accumulated postretirement benefit obligation	$(97)	$(109)	$(78)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Period	Pension Benefits	Postretirement Benefits
2019	$1,071	$222
2020	1,051	227
2021	1,041	231
2022	1,016	236
2023	1,005	241
2024 - 2028	$4,672	$1,233

The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2018 and 2017 Plan Years, the Company contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, the Company matched the contribution by 100%. Additionally, for all years presented, the Company made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Company contributions to this plan were approximately $1.2 million for 2018, $0.9 million for 2017, and $0.8 million for 2016.

Note 15. Lease Commitments

The Company leases certain office space and vehicles for varying periods. The acquisitions of Vapor Shark in the second quarter of 2017, Vapor Supply in the second quarter of 2018, and IVG in the third quarter of 2018 added operating leases for retail store space to the Company’s lease portfolio. The following schedule details future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

Year	Payments
2019	1,938
2020	1,613
2021	727
2022	276
2023	114
2024	21
Total	$4,689

The total lease expense included in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016, was $3.6 million, $2.6 million, and $1.8 million, respectively.

Note 16. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2018, 18,153 shares of restricted stock, 184,000 performance-based restricted stock units, and 292,860 options have been granted to employees of the Company under the 2015 Plan, net of forfeitures. There are 904,987 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	1,637,762	$2.41	$1.23
Granted	133,819	14.69	4.41
Exercised	(923,708)	1.55	0.83
Forfeited	(801)	15.37	4.59
Surrendered	(83,400)	1.06	0.54
Outstanding, December 31, 2017	763,672	5.73	2.36
Granted	124,100	21.27	6.33
Exercised	(209,943)	3.97	1.47
Forfeited	(18,255)	13.46	3.90
Outstanding, December 31, 2018	659,574	$9.00	$3.34

Under the 2006 Plan, the total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016, was $5.7 million, $11.9 million, and $0.5 million, respectively. The total intrinsic value of options surrendered during the year ended December 31, 2017, was $1.0 million.

At December 31, 2018, under the 2006 Plan, the outstanding stock options’ exercise price for 419,227 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 4.43 years for the options with the $3.83 exercise price. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, a volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At December 31, 2018, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018
Number of options granted	40,000	93,819	98,100	26,000
Options outstanding at December 31, 2018	35,000	83,647	95,700	26,000
Number exercisable at December 31, 2018	11,900	28,214	—	8,840
Exercise price	$13.00	$15.41	$21.21	$21.49
Remaining lives	8.12	8.38	9.19	9.21
Risk free interest rate	1.89%	1.76%	2.65%	2.62%
Expected volatility	27.44%	26.92%	28.76%	28.76%
Expected life	6.000	6.000	6.000	5.495
Dividend yield	—	—	0.83%	0.82%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.7 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively. Total unrecognized compensation expense related to options at December 31, 2018, is $0.3 million, which will be expensed over 1.74 years.

Performance-based restricted stock units (“PRSUs”) are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of common stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied. On March 31, 2017, the Company’s Board of Directors granted 94,000 PRSUs to employees of the Company. On March 7, 2018, the Company’s Board of Directors granted an additional 96,000 PRSUs to employees of the Company. The fair values of the PRSUs granted on March 31, 2017, and March 7, 2018, are $15.60 and $21.21, respectively, the Company’s stock price on the date of grant. At December 31, 2018, there are 184,000 PRSUs outstanding, all of which are unvested. The Company recorded compensation expense related to the PRSUs of approximately $0.6 million and $0.3 million in the consolidated statements of income for the years ended December 31, 2018 and 2017, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2018, is $2.6 million, which will be expensed over the service period based on the probability of achieving the performance condition.

Note 17. Contingencies

We are a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which we are a party, see “Financial Statements and Supplementary Data − Note 2 Summary of Significant Accounting Policies: Risk and Uncertainties.” Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding.

Other major tobacco companies are defendants in product liability claims. The Company has been a defendant in a number of smokeless tobacco product liability cases in the past. All of those cases have been dismissed with prejudice and the Company has no tobacco product liability cases against it. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and batteries and may be subject to claims in the future relating to other NewGen products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

The Company is engaged in discussions and mediation with VMR and Juul, which acquired VMR in 2018. Pursuant to a Distribution and Supply Agreement (“VMR Agreement”), VMR was providing the Company with V2 e-cigarettes for exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer is required to make a payment to the Company under a formula designed to provide the Company with a fair share of the value created by the Company’s performance under the VMR Agreement. As of December 31, 2018, there is no assurance as to the outcome of this situation. Thus, the impact on the Company’s financial position, results of operations, or cash flows are uncertain as of December 31, 2018.

Note 18. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	December 31, 2018			December 31, 2017			December 31, 2016
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$25,289			$20,209			$26,913

Basic EPS:
Weighted average		19,355,607	$1.31		18,989,177	$1.06		16,470,352	$1.63

Diluted EPS:
Effect of dilutive securities:
Stock options		471,955			523,831			1,545,193
		19,827,562	$1.28		19,513,008	$1.04		18,015,545	$1.49

Note 19. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The Smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The Smoking products segment (a) imports and markets cigarette papers, tubes, and related products; (b) imports and markets finished cigars, MYO cigar tobaccos, and cigar wraps; and (c) processes, packages, and markets pipe tobaccos. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers, and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast and Vapor Shark. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Other segment includes the assets of the Company not assigned to one of the three reportable segments such as deferred taxes and deferred financing fees for the Revolving Credit Facility. The Company had no customer that accounted for more than 10% of net sales in 2018, 2017, or 2016.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income. In 2017, corporate costs were allocated to the segments based on net sales. Management believes that this allocation does not reflect the operations of the business. Prior periods have been adjusted to conform to current year presentation.

The table below presents financial information about reported segments:

	For the year ended December 31,
	2018	2017	2016
Net sales
Smokeless products	$90,031	$84,560	$77,913
Smoking products	111,507	109,956	111,005
NewGen products	131,145	91,261	17,310
	$332,683	$285,777	$206,228

Gross profit
Smokeless products	$46,490	$42,703	$38,823
Smoking products	57,043	57,146	57,595
NewGen products	39,026	25,121	4,127
	$142,559	$124,970	$100,545

Operating income (loss)
Smokeless products	$28,920	$28,005	$24,571
Smoking products	42,650	43,816	44,213
NewGen products	6,752	3,178	(924)
Corporate unallocated(1)	(29,838)	(25,320)	(23,941)
	$48,484	$49,680	$43,919

Interest expense	15,086	16,904	26,739
Interest income	(267)	(15)	(118)
Investment income	(424)	(438)	(768)
Loss on extinguishment of debt	2,384	6,116	2,824
Net periodic benefit expense, excluding service cost	131	180	334
Income before income taxes	$31,574	$26,933	$14,908

Capital expenditures
Smokeless products	$1,559	$1,928	$2,975
Smoking products	—	—	—
NewGen products	708	93	232
	$2,267	$2,021	$3,207

Depreciation and amortization
Smokeless products	$1,360	$1,400	$1,227
Smoking products	—	—	—
NewGen products	1,750	928	58
	$3,110	$2,328	$1,285
(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
	December 31, 2018	December 31, 2017
Assets
Smokeless products	$99,441	$94,559
Smoking products	142,520	141,869
NewGen products	95,397	44,914
Corporate unallocated(1)	2,019	935
	$339,377	$282,277
(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	For the year ended December 31,
	2018	2017	2016
Wholesalers	$8,798	$10,573	$13,009
Retail outlets	95,334	72,005	4,155
End-customers	26,897	8,645	146
Other	116	38	—
	$131,145	$91,261	$17,310

Net Sales: Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the year ended December 31,
	2018	2017	2016
Domestic	$317,046	$272,927	$196,348
Foreign	15,637	12,850	9,880
Total	$332,683	$285,777	$206,228

Note 20. Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results:

	1st		2nd	3rd	4th
2018
Net sales	$73,942		$81,101	$83,349	$94,291
Gross profit	31,809		35,795	36,211	38,744
Net income attributable to Turning Point Brands, Inc.	3,032	(1)	9,319	7,954	4,984
Basic net income per share	0.16		0.48	0.41	0.25
Diluted net income per share	$0.15		$0.47	$0.40	$0.25

2017
Net sales	$66,788		$72,086	$73,340	$73,563
Gross profit	27,672		32,010	32,968	32,320
Net income attributable to Turning Point Brands, Inc.	1,877	(2)	7,439	7,374	3,519
Basic net income per share	0.10		0.39	0.39	0.18
Diluted net income per share	$0.10		$0.38	$0.38	$0.18
(1)	Includes $1,883 of loss on extinguishment of debt, net of tax of $501
(2)	Includes $3,792 of loss on extinguishment of debt, net of tax of $2,324

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

Note 21. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.045 per common share was paid on January 11, 2019, to shareholders of record at the close of business on December 21, 2018.

Dividends, among other disbursements assets, are classified as restricted payments within the 2018 Credit Facility. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default. Additional restrictions limit the aggregate amount of restricted, quarterly dividends during a fiscal year to the aggregate amount of mandatory and voluntary principal payments made on the priority term loans during the fiscal year.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2018, the Company’s management, with participation of the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2018. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Turning Point Brand, Inc.’s internal controls over financial reporting.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO ICIF”), our management concluded that our internal control over financial reporting was effective as of December 31, 2018. In conducting management's evaluation as described above, IVG was excluded. The operations of IVG excluded from management's assessment of internal control over financial reporting, represent approximately 4.6% of the Company's consolidated revenues and approximately 2.9% of total assets as of December 31, 2018.

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in COSO ICIF. Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2018.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012.

/s/ Lawrence S. Wexler	/s/ Robert Lavan	/s/ Brian Wigginton
Lawrence S. Wexler	Robert Lavan	Brian Wigginton
President and Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Date: March 6, 2019	Date: March 6, 2019	Date: March 6, 2019

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14.	Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a)	Financial Information
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements or notes in Item 8 of this Annual Report on Form 10-K.
(3)	Exhibits – See (b) below
b)	Exhibits Index to Exhibits

Index to Exhibits

Exhibit No	Description
2
Stock Purchase Agreement dated as of November 17, 2016, by and among National Tobacco Company, L.P., the Sellers named therein and Smoke Free Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2016).

2.1
International Vapor Group Stock Purchase Agreement dated as of September 5, 2018, between Turning Point Brands,Inc. and International Vapor Group, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018).

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
(File No. 333-207816) filed on November 5, 2015).†

10.2	Form of Stock Option Award Agreement under the 2015 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017).†

10.3
Form of Performance-Based Restricted Stock Unit Award Agreement under the Turning Point Brands, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2017).

10.4
2006 Equity Incentive Plan of Turning Point Brands, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015).†

10.5
Amendment No. 1 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017).†

10.6
Amendment No. 2 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017).†

10.7
Amendment No. 3 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2017).†

10.8
Amendment No. 4 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017).†

Exhibit No	Description

10.9	Form of Award Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015).†

10.10	Form of Cash-Out Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 7, 2017).†

10.11
Form of Indemnification Agreement between Turning Point Brands, Inc. and certain directors and officers (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 207816) filed on November 24, 2015).

10.12
Form of Indemnification Agreement between Turning Point Brands, Inc. and certain directors and officers (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.13
Form of Indemnification Agreement between Turning Point Brands, Inc. and Standard General Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).†

10.14
Employment Agreement between Turning Point Brands, Inc. and Lawrence Wexler dated November 23, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 16, 2016).†

10.15
Employment Agreement between Turning Point Brands, Inc. and Mark Stegeman, dated November 23, 2015 (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on May 16, 2016).†

10.16
Employment Agreement between Turning Point Brands, Inc. and Mr. Robert M. Lavan dated March 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2018).

10.17
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

Exhibit No	Description

10.20
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

10.29
Amendment to the Amended and Restated Distribution and License Agreement dated March 10, 2010, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207816) filed on November 5, 2015).

Exhibit No	Description

10.30
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

10.38
First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2017).

10.39
Second Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., as the Borrower, Prospect Capital Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2017).

10.40
First Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 17, 2017).

Exhibit No	Description
10.41
Second Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Prospect Capital Corporation, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 17, 2017).

10.42
Intercreditor Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 17, 2017).

10.43
Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.44
Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.45
Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.46
Second Lien Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.47
First Amendment to Second Lien Intercreditor Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc., and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.48	Form of Installment Note issued to VaporBeast Stockholders on November 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2016).

10.49	Form of 18-Month Note issued to VaporBeast Stockholders on November 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2016).

10.50	Form of Guaranty to VaporBeast Shareholders dated November 17, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 2, 2016).

10.51
Release and Severance Agreement dated as of May 2, 2018, between Turning Point Brands, Inc. and Mark A. Stegeman (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2018).†

Exhibit No	Description
10.52
Amendment to the Non-Qualified Stock Option Award Agreement dated as of May 3, 2018, between Turning Point Brands, Inc. and Mark A. Stegeman (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2018).†

21	Subsidiaries of Turning Point Brands, Inc.*

23	Consent of RSM US, LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2018, 2017, and 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholder’s equity (deficit), (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

*	Filed herewith
†	Compensatory plan or arrangement
Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 6, 2019.

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

Signature		Title	Date

By:	/s/ Lawrence S. Wexler	Director, Chief Executive Officer	March 6, 2019
Lawrence S. Wexler

By:	/s/ Robert Lavan	Chief Financial Officer	March 6, 2019
Robert Lavan

By:	/s/ Brian Wigginton	Chief Accounting Officer	March 6, 2019
Brian Wigginton

By:	/s/ Thomas F. Helms, Jr.	Chairman of the Board of Directors	March 6, 2019
Thomas F. Helms, Jr.

By:	/s/ Gregory H. A. Baxter	Director	March 6, 2019
Gregory H. A. Baxter

By:	/s/ H. C. Charles Diao	Director	March 6, 2019
H. C. Charles Diao

By:	/s/ David Glazek	Director	March 6, 2019
David Glazek

By:	/s/ Peggy Hebard	Director	March 6, 2019
Peggy Hebard

By:	/s/ Arnold Zimmerman	Director	March 6, 2019
Arnold Zimmerman

By:	/s/ Ashley Davis Frushone	Director	March 6, 2019
Ashley Davis Frushone