Form 10-Q
period 2019-03-31
Turning Point Brands, Inc.
filed 2019-05-01
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

At April 22, 2019, there were 19,589,410 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.  Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	our products are subject to developing and unpredictable regulation;
•	our products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing our NewGen products;
•	significant product liability litigation;
•	some of our products are subject to developing and unpredictable regulations;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarette, vaporizer and e-liquid use;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;

•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

	(unaudited)
ASSETS	March 31, 2019	December 31, 2018
Current assets:
Cash	$1,741	$3,306
Accounts receivable, net of allowances of $47 in 2019 and $42 in 2018	4,343	2,617
Inventories	90,871	91,237
Other current assets	11,666	14,694
Total current assets	108,621	111,854
Property, plant, and equipment, net	10,942	10,589
Right of use assets	10,951	-
Deferred financing costs, net	818	870
Goodwill	145,961	145,939
Other intangible assets, net	34,979	35,339
Master Settlement Agreement (MSA) escrow deposits	31,045	30,550
Other assets	4,225	4,236
Total assets	$347,542	$339,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,070	$6,841
Accrued liabilities	20,419	22,925
Current portion of long-term debt	12,000	8,000
Revolving credit facility	14,000	26,000
Total current liabilities	61,489	63,766
Notes payable and long-term debt	180,900	186,715
Deferred income taxes	2,172	2,291
Postretirement benefits	3,092	3,096
Lease liabilities	9,504	-
Other long-term liabilities	1,544	886
Total liabilities	258,701	256,754

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares - 19,576,398 at March 31, 2019, and 19,553,857 at December 31, 2018	196	196
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	111,089	110,466
Accumulated other comprehensive loss	(2,614)	(2,536)
Accumulated deficit	(19,830)	(25,503)
Total stockholders’ equity	88,841	82,623
Total liabilities and stockholders’ equity	$347,542	$339,377

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$91,628	$73,942
Cost of sales	51,164	42,133
Gross profit	40,464	31,809
Selling, general, and administrative expenses	28,429	22,068
Operating income	12,035	9,741
Interest expense, net	3,856	3,654
Investment income	(144)	(95)
Loss on extinguishment of debt	-	2,384
Net periodic benefit income, excluding service cost	(11)	(43)
Income before income taxes	8,334	3,841
Income tax expense	1,774	809
Consolidated net income	$6,560	$3,032

Basic income per common share:
Consolidated net income	$0.34	$0.16
Diluted income per common share:
Consolidated net income	$0.33	$0.15
Weighted average common shares outstanding:
Basic	19,559,596	19,221,892
Diluted	20,045,964	19,762,194

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Consolidated net income	$6,560	$3,032

Other comprehensive loss, net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $1 in 2019 and $10 in 2018	(4)	30
Unrealized gain (loss) on investments, net of tax of $93 in 2019 and $135 in 2018	402	(384)
Unrealized loss on interest rate swaps, net of tax of $182 in 2019 and $185 in 2018	(476)	(526)
	(78)	(880)
Consolidated comprehensive income	$6,482	$2,152

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months ended March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$6,560	$3,032
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	2,384
Loss on disposal of property, plant, and equipment	23	-
Depreciation expense	531	560
Amortization of other intangible assets	359	176
Amortization of deferred financing costs	237	238
Deferred income taxes	(29)	793
Stock compensation expense	466	197
Changes in operating assets and liabilities:
Accounts receivable	(1,726)	965
Inventories	366	5,237
Other current assets	2,984	(2,051)
Other assets	(427)	(23)
Accounts payable	8,229	2,955
Accrued postretirement liabilities	(9)	(14)
Accrued liabilities and other	(3,539)	(6,029)
Net cash provided by operating activities	$14,025	$8,420

Cash flows from investing activities:
Capital expenditures	$(886)	$(363)
Restricted cash, MSA escrow deposits	1,702	(530)
Net cash provided by (used in) investing activities	$816	$(893)

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Three Months ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	$-	$160,000
Payments of 2018 first lien term loan	(2,000)	-
Proceeds from 2018 second lien term loan	-	40,000
Payments of 2018 revolving credit facility	(12,000)	-
Payment of dividends	(880)	-
Payments of 2017 first lien term loan	-	(140,613)
Payments of 2017 second lien term loan	-	(55,000)
Proceeds from (payments of) 2017 revolving credit facility, net	-	(8,000)
Payments of financing costs	-	(3,279)
Exercise of options	187	20
Redemption of options	(12)	-
Net cash used in financing activities	$(14,705)	$(6,872)

Net increase in cash	$136	$655

Cash, beginning of period:
Unrestricted	3,306	2,607
Restricted	2,361	4,709
Total cash at beginning of period	$5,667	$7,316

Cash, end of period:
Unrestricted	$1,741	$3,792
Restricted	4,062	4,179
Total cash at end of period	$5,803	$7,971

Supplemental schedule of noncash financing activities:
Accrued expenses incurred for financing costs	$-	$154
Dividends declared not paid	$887	$-

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Common Stock, Non-Voting	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Beginning balance January 1, 2019	19,553,857	$196	$-	$110,466	$(2,536)	$(25,503)	$82,623
Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	-	(4)	-	(4)
Unrealized gain on MSA investments, net of tax of $93	-	-	-	-	402	-	402
Unrealized loss on other investments, net of tax of $0	-	-	-	-	-	-	-
Unrealized loss on interest rate swaps, net of tax of $182	-	-	-	-	(476)	-	(476)
Stock compensation expense	-	-	-	449	-	-	449
Restricted stock forfeitures	(47)	-	-	(1)	-	-	(1)
Exercise of options	22,588	-	-	187	-	-	187
Redemption of options	-	-	-	(12)	-	-	(12)
Dividends	-	-	-	-	-	(887)	(887)
Net income	-	-	-	-	-	6,560	6,560
Ending balance March 31, 2019	19,576,398	$196	$-	$111,089	$(2,614)	$(19,830)	$88,841

Beginning balance January 1, 2018	19,210,633	$192	$-	$103,640	$(2,973)	$(47,535)	$53,324
Unrecognized pension and postretirement cost adjustment	-	-	-	-	30	-	30
Unrealized loss on MSA investments, net of tax of $133	-	-	-	-	(379)	-	(379)
Unrealized loss on other investments, net of tax of $2	-	-	-	-	(5)	-	(5)
Unrealized loss on interest rate swaps, net of tax of $185	-	-	-	-	(526)	-	(526)
Stock compensation expense	-	-	-	177	-	-	177
Restricted stock forfeitures	(517)	-	-	(4)	-	-	(4)
Exercise of options	12,501	-	-	20	-	-	20
Dividends	-	-	-	-	-	(777)	(777)
Reclassfication of tax effects from accumulated other comprehensive income	-	-	-	-	24	(24)	-
Net income	-	-	-	-	-	3,032	3,032
Ending balance March 31, 2018	19,222,617	$192	$-	$103,833	$(3,829)	$(45,304)	$54,892

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Organizations

Turning Point Brands, Inc. (the “Company”), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), International Vapor Group, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures LLC (“Nu-X”).

Basis of Presentation

The accompanying interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2018, and are unaudited. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2018. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Revenue from Contracts with Customers (Topic 606): (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

Topic 606 requires entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Company management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 17 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 17 as well.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $4.3 million and $3.2 million for the three months ending March 31, 2019 and 2018, respectively.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statue to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the company.  The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.0 million. At December 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.6 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

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

	As of March 31, 2019				As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$4,062	$-	$-	$4,062	$2,361	$-	$-	$2,361
U.S. Governmental agency obligations (unrealized gain position < 12 months)	500	2	-	502	1,193	9	-	1,202
U.S. Governmental agency obligations (unrealized loss position < 12 months)	-	-	-	-	1,000	-	(3)	997
U.S. Governmental agency obligations (unrealized loss position > 12 months)	27,511	-	(1,030)	26,481	27,519	-	(1,529)	25,990
	$32,073	$2	$(1,030)	$31,045	$32,073	$9	$(1,532)	$30,550

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

	As of
	March 31, 2019	December 31, 2018
Less than one year	$1,499	$1,499
One to five years	14,091	13,591
Five to ten years	9,453	11,152
Greater than ten years	2,968	3,470
Total U.S. Governmental agency obligations	$28,011	$29,712

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	March 31, 2019	December 31, 2018

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83

Total	$32,073	$32,073

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

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products). The FDA is currently considering changes to this policy. No other significant filing deadlines have been altered at this time. The FDA also acknowledged a “continuum of risk” among tobacco products (i.e., certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it would be increasing its focus on the regulation of cigarette products. FDA has since published a number of Advanced Notices of Proposed Rulemaking (“ANPRM”) on these subjects.

Recent Accounting Pronouncements Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, “Leases - Targeted Improvements.” Under this method of adoption, there is no impact to the comparative consolidated statement of income and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, “Leases”. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact the Company’s income before income taxes and had no impact on the statement of cash flows. See Note 11, “Leases” for further details.

Note 3. Acquisitions

IVG

In September 2018, the Company acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date.  All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. Such amounts will be considered compensation and not a component of the IVG purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of approximately $0.4 million within the consolidated statement of income for the three months ended March 31, 2019, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Company’s NewGen portfolio. As of March 31, 2019, the Company had not completed the accounting for the acquisition. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired and are based on management’s preliminary estimates.

Total consideration transferred	$24,292
Adjustments to consideration transferred:
Cash acquired, net of debt assumed	(221)
Working capital	(245)
Adjusted consideration transferred	23,826

Assets acquired:
Working capital (primarily inventory)	3,331
Fixed assets	1,274
Intangible assets	7,880
Net assets acquired	12,485

Goodwill	$11,341

The goodwill of $11.3 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Vapor Supply

On April 30, 2018, the Company purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. As of March 31, 2019, the Company had not completed the accounting for the acquisition of these assets. The following fair value for working capital (primarily inventory), fixed assets, and trade name are based on management’s preliminary estimates:

Fair Value

Working capital	$2,500
Fixed assets	272
Trade name	2,028
Total consideration transferred	$4,800

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three months ended March 31, 2019. During 2018 the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million. At March 31, 2019, and December 31, 2018, the Company had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at March 31, 2019, and December 31, 2018, resulted in a liability of $1.5 million and $0.9 million, respectively, included in other long-term liabilities.

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

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.0 million due to the recency of the note’s issuance, relative to the end of the quarter, March 31, 2019.

Long-Term Debt

As the Company’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of March 31, 2019, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $152.0 million and $40.0 million, respectively. As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively. See Note 10 of Notes to Consolidated Financial Statements for information regarding our credit facilities.

Foreign Exchange

The Company did not have any open forward contracts at March 31, 2019. The Company had forward contracts for the purchase of €1.5 million as of December 31, 2018. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in a gain of approximately $0.1 million for the three months ended March 31, 2019. As there were no open contracts as of March 31, 2019, there is no resulting balance sheet position related to the fair value.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at March 31, 2019 and December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $1.5 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively.

Note 6. Inventories

The components of inventories are as follows:

	March 31, 2019	December 31, 2018
Raw materials and work in process	$3,967	$2,722
Leaf tobacco	35,929	34,977
Finished goods - Smokeless products	6,540	6,321
Finished goods - Smoking products	15,079	14,666
Finished goods - NewGen products	33,810	37,194
Other	903	738
	96,228	96,618
LIFO reserve	(5,357)	(5,381)
	$90,871	$91,237

The inventory valuation allowance was $1.5 million and $2.5 million as of March 31, 2019, and December 31, 2018, respectively.

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Land	$22	$22
Buildings and improvements	2,320	2,320
Leasehold improvements	2,101	2,101
Machinery and equipment	14,214	13,292
Furniture and fixtures	5,003	5,045
	23,660	22,780
Accumulated depreciation	(12,718)	(12,191)
	$10,942	$10,589

Note 8. Other Current Assets

Other current assets consisted of the following:

	March 31, 2019	December 31, 2018
Inventory deposits	$7,134	$9,739
Other	4,532	4,955
	$11,666	$14,694

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accrued payroll and related items	$3,093	$6,063
Customer returns and allowances	3,082	3,634
Taxes payable	3,758	2,138
Lease liabilities	1,700	-
Other	8,786	11,090
	$20,419	$22,925

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following in order of preference:

	March 31, 2019	December 31, 2018
2018 First Lien Term Loan	$152,000	$154,000
2018 Second Lien Term Loan	40,000	40,000
Note payable - IVG	4,000	4,000
Total notes payable and long-term debt	196,000	198,000
Less deferred finance charges	(3,100)	(3,285)
Less current maturities	(12,000)	(8,000)
	$180,900	$186,715

2018 Credit Facility

On March 7, 2018, the Company entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility contains a $40 million accordion feature. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. The Company incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing.

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 18 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.75% at March 31, 2019. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.61% at March 31, 2019. At March 31, 2019, the Company had $14.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $36.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $1.3 million letter of credit with Fifth Third Bank, resulting in $34.7 million of availability under the 2018 Revolving Credit Facility at March 31, 2019.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.48% at March 31, 2019.

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

Note 11. Leases

As of January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The main impact to the financial statements is the recognition of lease liabilities and right of use assets. The Company’s leases consist primarily of leased property for manufacturing warehouse, head offices and retail space as well as vehicle leases. In general, the Company does not recognize any renewal periods within the lease terms as there are not significant barriers to ending the lease at the initial term.  Lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the balance sheet.  Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consisted of the following:

Three months ended	March 31, 2019

Operating lease cost
Cost of sales	$192
Selling, general and administrative	555
Variable lease cost (1)	245
Short-term lease cost	54
Sublease income	(30)
Total operating lease cost	$1,016

(1) Variable lease expense includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

March 31, 2019
Assets:
Right of use assets	$10,951
Total leased assets	$10,951

Liabilities:
Current lease liabilities (2)	$1,700
Long-term lease liabilities	9,504
Total Lease Liabilities	$11,204

(2) Reported within accrued liabilities on the balance sheet

As of March 31, 2019
Weighted-average remaining lease term - operating leases	9.0 years
Weighted-average discount rate - operating leases	6.49%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02.

As of March 31, 2019, maturities of lease liabilities consisted of the following:

March 31, 2019
Remaining nine months of 2019	$1,736
2020	2,167
2021	1,788
2022	1,144
2023	973
Years thereafter	7,245
Total lease payments	$15,053
Less: Imputed interest	3,849
Present value of lease liabilities	$11,204

Note 12. Income Taxes

In December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017 (”TCJA”) which the President signed in the same month. The TCJA reduced the corporate income tax rate to 21%, effective January 1, 2018. Other significant changes accompanying the corporate income tax rate reduction include eliminating the corporate alternative minimum tax, limiting the interest expense deduction to 30% of adjusted taxable income, and limiting net operating losses to 80% of taxable income for losses arising in tax years beginning after 2017. The TCJA required the Company to remeasure its deferred tax assets and liabilities at the newly enacted tax rate in December 2017, the period of enactment.

The Company’s effective income tax rate for the three months ended March 31, 2019, was 21.3% which includes a discrete tax deduction of $0.9 million for the three months ended March 31, 2019, relating to stock option exercises. The Company’s effective income tax rate for the three months ended March 31, 2018, was 21% which includes a discrete tax deduction of $0.3 million for the three months ended March 31, 2018, relating to stock option exercises.

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

Note 13. Pension and Postretirement Benefit Plans

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Service cost	$26	$26	$-	$-
Interest cost	130	142	25	29
Expected return on plan assets	(161)	(254)	-	-
Amortization of (gains) losses	37	60	(42)	(20)
Net periodic benefit (income) cost	$32	$(26)	$(17)	$9

Note 14. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2019, net of forfeitures, there were 18,059 shares of restricted stock, 272,776 performance-based restricted stock units, and 447,728 options granted under the 2015 Plan. There are 661,437 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	763,672	5.73	2.36

Granted	124,100	21.27	6.33
Exercised	(209,943)	3.97	1.47
Forfeited	(18,255)	13.46	3.90
Outstanding, December 31, 2018	659,574	$9.00	$3.34

Granted	155,780	47.58	15.63
Exercised	(22,892)	8.16	3.08
Forfeited	(912)	44.69	14.64
Outstanding, March 31, 2019	791,550	$16.58	$5.75

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018, was $0.8 million, and $0.3 million, respectively.

At March 31, 2019, under the 2006 Plan, the outstanding stock options’ exercise price for 405,296 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 4.17 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2019, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019
Number of options granted	40,000	93,819	98,100	26,000	155,780
Options outstanding at March 31, 2019	30,700	79,874	94,730	26,000	154,950
Number exercisable at March 31, 2019	19,150	53,511	33,746	17,420	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58
Remaining lives	7.87	8.13	8.94	8.96	9.98
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%
Expected life	6.000	6.000	6.000	5.495	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018. Total unrecognized compensation expense related to options at March 31, 2019, is $2.5 million, which will be expensed over 2.62 years.

Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied). On March 7, 2018, the Company’s Board of Directors granted 96,000 PRSUs to employees of the Company.  On March 20, 2019, the Company’s Board of Directors granted an additional 92,500 PRSUs to employees of the Company. The fair values of the PRSUs granted on March 7, 2018, and March 20, 2019, are $21.21 and $47.58, respectively, the Company’s stock price on the date of grant. As of March 31, 2019, there are 267,900 PRSUs outstanding, all of which are unvested. On March 20, 2019, the Company’s Board of Directors granted 4,876 PRSUs with a one-year performance period. The fair value of these awards is $47.58. The Company recorded compensation expense related to the PRSUs of approximately $0.2 million and $0.1 million in the consolidated statements of income for the three months ended March 31, 2019 and 2018, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2019, is $6.7 million which will be expensed over the service periods based on the probability of achieving the performance condition.

Note 15. Contingencies

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

Note 16. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$6,560			$3,032

Basic EPS:
Weighted average		19,559,596	$0.34		19,221,892	$0.16

Diluted EPS:
Effect of dilutive securities:
Stock options		486,368			540,302
		20,045,964	$0.33		19,762,194	$0.15

Note 17. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: Smokeless products, Smoking products, and NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping and CBD related products to non-traditional retail outlets via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distributes a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income. In 2018, corporate costs were allocated to the segments based on net sales. Management believes this allocation does not reflect the operations of the business. Prior periods have been adjusted to conform to the current year presentation.

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2019	2018

Net sales
Smokeless products	$22,544	$20,747
Smoking products	25,519	26,996
NewGen products	43,565	26,199
	$91,628	$73,942

Gross profit
Smokeless products	$12,073	$10,993
Smoking products	13,484	13,164
NewGen products	14,907	7,652
	$40,464	$31,809

Operating income (loss)
Smokeless products	$7,487	$6,805
Smoking products	9,946	9,544
NewGen products	2,838	1,010
Corporate unallocated (1)	(8,236)	(7,618)
	$12,035	$9,741

Interest expense, net	3,856	3,654
Investment Income	(144)	(95)
Loss on extinguishment of debt	-	2,384
Net periodic benefit income, excluding service cost	(11)	(43)

Income before income taxes	$8,334	$3,841

Capital expenditures
Smokeless products	$577	$349
Smoking products	-	-
NewGen products	309	14
	$886	$363

Depreciation and amortization
Smokeless products	$357	$339
Smoking products	-	-
NewGen products	533	396
	$890	$735

(1) Includes corporate costs that are not allocated to any of the three reportable segments.

	March 31, 2019	December 31, 2018
Assets
Smokeless products	$108,762	$99,441
Smoking products	143,108	142,520
NewGen products	93,990	95,397
Corporate unallocated (1)	1,682	2,019
	$347,542	$339,377

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

	NewGen Segment
	Three Months Ended March 31,
	2019	2018

Wholesalers	$2,197	$2,330
Retail outlets	28,645	20,884
End-customers	12,673	2,935
Other	50	50
	$43,565	$26,199

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended March 31,
	2019	2018
Domestic	$88,769	$70,858
Foreign	2,859	3,084
Total	$91,628	$73,942

Note 18. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.045 per common share was paid on April 12, 2019, to shareholders of record at the close of business on March 22, 2019.

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

Note 19. Subsequent Events

The company engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing the Company with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to the Company under a formula designed to provide the Company with a fair share of the value created by the Company’s performance under the VMR Agreement. The discussions have been completed and the Company received $6.7 million in April 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, the Company expects to record a $5.5 million gain in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our historical consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors.”

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

Organizational Structure

We, Turning Point Brands, Inc., are a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”), and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast”, f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”, f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), International Vapor Group, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures, LLC (“Nu-X”).

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products, and tobacco vaporizer products; however, we do not sell cigarettes. We estimate the OTP industry generated approximately $11 billion in manufacturer revenue in 2018. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low- to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 23 years of experience in the tobacco industry, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Products

We operate in three segments: Smokeless products, Smoking products and NewGen products. In our Smokeless products segment we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we (i) market and distribute cigarette papers, tubes, and related products; (ii) market and distribute finished cigars and MYO cigar wraps; and (iii) process, package, market, and distribute traditional pipe tobaccos. In our NewGen products segment, we (i) market and distribute e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of vaping and CBD related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distribute a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platforms. Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment.

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

Recent Developments

VMR

We engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing us with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to us under a formula designed to provide us with a fair share of the value created by our performance under the VMR Agreement. The discussions have been completed and we received $6.7 million in April 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, we expect to record a $5.5 million gain in the second quarter.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations

Comparison of the Three Months Ended March 31, 2019, to the Three Months Ended March 31, 2018

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$22,544	$20,747	8.7%
Smoking products	25,519	26,996	-5.5%
NewGen products	43,565	26,199	66.3%
Total net sales	91,628	73,942	23.9%
Cost of sales	51,164	42,133	21.4%
Gross profit
Smokeless products	12,073	10,993	9.8%
Smoking products	13,484	13,164	2.4%
NewGen products	14,907	7,652	94.8%
Total gross profit	40,464	31,809	27.2%

Selling, general, and administrative expenses	28,429	22,068	28.8%
Operating income	12,035	9,741	23.5%
Interest expense, net	3,856	3,654	5.5%
Investment Income	(144)	(95)	51.6%
Loss on extinguishment of debt	-	2,384	-100.0%
Net periodic benefit income, excluding service cost	(11)	(43)	-74.4%
Income before income taxes	8,334	3,841	117.0%
Income tax expense	1,774	809	119.3%
Consolidated net income	$6,560	$3,032	116.4%

Net Sales:  For the three months ended March 31, 2019, consolidated net sales increased to $91.6 million from $73.9 million for the three months ended March 31, 2018, an increase of $17.7 million or 23.9%. The increase in net sales was primarily driven by volume growth in NewGen which includes the addition of three months of IVG and Vapor Supply sales in 2019.

For the three months ended March 31, 2019, net sales in the Smokeless products segment increased to $22.5 million from $20.7 million for the three months ended March 31, 2018, an increase of $1.8 million or 8.7%.  For the three months ended March 31, 2019, volume increased 4.8% and price/mix increased 3.9%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST partially offset by declining sales in chewing tobacco, largely attributable to long-term segment erosion, and a continuing shift to lower price products.

For the three months ended March 31, 2019, net sales in the Smoking products segment decreased to $25.5 million from $27.0 million for the three months ended March 31, 2018, a decrease of $1.5 million or 5.5%. For the three months ended March 31, 2019, volume decreased 8.4% and price/mix increased 2.9%. The net sales decline is attributable to delayed Canadian paper orders as a result of the packaging regulations and declining sales in the low-margin cigars business.

For the three months ended March 31, 2019, net sales in the NewGen products segment increased to $43.6 million from $26.2 million for the three months ended March 31, 2018, an increase of $17.4 million or 66.3%. The increase in net sales was primarily driven by continued VaporBeast momentum, and three months of IVG and Vapor Supply net sales.

Gross Profit:  For the three months ended March 31, 2019, consolidated gross profit increased to $40.5 million from $31.8 million for the three months ended March 31, 2018, an increase of $8.7 million or 27.2%.  Gross profit as a percentage of revenue increased to 44.2% for the three months ended March 31, 2019, from 43.0% for the three months ended March 31, 2018.

For the three months ended March 31, 2019, gross profit in the Smokeless products segment increased to $12.1 million from $11.0 million for the three months ended March 31, 2018, an increase of $1.1 million or 9.8%. Gross profit as a percentage of net sales increased to 53.6% of net sales for the three months ended March 31, 2019, from 53.0% of net sales for the three months ended March 31, 2018, primarily as a result of product mix.

For the three months ended March 31, 2019, gross profit in the Smoking products segment increased to $13.5 million from $13.2 million for the three months ended March 31, 2018, an increase of $0.3 million or 2.4%. Gross profit as a percentage of net sales increased to 52.8% of net sales for the three months ended March 31, 2019, from 48.8% of net sales for the three months ended March 31, 2018, as a result of a continued decline in the low margin cigar business. For the three months ended March 31, 2019 cigar sales were $1.1 million compared to $1.6 million for the three months ended March 31, 2018.

For the three months ended March 31, 2019, gross profit in the NewGen products segment increased to $14.9 million from $7.7 million for the three months ended March 31, 2018, an increase of $7.3 million or 94.8%. Gross profit as a percentage of net sales increased to 34.2% of net sales for the three months ended March 31, 2019, from 29.2% of net sales for the three months ended March 31, 2018, primarily as a result of the addition of IVG, a business-to-consumer operation which generally has higher margins.

Selling, General, and Administrative Expenses:  For the three months ended March 31, 2019, selling, general, and administrative expenses increased to $28.4 million from $22.1 million for the three months ended March 31, 2018, an increase of $6.4 million or 28.8%. Selling, general and administrative expenses included $5.9 million of expense relating to the inclusion of Vapor Supply and IVG, $0.9 million of transaction costs including an earnout for IVG management, $0.5 million of severance related expenses for organizational changes, $0.5 million of duplicative warehouse expenses associated with consolidating VaporBeast operations into the Louisville facility and $0.4 million of new product launch costs for Nu-X products.

Interest Expense, net:  For the three months ended March 31, 2019, interest expense increased to $3.9 million from $3.7 million for the three months ended March 31, 2018, as a result of higher outstanding balance on our revolver and higher interest rates.

Investment Income:  Investment income relating to investment of the MSA escrow deposits was approximately $0.1 million for the three months ended March 31, 2019 and 2018.

Loss on extinguishment of debt:  For the three months ended March 31, 2019, we had no loss on extinguishment of debt. For the three months ended March 31, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing our credit facility during the period.

Income Tax Expense:  Our income tax expense of $1.8 million was 21.3% of income before income taxes for the three months ended March 31, 2019 compared to 21.1% for the three months ended March 31, 2018.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended March 31, 2019 and 2018, was $6.6 million and $3.0 million, respectively.

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

	Three Months Ended March 31,
	2019	2018
Consolidated net income	$6,560	$3,032
Add:
Interest expense, net	3,856	3,654
Loss on extinguishment of debt	-	2,384
Income tax expense	1,774	809
Depreciation expense	531	560
Amortization expense	359	175
EBITDA	$13,080	$10,614
Components of Adjusted EBITDA
LIFO adjustment (a)	(24)	(57)
Pension/postretirement expense (income) (b)	16	(17)
Stock options, restricted stock, and incentives expense (c)	715	197
Foreign exchange hedging (d)	(71)	46
Transactional expenses and strategic initiatives (e)	910	599
New product launch costs (f)	442	682
Product line rationalizations (g)	-	1,008
Warehouse reorganization (h)	508	-
Severance charges and organizational development (i)	496	636
Adjusted EBITDA	$16,072	$13,708

(a) Represents expense related to an inventory valuation allowance for last-in, first-out (“LIFO”) reporting.
(b) Represents our non-cash pension/postretirement expense.
(c) Represents non-cash stock options, restricted stock and incentives expense.
(d) Represents non-cash gain and loss stemming from our foreign exchange hedging activities.
(e) Represents the fees incurred for transaction expenses and strategic initiatives.
(f) Represents product launch costs of our new product lines.
(g) Represents costs associated with discontinued products related to product line rationalization.
(h) Represents costs associated with consolidating warehouses.
(i) Represents costs associated with departmental restructuring, including severance.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our 2018 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less current liabilities, decreased $1.0 million to $47.1 million at March 31, 2019, compared with $48.1 million at December 31, 2018. The decrease in working capital is primarily due to the IVG Note Payable becoming current.

	As of
(in thousands)	March 31, 2019	December 31, 2018

Current assets	$108,621	$111,854
Current liabilities	61,489	63,766
Working capital	$47,132	$48,088

Cash Flows from Operating Activities

For the three months ended March 31, 2019, net cash provided by operating activities was $14.0 million compared to net cash provided by operating activities of $8.4 million for the three months ended March 31, 2018, an increase of $5.6 million, primarily due to changes in working capital accounts.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, net cash provided by investing activities was $0.8 million compared to net cash used in investing activities of $0.9 million for the three months ended March 31, 2018, an increase of $1.7 million, primarily due to MSA funds shifting from investments to cash.

Cash Flows from Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $14.7 million compared to net cash used in financing activities of $6.9 million for the three months ended March 31, 2018, an increase of $7.8 million, primarily due to payments on our 2018 Revolving Credit Facility, as well as the payment of financing costs in 2018, which did not occur in 2019.

Dividends

On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.045 per common share was paid on April 12, 2019, to shareholders of record at the close of business on March 22, 2019.

Long-Term Debt

As of March 31, 2019, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

	March 31, 2019	December 31, 2018

2018 Revolving Credit Facility	$14,000	$26,000
2018 First Lien Term Loan	152,000	154,000
2018 Second Lien Term Loan	40,000	40,000
Note payable - IVG	4,000	4,000
Total notes payable and long-term debt	210,000	224,000
Less deferred finance charges	(3,100)	(3,285)
Less revolving credit facility	(14,000)	(26,000)
Less current maturities	(12,000)	(8,000)
	$180,900	$186,715

2018 Credit Facility

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict our ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 18 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.75% at March 31, 2019. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.61% at March 31, 2019. At March 31, 2019, we had $14.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $36.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $1.3 million letter of credit with Fifth Third Bank, resulting in $34.7 million of availability under the 2018 Revolving Credit Facility at March 31, 2019.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.48% at March 31, 2019.

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

Off-balance Sheet Arrangements

During the first quarter of 2019 we did not execute any forward contracts. During 2018 the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At March 31, 2019, and December 31, 2018, we had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases during the three months ended March 31, 2019, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2018 Annual Report on Form 10-K, during the period. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2018 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2018 Annual Report on Form 10-K, during the three months ended March 31, 2019. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2018 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

Our March 2018 refinancing resulted in all of our long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, we entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. At March 31, 2019, $70 million of our outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $1.4 million per year. Refer to Note 4 of Notes to Consolidated Financial Statements located at Part I, Item 1, for additional information regarding the interest rate swaps.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2019. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which we are a party, see “Notes to Consolidated Financial Statements - Note 2 Summary of Significant Accounting Policies: Risk and Uncertainties.” Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding.

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

We engaged in discussions and mediation with VMR, which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing us with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to us under a formula designed to provide us with a fair share of the value created by our performance under the VMR Agreement. The discussions have been completed and we received $6.7 million in April 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, we expect to record a $5.5 million gain in the second quarter.

See ‘Risk Factors—We may become subject to significant product liability litigation’ within our 2018 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2018 Annual Report on Form 10-K.  There have been no material changes to the Risk Factors set forth in the 2018 Annual Report on Form 10-K.

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 1, 2019, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*  Filed or furnished herewith

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

Date: May 1, 2019