Form 10-Q
period 2019-06-30
Turning Point Brands, Inc.
filed 2019-08-01
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

(502) 778-4421
(Registrant’s telephone number, including area code)

 Former name, former address and former fiscal year, if changed since last report: not applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	TPB	New York Stock Exchange

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

At July 25, 2019, there were 19,658,317 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.  Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	our products are subject to developing and unpredictable regulation, for example, current court action moving forward certain substantial Pre Market Tobacco Application obligations;
•	our products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing our NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarette, vaporizer and e-liquid use;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;

•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) June 30, 2019	December 31, 2018
Current assets:
Cash	$2,127	$3,306
Accounts receivable, net of allowances of $49 in 2019 and $42 in 2018	6,280	2,617
Inventories	94,583	91,237
Other current assets	18,184	14,694
Total current assets	121,174	111,854
Property, plant, and equipment, net	11,390	10,589
Right of use assets	11,304	-
Deferred financing costs, net	797	870
Goodwill	147,846	145,939
Other intangible assets, net	32,842	35,339
Master Settlement Agreement (MSA) escrow deposits	31,724	30,550
Other assets	4,218	4,236
Total assets	$361,295	$339,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,768	$6,841
Accrued liabilities	20,142	22,925
Current portion of long-term debt	13,000	8,000
Revolving credit facility	15,000	26,000
Total current liabilities	67,910	63,766
Notes payable and long-term debt	173,602	186,715
Deferred income taxes	1,949	2,291
Postretirement benefits	3,096	3,096
Lease liabilities	9,951	-
Other long-term liabilities	2,786	886
Total liabilities	259,294	256,754

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares - 19,657,946 at June 30, 2019, and 19,553,857 at December 31, 2018	197	196
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	112,366	110,466
Accumulated other comprehensive loss	(3,040)	(2,536)
Accumulated deficit	(7,522)	(25,503)
Total stockholders’ equity	102,001	82,623
Total liabilities and stockholders’ equity	$361,295	$339,377

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended June 30,
	2019	2018
Net sales	$93,339	$81,101
Cost of sales	52,156	45,306
Gross profit	41,183	35,795
Selling, general, and administrative expenses	21,242	20,993
Operating income	19,941	14,802
Interest expense, net	3,736	3,455
Investment income	(118)	(144)
Loss on extinguishment of debt	150	-
Net periodic benefit (income), excluding service cost	(11)	264
Income before income taxes	16,184	11,227
Income tax expense	2,979	1,908
Consolidated net income	$13,205	$9,319

Basic income per common share:
Consolidated net income	$0.67	$0.48
Diluted income per common share:
Consolidated net income	$0.66	$0.47
Weighted average common shares outstanding:
Basic	19,621,695	19,268,625
Diluted	20,131,980	19,788,865

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Six Months Ended June 30,
	2019	2018

Net sales	$184,967	$155,043
Cost of sales	103,320	87,439
Gross profit	81,647	67,604
Selling, general, and administrative expenses	49,671	43,061
Operating income	31,976	24,543
Interest expense, net	7,592	7,109
Investment income	(262)	(239)
Loss on extinguishment of debt	150	2,384
Net periodic benefit (income), excluding service cost	(22)	221
Income before income taxes	24,518	15,068
Income tax expense	4,753	2,717
Consolidated net income	$19,765	12,351

Basic income per common share:
Consolidated net income	$1.01	$0.64
Diluted income per common share:
Consolidated net income	$0.99	$0.62
Weighted average common shares outstanding:
Basic	19,590,817	19,245,388
Diluted	19,895,959	19,787,846

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2019	2018
Consolidated net income	$13,205	$9,319

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $1 in 2019 and $72 in 2018	(4)	274
Unrealized gain (loss) on investments, net of tax of $170 in 2019 and $31 in 2018	509	(123)
Unrealized gain (loss) on interest rate swaps, net of tax of $310 in 2019 and $162 in 2018	(931)	451
	(426)	602
Consolidated comprehensive income	$12,779	$9,921

	Six Months Ended June 30,
	2019	2018
Consolidated net income	$19,765	$12,351

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $3 in 2019 and $82 in 2018	(8)	304
Unrealized gain (loss) on investments, net of tax of $263 in 2019 and $104 in 2018	911	(507)
Unrealized loss on interest rate swaps, net of tax of $493 in 2019 and $22 in 2018	(1,407)	(75)
	(504)	(278)

Consolidated Comprehensive income	$19,261	$12,073

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$19,765	$12,351
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	150	2,384
Loss on disposal of property, plant, and equipment	22	-
Depreciation expense	1,163	1,117
Amortization of other intangible assets	723	351
Amortization of deferred financing costs	478	474
Deferred income taxes	(109)	1,443
Stock compensation expense	1,412	691
Changes in operating assets and liabilities:
Accounts receivable	(3,663)	(2,440)
Inventories	(3,346)	(10,348)
Other current assets	(3,534)	(4,463)
Other assets	(359)	249
Accounts payable	12,927	10,047
Accrued postretirement liabilities	(83)	(71)
Accrued liabilities and other	(3,848)	(5,820)
Net cash provided by operating activities	$21,698	$5,965

Cash flows from investing activities:
Capital expenditures	$(1,964)	$(1,003)
Restricted cash, MSA escrow deposits	1,677	(1,735)
Acquisitions, net of cash acquired	-	(4,797)
Issuance of note receivable	-	(6,500)
Net cash used in investing activities	$(287)	$(14,035)

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	$-	$158,000
Payments of 2018 first lien term loan	(4,000)	-
Proceeds from 2018 second lien term loan	-	40,000
Payments of 2018 second lien term loan	(4,489)	-
Proceeds from 2018 revolving credit facility	-	16,000
Payments of 2018 revolving credit facility	(11,000)	-
Payment of dividends	(1,762)	(768)
Payments of 2017 first lien term loan	-	(140,613)
Payments of 2017 second lien term loan	-	(55,000)
Proceeds from (payments of) 2017 revolving credit facility, net	-	(8,000)
Payments of VaporBeast Note Payable	-	(2,000)
Proceeds from release of restricted funds	-	1,107
Payments of financing costs	(179)	(3,279)
Exercise of options	610	607
Surrender of restricted stock	(81)	-
Redemption of options	(12)	-
Net cash provided by (used in) financing activities	$(20,913)	$6,054

Net increase (decrease) in cash	$498	$(2,016)

Cash, beginning of period:
Unrestricted	3,306	2,607
Restricted	2,361	4,709
Total cash at beginning of period	$5,667	$7,316

Cash, end of period:
Unrestricted	$2,127	$3,433
Restricted	4,038	1,867
Total cash at end of period	$6,165	$5,300

Supplemental schedule of noncash financing activities:
Accrued expenses incurred for financing costs	$-	$43
Dividends declared not paid	$897	$780

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Common Stock, Non-Voting	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Beginning balance April 1, 2019	19,576,398	$196	$-	$111,089	$(2,614)	$(19,830)	$88,841
Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	-	(4)	-	(4)
Unrealized gain on MSA investments, net of tax of $170	-	-	-	-	509	-	509
Unrealized loss on interest rate swaps, net of tax of $310	-	-	-	-	(931)	-	(931)
Stock compensation expense	-	-	-	938	-	-	938
Restricted stock forfeitures	(1,900)	-	-	(83)	-	-	(83)
Exercise of options	83,448	1	-	422	-	-	423
Dividends	-	-	-	-	-	(897)	(897)
Net income	-	-	-	-	-	13,205	13,205
Ending balance June 30, 2019	19,657,946	$197	$-	$112,366	$(3,040)	$(7,522)	$102,001

Beginning balance April 1, 2018	19,222,617	$192	$-	$103,833	$(3,829)	$(45,304)	$54,892
Unrecognized pension and postretirement cost adjustment, net of tax of $72	-	-	-	-	274	-	274
Unrealized loss on MSA investments, net of tax of $30	-	-	-	-	(125)	-	(125)
Unrealized loss on other investments, net of tax of $1	-	-	-	-	2	-	2
Unrealized loss on interest rate swaps, net of tax of $162	-	-	-	-	451	-	451
Stock compensation expense	-	-	-	474	-	-	474
Restricted stock forfeitures	(2,245)	-	-	(1)	-	-	(1)
Exercise of options	92,348	1	-	586	-	-	587
Dividends	-	-	-	-	-	(780)	(780)
Net income	-	-	-	-	-	9,319	9,319
Ending balance June 30, 2018	19,312,720	$193	$-	$104,892	$(3,227)	$(36,765)	$65,093

	Voting Shares	Common Stock, Voting	Common Stock, Non-Voting	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Beginning balance January 1, 2019	19,553,857	$196	$-	$110,466	$(2,536)	$(25,503)	$82,623
Unrecognized pension and postretirement cost adjustment, net of tax of $3	-	-	-	-	(8)	-	(8)
Unrealized gain on MSA investments, net of tax of $263	-	-	-	-	911	-	911
Unrealized loss on interest rate swaps, net of tax of $493	-	-	-	-	(1,407)	-	(1,407)
Stock compensation expense	-	-	-	1,387	-	-	1,387
Restricted stock forfeitures	(1,947)	-	-	(84)	-	-	(84)
Exercise of options	106,036	1	-	609	-	-	610
Redemption of options	-	-	-	(12)	-	-	(12)
Dividends	-	-	-	-	-	(1,784)	(1,784)
Net income	-	-	-	-	-	19,765	19,765
Ending balance June 30, 2019	19,657,946	$197	$-	$112,366	$(3,040)	$(7,522)	$102,001

Beginning balance January 1, 2018	19,210,633	$192	$-	$103,640	$(2,973)	$(47,535)	$53,324
Unrecognized pension and postretirement cost adjustment, net of tax of $82	-	-	-	-	304	-	304
Unrealized loss on MSA investments, net of tax of $103	-	-	-	-	(504)	-	(504)
Unrealized loss on other investments, net of tax of $1	-	-	-	-	(3)	-	(3)
Unrealized loss on interest rate swaps, net of tax of $22	-	-	-	-	(75)	-	(75)
Stock compensation expense	-	-	-	651	-	-	651
Restricted stock forfeitures	(2,762)	-	-	(6)	-	-	(6)
Exercise of options	104,849	1	-	607	-	-	608
Dividends	-	-	-	-	-	(1,557)	(1,557)
Reclassification of tax effects from accumulated other comprehensive income	-	-	-	-	24	(24)	-
Net income	-	-	-	-	-	12,351	12,351
Ending balance June 30, 2018	19,312,720	$193	$-	$104,892	$(3,227)	$(36,765)	$65,093

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Organizations

Turning Point Brands, Inc. (the “Company”), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada), Inc. (“TPBC”). Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), International Vapor Group, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures LLC (“Nu-X”).

Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2018. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2018. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $4.3 million and $3.5 million for the three months ending June 30, 2019 and 2018, respectively. Shipping costs incurred were approximately $9.2 million and $6.7 million for the six months ending June 30, 2019 and 2018, respectively.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the company.  The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of June 30, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.7 million. At December 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.6 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

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

	As of June 30, 2019				As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$4,038	$-	$-	$4,038	$2,361	$-	$-	$2,361
U.S. Governmental agency obligations (unrealized gain position < 12 months)	3,245	27	-	3,272	1,193	9	-	1,202
U.S. Governmental agency obligations (unrealized loss position < 12 months)	-	-	-	-	1,000	-	(3)	997
U.S. Governmental agency obligations (unrealized loss position > 12 months)	24,790	-	(376)	24,414	27,519	-	(1,529)	25,990
	$32,073	$27	$(376)	$31,724	$32,073	$9	$(1,532)	$30,550

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

	As of
	June 30, 2019	December 31, 2018
Less than one year	$1,499	$1,499
One to five years	14,091	13,591
Five to ten years	9,469	11,152
Greater than ten years	2,976	3,470
Total U.S. Governmental agency obligations	$28,035	$29,712

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales	Deposits as of
Year	June 30, 2019	December 31, 2018

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83

Total	$32,073	$32,073

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

In August 2016, the FDA’s regulatory authority under the Tobacco Control Act (the “TCA”) was extended to all tobacco products not previously covered, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our pipe tobacco, cigar, and cigar wrap products as well as our vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

Under the deeming regulations, the FDA has responsibility for conducting premarket review of “new tobacco products”—defined as those products not commercially marketed in the United States as of February 15, 2007.  There are three pathways for obtaining premarket authorization, including submission of a premarket tobacco product application (“PMTA”).

When the FDA initially issued the deeming regulations, it recognized that many products in the deemed categories that were already on the market qualified as “new tobacco products” and lacked a marketing order.  In August 2017, the FDA issued a compliance policy (the “August 2017 Guidance”) that allowed new tobacco products to remain on the market without an FDA authorization until specified deadlines had passed.  Compliance dates vary depending upon type of application submitted, but all newly-deemed products will require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized.

On March 27, 2018, several public health organizations filed a lawsuit challenging the August 2017 Guidance.  The plaintiffs asserted, among other arguments, that the modification to the deeming regulations included in the August 2017 Guidance conflicts with the TCA and exceeds FDA’s statutory authority. The plaintiffs also expressed concern that the August 2017 Guidance allows vapor products to remain marketed for a significant period of time without required premarket review.

The court found in favor of the plaintiffs in May 2019 and vacated the August 2017 Guidance.  On July 12, 2019, the court issued its remedy order (the “Remedy Order”).  Specifically, the court ordered that: (1) for all deemed new tobacco products, marketers must file applications within 10 months of the Remedy Order to continue marketing such products; (2) such a product may remain on the market pending FDA review of a timely filed application for a period not to exceed one year from the date of the application’s submission; (3) in its discretion, the FDA may enforce the premarket review requirements against such products for which marketers do not file applications within 10 months; and (4) the FDA will have the ability to exempt deemed new tobacco products from these application submission requirements for good cause, on a case-by-case basis.  There have been no appeals of the Remedy Order filed to date.

Currently, the deadline to submit an application and to continue marketing a deemed new product is May 12, 2020.  This court-ordered modification to the compliance policy remains subject to change or a stay as a result of potential appeals, litigation brought or pending in other venues, or FDA’s finalization of the March 2019 draft guidance.

Should the Remedy Order stand, we would not be permitted to continue marketing our existing line of vapor products that the FDA regulates as tobacco products past May 12, 2020, unless we file an application for each such product by that date.  We expect to be able to make appropriate PMTA applications by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline.  A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations.  We believe we have products that meet that standard and that we will be able to efficiently produce satisfactory PMTA filings. However, there is no assurance that the FDA’s guidance will not change, the Remedy Order will not be altered or that unforeseen circumstances will not arise that prevent us from filing applications or otherwise increase the amount of time and money we are required to spend to successfully file all necessary PMTAs. Even if we successfully file all of our PMTAs in a timely manner, no assurance can be given that the applications will ultimately be successful.    Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed, may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs our inventory position and future revenues may be adversely impacted.

In addition, we currently distribute many third-party manufactured vapor products for which we will be completely dependent on the manufacturer complying with the requirements of the deeming regulations generally and the Remedy Order more specifically.  There can be no assurances that some products that we currently distribute will no longer be able to be sold to end consumers after May 2020.   While we will take measures to pursue regulatory compliance for our own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by us, which could adversely affect our results of operations and liquidity.

Recent Accounting Pronouncements Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, “Leases - Targeted Improvements.” Under this method of adoption, there is no impact to the comparative consolidated statement of income and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, “Leases”. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact the Company’s income before income taxes and had no impact on the statement of cash flows. See Note 12, “Leases”, for further details.

Note 3. Acquisitions

IVG

In September 2018, the Company acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date.  All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. Such amounts will be recorded as compensation and not additional purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of approximately $0.1 million and $0.9 million for the three and six months, respectively, ended June 30, 2019, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Company’s NewGen portfolio. As of June 30, 2019, the Company had not completed the accounting for the acquisition. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired and are based on management’s preliminary estimates.

Total consideration transferred	$24,292
Adjustments to consideration transferred:
Cash acquired, net of debt assumed	(221)
Working capital	(245)
Adjusted consideration transferred	23,826

Assets acquired:
Working capital (primarily inventory)	3,218
Fixed assets	1,274
Intangible assets	7,880
Net assets acquired	12,372

Goodwill	$11,454

The goodwill of $11.5 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Vapor Supply

On April 30, 2018, the Company purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. The accounting for the acquisition of these assets was finalized during the second quarter 2019. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired:

Total consideration transferred	$4,800

Assets acquired:
Working capital (primarily inventory)	2,500
Fixed assets	272
Intangible assets	256
Net assets acquired	3,028

Goodwill	$1,772

Upon finalization of the acquisition accounting during the second quarter 2019, $1.8 million was transferred between intangible assets and goodwill. The goodwill of $1.8 million is related to the expected increased retail presence in geographic regions not previously served by the Company and is currently deductible for tax purposes.

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three and six months ended June 30, 2019. The Company executed various forward contracts during the three and six months ended June 30, 2018, none of which met hedge accounting requirements, for the purchase of €6.3 million and €12.3 million, respectively. At June 30, 2019, and December 31, 2018, the Company had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at June 30, 2019, and December 31, 2018, resulted in a liability of $2.8 million and $0.9 million, respectively, included in other long-term liabilities.

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

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.0 million due to the recency of the note’s issuance, relative to the end of the quarter, June 30, 2019.

Long-Term Debt

As the Company’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of June, 2019, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $150.0 million and $35.5 million, respectively. As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively. See Note 11, “Notes Payable and Long-Term Debt”, for information regarding our credit facilities.

Foreign Exchange

The Company did not have any open forward contracts at June 30, 2019. The Company had forward contracts for the purchase of €1.5 million as of December 31, 2018. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in no gain or loss for the three months ended June 30, 2019 and a gain of approximately $0.1 million for the six months ended June 30, 2019. As there were no open contracts as of June 30, 2019, there is no resulting balance sheet position related to the fair value.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at June, 2019 and December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $2.8 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively.

Note 6. Inventories

The components of inventories are as follows:

	June 30, 2019	December 31, 2018
Raw materials and work in process	$4,924	$2,722
Leaf tobacco	37,110	34,977
Finished goods - Smokeless products	6,403	6,321
Finished goods - Smoking products	15,125	14,666
Finished goods - NewGen products	35,194	37,194
Other	1,072	738
	99,828	96,618
LIFO reserve	(5,245)	(5,381)
	$94,583	$91,237

The inventory valuation allowance was $1.9 million and $2.5 million as of June 30, 2019, and December 31, 2018, respectively.

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Land	$22	$22
Buildings and improvements	2,444	2,320
Leasehold improvements	2,108	2,101
Machinery and equipment	13,928	13,292
Furniture and fixtures	6,238	5,045
	24,740	22,780
Accumulated depreciation	(13,350)	(12,191)
	$11,390	$10,589

Note 8. Other Current Assets

Other current assets consisted of the following:

	June 30, 2019	December 31, 2018
Inventory deposits	$10,583	$9,739
Other	7,601	4,955
	$18,184	$14,694

Note 9. Other Assets

Other assets consisted of the following:

	June 30, 2019	December 31, 2018
Investment in Canadian American Standard Hemp	$2,000	$2,000
Investment in General Wireless Operations	421	421
Pension assets	1,233	1,223
Other	564	592
	$4,218	$4,236

Note 10. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued payroll and related items	$4,876	$6,063
Customer returns and allowances	3,456	3,634
Taxes payable	1,953	2,138
Lease liabilities	1,653	-
Other	8,204	11,090
	$20,142	$22,925

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following in order of preference:

	June 30, 2019	December 31, 2018
2018 First Lien Term Loan	$150,000	$154,000
2018 Second Lien Term Loan	35,511	40,000
Note payable - IVG	4,000	4,000
Total notes payable and long-term debt	189,511	198,000
Less deferred finance charges	(2,909)	(3,285)
Less current maturities	(13,000)	(8,000)
	$173,602	$186,715

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. See Note 20, “Dividends”, for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019.  All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 5.40% at June 30, 2019. The weighted average interest rate of the 2018 Revolving Credit Facility was 5.54% at June 30, 2019. At June 30, 2019, the Company had $15.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $35.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $1.8 million, resulting in $33.2 million of availability under the 2018 Revolving Credit Facility at June 30, 2019. See Note 21, “Subsequent Events”, for further information on amendments for the facility.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in $0.2 million loss on extinguishment of debt.  The weighted average interest rate on the remaining $35.5 million balance of the 2018 Second Lien Term Loan was 9.40% at June 30, 2019.

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

Note 12. Leases

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

The components of lease expense consisted of the following:

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Operating lease cost
Cost of sales	$232	$424
Selling, general and administrative	605	1,160
Variable lease cost (1)	125	370
Short-term lease cost	35	89
Sublease income	(20)	(50)
Total operating lease cost	$977	$1,993

(1) Variable lease expense includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

June 30, 2019
Assets:
Right of use assets	$11,304
Total leased assets	$11,304

Liabilities:
Current lease liabilities (2)	$1,653
Long-term lease liabilities	9,951
Total Lease Liabilities	$11,604

(2) Reported within accrued liabilities on the balance sheet

As of June 30, 2019
Weighted-average remaining lease term - operating leases	8.5 years
Weighted-average discount rate - operating leases	6.53%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02.

As of June 30, 2019, maturities of lease liabilities consisted of the following:

June 30, 2019
Remaining six months of 2019	$1,051
2020	2,465
2021	2,104
2022	1,425
2023	1,100
Years thereafter	7,280
Total lease payments	$15,425
Less: Imputed interest	3,821
Present value of lease liabilities	$11,604

During the second quarter, seven retail leases and one warehouse lease were extended, renewed or adjusted.  These changes resulted in additional lease liabilities of $1.2 million as of June 30, 2019.

Note 13. Income Taxes

In December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017 (“TCJA”) which the President signed in the same month. The TCJA reduced the corporate income tax rate to 21%, effective January 1, 2018. Other significant changes accompanying the corporate income tax rate reduction include eliminating the corporate alternative minimum tax, limiting the interest expense deduction to 30% of adjusted taxable income, and limiting net operating losses to 80% of taxable income for losses arising in tax years beginning after 2017. The TCJA required the Company to remeasure its deferred tax assets and liabilities at the newly enacted tax rate in December 2017, the period of enactment.

The Company’s effective income tax rate for the three and six months ended June 30, 2019, was 18% and 19%, respectively, which includes a discrete tax deduction of $3.7 million and $4.5 million for the three and six months ended June 30 2019, relating to stock option exercises. The Company’s effective income tax rate for the three and six months ended June 30, 2018, was 17% and 18%, respectively, which includes a discrete tax deduction of $1.6 million and $1.8 million for the three and six months ended June 30, 2018, relating to stock option exercises.

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

Note 14. Pension and Postretirement Benefit Plans

The Company has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. The Company’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. The Company expects to make no contributions to the pension plan in 2019. In the second quarter of 2018, the Company made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018, which is reported within “Net periodic benefit (income), excluding service cost within the Consolidated Statements of Income.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Service cost	$26	$26	$-	$-
Interest cost	130	142	25	29
Expected return on plan assets	(161)	(253)	-	-
Amortization of (gains) losses	36	60	(41)	(20)
Curtailment loss	-	306	-	-
Net periodic benefit (income) cost	$31	$281	$(16)	$9

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Service cost	$52	$52	$-	$-
Interest cost	260	284	51	58
Expected return on plan assets	(323)	(507)	-	-
Amortization of (gains) losses	73	120	(83)	(40)
Curtailment loss	-	306	-	-
Net periodic benefit cost	$62	$255	$(32)	$18

Note 15. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of June 30, 2019, net of forfeitures, there were 16,159 shares of restricted stock, 272,776 performance-based restricted stock units, and 446,187 options granted under the 2015 Plan. There are 664,878 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	763,672	5.73	2.36

Granted	124,100	21.27	6.33
Exercised	(209,943)	3.97	1.47
Forfeited	(18,255)	13.46	3.90
Outstanding, December 31, 2018	659,574	$9.00	$3.34

Granted	155,780	47.58	15.63
Exercised	(106,340)	5.73	2.58
Forfeited	(2,453)	27.54	8.71
Outstanding, June 30, 2019	706,561	$17.94	$6.15

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018, was $4.5 million, and $1.9 million, respectively.

At June 30, 2019, under the 2006 Plan, the outstanding stock options’ exercise price for 329,363 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 4.05 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At June 30, 2019, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019
Number of options granted	40,000	93,819	98,100	26,000	155,780
Options outstanding at June 30, 2019	30,700	74,118	91,430	26,000	154,950
Number exercisable at June 30, 2019	19,150	48,600	30,974	17,420	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58
Remaining lives	7.62	7.88	8.69	8.71	9.73
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%
Expected life	6.000	6.000	6.000	5.495	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.5 million and $0.3 million for the three months ended June 30, 2019 and 2018. The Company recorded compensation expense related to the options of approximately $0.7 million and $0.4 million for the six months ended June 30, 2019 and 2018. Total unrecognized compensation expense related to options at June 30, 2019, is $2.0 million, which will be expensed over 2.38 years.

Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied). On March 31, 2017, the Company’s Board of Directors granted 94,000 PRSUs to employees of the Company. On March 7, 2018, the Company’s Board of Directors granted 96,000 PRSUs to employees of the Company.  On March 20, 2019, the Company’s Board of Directors granted an additional 92,500 PRSUs to employees of the Company. The fair values of the PRSUs granted on March 31, 2017, March 7, 2018, and March 20, 2019, are $15.60, $21.21 and $47.58, respectively, the Company’s stock price on the date of grant. As of June 30, 2019, there are 267,900 PRSUs outstanding, all of which are unvested. On March 20, 2019, the Company’s Board of Directors granted 4,876 PRSUs with a one-year performance period, which are all outstanding and unvested as of June 30, 2019. The fair value of these awards is $47.58, the Company’s stock price on the date of grant. The Company recorded compensation expense related to the PRSUs of approximately $0.5 million and $0.2 million in the consolidated statements of income for the three months ended June 30, 2019 and 2018, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $0.7 million and $0.3 million in the consolidated statements of income for the six months ended June 30, 2019 and 2018. Total unrecognized compensation expense related to these awards at June 30, 2019, is $6.3 million which will be expensed over the service periods based on the probability of achieving the performance condition.

Note 16. Contingencies

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

Note 17. Legal Settlement

The company engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing the Company with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to the Company under a formula designed to provide the Company with a fair share of the value created by the Company’s performance under the VMR Agreement. The discussions have been completed and the Company received $6.7 million in the second quarter 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, the Company recorded a $5.5 million gain in the second quarter, which is recorded as a reduction to selling, general, and administrative expenses.

Note 18. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$13,205			$9,319

Basic EPS:
Weighted average		19,621,695	$0.67		19,268,625	$0.48

Diluted EPS:
Effect of dilutive securities:
Stock options		510,285			520,240
		20,131,980	$0.66		19,788,865	$0.47

	Six Months Ended June 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$19,765			$12,351

Basic EPS:
Weighted average		19,590,817	$1.01		19,245,388	$0.64

Diluted EPS:
Effect of dilutive securities:
Stock options		305,142			542,458
		19,895,959	$0.99		19,787,846	$0.62

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

The tables below present financial information about reported segments:

	Three Months Ended June 30,
	2019	2018

Net sales
Smokeless products	$26,176	$24,410
Smoking products	25,363	29,328
NewGen products	41,800	27,363
	$93,339	$81,101

Gross profit
Smokeless products	$14,063	$12,533
Smoking products	13,738	15,180
NewGen products	13,382	8,082
	$41,183	$35,795

Operating income (loss)
Smokeless products	$9,731	$8,383
Smoking products	10,374	11,450
NewGen products	7,451	1,962
Corporate unallocated (1)	(7,615)	(6,993)
	$19,941	$14,802

Interest expense, net	3,736	3,455
Investment income	(118)	(144)
Loss on extinguishment of debt	150	-
Net periodic benefit income, excluding service cost	(11)	264
	-
Income before income taxes	$16,184	$11,227

Capital expenditures
Smokeless products	525	$540
Smoking products	-	-
NewGen products	553	100
	$1,078	$640

Depreciation and amortization
Smokeless products	$365	$333
Smoking products	-	-
NewGen products	631	400
	$996	$733

(1) Includes corporate costs that are not allocated to any of the three reportable segments.

	Six Months ended June 30,
	2019	2018

Net sales
Smokeless products	$48,720	$45,157
Smoking products	50,882	56,324
NewGen products	85,365	53,562
	$184,967	$155,043

Gross profit
Smokeless products	$26,136	$23,526
Smoking products	27,222	28,344
NewGen products	28,289	15,734
	$81,647	$67,604

Operating income (loss)
Smokeless products	$17,218	$15,188
Smoking products	20,320	20,994
NewGen products	10,289	2,972
Corporate unallocated (1)	(15,851)	(14,611)
	$31,976	$24,543

Interest expense, net	7,592	7,109
Investment income	(262)	(239)
Loss on extinguishment of debt	150	2,384
Net periodic benefit expense, excluding service cost	(22)	221

Income before income taxes	$24,518	$15,068

Capital expenditures
Smokeless products	$1,102	$889
Smoking products	-	-
NewGen products	862	114
	$1,964	$1,003

Depreciation and amortization
Smokeless products	$722	$672
Smoking products	-	-
NewGen products	1,164	796
	$1,886	$1,468

(1) Includes corporate costs that are not allocated to any of the three reportable segments.

	June 30, 2019	December 31, 2018
Assets
Smokeless products	$113,487	$99,441
Smoking products	144,065	142,520
NewGen products	100,915	95,397
Corporate unallocated (1)	2,828	2,019
	$361,295	$339,377

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

	NewGen Segment
	Three Months Ended June 30,
	2019	2018

Wholesalers	$3,843	$2,350
Retail outlets	28,516	19,904
End-customers	9,376	5,069
Other	65	40
	$41,800	$27,363

	NewGen Segment
	Six Months Ended, June 30,
	2019	2018

Wholesalers	$6,040	$4,680
Retail outlets	57,161	40,624
End-customers	22,049	8,168
Other	115	90
	$85,365	$53,562

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended June 30,
	2019	2018
Domestic	$91,516	$77,439
Foreign	1,823	3,662
Total	$93,339	$81,101

	Six Months Ended June 30,
	2019	2018
Domestic	$180,285	$148,297
Foreign	4,682	6,746
Total	$184,967	$155,043

Note 20. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.045 per common share was paid on July 12, 2019, to shareholders of record at the close of business on June 21, 2019.

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

Note 21. Subsequent Events

Solace Technologies Acquisition

In July 2019, the Company acquired Solace Technologies (“Solace”) for $10.56 million in total consideration, comprised of $8.25 million in cash and $2.31 million restricted stock earn out based on Solace performance and $4.62 million of our performance based restricted stock units to former owners who became employees. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. The Company intends to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X Ventures development engine.

ReCreation Marketing Investment

In July 2019 the Company obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”).  The Company will invest $3 million through its newly-created subsidiary, Turning Point Brands (Canada) Inc. into ReCreation, with options to acquire up to a 50% ownership position. TPB will receive board seats aligned with its ownership position.

ReCreation Marketing is a specialty marketing and distribution firm focused on building brands in the Canadian smoking and vaping categories.  ReCreation’s management has significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly-constructed cannabis dispensaries. ReCreation also supports RoseLife Science, a leading cannabis product innovator, producer, service provider and marketer located in Québec.

Convertible Notes Offering

In July 2019, the Company entered into a purchase agreement under which it agreed to sell $150.0 million in aggregate principal amount of its 2.50% convertible senior notes due July 15, 2024 (the “notes”). In addition, the Company granted the initial purchasers a 13-day option to purchase up to an additional $22.5 million in aggregate principal amount of the notes on the same terms and conditions. This option was exercised in full during July 2019. The net proceeds were used to prepay all amounts outstanding under the 2018 Second Lien Term Loan, as well as to pay approximately $20.53 million for the cost of entering into the capped call transactions as described below. Any remaining net proceeds from the offering were allocated for general corporate purposes, including acquisitions that are yet to be identified.

The convertible notes are convertible, under certain conditions, at an initial exchange rate of 18.567 shares of common stock of the Company per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $53.86 per share). Upon any conversion, the Company will settle its exchange obligation in cash, shares of common stock of the Company, or a combination of cash and shares, at its election.

In connection with the convertible notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected to reduce potential dilution to shares of the Company’s common stock and/or offset potential cash payments the Company is required to make in excess of the principal amount upon any conversion of the convertible notes. Such reduction and/or offset is subject to a cap representing a price per share of $82.86, a 100.0% premium over the Company’s last reported sale price of $41.43 per common share on the NYSE on July 25, 2019.

In connection with the offering the Company entered into a First Amendment (the “Amendment”) to their First Lien Credit Agreement (the “Credit Agreement”), with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the Company’s second lien credit agreement and use the remaining proceeds for acquisitions and investments.  The Amendment also amends (i) the consolidated total leverage ratio covenant to 5.5 with step-downs to 5.0 to reflect the issuance of the notes and (ii) the consolidated senior leverage ratio covenant to 3.0 with step-downs to 2.5 to reflect the prepayment of indebtedness under its second lien credit agreement.

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

Organizational Structure

We, Turning Point Brands, Inc., are a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada) Inc. (“TPBC”).  NATC includes subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”). TPLLC includes subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast”, f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”, f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), International Vapor Group, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures, LLC (“Nu-X”).

Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading, independent provider of Other Tobacco Products (“OTP”) and adult consumer alternatives. We estimate the OTP industry generated approximately $11 billion of manufacturer revenue in 2018. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. We were the 6th largest competitor in terms of total OTP consumer units sold during 2018. We sell a wide range of products across the OTP spectrum; however, we do not sell cigarettes. Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast® and VaporFi®. We currently ship to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell our products. We operate in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products. Under the leadership of a senior management team with an average of 23 years of experience in the tobacco industry, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We have identified additional growth opportunities in the emerging alternatives market. In January 2019, we established our subsidiary, Nu-X Ventures (“Nu-X”), a new company and wholly-owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows TPB to leverage its expertise in traditional OTP management to alternative products. The TPB management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In November 2018, we acquired a minority stake in Canadian American Standard Hemp Inc. (“CASH”). The investment in CASH positions us to meaningfully participate in the market for hemp-derived products. Through our investment in CASH, we have access to CASH’s proprietary extraction processes enabling the harvest of cannabinoids for use in the creation and distribution of high-quality hemp-derived products. The CASH investment is part of Nu-X and we plan to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable us to continue to identify unmet customer needs and provide quality products that we believe will result in genuine customer satisfaction and foster the growth of revenue.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2018, our products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 210,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores.

Products

We operate in three segments: Smokeless products, Smoking products and NewGen products. In our Smokeless products segment, we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we (i) market and distribute cigarette papers, tubes, and related products; (ii) market and distribute finished cigars and MYO cigar wraps; and (iii) process, package, market, and distribute traditional pipe tobaccos. In our NewGen products segment, we (i) market and distribute e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of vaping and CBD related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distribute a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platforms. Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including the Remedy Order;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities in OTP; and
•	Our ability to integrate acquisitions.

Recent Developments

Solace Technologies Acquisition

In July 2019, we acquired Solace Technologies (“Solace”) for $10.56 million in total consideration, comprised of $8.25 million in cash and $2.31 million restricted stock earn out based on Solace performance and $4.62 million of our performance based restricted stock units to former owners who became employees. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. We intend to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X Ventures development engine.

ReCreation Marketing Investment

In July 2019 we obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”).  We will invest $3 million through our newly-created subsidiary, Turning Point Brands (Canada) Inc. into ReCreation, with options to acquire up to a 50% ownership position. We will receive board seats aligned with our ownership position.
ReCreation Marketing is a specialty marketing and distribution firm focused on building brands in the Canadian smoking and vaping categories.  ReCreation’s management has significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly-constructed cannabis dispensaries. ReCreation also supports RoseLife Science, a leading cannabis product innovator, producer, service provider and marketer located in Québec.

Convertible Notes Offering

In July 2019, we issued $150.0 million in aggregate principal amount of our 2.50% convertible senior notes due July 15, 2024 (the “notes”) in a transaction exempt from registration under the Securities Act pursuant to Rule 144A. In addition, we granted the initial purchasers a 13-day option to purchase up to an additional $22.5 million in aggregate principal amount of the notes on the same terms and conditions. This option was exercised in full during July 2019. The net proceeds were used to prepay all amounts outstanding under the 2018 Second Lien Term Loan, as well as to pay approximately $20.53 million for the cost of entering into the capped call transactions as described below. Any remaining net proceeds from the offering were allocated for general corporate purposes, including acquisitions that are yet to be identified.

The convertible notes are convertible, under certain conditions, at an initial exchange rate of 18.567 shares of our voting common stock per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $53.86 per share). Upon any conversion, we will settle its exchange obligation in cash, shares of common stock, or a combination of cash and shares, at our election.

In connection with the convertible notes offering, we entered into privately negotiated capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected to reduce potential dilution to shares of our common stock and/or offset potential cash payments we are required to make in excess of the principal amount upon any conversion of the convertible notes. Such reduction and/or offset is subject to a cap representing a price per share of $82.86, a 100.0% premium over our  last reported sale price of $41.43 per common share on the NYSE on July 25, 2019.

In connection with the offering we entered into a First Amendment (the “Amendment”) to our First Lien Credit Agreement (the “Credit Agreement”), with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit us to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the Company’s second lien credit agreement and use the remaining proceeds for acquisitions and investments.  The Amendment also amends (i) the consolidated total leverage ratio covenant to 5.5 with step-downs to 5.0 to reflect the issuance of the notes and (ii) the consolidated senior leverage ratio covenant to 2.0 with step-downs to 2.5 to reflect the prepayment of indebtedness under its second lien credit agreement.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies”, of Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations

Comparison of the Three Months Ended June 30, 2019, to the Three Months Ended June 30, 2018

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$26,176	$24,410	7.2%
Smoking products	25,363	29,328	-13.5%
NewGen products	41,800	27,363	52.8%
Total net sales	93,339	81,101	15.1%
Cost of sales	52,156	45,306	15.1%
Gross profit
Smokeless products	14,063	12,533	12.2%
Smoking products	13,738	15,180	-9.5%
NewGen products	13,382	8,082	65.6%
Total gross profit	41,183	35,795	15.1%

Selling, general, and administrative expenses	21,242	20,993	1.2%
Operating income	19,941	14,802	34.7%
Interest expense, net	3,736	3,455	8.1%
Investment Income	(118)	(144)	-18.1%
Loss on extinguishment of debt	150	-	NM
Net periodic benefit (income), excluding service cost	(11)	264	-104.2%
Income before income taxes	16,184	11,227	44.2%
Income tax expense	2,979	1,908	56.1%
Consolidated net income	$13,205	$9,319	41.7%

Net Sales:  For the three months ended June 30, 2019, consolidated net sales increased to $93.3 million from $81.1 million for the three months ended June 30, 2018, an increase of $12.2 million or 15.1%. The increase in net sales was primarily driven by volume growth in NewGen which includes the addition of IVG sales in 2019.

For the three months ended June 30, 2019, net sales in the Smokeless products segment increased to $26.2 million from $24.4 million for the three months ended June 30, 2018, an increase of $1.8 million or 7.2%.  For the three months ended June 30, 2019, volume increased 3.1% and price/mix increased 4.1%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST partially offset by declining sales in chewing tobacco, largely attributable to long-term segment erosion, and a continuing shift to lower price products.

For the three months ended June 30, 2019, net sales in the Smoking products segment decreased to $25.4 million from $29.3 million for the three months ended June 30, 2018, a decrease of $4.0 million or 13.5%. For the three months ended June 30, 2019, volume decreased 13.9% and price/mix increased 0.4%. The net sales decline is principally attributable to the continued delay of Canadian paper orders as a result of new packaging regulations in the country and declining sales in the low-margin cigars business.

For the three months ended June 30, 2019, net sales in the NewGen products segment increased to $41.8 million from $27.4 million for the three months ended June 30, 2018, an increase of $14.4 million or 52.8%. The increase in net sales was primarily driven by $4.3 million of Nu-X alternative products sales in the quarter and the addition of IVG net sales in 2019.

Gross Profit:  For the three months ended June 30, 2019, consolidated gross profit increased to $41.2 million from $35.8 million for the three months ended June 30, 2018, an increase of $5.4 million or 15.1%.  Gross profit as a percentage of revenue remained flat at 44.1% for the three months ended June 30, 2019, with the same percentage for the three months ended June 30, 2018.

For the three months ended June 30, 2019, gross profit in the Smokeless products segment increased to $14.1 million from $12.5 million for the three months ended June 30, 2018, an increase of $1.5 million or 12.2%. Gross profit as a percentage of net sales increased to 53.7% of net sales for the three months ended June 30, 2019, from 51.3% of net sales for the three months ended June 30, 2018, primarily as a result of increased MST volume.

For the three months ended June 30, 2019, gross profit in the Smoking products segment decreased to $13.7 million from $15.2 million for the three months ended June 30, 2018, a decrease of $1.4 million or 9.5%. Gross profit as a percentage of net sales increased to 54.2% of net sales for the three months ended June 30, 2019, from 51.8% of net sales for the three months ended June 30, 2018, as a result of the delay of Canadian paper sales and a continued decline in the low margin cigar business. For the three months ended June 30, 2019 cigar sales were $0.9 million compared to $1.3 million for the three months ended June 30, 2018.

For the three months ended June 30, 2019, gross profit in the NewGen products segment increased to $13.4 million from $8.1 million for the three months ended June 30, 2018, an increase of $5.3 million or 65.6%. Gross profit as a percentage of net sales increased to 32.0% of net sales for the three months ended June 30, 2019, from 29.5% of net sales for the three months ended June 30, 2018, primarily as a result of the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins. For the three months ended June 30, 2019, gross profit included $2.0 million of tariff expenses.

Selling, General, and Administrative Expenses:  For the three months ended June 30, 2019, selling, general, and administrative expenses increased to $21.2 million from $21.0 million for the three months ended June 30, 2018, an increase of $0.2 million or 1.2%. Selling, general and administrative expenses included $5.0 million of expense relating to the inclusion  of three months of  IVG activity, $0.2 million for one month of Vapor Supply activity, $0. million of severance related expenses for organizational changes and $1.3 million of new product launch costs for Nu-X products.  The increased expenses are offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement (VMR Agreement) during the second quarter 2019. Refer to Note 17, “Legal Settlement”, of Notes to Consolidated Financial Statements for additional information on the settlement. In addition, there was $0.8 million less transactional costs (including an earnout for IVG management) for three months ended June 30, 2019 as compared to three months ended June 20, 2018.

Interest Expense, net:  For the three months ended June 30, 2019, interest expense increased to $3.7 million from $3.5 million for the three months ended June 30, 2018, as a result of higher interest rates in the second quarter 2019 for the 2018 Revolving Credit Facility and 2018 Second Lien Credit Facility as compared to the second quarter 2018.

Investment Income:  Investment income relating to investment of the MSA escrow deposits was approximately $0.1 million for the three months ended June 30, 2019 and 2018.

Loss on extinguishment of debt:  For the three months ended June 30, 2019, there was a loss on the extinguishment of debt for $0.2 million related to the payment on the 2018 Second Lien Credit Facility. For the three months ended June 30, 2018, there was no gain or loss on extinguishment of debt.

Income Tax Expense:  Our income tax expense of $3.0 million was 18.4% of income before income taxes for the three months ended June 30, 2019 compared to 17.0% for the three months ended June 30, 2018.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended June 30, 2019 and 2018, was $13.2 million and $9.3 million, respectively.

Comparison of the Six Months Ended June 30, 2019, to the Six Months Ended June 30, 2018

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2019	2018	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$48,720	$45,157	7.9%
Smoking products	50,882	56,324	-9.7%
NewGen products	85,365	53,562	59.4%
Total net sales	184,967	155,043	19.3%
Cost of sales	103,320	87,439	18.2%
Gross profit
Smokeless products	26,136	23,526	11.1%
Smoking products	27,222	28,344	-4.0%
NewGen products	28,289	15,734	79.8%
Total gross profit	81,647	67,604	20.8%

Selling, general, and administrative expenses	49,671	43,061	15.4%
Operating income	31,976	24,543	30.3%
Interest expense, net	7,592	7,109	6.8%
Investment income	(262)	(239)	9.6%
Loss on extinguishment of debt	150	2,384	-93.7%
Net periodic benefit (income), excluding service cost	(22)	221	-110.0%
Income before income taxes	24,518	15,068	62.7%
Income tax expense	4,753	2,717	74.9%
Consolidated net income	19,765	12,351	60.0%

Net Sales:  For the six months ended June 30, 2019, consolidated net sales increased to $185.0 million from $155.0 million for the six months ended June 30, 2018, an increase of $29.9 million or 19.3%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes an additional four months of Vapor Supply results and two additional quarters of IVG results in 2019, and sales from the newly launched Nu-X alternative products.

For the six months ended June 30, 2019, net sales in the Smokeless products segment increased to $48.7 million from $45.2 million for the six months ended June 30, 2018, an increase of $3.6 million or 7.9% primarily due to the continuing volume growth of Stoker’s® MST.

For the six months ended June 30, 2019, net sales in the Smoking products segment decreased to $50.9 million from $56.3 million for the six months ended June 30, 2018, a decrease of $5.4 million or 9.7%. The net sales decline is attributable to the continued delay of Canadian paper orders as a result of new packaging regulations in the country and declining sales in the low-margins cigars business.

For the six months ended June 30, 2019, net sales in the NewGen products segment increased to $85.4 million from $53.6 million for the six months ended June 30, 2018, an increase of $31.8 million or 59.4%. The increase in net sales was primarily driven by $5.1 million of Nu-X alternative products sales year to date and the addition of IVG net sales in 2019.

Gross Profit:  For the six months ended June 30, 2019, consolidated gross profit increased to $81.6 million from $67.6 million for the six months ended June 30, 2018, an increase of $14.0 million or 20.8%, primarily due to increased net sales.  Gross profit as a percentage of revenue increased to 44.1% for the six months ended June 30, 2019, from 43.6% for the six months ended June 30, 2018, primarily due to higher margins in the Smokeless segment from increased MST volume and higher margins in the NewGen segment resulting from the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins.

For the six months ended June 30, 2019, gross profit in the Smokeless products segment increased to $26.1 million from $23.5 million for the six months ended June 30, 2018, an increase of $2.6 million or 11.1%. Gross profit as a percentage of net sales increased to 53.6% of net sales for the six months ended June 30, 2019, from 52.1% of net sales for the six months ended June 30, 2018. The increase in gross profit as a percentage of revenue is primarily due to efficiencies realized in the growing Stoker’s® MST line.

For the six months ended June 30, 2019, gross profit in the Smoking products segment decreased to $27.2 million from $28.3 million for the six months ended June 30, 2018, a decrease of $1.1 million or 4.0%.  Gross profit as a percentage of net sales increased to 53.5% of net sales for the six months ended June 30, 2019, from 50.3% of net sales for the six months ended June 30, 2018, as a result of the Canadian papers disruption and a continued decline in the low margin cigar business.

For the six months ended June 30, 2019, gross profit in the NewGen products segment increased to $28.3 million from $15.7 million for the six months ended June 30, 2018, an increase of $12.6 million or 79.8%. Gross profit as a percentage of net sales increased to 33.1% of net sales for the six months ended June 30, 2019, from 29.4% of net sales for the six months ended June 30, 2018, primarily as a result of the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins. For the six months ended June 30, 2019, gross profit included $4.0 million of tariff expenses.

Selling, General, and Administrative Expenses:  For the six months ended June 30, 2019, selling, general, and administrative expenses increased to $49.7 million from $43.1 million for the six months ended June 30, 2018, an increase of $6.6 million or 15.4%, The increase was related to $0.9 million of an additional four months of Vapor Supply, $10.2 million of two quarters of IVG expenses, $1.2 million additional stock option expense, $1.7 million additional new product launch costs for Nu-X products. The increased expenses are partially offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement (VMR Agreement) during the second quarter 2019, as well as $0.5 million less of transactional costs.  Refer to Note 17, “Legal Settlement”, of Notes to Consolidated Financial Statements for additional information on the settlement.

Interest Expense, net:  For the six months ended June 30, 2019, interest expense increased to $7.6 million from $7.1 million for the six months ended June 30, 2018, as a result of higher interest rates in 2019 for the 2018 Revolving Credit Facility and 2018 Second Lien Credit Facility as compared to 2018.

Investment Income:  Investment income relating to investment of the MSA escrow deposits increased to $0.3 million for the six months ended June 30, 2019, compared to $0.2 million for the six months ended June 30, 2018.

Loss on Extinguishment of Debt:  For the six months ended June 30, 2019, loss on extinguishment of debt was $0.2 million as the result of the payment on the 2018 Second Lien Credit Facility. For the six months ended June 30, 2018, loss on extinguishment of debt was $2.4 million as a result of refinancing our credit facility in the first quarter of 2018.

Income Tax Expense:  Our income tax expense of $4.8 million was 19.4% of income before income taxes for the six months ended June 30, 2019, compared to 18.0% for the six months ended June 30, 2018. Our income tax expense for the six months ended June 30, 2018 is lower than expected based on our estimated annual effective tax rate as a result of discrete tax deductions of $4.5 million from the exercise of stock options during the six-month period.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the six months ended June 30, 2019 and 2018, was $19.8 million and $12.4 million, respectively.

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

(in thousands)	Three Months Ended June 30,
	2019	2018
Consolidated net income	$13,205	$9,319
Add:
Interest expense, net	3,736	3,455
Loss on extinguishment of debt	150	-
Income tax expense	2,979	1,908
Depreciation expense	632	557
Amortization expense	364	176
EBITDA	$21,066	$15,415
Components of Adjusted EBITDA
Other (a)	(97)	244
Stock options, restricted stock, and incentives expense (b)	1,198	492
Transactional expenses and strategic initiatives (c)	187	1,030
New product launch costs (d)	1,270	-
Severance charges and organizational development (e)	150	44
Vendor settlement (f)	(5,522)	-
Adjusted EBITDA	$18,252	$17,225

(a)  Represents LIFO adjustment, non-cash pension/ postretirement expense (income) and foreign exchange hedging.
(b)  Represents non-cash stock options, restricted stock and incentives expense.
(c)  Represents the fees incurred for transaction expenses and strategic initiatives.
(d)  Represents product launch costs of our new product lines.
(e) Represents costs associated with departmental restructuring, including severance.
(f) Represents net gain associated with the settlement of a vendor contract.

(in thousands)	Six Months Ended June 30,
	2019	2018
Consolidated net income	$19,765	$12,351
Add:
Interest expense, net	7,592	7,109
Loss on extinguishment of debt	150	2,384
Income tax expense	4,753	2,717
Depreciation expense	1,163	1,117
Amortization expense	723	351
EBITDA	$34,146	$26,029
Components of Adjusted EBITDA
Other (a)	(176)	216
Stock options, restricted stock, and incentives expense (b)	1,913	689
Transactional expenses and strategic initiatives (c)	1,097	1,629
New product launch costs (d)	1,712	682
Product line rationalizations (e)	-	1,008
Warehouse reorganization (f)	508	-
Severance charges and organizational development (g)	646	680
Vendor settlement (h)	(5,522)	-
Adjusted EBITDA	$34,324	$30,933

(a)  Represents LIFO adjustment, non-cash pension/ postretirement expense (income) and foreign exchange hedging.
(b)  Represents non-cash stock options, restricted stock and incentives expense.
(c)  Represents the fees incurred for transaction expenses and strategic initiatives.
(d)  Represents product launch costs of our new product lines.
(e)  Represents costs associated with discontiued products related to product line rationalization.
(f)  Represents costs associated with consolidating warehouses.
(g) Represents costs associated with departmental restructuring, including severance.
(h) Represents net gain associated with the settlement of a vendor contract.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our 2018 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less current liabilities, increased $5.2 million to $53.3 million at June 30, 2019, compared with $48.1 million at December 31, 2018. The increase in working capital is primarily due to increased accounts receivable.

	As of
(in thousands)	June 30, 2019	December 31, 2018

Current assets	$121,174	$111,854
Current liabilities	67,910	63,766
Working capital	$53,264	$48,088

Cash Flows from Operating Activities

For the six months ended June 30, 2019, net cash provided by operating activities was $21.7 million compared to net cash provided by operating activities of $6.0 million for the six months ended June 30, 2018, an increase of $15.8 million, primarily due to changes in working capital accounts.

Cash Flows from Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $0.3 million compared to net cash used in investing activities of $14.0 million for the six months ended June 30, 2018, a decrease of $13.7 million, primarily due to the issuance of $6.5 million note receivable and the acquisition of Vapor Supply in 2018.

Cash Flows from Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities was $20.9 million compared to net cash provided by financing activities of $6.1 million for the six months ended June 30, 2018, a decrease of $27.0 million, primarily due to payments on debt in 2019, whereas refinancing activities in 2018 provided cash inflow.

Dividends

On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.045 per common share was paid on July 12, 2019, to shareholders of record at the close of business on June 21, 2019.

Long-Term Debt

As of June 30, 2019, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

	June 30, 2019	December 31, 2018

2018 Revolving Credit Facility	$15,000	$26,000
2018 First Lien Term Loan	150,000	154,000
2018 Second Lien Term Loan	35,511	40,000
Note payable - IVG	4,000	4,000
Total notes payable and long-term debt	204,511	224,000
Less deferred finance charges	(2,909)	(3,285)
Less revolving credit facility	(15,000)	(26,000)
Less current maturities	(13,000)	(8,000)
	$173,602	$186,715

2018 Credit Facility

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict our ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 20, “Dividends”, of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019.  All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 5.40% at June 30, 2019. The weighted average interest rate of the 2018 Revolving Credit Facility was 5.54% at June 30, 2019. At June 30, 2019, we had $15.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $35.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $1.8 million, resulting in $33.2 million of availability under the 2018 Revolving Credit Facility at June 30, 2019. See “Recent Developments” for further information on amendments for the facility.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in $0.2 million loss on extinguishment of debt.  The weighted average interest rate on the remaining $35.5 million balance of the 2018 Second Lien Term Loan was 9.40% at June 30, 2019.

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

Off-balance Sheet Arrangements

During the first and second quarters of 2019 we did not execute any forward contracts. During 2018 the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At June 30, 2019, and December 31, 2018, we had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2018 Annual Report on Form 10-K, during the three months ended June 30, 2019. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2018 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

Our March 2018 refinancing resulted in all of our long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, we entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. At June 30, 2019, $70 million of our outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $1.3 million per year. Refer to Note 4, “Derivative Instruments”, of Notes to Consolidated Financial Statements for additional information regarding the interest rate swaps.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2019. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

We engaged in discussions and mediation with VMR, which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing us with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to us under a formula designed to provide us with a fair share of the value created by our performance under the VMR Agreement. The discussions have been completed and we received $6.7 million in the second quarter 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, we recorded a $5.5 million gain in the second quarter, which is recorded as a reduction to selling, general, and administrative expenses.

See ‘Risk Factors—We may become subject to significant product liability litigation’ within our 2018 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2018 Annual Report on Form 10-K.  There have been no material changes to the Risk Factors set forth in the 2018 Annual Report on Form 10-K with the exception of the following update for the risk factor “Some of our products are subject to developing and unpredictable regulation”:

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

We currently and plan in the future to commercialize in the United States a variety of products containing hemp-derived CBD. While the Agriculture Improvement Act of 2018, or the Farm Bill, exempted hemp and hemp-derived products from the Controlled Substances Act, or the CSA, any such product commercialization may become subject to various laws, including the Farm Bill, the Food, Drug and Cosmetic Act, or the FD&CA, the Dietary Supplement Health and Education Act, or DSHEA, applicable state and/or local laws, and FDA regulations. We intend to offer hemp-derived CBD products in full compliance with laws and regulations. Nevertheless, violations of any such law or regulation could result in warning letters, significant fines, penalties, administrative sanctions, injunctions, convictions or settlements arising from civil proceedings initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, the Company agreed to issue up to 44,295 shares of the Company’s common stock, subject to the achievement of certain milestones, to the stockholders of Solace Technologies, LLC and its affiliate (“Solace”) as partial consideration for the Company’s acquisition of the assets of Solace.

The issuance of such shares when and if made by the Company will be made in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities that may receive the unregistered securities are “accredited investors.” All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with entry into the agreement. The Company did not engage in any general solicitation or advertising in connection with the agreement to issue the shares.  All certificates (if any) representing such securities that may be issued will contain restrictive legends, prohibiting further transfer of the securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	First Amendment to First Lien Credit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Lavan.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 1, 2019, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: August 1, 2019