Form 10-Q
period 2019-09-30
Turning Point Brands, Inc.
filed 2019-11-04
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

At October 29, 2019, there were 19,662,087 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) September 30, 2019	December 31, 2018
Current assets:
Cash	$81,124	$3,306
Accounts receivable, net of allowances of $63 in 2019 and $42 in 2018	6,998	2,617
Inventories	98,719	91,237
Other current assets	15,720	14,694
Total current assets	202,561	111,854
Property, plant, and equipment, net	12,905	10,589
Deferred income taxes	2,242	-
Right of use assets	11,322	-
Deferred financing costs, net	960	870
Goodwill	154,479	145,939
Other intangible assets, net	32,488	35,339
Master Settlement Agreement (MSA) escrow deposits	32,074	30,550
Other assets	5,224	4,236
Total assets	$454,255	$339,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,531	$6,841
Accrued liabilities	20,486	22,925
Current portion of long-term debt	14,240	8,000
Revolving credit facility	-	26,000
Total current liabilities	43,257	63,766
Notes payable and long-term debt	299,479	186,715
Deferred income taxes	-	2,291
Postretirement benefits	3,096	3,096
Lease liabilities	10,019	-
Other long-term liabilities	3,065	886
Total liabilities	358,916	256,754

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares - 19,661,988 at September 30, 2019, and 19,553,857 at December 31, 2018	197	196
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-		-
Additional paid-in capital	100,276	110,466
Accumulated other comprehensive loss	(2,989)	(2,536)
Accumulated deficit	(2,145)	(25,503)
Total stockholders' equity	95,339	82,623
Total liabilities and stockholders' equity	$454,255	$339,377

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended September 30,
	2019	2018
Net sales	$96,800	$83,349
Cost of sales	53,984	47,138
Gross profit	42,816	36,211
Selling, general, and administrative expenses	29,784	23,253
Operating income	13,032	12,958
Interest expense, net	3,641	3,702
Investment income	(265)	(89)
Loss on extinguishment of debt	1,158	-
Net periodic income, excluding service cost	(12)	(45)
Income before income taxes	8,510	9,390
Income tax expense	2,236	1,436
Consolidated net income	$6,274	$7,954

Basic income per common share:
Consolidated net income	$0.32	$0.41
Diluted income per common share:
Consolidated net income	$0.31	$0.40
Weighted average common shares outstanding:
Basic	19,659,217	19,378,054
Diluted	20,067,413	19,882,994

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Nine Months Ended September 30,
	2019	2018

Net sales	$281,767	$238,392
Cost of sales	157,304	134,577
Gross profit	124,463	103,815
Selling, general, and administrative expenses	79,455	66,314
Operating income	45,008	37,501
Interest expense, net	11,233	10,811
Investment income	(527)	(328)
Loss on extinguishment of debt	1,308	2,384
Net periodic benefit (income), excluding service cost	(34)	176
Income before income taxes	33,028	24,458
Income tax expense	6,989	4,153
Consolidated net income	$26,039	20,305

Basic income per common share:
Consolidated net income	$1.33	$1.05
Diluted income per common share:
Consolidated net income	$1.32	$1.03
Weighted average common shares outstanding:
Basic	19,613,868	19,290,096
Diluted	19,777,163	19,767,667

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2019	2018
Consolidated net income	$6,274	$7,954

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $1 in 2019 and $3 in 2018	(4)	10
Unrealized gain (loss) on investments, net of tax of $88 in 2019 and $69 in 2018	263	(231)
Unrealized loss on interest rate swaps, net of tax of $70 in 2019 and $70 in 2018	(208)	(233)
	51	(454)
Consolidated comprehensive income	$6,325	$7,500

	Nine Months Ended September 30,
	2019	2018
Consolidated net income	$26,039	$20,305

Other comprehensive loss, net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $4 in 2019 and $85 in 2018	(11)	314
Unrealized gain (loss) on investments, net of tax of $351 in 2019 and $173 in 2018	1,174	(738)
Unrealized loss on interest rate swaps, net of tax of $563 in 2019 and $92 in 2018	(1,616)	(308)
	(453)	(732)

Consolidated Comprehensive income	$25,586	$19,573

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$26,039	$20,305
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1,308	2,384
Gain on disposal of property, plant, and equipment	(12)	-
Depreciation expense	1,855	1,596
Amortization of other intangible assets	1,079	557
Amortization of debt discount and deferred financing costs	1,018	712
Deferred income taxes	(4)	2,806
Stock compensation expense	2,480	1,056
Changes in operating assets and liabilities:
Accounts receivable	(3,556)	(3,192)
Inventories	(6,704)	(18,840)
Other current assets	(801)	(5,971)
Other assets	106	144
Accounts payable	1,069	4,442
Accrued postretirement liabilities	(125)	(107)
Accrued liabilities and other	(3,739)	(4,918)
Net cash provided by operating activities	$20,013	$974

Cash flows from investing activities:
Capital expenditures	$(4,060)	$(1,528)
Restricted cash, MSA escrow deposits	29,713	(2,234)
Acquisitions, net of cash acquired	(7,703)	(19,161)
Proceeds on the sale of property, plant and equipment	117	-
Payments for investments	(1,421)	-
Issuance of note receivable	-	(6,500)
Receipt of note receivable repayment including prepayment penalty	-	7,475
Net cash (used in) provided for by investing activities	$16,646	$(21,948)

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows (Cont.)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	$-	$156,000
Payments of 2018 first lien term loan	(6,000)	-
Proceeds from 2018 second lien term loan	-	40,000
Payments of 2018 second lien term loan	(40,000)	-
Proceeds from 2018 revolving credit facility	-	30,000
Payments of 2018 revolving credit facility	(26,000)	-
Proceeds from Convertible Senior Notes	172,500	-
Payments for call options	(20,528)	-
Payment of dividends	(2,646)	(1,537)
Payments of 2017 first lien term loan	-	(140,613)
Payments of 2017 second lien term loan	-	(55,000)
Proceeds from (payments of) 2017 revolving credit facility, net	-	(8,000)
Payments of VaporBeast Note Payable	-	(2,000)
Proceeds from release of restricted funds	-	1,107
Payments of financing costs	(6,997)	(3,286)
Exercise of options	639	779
Payment to terminate acquired capital lease	-	(170)
Surrender of restricted stock	(84)	-
Redemption of options	(12)	(623)
Net cash provided by financing activities	$70,872	$16,657

Net increase (decrease) in cash	$107,531	$(4,317)

Cash, beginning of period:
Unrestricted	3,306	2,607
Restricted	2,361	4,709
Total cash at beginning of period	$5,667	$7,316

Cash, end of period:
Unrestricted	$81,124	$1,631
Restricted	32,074	1,368
Total cash at end of period	$113,198	$2,999

Supplemental schedule of noncash investing activities:
Hold back for acquisition	$265	$-

Supplemental schedule of noncash financing activities:
Accrued expenses incurred for financing costs	$123	$-
Issuance of shares for acquisition	$-	$5,292
Issuance of note payable for acquisition	$-	$4,000
Dividends declared not paid	$897	$788

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Beginning balance July 1, 2019	19,657,946	$197	$112,366	$(3,040)	$(7,522)	$102,001
Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	(4)	-	(4)
Unrealized gain on MSA investments, net of tax of $88	-	-	-	263	-	263
Unrealized loss on interest rate swaps, net of tax of $70	-	-	-	(208)	-	(208)
Stock compensation expense	-	-	1,065	-	-	1,065
Exercise of options	4,042	-	29	-	-	29
Dividends declared	-	-	-	-	(897)	(897)
Purchase of call options, net of tax of $5,091	-	-	(15,437)	-	-	(15,437)
Issuance of Convertible Senior Notes, net of tax of $778	-	-	2,253	-	-	2,253
Net income	-	-	-	-	6,274	6,274
Ending balance September 30, 2019	19,661,988	$197	$100,276	$(2,989)	$(2,145)	$95,339

Beginning balance July 1, 2018	19,312,720	$193	$104,892	$(3,227)	$(36,765)	$65,093
Unrecognized pension and postretirement cost adjustment, net of tax of $3	-	-	-	10	-	10
Unrealized loss on MSA investments, net of tax of $69	-	-	-	(231)	-	(231)
Unrealized loss on other investments, net of tax of $0	-	-	-	-	-	-
Unrealized loss on interest rate swaps, net of tax of $70	-	-	-	(233)	-	(233)
Stock compensation expense	-	-	348	-	-	348
Restricted stock forfeitures	(282)	-	(3)	-	-	(3)
Exercise of options	75,076	-	170	-	-	170
Redemption of options	-	-	(623)	-	-	(623)
IVG issuance of stock	153,079	2	5,290	-	-	5,292
Dividends declared	-	-	-	-	(788)	(788)
Net income	-	-	-	-	7,954	7,954
Ending balance September 30, 2018	19,540,593	$195	$110,074	$(3,681)	$(29,599)	$76,989

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Cont.)
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Beginning balance January 1, 2019	19,553,857	$196	$110,466	$(2,536)	$(25,503)	$82,623
Unrecognized pension and postretirement cost adjustment, net of tax of $4	-	-	-	(11)	-	(11)
Unrealized gain on MSA investments, net of tax of $351	-	-	-	1,174	-	1,174
Unrealized loss on interest rate swaps, net of tax of $563	-	-	-	(1,616)	-	(1,616)
Stock compensation expense	-	-	2,452	-	-	2,452
Restricted stock forfeitures	(1,947)	-	(84)	-	-	(84)
Exercise of options	110,078	1	638	-	-	639
Redemption of options	-	-	(12)	-	-	(12)
Dividends declared	-	-	-	-	(2,681)	(2,681)
Purchase of call options, net of tax of $5,091	-	-	(15,437)	-	-	(15,437)
Issuance of Convertible Senior Notes, net of tax of $778	-	-	2,253	-	-	2,253
Net income	-	-	-	-	26,039	26,039
Ending balance September 30, 2019	19,661,988	$197	$100,276	$(2,989)	$(2,145)	$95,339

Beginning balance January 1, 2018	19,210,633	$192	$103,640	$(2,973)	$(47,535)	$53,324
Unrecognized pension and postretirement cost adjustment, net of tax of $85	-	-	-	314	-	314
Unrealized loss on MSA investments, net of tax of $172	-	-	-	(735)	-	(735)
Unrealized loss on other investments, net of tax of $1	-	-	-	(3)	-	(3)
Unrealized loss on interest rate swaps, net of tax of $92	-	-	-	(308)	-	(308)
Stock compensation expense	-	-	999	-	-	999
Restricted stock forfeitures	(3,044)	-	(9)	-	-	(9)
Exercise of options	179,925	1	777	-	-	778
Redemption of options	-	-	(623)	-	-	(623)
IVG issuance of stock	153,079	2	5,290	-	-	5,292
Dividends declared	-	-	-	-	(2,345)	(2,345)
Reclassification of tax effects from accumulated other comprehensive income	-	-	-	24	(24)	-
Net income	-	-	-	-	20,305	20,305
Ending balance September 30, 2018	19,540,593	$195	$110,074	$(3,681)	$(29,599)	$76,989

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $4.4 million and $3.8 million for the three months ending September 30, 2019 and 2018, respectively. Shipping costs incurred were approximately $13.6 million and $10.5 million for the nine months ending September 30, 2019 and 2018, respectively.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Recently, several state governors have reacted to perceived issues around nicotine vapor products by unilaterally, without regard to the legislative process, proclaiming bans on vapor products, particularly those that are flavored.  Many of these executive actions have been challenged and temporarily restrained, but no assurance can be given that such state or local flavor bans will not be enacted or ultimately upheld. Depending on the number and location of such bans, that legislation or regulation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Food and Drug Administration (“FDA”) and the White House have also stated that they are considering a flavor “ban” of some sort, however the details, timing, and ultimate implementation of such a proposal remain unclear.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company.  The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of September 30, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. At December 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.6 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company may invest a portion of the MSA escrow deposits in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account:

	As of September 30, 2019	As of December 31, 2018
	Cost and Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$32,074	$2,361	$-	$-	$2,361
U.S. Governmental agency obligations (unrealized gain position < 12 months)	-	1,193	9	-	1,202
U.S. Governmental agency obligations (unrealized loss position < 12 months)	-	1,000	-	(3)	997
U.S. Governmental agency obligations (unrealized loss position > 12 months)	-	27,519	-	(1,529)	25,990
	$32,074	$32,073	$9	$(1,532)	$30,550

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

As of
December 31, 2018
Less than one year	$1,499
One to five years	13,591
Five to ten years	11,152
Greater than ten years	3,470
Total U.S. Governmental agency obligations	$29,712

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales	Deposits as of
Year	September 30, 2019	December 31, 2018

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83

Total	$32,074	$32,073

Food and Drug Administration: On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the FDA to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, electronic cigarettes (“e-cigarettes”), vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

When the FDA initially issued the deeming regulations, it recognized that many products in the deemed categories that were already on the market qualified as “new tobacco products” and lacked a marketing order.  In August 2017, the FDA issued a compliance policy (the “August 2017 Guidance”) that allowed new tobacco products to remain on the market without an FDA authorization until specified deadlines had passed.  Under the August 2017 Guidance, compliance dates vary depending upon the type of application submitted, but all newly-deemed products require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized.

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

The court found in favor of the plaintiffs in May 2019 and vacated the August 2017 Guidance.  On July 12, 2019, the court issued its remedy order (the “Remedy Order”).  Specifically, the court ordered that: (1) for all deemed new tobacco products, marketers must file applications within 10 months of the Remedy Order to continue marketing such products; (2) such a product may remain on the market pending FDA review of a timely filed application for a period not to exceed one year from the date of the application’s submission; (3) in its discretion, the FDA may enforce the premarket review requirements against such products for which marketers do not file applications within 10 months; and (4) the FDA will have the ability to exempt deemed new tobacco products from these application submission requirements for good cause, on a case-by-case basis.  On October 24, 2019, FDA filed a Notice of Appeal from the Remedy Order and other actions adverse to FDA.

Currently, the deadline to submit an application and to continue marketing a deemed new product remains May 12, 2020.  This court-ordered modification to the compliance policy remains subject to change as a result of potential appeals, litigation brought or pending in other venues, or FDA’s finalization of the March 2019 Draft Guidance.

On September 11, 2019, President Donald Trump and the Department of Health and Human Services Secretary, Alex Azar, indicated FDA would adopt a regulatory policy restricting all flavors in vapor products. FDA has not yet adopted such policy, and the timing of the policy is not certain. The details of such a policy area not yet known; however, such a policy could significantly impact our products and our plans for PMTA filings.

Should the Remedy Order stand, we would not be permitted to continue marketing our existing line of vapor products that the FDA regulates as tobacco products past May 12, 2020, unless we file an application for each such product by that date.  We expect to be able to make appropriate PMTA applications by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline.  A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations.  On September 25, 2019, FDA published a proposed rule outlining certain required elements of PMTA filings. This rule is not yet final, and its requirements may shift before being finalized. We believe we have products that meet the requisite standard and that we will be able to efficiently produce satisfactory PMTA filings. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, the Remedy Order will not be altered or that unforeseen circumstances will not arise that prevent us from filing applications or otherwise increase the amount of time and money we are required to spend to successfully file all necessary PMTAs. Even if we successfully file all of our PMTAs in a timely manner, no assurance can be given that the applications will ultimately be successful. Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed, may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs in our inventory position, and future revenues may be adversely impacted.

In addition, we currently distribute many third-party manufactured vapor products for which we will be completely dependent on the manufacturer complying with the requirements of the deeming regulations generally and the Remedy Order more specifically.  There can be no assurances that some products that we currently distribute will be able to be sold to end consumers after May 2020. While we will take measures to pursue regulatory compliance for our own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by us, which could adversely affect our results of operations and liquidity.

Recent Accounting Pronouncements Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, "Leases." This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Under this method of adoption, there is no impact to the comparative consolidated statement of income and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases". In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact the Company’s income before income taxes and had no impact on the statement of cash flows. See Note 12, “Leases”, for further details.

Note 3. Acquisitions

Solace Technologies

In July 2019, the Company purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $8.0 million in total consideration, comprised of $7.7 million in cash and $0.5 million holdback for 18 months. The holdback was adjusted for a working capital deficiency of $0.2 million. As additional consideration, the Company may issue, to the former owners, stock equal to $2.31 million upon the achievement of certain annual milestones, the fair value of which was $0.0 at September 30, 2019. Immediately following the acquisition, 88,582 performance based restricted stock units with a fair value of $4.62 million were issued to former owners who became employees. See Note 15, “Share Incentive Plans”, for further details. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. The Company intends to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X Ventures development engine. As of September 30, 2019, the Company had not completed the accounting for the acquisition. The following purchase price and goodwill and other intangibles are based on the excess of the acquisition price over the estimated fair value of the tangible assets acquired and are based on management’s preliminary estimates:

Total consideration transferred	$8,250
Adjustments to consideration transferred:
Cash acquired	(45)
Working capital	(235)
Adjusted consideration transferred	7,970
Assets acquired:
Working capital (primarily AR and inventory)	1,132
Fixed assets and Other long term assets	414
Other liabilities	(209)
Net assets acquired	$1,337

Goodwill and Other Intangibles	$6,633

The goodwill of $6.6 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

IVG

In September 2018, the Company acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date.  All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. Such amounts will be recorded as compensation and not additional purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of approximately $0.0 million and $0.9 million for the three and nine months, respectively, ended September 30, 2019, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Company’s NewGen portfolio. The Company completed the accounting for the acquisition during the third quarter 2019. The following purchase price and goodwill are based on the excess of the acquisition price over the fair value of the tangible and intangible assets acquired:

Total consideration transferred	$24,292
Adjustments to consideration transferred:
Cash acquired, net of debt assumed	(221)
Working capital	(245)
Adjusted consideration transferred	23,826

Assets acquired:
Working capital (primarily inventory)	3,218
Fixed assets	1,274
Intangible assets	7,880
Net assets acquired	$12,372

Goodwill	$11,454

The goodwill of $11.5 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three and nine months ended September 30, 2019. The Company executed various forward contracts during the three and nine months ended September 30, 2018, none of which met hedge accounting requirements, for the purchase of €2.3 million and €14.5 million, respectively. At September 30, 2019, and December 31, 2018, the Company had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.
Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at September 30, 2019, and December 31, 2018, resulted in a liability of $3.1 million and $0.9 million, respectively, included in other long-term liabilities.

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

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.2 million due to the recency of the note’s issuance, relative to the end of the quarter, September 30, 2019.

Long-Term Debt

The Company’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of September 30, 2019, the fair value of the 2018 First Lien Term Loan approximated $148.0 million. As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively.

The Convertible Senior Notes bear interest at a rate of 2.50% per year and the fair value approximated $169.5 million, with a carrying value of $172.5 million as of September 30, 2019.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

The Company did not have any open forward contracts at September 30, 2019. The Company had forward contracts for the purchase of €1.5 million as of December 31, 2018. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in no gain or loss for the three months ended September 30, 2019 and a gain of approximately $0.1 million for the nine months ended September 30, 2019. As there were no open contracts as of September 30, 2019, there is no resulting balance sheet position related to the fair value.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at September 30, 2019 and December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $3.1 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively.

Note 6. Inventories

The components of inventories are as follows:

	September 30, 2019	December 31, 2018
Raw materials and work in process	$6,064	$2,722
Leaf tobacco	34,128	34,977
Finished goods - Smokeless products	6,965	6,321
Finished goods - Smoking products	12,249	14,666
Finished goods - NewGen products	43,565	37,194
Other	1,129	738
	104,100	96,618
LIFO reserve	(5,381)	(5,381)
	$98,719	$91,237

The inventory valuation allowance was $2.0 million and $2.5 million as of September 30, 2019, and December 31, 2018, respectively.

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Land	$22	$22
Buildings and improvements	2,444	2,320
Leasehold improvements	1,953	2,101
Machinery and equipment	14,794	13,292
Furniture and fixtures	7,447	5,045
	26,660	22,780
Accumulated depreciation	(13,755)	(12,191)
	$12,905	$10,589

Note 8. Other Current Assets

Other current assets consisted of the following:

	September 30, 2019	December 31, 2018
Inventory deposits	$7,139	$9,739
Other	8,581	4,955
	$15,720	$14,694

Note 9. Other Assets

Other assets consisted of the following:

	September 30, 2019	December 31, 2018
Equity investments	$3,421	$2,421
Pension assets	1,239	1,223
Other	564	592
	$5,224	$4,236

In July 2019, the Company obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”), for $1.0 million paid at closing. The Company also received options to acquire up to a 50% ownership position in ReCreation.

Note 10. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued payroll and related items	$5,623	$6,063
Customer returns and allowances	2,980	3,634
Taxes payable	691	2,138
Lease liabilities	1,631	-
Other	9,561	11,090
	$20,486	$22,925

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following in order of preference:

	September 30, 2019	December 31, 2018
2018 First Lien Term Loan	$148,000	$154,000
2018 Second Lien Term Loan	-	40,000
Convertible Senior Notes	172,500	-
Note payable - IVG	4,240	4,000
Total notes payable and long-term debt	324,740	198,000
Less debt discount and deferred finance charges	(11,021)	(3,285)
Less current maturities	(14,240)	(8,000)
	$299,479	$186,715

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”).  In connection with the Convertible Senior Notes offering, the Company entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the Company’s Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019.  The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019.  All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 5.04% at September 30, 2019. At September 30, 2019, the Company had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $2.7 million, resulting in $47.3 million of availability under the 2018 Revolving Credit Facility at September 30, 2019.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in a $0.2 million loss on extinguishment of debt. The Company used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter 2019. The principal paid in the third quarter amounted to $35.5 million, and the transaction resulted in a $1.2 million loss on extinguishment of debt.

Convertible Senior Notes

In July 2019 the Company closed an offering of $172.5 million in aggregate principal amount of our 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2019.

The excess of the principal amount of the liability over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method.

The Company incurred debt issue costs and allocated the total amount to the liability and equity components of the Convertible Senior Notes based on their relative values. The debt issue costs attributable to the liability component are amortized to interest expense over the term of the Convertible Senior Notes using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.86 per and a cap price of $82.86 per, and are exercisable when and if the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

The carrying value of the equity component related to the Convertible Senior Notes at September 30, 2019 was $3.1 million. The effective interest rate on the liability component for the three-month period ended September 30, 2019 was 6.15%. Total interest cost of $0.9 million was recognized during the three-month period ended September 30, 2019, including $0.1 million amortization of debt discount.

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note is $4.2 million as of September 30, 2019.

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

The components of lease expense consisted of the following:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019

Operating lease cost
Cost of sales	$225	$649
Selling, general and administrative	511	1,671
Variable lease cost (1)	259	629
Short-term lease cost	31	120
Sublease income	(30)	(80)
Total operating lease cost	$996	$2,989

(1) Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

September 30, 2019
Assets:
Right of use assets	$11,322
Total leased assets	$11,322

Liabilities:
Current lease liabilities (2)	$1,631
Long-term lease liabilities	10,019
Total Lease Liabilities	$11,650

(2) Reported within accrued liabilities on the balance sheet

As of September 30, 2019
Weighted-average remaining lease term - operating leases	8.6 years
Weighted-average discount rate - operating leases	6.47%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

As of September 30, 2019, maturities of lease liabilities consisted of the following:

September 30, 2019
Remaining three months of 2019	$284
2020	2,694
2021	2,336
2022	1,551
2023	1,165
Years thereafter	7,325
Total lease payments	$15,355
Less: Imputed interest	3,705
Present value of lease liabilities	$11,650

During the third quarter, seven retail leases and one office lease were extended, renewed or adjusted.  These changes resulted in additional lease liabilities of $0.7 million as of September 30, 2019.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2019, was 26% and 21%, respectively, which includes a discrete tax deduction of $0.1 million and $4.6 million for the three and nine months ended September 30, 2019, relating to stock option exercises. The Company’s effective income tax rate for the three and nine months ended September 30, 2018, was 15% and 17%, respectively, which includes a discrete tax deduction of $3.3 million and $5.2 million for the three and nine months ended September 30, 2018, relating to stock option exercises.

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

Note 14. Pension and Postretirement Benefit Plans

The Company has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. The Company’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. The Company expects to make no contributions to the pension plan in 2019. In the second quarter of 2018, the Company made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018, which is reported within “Net periodic benefit (income), excluding service cost within the Consolidated Statements of Income. In October 2019, the Company elected to terminate the defined benefit pension plan, effective December 31, 2019 with final distributions to be made in 2020.

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. The Company’s policy is to make contributions equal to benefits paid during the year. The Company expects to contribute approximately $0.2 million to its postretirement plan in 2019 for the payment of benefits. In October 2019, the Company amended the plan to cease benefits effective June 30, 2020.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Service cost	$26	$26	$-	$-
Interest cost	130	135	25	30
Expected return on plan assets	(161)	(221)	-	-
Amortization of (gains) losses	36	33	(41)	(21)
Net periodic benefit (income) cost	$31	$(27)	$(16)	$9

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Service cost	$78	$78	$-	$-
Interest cost	390	419	76	88
Expected return on plan assets	(484)	(728)	-	-
Amortization of (gains) losses	110	153	(125)	(61)
Curtailment loss	-	306	-	-
Net periodic benefit cost	$94	$228	$(49)	$27

Note 15. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2019, net of forfeitures, there were 16,159 shares of restricted stock, 359,008 performance-based restricted stock units, and 441,964 options granted under the 2015 Plan. There are 582,869 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	763,672	5.73	2.36

Granted	124,100	21.27	6.33
Exercised	(209,943)	3.97	1.47
Forfeited	(18,255)	13.46	3.90
Outstanding, December 31, 2018	659,574	$9.00	$3.34

Granted	155,780	47.58	15.63
Exercised	(110,382)	5.78	2.60
Forfeited	(7,376)	33.49	10.73
Outstanding, September 30, 2019	697,596	$17.87	$6.13

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018, was $4.6 million, and $5.2 million, respectively.

At September 30, 2019, under the 2006 Plan, the outstanding stock options’ exercise price for 326,232 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 3.83 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At September 30, 2019, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019
Number of options granted	40,000	93,819	98,100	26,000	155,780
Options outstanding at September 30, 2019	30,700	73,352	89,272	26,000	152,040
Number exercisable at September 30, 2019	19,150	48,131	30,532	17,420	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58
Remaining lives	7.37	7.63	8.44	8.46	9.48
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%
Expected life	6.000	6.000	6.000	5.495	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded compensation expense related to the options of approximately $1.2 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. Total unrecognized compensation expense related to options at September 30, 2019, is $1.5 million, which will be expensed over 2.15 years.

Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied). On July 19, 2019 the Company’s Board of Directors granted 88,582 PRSUs to employees of the Company. As of September 30, 2019, there are 359,008 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of September 30, 2019.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582
PRSUs outstanding at September 30, 2019	83,000	93,000	89,550	4,876	88,582
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15
Remaining lives	2.25	3.25	4.25	0.25	3.25

The Company recorded compensation expense related to the PRSUs of approximately $0.6 million and $0.2 million in the consolidated statements of income for the three months ended September 30, 2019 and 2018, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $1.3 million and $0.4 million in the consolidated statements of income for the nine months ended September 30, 2019 and 2018, respectively. Total unrecognized compensation expense related to these awards at September 30, 2019, is $10.2 million which will be expensed over the service periods based on the probability of achieving the performance condition.

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

The Company has several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products.  As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales.  The Company expects that its subsidiaries will be subject to some such cases and information requests. In the acquisition of the vapor businesses, the Company negotiated financial “hold-backs”, which it expects to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits. To the extent that litigation becomes necessary, the Company believes that the subsidiaries have strong factual and legal defenses against claims that it unfairly marketed vapor products.

On October 8, 2019, the City of New York filed a complaint against twenty-three companies, including IVG and VaporFi, making various allegations including selling to consumers over the age of 18 but under 21. In response, those subsidiaries have ceased all sales into New York City, which was an immaterial market for those businesses. The complaint has not been served on the Company’s subsidiaries. If the complaint is served, the Company believes that there are strong defenses and expect that the subsidiaries will vigorously defend the claims. Nonetheless, there can be no assurance that the subsidiaries will prevail, and an adverse result could have a material adverse effect on the Company’s business and results of operations.

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

Note 18. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$6,274			$7,954

Basic EPS:
Weighted average		19,659,217	$0.32		19,378,054	$0.41

Diluted EPS:
Effect of dilutive securities:
Stock options		408,196			504,940
		20,067,413	$0.31		19,882,994	$0.40

	Nine Months Ended September 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$26,039			$20,305

Basic EPS:
Weighted average		19,613,868	$1.33		19,290,096	$1.05

Diluted EPS:
Effect of dilutive securities:
Stock options		163,295			477,571
		19,777,163	$1.32		19,767,667	$1.03

For the three and nine months ended September 30, 2019, the effect of the 3,202,808 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the Company’s average stock price did not exceed $53.86 during those periods.

Note 19. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: Smokeless products, Smoking products, and NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) markets and distributes a wide assortment of vaping and CBD related products to non-traditional retail outlets via VaporBeast, Vapor Shark, Vapor Supply, IVG and Solace; and (iii) markets and distributes a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

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

The tables below present financial information about reported segments:

	Three Months Ended September 30,
	2019	2018

Net sales
Smokeless products	$26,187	$21,743
Smoking products	30,222	28,079
NewGen products	40,391	33,527
	$96,800	$83,349

Gross profit
Smokeless products	$13,587	$11,020
Smoking products	16,619	14,814
NewGen products	12,610	10,377
	$42,816	$36,211

Operating income (loss)
Smokeless products	$9,392	$5,861
Smoking products	12,931	10,861
NewGen products	(1,233)	2,539
Corporate unallocated (1)	(8,058)	(6,303)
	$13,032	$12,958

Interest expense, net	3,641	3,702
Investment income	(265)	(89)
Loss on extinguishment of debt	1,158	-
Net periodic benefit income, excluding service cost	(12)	(45)

Income before income taxes	$8,510	$9,390

Capital expenditures
Smokeless products	1,208	$251
Smoking products	-	-
NewGen products	888	274
	$2,096	$525

Depreciation and amortization
Smokeless products	$415	$342
Smoking products	-	-
NewGen products	633	343
	$1,048	$685

(1) Includes corporate costs that are not allocated to any of the three reportable segments.

	Nine Months ended September 30,
	2019	2018

Net sales
Smokeless products	$74,907	$66,900
Smoking products	81,104	84,403
NewGen products	125,756	87,089
	$281,767	$238,392

Gross profit
Smokeless products	$39,723	$34,546
Smoking products	43,841	43,158
NewGen products	40,899	26,111
	$124,463	$103,815

Operating income (loss)
Smokeless products	$26,610	$21,049
Smoking products	33,251	31,855
NewGen products	9,056	5,511
Corporate unallocated (1)	(23,909)	(20,914)
	$45,008	$37,501

Interest expense, net	11,233	10,811
Investment income	(527)	(328)
Loss on extinguishment of debt	1,308	2,384
Net periodic benefit expense, excluding service cost	(34)	176

Income before income taxes	$33,028	$24,458

Capital expenditures
Smokeless products	$2,310	$1,140
Smoking products	-	-
NewGen products	1,750	388
	$4,060	$1,528

Depreciation and amortization
Smokeless products	$1,137	$1,014
Smoking products	-	-
NewGen products	1,797	1,139
	$2,934	$2,153

(1) Includes corporate costs that are not allocated to any of the three reportable segments.

	September 30, 2019	December 31, 2018
Assets
Smokeless products	$111,541	$99,441
Smoking products	140,940	142,520
NewGen products	116,484	95,397
Corporate unallocated (1)	85,290	2,019
	$454,255	$339,377

(1) Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended, September 30,
	2019	2018

Business to Business	$29,981	$26,603
Business to Consumer - Online	8,367	4,361
Business to Consumer - Corporate store	2,017	2,550
Other	26	13
	$40,391	$33,527

	NewGen Segment
	Nine Months Ended, September 30,
	2019	2018

Business to Business	$93,182	$72,948
Business to Consumer - Online	25,052	8,095
Business to Consumer - Corporate store	7,381	5,943
Other	141	103
	$125,756	$87,089

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended September 30,
	2019	2018
Domestic	$91,236	$78,529
Foreign	5,564	4,820
Total	$96,800	$83,349

	Nine Months Ended September 30,
	2019	2018
Domestic	$271,521	$226,826
Foreign	10,246	11,566
Total	$281,767	$238,392

Note 20. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.045 per common share was paid on October 11, 2019, to shareholders of record at the close of business on September 20, 2019.

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

Note 21. Subsequent Events

In October 2019, the Board of Directors of the Company initiated a review of strategic alternatives for the third-party vaping distribution business included within the NewGen segment. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future.  Based on this review and other factors, we determined an interim impairment analysis of the goodwill and other intangible assets recorded in the NewGen segment is required.  The Company has not yet completed the interim impairment analysis and impairment, if any, will be recorded in the fourth quarter.

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

We have identified additional growth opportunities in the emerging alternatives market. In January 2019, we established our subsidiary, Nu-X Ventures (“Nu-X”), a new company and wholly-owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows TPB to leverage its expertise in traditional OTP management to alternative products. The TPB management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, we acquired a 30% stake in ReCreation Marketing (“ReCreation). ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. The investment will leverage ReCreation’s significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. In November 2018, we acquired a minority stake in Canadian American Standard Hemp Inc. (“CASH”). The investment in CASH positions us to meaningfully participate in the market for hemp-derived products. Through our investment in CASH, we have access to CASH’s proprietary extraction processes enabling the harvest of cannabinoids for use in the creation and distribution of high-quality hemp-derived products. Both investments are part of Nu-X and we plan to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable us to continue to identify unmet customer needs and provide quality products that we believe will result in genuine customer satisfaction and foster the growth of revenue.

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

Products

We operate in three segments: Smokeless products, Smoking products and NewGen products. In our Smokeless products segment, we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we (i) market and distribute cigarette papers, tubes, and related products; (ii) market and distribute finished cigars and MYO cigar wraps; and (iii) process, package, market, and distribute traditional pipe tobaccos. In our NewGen products segment, we (i) market and distribute e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) market and distribute a wide assortment of vaping and CBD related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply, IVG and Solace; and (iii) market and distribute a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment.

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

Recent Developments

The Board of Directors is reviewing strategic alternatives for our third-party vaping distribution business. We are committed to capitalizing on our core competencies in branding, distribution, product development, and regulatory affairs to create market-leading adult actives products. This includes investing in the FDA PMTA process for our proprietary brands. However, we believe the expected future returns from third-party vaping distribution may not justify the required investment of human and financial resources going forward. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future.

Solace Technologies Acquisition

In July 2019, we acquired the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $8.0 million in total consideration, comprised of $7.7 million in cash and $0.5 million holdback for 18 months. As additional consideration, we will issue, to the former owners, stock equal to $2.31 million upon the achievement of certain annual milestones. In addition, 88.582 performance based restricted stock with a fair value of $4.62 million was issued to former owners who became employees. See Note 15, “Share Incentive Plans” for further information. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. We intend to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X Ventures development engine.

ReCreation Marketing Investment

In July 2019 we obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”).  We may invest $3 million through our newly-created subsidiary, Turning Point Brands (Canada) Inc., into ReCreation, with options to acquire up to a 50% ownership position. We will receive board seats aligned with our ownership position.

ReCreation Marketing is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. ReCreation’s management has significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly-constructed cannabis dispensaries.

Convertible Notes Offering

Refer to Note 11, “Notes Payable and Long-term Debt”, of Notes to Consolidated Financial Statements for discussion regarding our Convertible Senior Notes issued in July 2019.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019, to the Three Months Ended September 30, 2018

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$26,187	$21,743	20.4%
Smoking products	30,222	28,079	7.6%
NewGen products	40,391	33,527	20.5%
Total net sales	96,800	83,349	16.1%
Cost of sales	53,984	47,138	14.5%
Gross profit
Smokeless products	13,587	11,020	23.3%
Smoking products	16,619	14,814	12.2%
NewGen products	12,610	10,377	21.5%
Total gross profit	42,816	36,211	18.2%

Selling, general, and administrative expenses	29,784	23,253	28.1%
Operating income	13,032	12,958	0.6%
Interest expense, net	3,641	3,702	-1.6%
Investment Income	(265)	(89)	197.8%
Loss on extinguishment of debt	1,158	-	NM
Net periodic income, excluding service cost	(12)	(45)	-73.3%
Income before income taxes	8,510	9,390	-9.4%
Income tax expense	2,236	1,436	55.7%
Consolidated net income	$6,274	$7,954	-21.1%

Net Sales:  For the three months ended September 30, 2019, consolidated net sales increased to $96.8 million from $83.3 million for the three months ended September 30, 2018, an increase of $13.5 million or 16.1%. The increase in net sales was primarily driven by volume across all segments in 2019.

For the three months ended September 30, 2019, net sales in the Smokeless products segment increased to $26.2 million from $21.7 million for the three months ended September 30, 2018, an increase of $4.4 million or 20.4%.  For the three months ended September 30, 2019, volume increased 15.1% and price/mix increased 5.3%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST partially offset by declining sales in chewing tobacco, largely attributable to long-term segment erosion, and a continuing shift to lower price products.

For the three months ended September 30, 2019, net sales in the Smoking products segment increased to $30.2 million from $28.1 million for the three months ended September 30, 2018, an increase of $2.1 million or 7.6%. For the three months ended September 30, 2019, volume increased 3.6% and price/mix increased 4.0%. The increase in net sales is primarily related to increased wrap sales.

For the three months ended September 30, 2019, net sales in the NewGen products segment increased to $40.4 million from $33.5 million for the three months ended September 30, 2018, an increase of $6.9 million or 20.5%. The increase in net sales was primarily driven by $6.3 million of Nu-X alternative products sales in the quarter (which includes our acquisition of Solace) and an additional two months of IVG net sales in 2019, offset by declines in the existing vapor businesses in September.

Gross Profit:  For the three months ended September 30, 2019, consolidated gross profit increased to $42.8 million from $36.2 million for the three months ended September 30, 2018, an increase of $6.6 million or 18.2%.  Gross profit as a percentage of revenue increased to 44.2% for the three months ended September 30, 2019, compared to 43.4% for the three months ended September 30, 2018.

For the three months ended September 30, 2019, gross profit in the Smokeless products segment increased to $13.6 million from $11.0 million for the three months ended September 30, 2018, an increase of $2.6 million or 23.3%. Gross profit as a percentage of net sales increased to 51.9% of net sales for the three months ended September 30, 2019, from 50.7% of net sales for the three months ended September 30, 2018, primarily as a result of increased MST volume.

For the three months ended September 30, 2019, gross profit in the Smoking products segment increased to $16.6 million from $14.8 million for the three months ended September 30, 2018, an increase of $1.8 million or 12.2%. Gross profit as a percentage of net sales increased to 55.0% of net sales for the three months ended September 30, 2019, from 52.8% of net sales for the three months ended September 30, 2018, as a result of increased wrap sales and a continued decline in the low margin cigar business. For the three months ended September 30, 2019 cigar sales were $1.0 million compared to $1.3 million for the three months ended September 30, 2018.

For the three months ended September 30, 2019, gross profit in the NewGen products segment increased to $12.6 million from $10.4 million for the three months ended September 30, 2018, an increase of $2.2 million or 21.5%. Gross profit as a percentage of net sales increased to 31.2% of net sales for the three months ended September 30, 2019, from 31.0% of net sales for the three months ended September 30, 2018, primarily as a result of the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins. For the three months ended September 30, 2019, gross profit included $2.6 million of tariff expenses.

Selling, General, and Administrative Expenses:  For the three months ended September 30, 2019, selling, general, and administrative expenses increased to $29.8 million from $23.3 million for the three months ended September 30, 2018, an increase of $6.5 million or 28.1%. Selling, general and administrative expenses in the three months ended September 20, 2019, included $3.7 million of expense relating to the inclusion of an additional two months of IVG activity, $2.0 million of new product launch costs for Nu-X products and $1.0 million of stock options, restricted stock and incentives expense. The increased expenses were offset by $0.6 million less transactional costs for the three months ended September 30, 2019 as compared to three months ended September 30, 2018.

Interest Expense, net:  For the three months ended September 30, 2019, interest expense, net decreased to $3.6 million as a result of the interest on the Convertible Senior Notes, offset by the reduction of interest from the Second Lien Credit Facility and the increased cash deposits from proceeds of the Convertible Senior Notes receiving interest from $3.7 million for the three months ended September 30, 2018.

Investment Income:  For the three months ended September 30, 2019, investment income relating to investment of the MSA escrow deposits increased to $0.3 million from $0.1 million for the three months ended September 30, 2018.

Loss on extinguishment of debt:  For the three months ended September 30, 2019, there was a loss on the extinguishment of debt for $1.2 million related to paying off the 2018 Second Lien Credit Facility. For the three months ended September 30, 2018, there was no gain or loss on extinguishment of debt.

Net Periodic Income: Net periodic income was less than $0.1 million for the three months ended September 30, 2019 and September 30, 2018.

Income Tax Expense:  Our income tax expense of $2.2 million was 26.3% of income before income taxes for the three months ended September 30, 2019. Our effective income tax rate of 15.3% for the three months ended September 30, 2018 included a discrete tax deduction of $3.3 million relating to stock option exercises.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended September 30, 2019 and 2018, was $6.3 million and $8.0 million, respectively.

Comparison of the Nine months Ended September 30, 2019, to the Nine months Ended September 30, 2018

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2019	2018	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$74,907	$66,900	12.0%
Smoking products	81,104	84,403	-3.9%
NewGen products	125,756	87,089	44.4%
Total net sales	281,767	238,392	18.2%
Cost of sales	157,304	134,577	16.9%
Gross profit
Smokeless products	39,723	34,546	15.0%
Smoking products	43,841	43,158	1.6%
NewGen products	40,899	26,111	56.6%
Total gross profit	124,463	103,815	19.9%

Selling, general, and administrative expenses	79,455	66,314	19.8%
Operating income	45,008	37,501	20.0%
Interest expense, net	11,233	10,811	3.9%
Investment income	(527)	(328)	60.7%
Loss on extinguishment of debt	1,308	2,384	-45.1%
Net periodic benefit (income), excluding service cost	(34)	176	-119.3%
Income before income taxes	33,028	24,458	35.0%
Income tax expense	6,989	4,153	68.3%
Consolidated net income	26,039	20,305	28.2%

Net Sales:  For the nine months ended September 30, 2019, consolidated net sales increased to $281.8 million from $238.4 million for the nine months ended September 30, 2018, an increase of $43.4 million or 18.2%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes an additional eight months of IVG results in 2019, and sales from the newly launched Nu-X alternative products.

For the nine months ended September 30, 2019, net sales in the Smokeless products segment increased to $74.9 million from $66.9 million for the nine months ended September 30, 2018, an increase of $8.0 million or 12.0% primarily due to the continuing volume growth of Stoker’s® MST.

For the nine months ended September 30, 2019, net sales in the Smoking products segment decreased to $81.1 million from $84.4 million for the nine months ended September 30, 2018, a decrease of $3.3 million or 3.9%. The net sales decline is primarily attributable to the delay of Canadian paper orders in the first half of the year as a result of new packaging regulations in Canada and declining sales in the low-margins cigar business.

For the nine months ended September 30, 2019, net sales in the NewGen products segment increased to $125.8 million from $87.1 million for the nine months ended September 30, 2018, an increase of $38.7 million or 44.4%. The increase in net sales was primarily driven by $11.4 million of Nu-X alternative products sales year to date (including the Solace acquisition) and an additional eight months of IVG net sales in 2019.

Gross Profit:  For the nine months ended September 30, 2019, consolidated gross profit increased to $124.5 million from $103.8 million for the nine months ended September 30, 2018, an increase of $20.6 million or 19.9%, primarily due to increased net sales.  Gross profit as a percentage of revenue increased to 44.2% for the nine months ended September 30, 2019, from 43.5% for the nine months ended September 30, 2018, primarily due to higher margins in the Smokeless segment from increased MST volume and higher margins in the NewGen segment resulting from the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins.

For the nine months ended September 30, 2019, gross profit in the Smokeless products segment increased to $39.7 million from $34.5 million for the nine months ended September 30, 2018, an increase of $5.2 million or 15.0%. Gross profit as a percentage of net sales increased to 53.0% of net sales for the nine months ended September 30, 2019, from 51.6% of net sales for the nine months ended September 30, 2018. The increase in gross profit as a percentage of revenue is primarily due to efficiencies realized in the growing Stoker’s® MST line.

For the nine months ended September 30, 2019, gross profit in the Smoking products segment increased to $43.8 million from $43.2 million for the nine months ended September 30, 2018, an increase of $0.7 million or 1.6%.  Gross profit as a percentage of net sales increased to 54.1% of net sales for the nine months ended September 30, 2019, from 51.1% of net sales for the nine months ended September 30, 2018, as a result of a continued decline in the low margin cigar business.

For the nine months ended September 30, 2019, gross profit in the NewGen products segment increased to $40.9 million from $26.1 million for the nine months ended September 30, 2018, an increase of $14.8 million or 56.6%. Gross profit as a percentage of net sales increased to 32.5% of net sales for the nine months ended September 30, 2019, from 30.0% of net sales for the nine months ended September 30, 2018, primarily as a result of the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins. For the nine months ended September 30, 2019, gross profit included $6.6 million of tariff expenses.

Selling, General, and Administrative Expenses:  For the nine months ended September 30, 2019, selling, general, and administrative expenses increased to $79.5 million from $66.3 million for the nine months ended September 30, 2018, an increase of $13.1 million or 19.8%, The increase was related to $13.9 million of an additional eight months of IVG expenses, $2.2 million additional compensation expense related to stock options, restricted stock and incentives expense, and $3.7 million additional new product launch costs for Nu-X products. The increased expenses are partially offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement (VMR Agreement) during the second quarter 2019, as well as $1.0 million less of transactional costs.  Refer to Note 17, “Legal Settlement”, of Notes to Consolidated Financial Statements for additional information on the settlement.

Interest Expense, net:  For the nine months ended September 30, 2019, interest expense increased to $11.2 million from $10.9 million for the nine months ended September 30, 2018, as a result of interest related to the Convertible Senior Notes as of September 30, 2019 offset by the reduction of interest from the Second Lien Credit Facility.

Investment Income:  Investment income relating to investment of the MSA escrow deposits increased to $0.5 million for the nine months ended September 30, 2019, compared to $0.3 million for the nine months ended September 30, 2018.

Loss on Extinguishment of Debt:  For the nine months ended September 30, 2019, loss on extinguishment of debt was $1.3 million primarily due to paying off the 2018 Second Lien Credit Facility. For the nine months ended September 30, 2018, loss on extinguishment of debt was $2.4 million as a result of refinancing our credit facility in the first quarter of 2018.

Net Periodic Benefit (Income): Net periodic income was less than $0.1 million for the nine months ended September 30, 2019, compared to net periodic benefit of $0.2 million for the nine months ended September 30, 2018.

Income Tax Expense:  Our income tax expense of $7.0 million was 21.2% of income before income taxes for the nine months ended September 30, 2019. Our effective income tax rate of 17.0% for the nine months ended September 30, 2018 included discrete tax deductions of $5.2 million from the exercise of stock options.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the nine months ended September 30, 2019 and 2018, was $26.0 million and $20.3 million, respectively.

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

(in thousands)	Three Months Ended September 30,
	2019	2018
Consolidated net income	$6,274	$7,954
Add:
Interest expense, net	3,641	3,702
Loss on extinguishment of debt	1,158	-
Income tax expense	2,236	1,436
Depreciation expense	692	479
Amortization expense	356	206
EBITDA	$14,357	$13,777
Components of Adjusted EBITDA
Other (a)	151	253
Stock options, restricted stock, and incentives expense (b)	1,314	367
Transactional expenses and strategic initiatives (c)	470	1,056
New product launch costs (d)	1,979	545
Product line rationalizations (e)	-	301
Warehouse reorganization (f)	184	-
Severance charges and organizational development (g)	81	98
FDA PMTA (h)	241	70
Adjusted EBITDA	$18,777	$16,467

(a)  Represents LIFO adjustment, non-cash pension/ postretirement expense (income) and foreign exchange hedging.
(b)  Represents non-cash stock options, restricted stock, incentives expense and Solace PRSUs.
(c)  Represents the fees incurred for transaction expenses and strategic initiatives.
(d)  Represents product launch costs of our new product lines.
(e) Represents costs associated with discontinued products related to product line rationalization.
(f)  Represents costs associated with consolidating warehouses.
(g) Represents costs associated with departmental restructuring, primarily severance.
(h) Represents costs associated with applications related to the FDA PMTA.

(in thousands)	Nine Months Ended September 30,
	2019	2018
Consolidated net income	$26,039	$20,305
Add:
Interest expense, net	11,233	10,811
Loss on extinguishment of debt	1,308	2,384
Income tax expense	6,989	4,153
Depreciation expense	1,855	1,596
Amortization expense	1,079	557
EBITDA	$48,503	$39,806
Components of Adjusted EBITDA
Other (a)	(25)	468
Stock options, restricted stock, and incentives expense (b)	3,227	1,056
Transactional expenses and strategic initiatives (c)	1,567	2,596
New product launch costs (d)	3,691	1,227
Product line rationalizations (e)	-	1,309
Warehouse reorganization (f)	692	-
Severance charges and organizational development (g)	727	778
Vendor settlement (h)	(5,522)	-
FDA PMTA (i)	241	159
Adjusted EBITDA	$53,101	$47,399

(a)  Represents LIFO adjustment, non-cash pension/ postretirement expense (income) and foreign exchange hedging.
(b)  Represents non-cash stock options, restricted stock, incentives expense and Solace PRSUs.
(c)  Represents the fees incurred for transaction expenses and strategic initiatives.
(d)  Represents product launch costs of our new product lines.
(e)  Represents costs associated with discontinued products related to product line rationalization.
(f)  Represents costs associated with consolidating warehouses.
(g) Represents costs associated with departmental restructuring, primarily severance.
(h) Represents net gain associated with the settlement of a vendor contract.
(i) Represents costs associated with applications related to the FDA PMTA.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our 2018 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less current liabilities, increased $111.2 million to $159.3 million at September 30, 2019, compared with $48.1 million at December 31, 2018. The increase in working capital is primarily due to cash proceeds from the issuance of the Convertible Senior Notes.

	As of
(in thousands)	September 30, 2019	December 31, 2018

Current assets	$202,561	$111,854
Current liabilities	43,257	63,766
Working capital	$159,304	$48,088

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $20.0 million compared to net cash provided by operating activities of $1.0 million for the nine months ended September 30, 2018, an increase of $19.0 million, primarily due to changes in working capital accounts and increased net income for the current period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019, net cash provided by investing activities was $16.6 million compared to net cash used in investing activities of $21.9 million for the nine months ended September 30, 2018, an increase of $38.6 million, primarily due to the change in MSA escrow deposits from investments to cash holdings as well as lower cash paid for acquisitions in the nine months ending September 30, 2019.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $70.9 million compared to net cash provided by financing activities of $16.7 million for the nine months ended September 30, 2018, an increase of $54.2 million, primarily due to the proceeds from the issuance of Convertible Senior Notes offset by payments on the 2018 Revolving Credit Facility, the 2018 Second Lien Credit Facility and payment for the call options.

Dividends

On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.045 per common share was paid on October 11, 2019, to shareholders of record at the close of business on September 20, 2019.

Long-Term Debt

As of September 30, 2019, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

	September 30, 2019	December 31, 2018

2018 Revolving Credit Facility	$-	$26,000
2018 First Lien Term Loan	148,000	154,000
2018 Second Lien Term Loan	-	40,000
Convertible Senior Notes	172,500	-
Note payable - IVG	4,240	4,000
Total notes payable and long-term debt	324,740	224,000
Less debt discount and deferred finance charges	(11,021)	(3,285)
Less revolving credit facility	-	(26,000)
Less current maturities	(14,240)	(8,000)
	$299,479	$186,715

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”).  In connection with the Senior Notes offering, we entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lending other lending parties thereto. The Amendment was entered into primarily to permit us to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under our Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019.  All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 5.04% at September 30, 2019. At September 30, 2019, we had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $2.7 million, resulting in $47.3 million of availability under the 2018 Revolving Credit Facility at September 30, 2019.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in $0.2 million loss on extinguishment of debt.  We used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter 2019. The principal paid in the third quarter 2019 amounted to $35.5 million, and the transaction resulted in a $1.2 million loss on extinguishment of debt.

Convertible Senior Notes

In July 2019 we closed an offering of $172.5 million in aggregate principal amount of our 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2019.

The excess of the principal amount of the liability over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method.

We incurred debt issue costs and allocated the total amount to the liability and equity components of the Convertible Senior Notes based on their relative values. The debt issue costs attributable to the liability component are amortized to interest expense over the term of the Convertible Senior Notes using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.86 per and a cap price of $82.86 per, and are exercisable when and if the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

Note Payable – IVG

In September 2018, we issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note is $4.2 million as of September 30, 2019.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2019 we did not execute any forward contracts. During 2018 the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At September 30, 2019, and December 31, 2018, we had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2018 Annual Report on Form 10-K, during the three months ended September 30, 2019. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2018 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

Our March 2018 refinancing resulted in all of our long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, we entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. At September 30, 2019, $70 million of our outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $0.8 million per year. Refer to Note 4, “Derivative Instruments”, of Notes to Consolidated Financial Statements for additional information regarding the interest rate swaps.

In July 2019, we issued Convertible Senior Notes with an aggregate principal amount of $172.5 million. We carry the Convertible Senior Notes at face value less amortized discount on the balance sheet. Since the Convertible Senior Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Senior Notes changes when the market price of our stock fluctuates, or interest rates change.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2019. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

We have several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products.  As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales.  We expect that our subsidiaries will be subject to some such cases and information requests. In the acquisition of the vapor businesses, we negotiated financial “hold-backs”, which we expect to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits.  To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that it unfairly marketed vapor products.

On October 8, 2019, the City of New York filed a complaint against twenty-three companies, including IVG and VaporFi, making various allegations including selling to consumers over the age of 18 but under 21. In response, those subsidiaries have ceased all sales into New York City, which was an immaterial market for those businesses. The complaint has not been served on our subsidiaries. If the complaint is served, we believe that there are strong defenses and expect that the subsidiaries will vigorously defend the claims. Nonetheless, there can be no assurance that we will prevail, and an adverse result could have a material adverse effect on our business and results of operations.

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

4.1
Indenture, dated as of July 30, 2019, between Turning Point Brands, Inc. and GLAS Trust Company LLC, as trustee (including the Form of Note as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

10.1	Form of Capped Call Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

10.2	First Amendment to First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the period ended June 30, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Lavan.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 4, 2019, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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
Date: November 4, 2019