Form 10-K
period 2019-12-31
Turning Point Brands, Inc.
filed 2020-03-12
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $410 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.

At February 28, 2020, there were 19,723,080 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 28, 2020, expected to be filed with the Securities and Exchange Commission on or about March 19, 2020, are incorporated by reference into Part III hereof.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified using words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by TPB in this annual report on Form 10-K speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	our products are subject to developing and unpredictable regulation, for example, current court action moving forward certain substantial Pre Market Tobacco Application obligations;
•	some of our products contain nicotine, which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing our NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;

•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
•	our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our common stock;
•	our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of our common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights;
•	future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us;
•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock; and
•	our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm our stock price.

PART I

Item 1.	Business

Turning Point Brands, Inc., Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading, independent provider of Other Tobacco Products (“OTP”) in the U.S. We estimate the OTP industry generated approximately $11.5 billion of manufacturer revenue in 2019. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. We were the 6th largest competitor in terms of total OTP consumer units sold during 2019. We sell a wide range of products across the OTP spectrum; however, we do not sell cigarettes. Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast®, Solace®, and VaporFi®. We currently ship to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell our products. We operate in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products.

We have identified additional growth opportunities in the emerging alternatives market. In January 2019, we established our subsidiary, Nu-X Ventures (“Nu-X”), a new company and wholly owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows us to leverage our expertise in traditional OTP management to alternative products. The TPB management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, we acquired the assets of Solace Technology (“Solace”). Solace is an innovative product development company which established one of the top e-liquid brands and has since grown into a leader in alternative products. Solace’s legacy and innovation will enhance Nu-X’s strong and nimble development engine. In July 2019, we acquired a 30% stake in ReCreation Marketing (“ReCreation”). ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking and alternative products categories. The investment will leverage ReCreation’s significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. We plan to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable us to continue to identify unmet customer needs and provide quality products that we believe will result in genuine customer satisfaction and foster the growth of revenue.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2019, our products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 210,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores.

Smokeless Segment

Our Smokeless segment includes both loose leaf chewing tobacco and moist snuff tobacco (“MST”). Our Smokeless focus brand is Stoker’s in both chewing tobacco and MST. Stoker’s® chewing tobacco has grown considerable share over the last several years and is presently the #1 discount brand and the second largest brand in the industry, with approximately a 20% market share. Our status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango®, and the five Wind River Brands we acquired in 2016. Collectively, the company is the #2 marketer of chewing tobacco with approximately 29% market share. Our chewing tobacco operations are facilitated through our long-standing relationship with Swedish Match, the manufacturer of our loose-leaf chewing tobaccos.1

In MST, Stoker’s remains among the fastest growing brands and holds an 8.1% share in the stores with distribution and a 4.5% share of the total U.S. MST market. Stoker’s pioneered the large 12 oz. tub packaging format and is manufactured using a proprietary process that we think results in a superior product. In late 2015, we extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Our proprietary manufacturing process is conducted at our Dresden, Tennessee, plant and packaged in both our Dresden, Tennessee, and Louisville, Kentucky facilities.1

[1]	Brand rankings and market share percentages obtained from MSAi as of December 31, 2019.

Smoking Segment

Our Smoking segment principally includes cigarette papers and Make-Your-Own (“MYO”) cigar wraps. The iconic strength of the Zig-Zag® brand drives our leadership position in both the cigarette papers and MYO cigar wrap markets. In cigarette papers, Zig-Zag® is the #1 premium cigarette paper in the U.S. with approximately 35% total market share. Management estimates also indicate that Zig-Zag® is the #1 brand in the promising Canadian market. Cigarette paper operations are aided by our sourcing relationships with Bolloré.1

In MYO cigar wraps, the Zig-Zag® brand commands about three-quarters of the market and continues to innovate in novel ways, including our recent introduction of Zig-Zag® ‘Rillo sized wraps which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars. MYO cigar wraps operations are facilitated by our long-standing commercial relationship with the patent holder, Durfort.1

NewGen Segment

Our NewGen segment includes our Nu-X subsidiary dedicated to the development, production and sale of alternative products as well as our various acquisitions in the vape space. Nu-X is dedicated to the development, production and sale of alternative products, which was enhanced by the acquisition of Solace in July 2019. VaporBeast is a leading distributor of vapor products servicing the non-traditional retail channel. International Vapor Group and its subsidiaries (collectively, “IVG”), operate a strong B2C eCommerce business with direct sales to consumers nationwide and abroad through the Direct-Vapor and VaporFi brands. Refer to Note 3 of our Notes to Consolidated Financial Statements for further details regarding these acquisitions. In late summer 2019, the vapor market experienced a significant disruption due to consumer illnesses and, thereafter, the FDA flavor regulation announcement. As a result, on November 1, 2019, we announced our intention to evaluate strategic alternatives as they relate to the vapor business and implemented a restructuring effort to right-size the business including a company-wide workforce reduction of ten percent and the consolidation of warehouses, elimination of unprofitable platforms and store closures. Coinciding with our restructuring announcement, we communicated our intention to pivot from the third-party vaping business and to focus sales and marketing resources on our proprietary brands.

Competitive Strengths

We believe our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Our Stoker’s® and Zig-Zag® brands are each well established and date back 80 and 120 years, respectively. The NewGen segment has been built primarily through the acquisitions of Solace, VaporBeast, and IVG, leading sellers of e-liquids, devices, and accessories.

•	Stoker’s® is the #2 loose leaf chewing tobacco brand and among the fastest growing MST brands in the industry. We manufacture Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what we believe is a superior product.
•	Zig-Zag® is the #1 premium cigarette paper brand in the U.S., with significant distribution in Canada. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi.

We believe the Stoker’s® brand is seen as an innovator in both the loose-leaf chewing tobacco and moist snuff markets. Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. The Solace acquisition provides us with a proven line of e-liquid and a strong new product development platform from which we intend to launch additional novel products, including a variety of actives. VaporBeast is a powerful distribution engine that allows us to further penetrate non-traditional retail outlets. IVG provides us direct access to the highly attractive, high margin B2C segment via the flagship VaporFi® brand.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands. We methodically target markets which we believe have significant growth potential. We have been successful in entering new product categories by extending existing products and brands in addition to introducing new products:

•	We leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a product whose size was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established us as the market leader with over 50% of the Tub market. In third quarter 2015, we introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.
•	In 2009, we extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. We are now the market share leader for MYO cigar wraps with approximately a 75% share. We believe our success was driven by the Zig-Zag® tobacco branding, which we feel is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products.
•	In 2019 we launched the Nu-X brand focused on product development in the alternative market including cannabidiol isolate (“CBD”).
•	VaporBeast quickly established itself as a leading marketer and distributor of liquid vapor products to the non-traditional retail universe. With its national footprint, VaporBeast is leveraging its regional consumer preference insights to further accelerate sales advances.
•	The IVG acquisition, and specifically the VaporFi B2C marketing engine, offers us the opportunity to leverage the marketing competencies and processes to sell novel proprietary products across multiple channels and platforms.
•	The Solace acquisition in 2019 provided us with a leading line of liquids and a powerful new product development platform.

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

Extensive Distribution Network and Data Driven Sales Organization

We have taken important steps to enhance our selling and distribution network and consumer marketing capabilities while keeping our capital expense requirements relatively low. We service our traditional tobacco and vapor customer bases with an experienced sales and marketing organization of approximately 178 professionals who possess in-depth knowledge of the OTP market. We extensively use data supported by leading technology to enable our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level. We subscribe to a sales tracking system provided by MSAi that measures all OTP product shipments by all market participants, on a weekly basis, from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand share and volume trends across multiple categories at the individual store level, allowing us to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within our Stoker’s product categories, we have seen a positive correlation between the frequency of store calls by our salesforce and our retail market share. As the initial sales effort is critical to the success of a product launch, we believe our experienced salesforce, expansive distribution network, and leading market analytics put us in a strong position to swiftly execute new product launches in response to evolving consumer and market preferences.

Long-standing, Strong Relationships with an Established Set of Producers

As part of our asset-light operating model we built long-standing and extensive relationships with leading, high-quality producers. In 2019, our three most important suppliers were:

•	Swedish Match, which manufactures our loose-leaf chewing tobacco;
•	Bolloré, which provides us with exclusive access to the Zig-Zag® cigarette paper and accessories brand for the U.S. and Canada; and
•	Durfort, from which we source our MYO cigar wraps.

By outsourcing the production of products that represent more than 80% of our net sales to a select group of suppliers with whom we have strong relationships, we are able to maintain low overhead costs and minimal capital expenditures, which together drive our margins.

Experienced Management Team

With an average of approximately 26 years of consumer products experience, including an average of 24 years in the tobacco industry, our senior management team has enabled us to grow and diversify our business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies, including Altria Group, Inc. (formerly Philip Morris); Liggett & Myers Tobacco Company (now Liggett Group, a subsidiary of Vector Group ltd); Swedish Match; and American Brands, Inc. Given the professional experience of the senior management team we, are able to analyze risks and opportunities from a variety of perspectives. Our senior leadership has embraced a collaborative culture in which the combined experience, analytical rigor, and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands.

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

Grow Share of Existing Product Lines, Domestically and Internationally

We intend to remain a consumer centric organization with an innovative view and understanding of the OTP market. We believe there are meaningful opportunities for growth within the OTP market and in the emerging alternatives market which includes CBD. We expect to continue to identify unmet consumer needs and provide quality products that we believe will result in genuine consumer satisfaction and foster the growth of revenue. We maintain a robust product pipeline and plan to strategically introduce new products in attractive, growing OTP segments, both domestically and internationally. For example, in addition to our successful launch of Stoker’s® smaller 1.2 oz. MST cans, we believe there are opportunities for new products in the MST pouch and MYO cigar wrap markets. CBD products in the NewGen products segment are currently in our pipeline. We believe we have successfully built strong, powerful brands possessing significant potential.

In 2019, less than 5% of our revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we are pursuing an international growth strategy to broaden sales and strengthen margins. We believe international sales represent a meaningful growth opportunity. Our goals include expanding our presence in the worldwide OTP industry on a targeted basis. For example, we are selling our Stoker’s® MST products in South America and expanding Zig-Zag’s retail penetration and product assortment in Canada.

Expand into Adjacent Categories through Innovation and New Partnerships

We continually evaluate opportunities to expand into adjacent product categories by leveraging our current portfolio or through new partnerships. In 2009, we leveraged the Zig-Zag® tobacco brand and introduced Zig-Zag® MYO cigar wraps with favorable results. We now command the #1 market share position for that segment. We are currently expanding our MYO cigar wraps business through the expansion of hemp cigar wraps which are similar to traditional cigar wraps, but are made of fine quality hemp, lack any tobacco or nicotine and, therefore, are not subject to federal excise tax. Additionally, we leveraged the big value equity in Stoker’s to launch a highly differentiated and proprietary MST product that remains among the fastest growing brands in the category. We have identified a number of new adjacencies and we intend to leverage our existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Continue to Grow a Strong NewGen Platform

The OTP category is continually evolving as consumers actively seek out new products and product forms. Given this market demand, we have developed a NewGen product platform which we believe will serve new and evolving consumer demands across multiple product categories.

Moving forward, we have identified additional opportunities in both CBD and other actives which we intend to take to market under Nu-X. Through our partnership with Canadian American Standard Hemp Inc. (“CASH”) and the keen insights we have attained in the alternative channel space over the last several years, we intend to fully leverage the total TPB infrastructure to place novel Nu-X products at retail and online via our B2C expertise.

We believe the categories within our NewGen segment are poised to be the key industry growth drivers in the future, and we are well-positioned to capitalize on this growth. We intend to continue to pursue growth of our NewGen product platform by offering unique and innovative products to address evolving consumer demands.

Strategically Pursue Acquisitions

We believe there are meaningful acquisition opportunities in the fragmented OTP space. We regularly evaluate acquisition opportunities across the OTP landscape. In evaluating acquisition opportunities, our focus is on identifying acquisitions that strengthen our current distribution platform and product offerings or enable category expansion in areas with high growth potential.

Substantially all of our 2019 U.S. gross profit was derived from sales of products currently regulated by the U.S. Food and Drug Administration (“FDA”) Center for Tobacco Products. We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller OTP manufacturers currently lack this infrastructure, which we believe is necessary to comply with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. For example, our acquisition of the North American Zig-Zag® cigarette papers distribution rights in 1997 has made us the #1 premium cigarette paper brand in the U.S., as measured by MSAi. Perhaps more importantly, we own the Zig-Zag® tobacco trademark in the U.S. and have leveraged this asset effectively with approximately 52% of our total 2019 Zig-Zag branded net sales under our own Zig-Zag® marks rather than those we license from Bolloré. In 2003, we acquired the Stoker’s® brand. We have since built the brand to a strong #2 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion where it remains among the fastest growing MST brands in the industry. More recently, we have completed a series of acquisitions since our IPO in 2016 including (i) smokeless tobacco brands from Wind River, (ii) VaporBeast, (iii) IVG, and (iv) Solace. Our strategic minority interest in CASH gives us access to a pipeline of novel CBD products that we believe will be a dynamic force in the industry. Additionally, our investment in ReCreation Marketing in Canada is expected to accelerate Zig-Zag’s growth through alternative channel penetration.

Maintain Lean, Low-Cost Operating Model

We have a lean, asset-light manufacturing and sourcing model which requires low capital expenditures and utilizes outsourced supplier relationships. We believe our asset-light model provides marketplace flexibility and allows us to achieve favorable margins. Our market analytics allow us to efficiently and effectively address evolving consumer and market demands. Our supplier relationships allow us to increase the breadth of our product offerings and quickly enter new OTP markets as management is able to focus on brand building and innovation. We intend to continue to optimize our asset-light operating model as we grow in order to maintain a low cost of operations and healthy margins. In 2019, over 80% of our net sales were derived from outsourced production operations. Our capital expenditures have ranged between $1.6 million and $4.8 million per year over the previous 5 years. We do not intend to outsource our MST production as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

Raw Materials, Product Supply, and Inventory Management

We source our products through a series of longstanding, highly valued relationships which allow us to conduct our business on an asset-light, distribution-focused basis.

The components of inventories were as follows (in thousands):

	December 31, 2019	December 31, 2018
Raw materials and work in process	$7,050	$2,722
Leaf tobacco	32,763	34,977
Finished goods - Smokeless products	5,680	6,321
Finished goods - Smoking products	13,138	14,666
Finished goods - NewGen products	17,111	37,194
Other	989	738
Gross Inventory	76,731	96,618
LIFO reserve	(5,752)	(5,381)
Net Inventory	$70,979	$91,237

Smokeless Products

Our loose-leaf chewing and moist snuff tobaccos are produced from air-cured and fire-cured leaf tobacco, respectively. We utilize recognized suppliers that generally maintain 12- to 24-month supplies of our various types of tobacco at their facilities. We do not believe we are dependent on any single country or supplier source for tobacco. We generally maintain up to a two-month supply of finished, loose leaf chewing tobacco and moist snuff. This supply is maintained at our Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution.

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

All of our loose-leaf chewing tobacco production is fulfilled through our agreement with Swedish Match. See the “Distribution and Supply Agreements” section for our discussion of the Swedish Match Manufacturing Agreement. All of our moist snuff products are manufactured at our facility in Dresden, Tennessee. Packaging occurs at the Dresden, Tennessee, location in addition to the facility in Louisville, Kentucky.

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

NewGen Products

We have sourcing relationships that are capable of providing liquid vapor products for other companies’ brands and for producing our own branded product lines in the category. Our acquisitions of VaporBeast, IVG and Solace have (i) accelerated our entry into the non-traditional retail channel, where we believe a significant portion of CBD and liquid vapor products are sold; (ii) provided enhanced distribution of products; and (iii) established best-in-class distribution and B2C platforms combining eCommerce selling skills with a national, retail salesforce. We believe the VaporBeast B2B competency coupled with the IVG B2C selling strengths and our national retail salesforce is a genuine competitive advantage and one that we intend to leverage on behalf of Nu-X CBD and other actives products. Furthermore, we have established a sourcing group in Asia to ensure timely and cost-effective access to marketplace winners and new product launches, while also maximizing margin through thoughtful logistics strategies.

Distribution and Supply Agreements

Bolloré Distribution and License Agreements

We are party to two long-term distribution and license agreements with Bolloré with respect to sales of cigarette papers, cigarette tubes, and cigarette injector machines—one with respect to distribution in the U.S. and one with respect to distribution in Canada (collectively, the “Distribution Agreements”). Under the Distribution Agreements, Bolloré granted us the exclusive right to purchase products bearing the Zig-Zag® brand name from Bolloré for resale in the U.S. and Canada. We have the sole right to determine pricing and other terms upon which we may resell any products purchased from Bolloré, including the right to determine the ultimate distributors of such products within these countries. Furthermore, on March 19, 2013, we entered into an additional License and Distribution Agreement with Bolloré (the “Bolloré License Agreement”), which permits us the exclusive use of the Zig-Zag® brand name in the U.S. for e-cigarettes and any related accessories, including vaporizers and e-liquids. The Bolloré License Agreement terminates upon termination of the Distribution Agreements. We also entered into a License and Distribution Agreement with Bolloré permitting us the exclusive use of the Zig-Zag brand in the U.S. and Canada for paper cone products. This agreement also terminates upon termination of the Distribution Agreements.

Each of the Distribution Agreements were entered into on November 30, 1992, by a predecessor in interest for an initial twenty-year term. The Distribution Agreements automatically renewed in November 2012 for a second twenty-year term and will automatically renew for successive twenty-year terms unless terminated in accordance with the provisions of such agreement. The Distribution Agreements provide that, in order to assure each of the parties receives commercially reasonable profits in light of inflationary trends and currency fluctuation factors, 120 days prior to December 31, 2004, and each fifth-year anniversary from such date thereafter, the parties are required to enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration. Pursuant to the Distribution Agreements, if at any time the price received by Bolloré fails to cover its costs, Bolloré may give us notice of this deficiency, and the parties must promptly negotiate in good faith to adjust prices. If the parties cannot agree on new prices, we may purchase products from an alternative supplier reasonably acceptable to Bolloré until the next price adjustment period (subject to certain price-matching rights available to Bolloré and other terms and conditions). Further, Bolloré sources its needs for our orders from an affiliate of one of our competitors. For further details, see “Risk Factors—We depend on a small number of key third-party suppliers and producers for our products”.

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

Swedish Match Manufacturing Agreement

On September 4, 2008, we entered into a manufacturing and distribution agreement with Swedish Match whereby Swedish Match became the exclusive manufacturer of our loose-leaf chewing tobacco. Under the agreement, production of our loose-leaf chewing tobacco products was completely transitioned to Swedish Match’s plant located in Owensboro, Kentucky, on September 18, 2009. We source all of the tobacco Swedish Match uses to manufacture our products along with certain proprietary flavorings and retain all marketing, design, formula, and trademark rights over our loose-leaf products. We also have the right to approve all product modifications and are solely responsible for decisions related to package design and branding of the loose-leaf tobacco produced for us. Responsibilities related to process control, manufacturing activities, and inventory management with respect to our loose-leaf products are allocated between us and Swedish Match as specified in the agreement. We also have rights to monitor production and quality control processes on an ongoing basis.

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

Production and Quality Control

We primarily outsource our manufacturing and production processes and focus on packaging, marketing, and distribution. We currently manufacture less than 20% of our products as measured by net sales. Our in-house manufacturing operations are principally limited to (i) the manufacturing of our moist snuff products, which occurs at our facility in Dresden, Tennessee; (ii) the packaging of our moist snuff products at our facilities in Dresden, Tennessee, and Louisville, Kentucky; and (iii) the manufacturing of e-liquids at our Louisville, Kentucky, facility. Our MST products are processed in-house, rather than outsourced, as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

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

As of December 31, 2019, we had a nationwide sales and marketing organization of approximately 178 professionals. Our sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2019, our tobacco-related sales and marketing efforts enabled our products to reach an estimated 210,000 retail doors in North America and over 800 direct wholesale customers with an additional 100 secondary, indirect wholesalers in the U.S.

Our tobacco sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. Our NewGen sales efforts are focused on alternative channels and winning new stores, increasing store share of requirements and growing the B2C engine to capture a greater share of online sales direct to the consumer. We have expanded, and intend to continue to expand, the sales of our products into previously underdeveloped geographic markets and retail channels. In 2019, we derived more than 95% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

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

We employ marketing activities to grow awareness, trial, and sales including selective trade advertising to expand wholesale availability, point-of-sale advertising and merchandising and permanent and temporary displays to improve consumer visibility, and social media. We comply with all regulations relating to the marketing of tobacco products, such as directing marketing efforts to adult consumers, and are committed to full legal compliance in the sales and marketing of our products. To date, we have neither relied upon, nor conducted, any substantial advertising in the consumer media for our tobacco products.

In the years ended December 31, 2019, 2018, and 2017, we did not have any customer that accounted for 10% or more of our net sales. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses. Sales to customers within our NewGen segment are generally prepaid.

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

Smokeless Products

Our three principal competitors in the loose-leaf chewing tobacco market are Swedish Match, the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), and Swisher International Group, Inc. We believe moist snuff products are used interchangeably with loose leaf products by many consumers. In the moist snuff category, we face the same competitors with the addition of U.S. Smokeless Tobacco Company (a division of Altria Group, Inc.).

Smoking Products

Our principle competitors for premium cigarette paper sales are Republic Tobacco, L.P. and HBI International. Our two major competitors for MYO cigar wraps are New Image Global, Inc., and Blunt Wrap USA. We believe MYO cigar wrap products are used interchangeably with both rolling papers and finished cigar products by many consumers.

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

Patents, Trademarks, and Trade Secrets

We have numerous registered trademarks relating to our products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River®, VaporBeast®, Vapor Shark®, DirectVapor®, VaporFi®, SouthBeachSmoke®, and Nu-X Ventures®. The registered trademarks, which are significant to our business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formula trade secrets relating to our tobacco products, which are key assets of our businesses, are maintained under strict secrecy.

The Zig-Zag® trade dress trademark for premium cigarette papers and related products are owned by Bolloré and have been exclusively licensed to us in the U.S. and Canada. The Zig-Zag® trademark for e-cigarettes is also owned by Bolloré and has been exclusively licensed to us in the U.S. We own the Zig-Zag® trademark with respect to its use in connection with products made with tobacco including, without limitation, cigarettes, cigars, and MYO cigar wraps in the U.S.

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on our high-tech data systems. We spent approximately $2.5 million, $2.5 million, and $2.3 million dollars on research and development and quality control efforts for the years ended December 31, 2019, 2018, and 2017, respectively.

Employees

As of February 28, 2020, we employed 466 full-time and part-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

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

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, as measured by MSAi, have been generating modest consumer unit volume gains. For instance, while loose-leaf chewing tobacco products have declined for over a decade, the MST segment pouch products and snus have been growing in the low single digits over the same period. Additionally, cigarillo cigars and MYO cigar wraps have each demonstrated MSAi volume gains in recent years. Our tobacco products comprised approximately 58% of our total 2019 net sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation, product characteristic restrictions, and taxation and changes in consumer spending habits.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2019, our three most important suppliers and producers were: (i) Swedish Match, which produces all of our loose leaf chewing tobacco in the U.S., (ii) Bolloré, which provides us with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada, and (iii) Durfort, from which we source our MYO cigar wraps.

All of our loose-leaf tobacco products are manufactured for us by Swedish Match pursuant to a ten-year renewable agreement, which we entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, we retain the rights to all marketing, distribution and trademarks over the loose-leaf brands that we own or license. The agreement renewed for an additional ten-year term in 2018. We share responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to our loose-leaf products. We rely on the performance by Swedish Match of its obligations under the agreement for the production of our loose-leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or our relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose leaf tobacco products could have a material adverse effect on our business, results of operations, and financial condition.

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

We source our MYO cigar wraps through the patent holder, Durfort, pursuant to an agreement entered into in October 2008. The agreement extends until expiration of the patents or cancellation of the agreement by either party. We rely on Durfort to produce and package our MYO cigar wraps to our specifications. Any significant disruption in our relationship with Durfort, a deterioration in Durfort’s financial condition, an industry-wide change in business practices relating to MYO cigar wraps, Durfort’s ability to comply with regulatory requirements, or our ability to source the MYO cigar wraps from them could have a material adverse effect on our business, results of operations, and financial condition.

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

Our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters.

We have critical suppliers of raw materials and finished products in other countries where events may prevent them from performing their obligations to us, through no fault of any party. Examples of such events could include the effect of potential epidemics, such as coronavirus; political upheavals including violent changes in government, widespread labor unrest, or breakdowns in civil order; and natural disasters, such as hurricanes, earthquakes or floods. If such events were to occur and disrupt our supply arrangements, there can be no assurance that we could quickly replace the supply and there could be a material adverse impact on our business, results of operations, and financial condition.

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

We have three licensing agreements with Bolloré, the first of which governs licensing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, the second of which governs licensing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids, and the third of which governs the licensing, sourcing and use of the Zig-Zag trademark on paper cones. In 2019, we generated approximately $108 million in net sales of Zig-Zag® products, of which approximately $52 million was generated from products sold through our license agreement with Bolloré. In the event the licensing agreements with Bolloré are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing, marketing, or otherwise promoting of cigarette papers of a competitor without Bolloré’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis, on terms satisfactory to us, or at all. As a result of these restrictions, if our agreements with Bolloré are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

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

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The tobacco industry in general, and the OTP industry, in particular, are subject to changing consumer trends, demands, and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and our continued success depends in part on our ability to continue to differentiate the brand names that we own or license and maintain similarly high levels of recognition with target consumers. Trends within the OTP industry change often. Our failure to anticipate, identify, or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that may affect consumer perception of our products include health trends and attention to health concerns associated with tobacco, price-sensitivity in the presence of competitors’ products or substitute products, and trends in favor of new NewGen products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from chewing tobacco to moist snuff due to its increased affordability. Along with our biggest competitors in the chewing tobacco market, which also produce moist snuff, we have been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market shares in these categories before we have a chance to respond.

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

The tobacco industry has been under public scrutiny for over 50 years. Industry critics include special interest groups, the U.S. Surgeon General, and many legislators and regulators at the local, state and federal levels. A wide variety of federal, state, and local laws limit the advertising, sale, and use of tobacco, and these laws have proliferated in recent years. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements, and media campaigns and restrictions on where smokers can smoke. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for us to maintain the value of any brand.

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

Substantially all of our 2019 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

Although the FDA is prohibited from issuing regulations banning all cigarettes, all smokeless tobacco products, all little cigars, all cigars other than little cigars, all pipe tobacco, or all roll-your-own tobacco, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that its regulations in accordance with the Tobacco Control Act could result in a decrease in sales of these products in the U.S. We believe that such regulation could adversely affect our ability to compete against our larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Our ability to gain efficient market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules and regulations. Some of our currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for us to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which we cannot guarantee we will be able to obtain. In addition, failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of us. To the extent we are unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on our business, results of operations and financial condition.

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

The deeming regulations require us to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and our other products, which could have a material adverse impact on our ability and the cost to manufacture our products.

Marketing authorizations will be necessary in order for us to continue our distribution of NewGen and cigar and pipe tobacco products. As a result of recent litigation and subsequent FDA Guidance, newly-deemed products will require marketing applications no later than May 12, 2020, with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods. We intend to timely file for the appropriate authorizations to allow us to sell our products in the U.S. We have no assurances that the outcome of such processes will result in our products receiving marketing authorizations from the FDA. We also have certain previously regulated tobacco products which FDA removed from review but remain subject to “provisional” substantial equivalence filings made on March 22, 2011; however, FDA has the discretion to reinitiate review of these products. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

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

Furthermore, neither the Prevent All Cigarette Trafficking (“PACT”) Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products; however, there is pending federal legislation that seeks to include certain NewGen products under the requirements of the PACT Act. There may, in the future, also be increased regulation of additives in tobacco products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Presently the federal government and many states do not tax the sale of NewGen products like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of December 31, 2019, nearly half of the states and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. These tax structures may benefit one type of NewGen product over another, which may result in consumers switching between NewGen products, other traditional tobacco products, or depress overall consumption in general. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty-free allowances for travelers; and
•	encouraging litigation against tobacco companies.

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

As part of our strategy, we have begun strategic international expansions, such as introducing our moist snuff tobacco products in South America. This and other future expansions may subject us to additional or increasing international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

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

Our distribution efforts rely in part on our ability to leverage relationships with large retailers and national chains to sell and promote our products, which is dependent upon the strength of the brand names that we own or license and our salesforce effectiveness. In order to maintain these relationships, we must continue to supply products that will bring steady business to these retailers and national chains. We may not be able to sustain these relationships or establish other relationships with such entities, which could have a material adverse effect on our ability to execute our branding strategies, our ability to access the end-user markets with our products or our ability to maintain our relationships with the producers of our products. For example, if we are unable to meet benchmarking provisions in contracts or if we are unable to maintain and leverage our retail relationships on a scale sufficient to make us an attractive distributor, it would have a material adverse effect on our ability to source products, and on our business, results of operations and financial condition.In addition, there are factors beyond our control that may prevent us from leveraging existing relationships, such as industry consolidation. If we are unable to develop and sustain relationships with large retailers and national chains, or are unable to leverage those relationships due to factors such as a decline in the role of brick-and-mortar retailers in the North American economy, our capacity to maintain and grow brand and product recognition and increase sales volume will be significantly undermined. In such an event, we may ultimately be forced to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

We have a substantial amount of indebtedness that could affect our financial condition.

As of February 28, 2020, we had $146.0 million outstanding under our credit facility with the ability to borrow an additional $46.3 million under our revolving credit facility. In addition, we had $172.5 million outstanding under our Convertible Senior Notes. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

Our 2018 Credit Facility requires, us to maintain certain financial ratios. As of December 31, 2019, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. However, a failure by us to comply with the covenants or financial ratios in our debt instruments could result in an event of default under the applicable facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our 2018 Credit Facility, the lenders under our debt instruments could elect to declare all amounts outstanding under such instruments to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under our 2018 Credit Facility were to be accelerated, which would cause an event of default and a cross-acceleration of our obligations under our other debt instruments, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our business, results of operations, and financial condition.

We face intense competition and may fail to compete effectively.

We are subject to significant competition across our segments and compete against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets. The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Our principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and British American Tobacco p.l.c. (formerly Reynolds) as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than us and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the December 2018 investment in Juul Labs by Altria, the July 2017 acquisition of Reynolds American, Inc., by British American Tobacco p.l.c., and the June 2015 acquisition of Lorillard, Inc., by Reynolds American, Inc. Industry consolidation could result in a more competitive environment if our competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than ours. Any inability to compete due to our smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on our business, results of operations and financial condition.

The competitive environment and our competitive position are also significantly influenced by economic conditions, the state of consumer confidence, competitors’ introduction of low-priced products or innovative products, higher taxes, higher absolute prices and larger gaps between price categories and product regulation that diminishes the consumer’s ability to differentiate tobacco products. Due to the impact of these factors, as well as higher state and local excise taxes and the market share of deep discount brands, the tobacco industry has become increasingly price competitive. As we seek to adapt to the price competitive environment, our competitors that are better capitalized may be able to sustain price discounts for long periods of time by spreading the loss across their expansive portfolios, with which we are not positioned to compete.

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

In addition to current and potential future claims related to our smoking and smokeless products, we are subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to our other NewGen products. We are still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over NewGen products or the regulation of our products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which we or our subsidiaries are a party, see “Item 3. Legal Proceedings”.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with NewGen products we ship, which could have a material adverse effect on our business, results of operations and financial condition.

The scientific community has not yet studied extensively the long-term health effects of certain substances contained in some of our products.

Electronic cigarettes, vaporizers and many of our NewGen products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations and financial condition.

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

Pursuant to the NPM escrow account statutes, in order to be compliant with the NPM escrow requirements, we are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year with each year’s deposit being released from escrow after 25 years. We discontinued our MYO tobacco line in the third quarter of 2017. During 2019 no monies were deposited into this qualifying escrow account. As of December 31, 2019, we had made deposits of approximately $32.1 million. Thus, pending a change in MSA legislation, we have no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry. Factors such as increasing tax regimes, regulatory restrictions, and compliance requirements are encouraging more consumers to switch to illegal, cheaper tobacco products and providing greater rewards for smugglers. Illicit trade can have an adverse effect on our overall sales volume, restrict the ability to increase selling prices, damage brand equity and may lead to commoditization of our products.

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

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy are dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

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

We may fail to manage our growth.

We have expanded over our history and intend to grow in the future. We acquired the Stoker’s® brand in 2003 and have continued to develop it through the introduction of new products, such as moist snuff. Our acquisition of the VaporBeast® brand in 2016 accelerated our entry into non-traditional retail channels while the 2018 acquisition of IVG added a top B2C platform which enhances our marketing and selling of proprietary and third-party vapor products to adult consumers. More recently, the acquisition of Solace provided us with a leading line of liquids and a powerful new product development platform. We have also focused on growing our relationships with our key suppliers through expansion into new product lines such as MYO cigar wraps, which are sourced from Durfort. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while maintaining the quality of our products and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

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

In response to competitor actions and pricing pressures, we have engaged in significant use of promotional and sales incentives. We regularly review the results of our promotional spending activities and adjust our promotional spending programs in an effort to maintain our competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. Additionally, promotional activity significantly increases net sales in the month in which it is initiated, and net sales are adversely impacted in the month after a promotion. Accordingly, based upon the timing of our marketing and promotional initiatives, we have and may continue to experience significant variability in our results, which could affect our ability to formulate strategies that allow us to maintain our market presence across volatile periods. If our fluctuations obscure our ability to track important trends in our key markets, it may have a material adverse effect on our business, results of operations and financial condition.

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

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as of OTP, may decline during recessionary periods or at other times when disposable income is lower, and taxes may be higher.

In addition, states such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to our online sales of NewGen products into those states and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of South Dakota v. Wayfair, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek or have begun to impose sales tax on our online sales. The requirement to collect, track and remit taxes may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends upon the continued contributions of our senior management. Our ability to implement our strategy of attracting and retaining the best talent may be impaired by the decreasing social acceptance of tobacco usage. The tobacco industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance. As a result, we may be unable to attract and retain the best talent, which could have a material adverse effect on our business, results of operations and financial condition.

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

Standard Diversified Inc. (“SDI”), which is controlled by funds managed by Standard General L.P. (together with the funds it manages, “Standard General”), is a significant stockholder. SDI owns approximately 50.0% of our stock and Standard General directly owns approximately 3.4% of our common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, our significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

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

As of December 31, 2019, we operated manufacturing, distribution, retail, office, and warehouse space in the U.S. with a total floor area of approximately 398,000 square feet, all of which is leased with the exception of our Dresden, Tennessee, manufacturing facility which we purchased in 2016. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our two manufacturing and distribution facilities are located in Louisville, Kentucky and Dresden, Tennessee. We believe our facilities are generally adequate for our current and anticipated future use.

The following table describes our principal properties as of December 31, 2019:

Location	Principal Use	Segments that use the Property(ies)	Square Feet	Owned or Leased
Darien, CT	Administrative office	All segments	1,950	Leased

Louisville, KY	Corporate offices, manufacturing, R&D, warehousing, and distribution	All segments	248,800	Leased

Carlsbad, CA	Administrative office	NewGen	10,491	Leased

Dresden, TN	Manufacturing and administration	Smokeless	76,600	Owned

Miami, FL	Administrative offices	NewGen	22,522	Leased

Simi Valley, CA	Administrative office	NewGen	10,340	Leased

Various cities in southern Florida	Nine retail stores	NewGen	13,184	Leased

Various cities in Oklahoma City	Seven retail stores	NewGen	14,235	Leased
Item 3.	Legal Proceedings

We are a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which we are a party, refer to Note 2 in our Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies: Risk and Uncertainties”. Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding.

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to our other NewGen products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, we were merely the distributor. Nonetheless, there can be no assurance that we will prevail in these cases, and they could have a material adverse effect on our business and results of operations. Because of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation.

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

We have several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. We expect that our subsidiaries will be subject to some such cases and information requests. In the acquisition of the vapor businesses, we negotiated financial “hold-backs”, which we expect to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

On October 8, 2019, the City of New York filed a complaint against twenty-three companies, including IVG and VaporFi, making various allegations including selling to consumers over the age of 18 but under 21. In response, those subsidiaries have ceased all sales into New York City, which was an immaterial market for those businesses. This proceeding was settled for monetary terms which were not material and certain structural remedies that the subsidiaries deemed acceptable.

See “Risk Factors—We are subject to significant product liability litigation” for additional details.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Listed below are the executive officers of the Company. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Lawrence S. Wexler, age 67, has served as our President and CEO since June 2009 and as President and Chief Operating Officer of NATC, our primary operating subsidiary since June 2006. Prior to June 2006, Mr. Wexler had been the Chief Operating Officer of NATC since June 2005, and prior to that, the President and Chief Operating Officer of one of our other subsidiaries since December 2003. Mr. Wexler was a consultant to a number of emerging marketing, communication, and financial companies, advising them on financial, marketing and strategic matters, at times in an operating role, from 1998 to 2003. From 1977 to 1998, he was employed by Philip Morris, USA in various positions in the Sales, Marketing, and Finance Departments. As Group Director, Discount Brands, his group introduced the Basic and Alpine brands. He served as Senior Vice President of Marketing from 1992 to 1993 and Senior Vice President Finance, Planning, and Information Services from 1993 until his departure in 1998. Mr. Wexler holds a Bachelor of Science in administrative science from Yale and a Master of Business Administration from Stanford.

Graham Purdy, age 48, was appointed as Chief Operating Officer in November 2019 after serving as President of our New Ventures Division since December 2017. Mr. Purdy joined us in 2004 and has held various leadership positions since that time. Prior to joining us, Mr. Purdy spent 7 years at Philip Morris, USA where he served in senior sales and sales management positions. Mr. Purdy holds a Bachelor of Arts from California State University, Chico.

Robert Lavan, age 37, joined us as Chief Financial Officer in March 2018 and served as a consultant for us since January 2018. Prior to joining the company, Mr. Lavan was the Chief Financial Officer of General Wireless Operations from January 2017 to January 2018, where he was responsible for revamping the company’s financial reporting systems and building a robust distribution platform that linked multiple eCommerce sites and Amazon.

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

James W. Dobbins, age 60, has been our Senior Vice President, General Counsel, and Secretary since June 1999 and has served in various roles in our legal department since joining us in June 1999. Prior to joining us, Mr. Dobbins was in private practice in North Carolina and held various positions in the legal department of Liggett Group, Inc., a major cigarette manufacturer, including, at the time he left that company, Vice President, General Counsel, and Secretary. Mr. Dobbins has also practiced as an outside litigation attorney with Webster & Sheffield, a New York law firm, representing a variety of clients including Liggett Group, Inc. Prior to joining Webster & Sheffield, he served as a law clerk to the Honorable J. Daniel Mahoney, U.S. Circuit Judge for the Second Circuit Court of Appeals. Mr. Dobbins holds a Bachelor of Arts in mathematics and political science from Drew University and a J.D. from Fordham University School of Law.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock (par value $0.01 per share) is listed is the New York Stock Exchange under the symbol “TPB.” At February 28, 2020, there were 65 holders of record of Turning Point Brands, Inc.’s common stock.

Dividends. On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.05 per common share, an increase of approximately 11%, will be paid on April 10, 2020, to shareholders of record at the close of business on March 20, 2020.

Performance graph. The graph below compares the cumulative total shareholder return of Turning Point Brands, Inc.’s common stock since our initial public offering on May 11, 2016, with the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes an initial investment of $100 on May 11, 2016, and that all dividends were reinvested. The cumulative returns shown represent the value that these investments would have had on December 31, 2019.

Cumulative Total Shareholder Return Since May 11, 2016
Assumes Initial Investment of $100
(As of December 31, 2019)
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
6/1/2016
12/1/2016
6/1/2017
12/1/2017
6/1/2018
12/1/2018
6/1/2019
12/1/2019
Turning Point Brands, Inc.
S&P Small Cap 600 Consumer Staples Index
Russell 3000 Index

Issuer purchases of equity securities. No shares of common stock were purchased during 2019.

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

(dollars in thousands)	Year Ended December 31,
	2019		2018		2017		2016		2015
Consolidated Statement of Operations Data:
Net sales	$361,989		$332,683		$285,777		$206,228		$197,256
Cost of sales	225,243		190,124		160,807		105,683		100,775
Gross profit	136,746		142,559		124,970		100,545		96,481
Selling, general and administrative expenses	109,887		94,075		75,290		56,626		51,758
Operating income	26,859		48,484		49,680		43,919		44,723
Interest expense, net	17,342		14,819		16,889		26,621		34,284
Investment income	(2,648)		(424)		(438)		(768)		—
Loss on extinguishment of debt	1,308		2,384		6,116		2,824		—
Net periodic benefit (income) cost, excluding service cost	(4,961)		131		180		334		212
Income before income taxes	15,818		31,574		26,933		14,908		10,227
Income tax expense (benefit)	2,044		6,285		7,280		(12,005)		1,078
Consolidated net income	13,774		25,289		19,653		26,913		9,149
Net loss attributable to non-controlling interest	—		—		(556)		—		$—
Net income attributable to Turning Point Brands, Inc.	$13,774		$25,289		$20,209		$26,913		$9,149

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.70		$1.31		$1.06		$1.63		$1.27
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.69		$1.28		$1.04		$1.49		$1.10
Weighted average common shares outstanding:
Basic	19,627,093		19,355,607		18,989,177		16,470,352		7,198,081
Diluted	20,037,540		19,827,562		19,513,008		18,015,545		8,354,387

Other Financial Information:
Net cash provided by operating activities	$37,795		$13,090		$29,690		$9,128		$24,430
Net cash provided by (used in) investing activities	15,901		(24,669)		(1,116)		(55,888)		(2,030)
Net cash provided by (used in) financing activities	67,966		9,930		(28,016)		15,734		(26,032)
Capital expenditures	(4,815)		(2,267)		(2,021)		(3,207)		(1,602)
Depreciation and amortization	4,089		3,111		2,328		1,285		1,059
EBITDA(1)	38,557		51,888		52,822		45,638		45,570
Adjusted EBITDA(1)	67,337		64,610		60,024		52,449		50,604
Leverage Ratio(2)	2.8	x	3.4	x	3.3	x	4.1	x	5.7	x

Balance Sheet Data:
Cash	$95,250		$3,306		$2,607		$2,865		$4,835
Working capital	133,364		48,088		41,263		37,289		42,815
Total assets	446,584		339,377		282,277		285,020		242,463
Notes payable and long-term debt	284,191		220,715		202,040		218,225		292,440
Total liabilities	339,999		256,754		228,953		250,962		324,075
Total stockholders’ equity (deficit)	106,585		82,623		53,324		34,058		(81,612)
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
(iv)	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements.
(2)	Leverage Ratio - We calculate our Leverage Ratio by dividing Notes payable and long-term debt, less Cash, by Adjusted EBITDA.
(in thousands)	Years ended December 31,
	2019	2018	2017	2016	2015
Net income attributable to Turning Point Brands, Inc.	$13,774	$25,289	$20,209	$26,913	$9,149
Add:
Interest expense, net	17,342	14,819	16,889	26,621	34,284
Loss on extinguishment of debt	1,308	2,384	6,116	2,824	—
Income tax expense	2,044	6,285	7,280	(12,005)	1,078
Depreciation expense	2,638	2,105	1,626	1,227	1,059
Amortization expense	1,451	1,006	702	58	—
EBITDA	$38,557	$51,888	$52,822	$45,638	$45,570
Components of Adjusted EBITDA
Other(a)	360	366	1,317	1,451	250
Stock options, restricted stock, and incentives expense(b)	4,626	1,410	668	180	234
Transactional expenses and strategic initiatives(c)	1,764	4,482	2,133	1,587	2,259
New product launch costs(d)	6,185	1,835	2,414	2,678	1,915
FDA PMTA(e)	2,153	—	—	—	—
Corporate and vapor restructuring(f)	19,214	4,629	563	—	376
Vendor settlement(g)	(5,522)	—	—	—	—
Bonus(h)	—	—	107	915	—
Adjusted EBITDA	$67,337	$64,610	$60,024	$52,449	$50,604
(a)	Represents LIFO adjustment, non-cash pension expense (income) and foreign exchange hedging.
(b)	Represents non-cash stock options, restricted stock, incentives expense and Solace PRSUs.
(c)	Represents the fees incurred for transaction expenses and strategic initiatives.
(d)	Represents product launch costs for our new product lines.
(e)	Represents costs associated with applications related to FDA PMTA.
(f)	Represents costs associated with corporate and vapor restructuring including severance and inventory reserves.
(g)	Represents net gain associated with the settlement of a vendor contract.
(h)	Represents bonuses associated with the December 2017 Tax Cuts and Jobs Act and non-recurring compensation expenses incurred coinciding with the May 2016 IPO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organizational Structure

We, Turning Point Brands, Inc., are a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada) Inc. (“TPBC”). NATC includes subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”). TPLLC includes subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures, LLC (“Nu-X”).

Overview

We are a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. We sell a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, and liquid vapor products; but, we do not sell cigarettes. We estimate the OTP industry generated approximately $11.5 billion in manufacturer revenue in 2019. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 24 years of experience in the tobacco industry, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Products

We operate in three segments: Smokeless products, Smoking products and NewGen products. In our Smokeless products segment, we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we principally (i) market and distribute cigarette papers, tubes, and related products; and (ii) market and distribute finished cigars and MYO cigar wraps. In our NewGen products segment, we (i) market and distribute CBD, liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi B2C online platforms. Refer to the ‘Recent Developments’ section below for details regarding the Solace acquisition and ReCreation investment.

Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Stoker’s®	Chewing Tobacco	Smokeless Products	20.0%	#1 discount, #2 overall
Stoker’s®	Moist Snuff	Smokeless Products	4.5%	#4 discount, #6 overall
Zig-Zag®	Cigarette Papers	Smoking Products	35.0%	#1 premium
Zig-Zag®	MYO Cigar Wraps	Smoking Products	75.0%	#1 overall
(1)	Market share and category rank data for all products are derived from MSAi data as of 12/31/19.

Operations

As of December 31, 2019, our products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 210,000 points of distribution. We subscribe to a sales tracking system from MSAi that records all OTP product shipments (ours as well as those of our competitors) from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Our sales and marketing group of approximately 178 professionals utilizes the MSAi system to efficiently target markets and sales channels with the highest sales potential.

Our core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our acquisition of VaporBeast in 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets. Our acquisition of IVG in 2018 enhanced our business-to-consumer revenue stream with the addition of the Vapor-Fi online platform. The acquisition of Solace provided us with a line of leading liquids and a powerful new product development platform. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. More than 80% of our production, as measured by net sales, is outsourced to suppliers. The remaining production consists primarily of our moist snuff tobacco operations located in Dresden, Tennessee, and Louisville, Kentucky and the proprietary e-liquids operations located in Louisville, Kentucky. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense and other expenses.

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

Recent Developments

Vaping Business Review

The Board of Directors is reviewing strategic alternatives for our third-party vaping distribution business. We are committed to capitalizing on our core competencies in branding, distribution, product development, and regulatory affairs to create market-leading adult actives products. This includes investing in the FDA premarket tobacco product application (“PMTA”) process for our proprietary brands. However, the expected future returns from third-party vaping distribution may not justify the required investment of human and financial resources going forward. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future. See “Item 1. Business” for further details.

British American Tobacco (“BAT”) Partnership

In December 2019, we announced we had executed a binding letter of intent with BAT’s Canadian subsidiary, its Canadian partner and distributor of Zig-Zag rolling papers (“BAT Canada”). The newly executed agreement provides the foundation for accelerated success in the dynamic Canadian marketplace with stronger TPB Zig-Zag rolling paper margins and the ability to complement the traditional Direct-Store-Delivery network of BAT Canada with supplemental distribution in the alternative channels space, including dispensaries, through our recently established partnership with ReCreation Marketing. Our first Zig-Zag paper purchase order from ReCreation Marketing was received in February 2020.

Share Repurchase Authorization

On February 25, 2020, the TPB board of directors approved a $50 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including marketing dynamics. The program will be subject to the ongoing discretion of the board.

Standard Diversified Inc. (“SDI”) Reorganization

On November 18, 2019, our parent company, SDI, announced plans to pursue a corporate reorganization with us. SDI has indicated that the reorganization is expected to consist of a statutory merger implemented via Delaware law pursuant to which SDI would be merged with a wholly-owned subsidiary of us with us as the survivor of the merger. Pursuant to the merger, which would be designed to constitute a tax-free “downstream reorganization” for U.S. federal income tax purposes, holders of SDI common stock would receive, in turn, for their SDI common stock, shares of our common stock. We have formed a committee to engage in discussions with SDI, but no decisions have been made. There can be no assurance that any definitive agreement will be executed or that any transaction will be approved or consummated.

Solace Technologies Acquisition

In July 2019, we purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash and $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of TPB to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 performance based restricted stock with a fair value of $4.62 million were issued to former owners who became employees. Refer to Note 17 of our Notes to Consolidated Financial Statements for further information. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. We intend to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X Ventures development engine.

ReCreation Marketing Investment

In July 2019 we obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”). For $1.0 million paid at closing through our newly created subsidiary, Turning Point Brands (Canada) Inc. We may invest an additional $2.0 million, if certain performance metrics are achieved, with options to acquire up to a 50% ownership position. We received board seats aligned with our ownership position.

ReCreation Marketing is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. ReCreation’s management has significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly constructed cannabis dispensaries.

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

Revenue Recognition

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. We recognize revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and sales incentives, upon delivery of goods to the customer—at which time our performance obligation is satisfied—at an amount that we expect to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. We exclude from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or vaping products billed to customers).

We record an allowance for sales returns, based principally on historical volume and return rates, which is included in accrued liabilities on the consolidated balance sheets. We record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction in revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of the period) based principally on historical volume and utilization rates. Expected payments for sales incentives are included in accrued liabilities on the consolidated balance sheets.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Our management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of our contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 21 of our Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 21 as well.

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

Based on our annual goodwill impairment testing, the estimated fair values of each of our reporting units were in excess of the respective carrying values at December 31, 2019. We had no such impairment of goodwill or other intangible assets during the year ended December 31, 2019. However, there could be an impairment of the goodwill of the NewGen reporting unit if future revenues do not achieve our expected future cash flows or if macroeconomic conditions result in future increases in the weighted average cost of capital used to estimate fair value. Refer to Note 10 of Notes to Consolidated Financial Statements for further details regarding our goodwill and other intangible assets as of December 31, 2019.

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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issue’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, we separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. This evaluation can be complex and requires management to make assumptions to determine the fair value.

Retirement Plans

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

Income Taxes

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

Stock-Based Compensation

We measure stock compensation costs related to our stock options on the fair value-based method under the provisions of ASC 718, Compensation – Stock Compensation, which requires compensation cost for stock options to be recognized based on the fair value of stock options granted. We determined the fair value of these awards using the Black-Scholes option pricing model.

We grant performance-based restricted stock units (“PRSU”) subject to both performance-based and service-based vesting conditions. The fair value of each PRSU is our stock price on the date of grant. For purposes of recognizing compensation expense as services are rendered in accordance with ASC 718, we assume all employees involved in the PRSU grant will provide service through the end of the performance period. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the PRSU grant.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. We recorded an allowance for doubtful accounts of $0.3 million and less than $0.1 million at December 31, 2019 and 2018, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the LIFO method for approximately 49.4% of the inventories as of December 31, 2019. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $21.5 million and $2.5 million at December 31, 2019 and 2018, respectively.

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

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of operations for the years ended December 31 (in thousands):

	For the year ended December 31,
	2019	2018	% Change	2017	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$99,894	$90,031	11.0%	$84,560	6.5%
Smoking products	108,733	111,507	-2.5%	109,956	1.4%
NewGen products	153,362	131,145	16.9%	91,261	43.7%
Total net sales	361,989	332,683	8.8%	285,777	16.4%
Cost of sales	225,243	190,124	18.5%	160,807	18.2%
Gross profit
Smokeless products	52,277	46,490	12.4%	42,703	8.9%
Smoking products	59,386	57,043	4.1%	57,146	-0.2%
NewGen products	25,083	39,026	-35.7%	25,121	55.4%
Total gross profit	136,746	142,559	-4.1%	124,970	14.1%
Selling, general, and administrative expenses	109,887	94,075	16.8%	75,290	25.0%
Operating income	26,859	48,484	-44.6%	49,680	-2.4%
Interest expense, net	17,342	14,819	17.0%	16,889	-12.3%
Investment income	(2,648)	(424)	524.5%	(438)	-3.2%
Loss on extinguishment of debt	1,308	2,384	-45.1%	6,116	-61.0%
Net periodic benefit (income) cost, excluding service cost	(4,961)	131	-3887.0%	180	-27.2%
Income before income taxes	15,818	31,574	-49.9%	26,933	17.2%
Income tax expense	2,044	6,285	-67.5%	7,280	-13.7%
Consolidated net income	13,774	25,289	-45.5%	19,653	28.7%
Net loss attributable to non-controlling interest	—	—	NM	(556)	-100.0%
Net income attributable to Turning Point Brands, Inc.	$13,774	$25,289	-45.5%	$20,209	25.1%

Comparison of Year Ended December 31, 2019, to Year Ended December 31, 2018

Net Sales. For the year ended December 31, 2019, overall net sales increased to $362.0 million from $332.7 million for the year ended December 31, 2018, an increase of $29.3 million or 8.8%. The increase in net sales was primarily driven by Stoker’s MST, Zig-Zag cigar wraps, and Nu-X including the acquisition of Solace in 2019.

For the year ended December 31, 2019, net sales in the Smokeless products segment increased to $99.9 million from $90.0 million for the year ended December 31, 2018, an increase of $9.9 million or 11.0%. For the year ended December 31, 2019, Smokeless products volume increased 7.3% and price/mix increased 3.7%. The increase in net sales was primarily driven by the continuing growth of Stoker’s® MST partially offset by declines in chewing tobacco attributable to increased competition, our promotional timing, and a continuing segment shift to lower price products. MST represented 54% of Smokeless revenue in 2019, up from 47% a year earlier.

For the year ended December 31, 2019, net sales in the Smoking products segment decreased to $108.7 million from $111.5 million for the year ended December 31, 2018, a decrease of $2.8 million or 2.5%. For the year ended December 31, 2019, Smoking products volumes decreased 4.9%, while price/mix increased 2.4%. The decrease in net sales is primarily due to the delay of Canadian paper orders in the first half of the year as a result of the new packaging regulations in Canada as well as our strategic decision to de-emphasize the low margin cigar and MYO / pipe products businesses. Cigar and MYO / pipe product sales declined by $2.4 million to $7.2 million in the year ended December 31, 2019.

For the year ended December 31, 2019, net sales in the NewGen products segment increased to $153.4 million from $131.1 million for the year ended December 31, 2018, an increase of $22.2 million or 16.9%. The increase in net sales was primarily driven by higher Nu-X alternative products sales in 2019 (includes the Solace acquisition) and an additional eight months of IVG net sales in 2019. Net sales were negatively impacted by the vape disruption in the fourth quarter of 2019.

Gross Profit. For the year ended December 31, 2019, overall gross profit decreased to $136.7 million from $142.6 million for the year ended December 31, 2018, a decrease of $5.8 million or 4.1%, primarily as a result of certain restructuring activities in the fourth quarter 2019. Consolidated gross profit for the year ended December 31, 2019, included $0.4 million of unfavorable LIFO adjustments, $1.2 million of introductory launch costs, and $23.0 million of restructuring costs, primarily inventory reserves, compared to $0.1 million, $1.0 million, and $2.9 million, respectively, in the year ended December 31, 2018. Gross profit as a percentage of net sales weakened to 37.8% for the year ended December 31, 2019, from 42.9% for the year ended December 31, 2018, primarily due to the aforementioned restructuring expenses, including the inventory reserves and write-off associated with our pivot from third-party vaping products.

For the year ended December 31, 2019, gross profit in the Smokeless products segment increased to $52.3 million from $46.5 million for the year ended December 31, 2018, an increase of $5.8 million or 12.4%. Smokeless gross profit for the year ended December 31, 2019, included $0.3 million of unfavorable LIFO adjustments and $0.0 million of introductory launch costs compared to $0.1 million and $0.2 million, respectively, for the year ended December 31, 2018. Gross profit as a percentage of net sales increased to 52.3% of net sales for the year ended December 31, 2019, from 51.6% of net sales for the year ended December 31, 2018 driven by Stoker MST gains.

For the year ended December 31, 2019, gross profit in the Smoking products segment increased to $59.4 million from $57.0 million for the year ended December 31, 2018, an increase of $2.3 million or 4.1%. Smoking gross profit for the year ended December 31, 2018 included $0.6 million of introductory launch costs and $1.3 million of line rationalization expenses. Gross profit as a percentage of net sales increased to 54.6% of net sales for the year ended December 31, 2019, from 51.2% of net sales for the year ended December 31, 2018. The increase in gross profit as a percentage of net sales is primarily due to declining sales of lower margin, low priority products.

For the year ended December 31, 2019, gross profit in the NewGen products segment decreased to $25.1 million from $39.0 million for the year ended December 31, 2018, a decrease of $13.9 million or 35.7%. NewGen gross profit for the year ended December 31, 2019, included $1.2 million of introductory launch costs and $23.2 million of restructuring expenses compared to $0.3 million and $1.5 million, respectively, for the year ended December 31, 2018. Additionally, gross profit includes $9.3 million of tariff expenses in 2019 compared to $1.1 million in 2018. Gross profit as a percentage of net sales decreased to 16.4% of net sales for the year ended December 31, 2019, from 29.8% of net sales for the year ended December 31, 2018, primarily due to the aforementioned restructuring expenses associated with our pivot from third-party vaping products.

Selling, General and Administrative Expenses. For the year ended December 31, 2019, selling, general and administrative expenses increased to $109.9 million from $94.1 million for the year ended December 31, 2018, an increase of $15.8 million or 16.8%. Selling, general, and administrative expenses for the year ended December 31, 2019, include $1.7 million of expenses relating to the inclusion of our 2019 investment in Solace, $1.8 million of transaction costs (primarily relating to Solace and ReCreation as well as earnout expense for IVG), $5.0 million of introductory launch costs, $3.2 million of restructuring expenses, and $2.2 million in PMTA expenses. Selling, general, and administrative expenses for the year ended December 31, 2018, include $4.5 million of transaction and strategic initiative costs (primarily relating to IVG and Vapor Supply transaction costs), $0.9 million of company-wide introductory launch costs, and $1.8 million of restructuring costs.

Interest Expense, net. For the year ended December 31, 2019, interest expense, on a net basis, increased to $17.3 million from $14.8 million for the year ended December 31, 2018, primarily as a result of the amortization of the discount on the Convertible Senior Notes in 2019 of $2.9 million.

Investment Income. For the year ended December 31, 2019, investment income increased to $2.6 million from $0.4 million for the year ended December 31, 2018, primarily due to the $2.0 million gain on the CASH investment as a result of marking the investment to fair value.

Loss on Extinguishment of Debt. For the year ended December 31, 2019, loss on extinguishment of debt was $1.3 million as the result of paying off the 2018 Second Lien Credit Facility. For the year ended December 31, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing our credit facility in the first quarter of 2018.

Net periodic benefit (income) cost, excluding service cost. For the year ended December 31, 2019, net periodic income was $5.0 million primarily due to the gain on the termination of the postretirement plan. For the year ended December 31, 2018, net periodic benefit cost was $0.1 million.

Income Tax Expense. The Company’s income tax expense of $2.0 million, or 12.9% of income before income taxes, for the year ended December 31, 2019, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.6 million from the exercise of stock options during the year. The Company’s income tax expense of $6.3 million, or 19.9% of income before income taxes, for the year ended December 31, 2018, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $5.4 million from the exercise of stock options during the year.

Consolidated Net Income. Due to the factors described above, net income for the year ended December 31, 2019 and 2018, was $13.7 million and $25.3 million, respectively.

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

Gross Profit. For the year ended December 31, 2018, overall gross profit increased to $142.6 million from $125.0 million for the year ended December 31, 2017, an increase of $17.6 million or 14.1%, primarily due to growth in the NewGen segment. Consolidated gross profit for the year ended December 31, 2018, included $0.1 million of unfavorable LIFO adjustments, $1.0 million of introductory launch costs and $2.9 million of product line rationalizations compared to $1.1 million, $0.7 million and $0.5 million, respectively, in the year ended December 31, 2017. Gross profit as a percentage of net sales weakened to 42.9% for the year ended December 31, 2018, from 43.7% for the year ended December 31, 2017, primarily due to the majority of the sales growth coming from the NewGen segment, which has lower margins.

For the year ended December 31, 2018, gross profit in the Smokeless products segment increased to $46.5 million from $42.7 million for the year ended December 31, 2017, an increase of $3.8 million or 8.9%. Smokeless gross profit for the year ended December 31, 2018, included $0.1 million of unfavorable LIFO adjustments, $0.2 million of introductory launch costs, and $0.1 million of restructuring expenses compared to $0.7 million, $0.7 million, and less than $0.1 million, respectively, for the year ended December 31, 2017. Gross profit as a percentage of net sales increased to 51.6% of net sales for the year ended December 31, 2018, from 50.5% of net sales for the year ended December 31, 2017.

For the year ended December 31, 2018, gross profit in the Smoking products segment decreased to $57.0 million from $57.1 million for the year ended December 31, 2017, a decrease of $0.1 million or 0.2%. Smoking gross profit for the year ended December 31, 2018, included less than $0.1 million of unfavorable LIFO adjustments, $0.6 million of introductory launch costs, and $1.3 million of restructuring expenses compared to $0.4 million, $0.0, and $0.2 million, respectively, for the year ended December 31, 2017. Gross profit as a percentage of net sales decreased to 51.2% of net sales for the year ended December 31, 2018, from 52.0% of net sales for the year ended December 31, 2017. The decrease in gross profit as a percentage of net sales is primarily due to introductory launch costs and restructuring expenses on discontinued products.

For the year ended December 31, 2018, gross profit in the NewGen products segment increased to $39.0 million from $25.1 million for the year ended December 31, 2017, an increase of $13.9 million or 55.4%. NewGen gross profit for the year ended December 31, 2018, included $0.3 million of introductory launch costs and $1.5 million of restructuring expenses compared to less than $0.1 million, $0.2 million, and $0, respectively, for the year ended December 31, 2017. Additionally, the Company paid $2.8 million for newly imposed tariffs on goods from outside the United States in 2018, $1.1 million of which was included in cost of goods sold for the year ended December 31, 2018. Gross profit as a percentage of net sales increased to 29.8% of net sales for the year ended December 31, 2018, from 27.5% of net sales for the year ended December 31, 2017, primarily due to acquisition activity which has resulted in business-to-consumer sales, which generally have higher margins, becoming a larger share of the NewGen segment.

Selling, General and Administrative Expenses. For the year ended December 31, 2018, selling, general and administrative expenses increased to $94.1 million from $75.3 million for the year ended December 31, 2017, an increase of $18.8 million or 25.0%. Selling, general, and administrative expenses for the year ended December 31, 2018, include $10.5 million of expenses relating to the inclusion of our 2018 acquisitions IVG and Vapor Supply, $4.5 million of transaction costs (primarily relating to IVG and Vapor Supply) and strategic initiatives, $0.9 million of introductory launch costs, $1.8 million of restructuring costs, and a $2.0 million net reduction to selling, general and administrative expenses related to the VMR Loan. Selling, general, and administrative expenses for the year ended December 31, 2017, included $2.1 million of transaction and strategic initiative costs, $1.7 million of launch costs, and $0.1 million of restructuring expenses. Other items leading to the increase in selling, general, and administrative expenses in the year ended December 31, 2018, when compared to the year ended December 31, 2017, include higher legal and litigation expenses associated with our anti-counterfeiting initiative and variable logistics costs associated with increased sales at VaporBeast partially offset by a receivable reserve reversal and prepayment penalty, both of which are associated with the loan issued to a supplier in the second quarter of 2018 that was repaid during the third quarter of 2018.

Interest Expense, net. For the year ended December 31, 2018, interest expense, on a net basis, decreased to $14.8 million from $16.9 million for the year ended December 31, 2017, primarily as a result of lower interest rates from our March 2018 refinancing of our credit facility.

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

Net Periodic Benefit Cost, excluding service cost. For the year ended December 31, 2018, net periodic benefit cost, excluding service cost was $0.1 million. For the year ended December 31, 2017, net periodic benefit cost was $0.2 million.

Income Tax Expense. The Company’s income tax expense of $6.3 million, or 19.9% of income before income taxes, for the year ended December 31, 2018, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $5.4 million from the exercise of stock options during the year. The Company’s income tax expense of $7.3 million, or 27% of income before income taxes, for the year ended December 31, 2017, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.2 million from the exercise of stock options during the year.

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

Our working capital, which we define as current assets less current liabilities, increased $85.3 million to $133.4 million at December 31, 2019, compared with $48.1 million at December 31, 2018. The increase in working capital is primarily due to the cash proceeds from the issuance of the Convertible Senior Notes.

	As of
(in thousands)	December 31, 2019	December 31, 2018
Current assets	$189,250	$111,854
Current liabilities	55,886	63,766
Working capital	$133,364	$48,088

During the year ended December 31, 2019, we invested $4.8 million in capital expenditures. We had unrestricted cash on hand of $95.3 million and $3.3 million as of December 31, 2019 and 2018, respectively. We had restricted assets of $32.1 million and $30.6 million as of December 31, 2019 and 2018, respectively. Restricted assets consist of escrow deposits under the MSA. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Operating Activities

For the year ended December 31, 2019, net cash provided by operating activities increased to $37.8 million from $13.1 million for the year ended December 31, 2018, an increase of $24.7 million or 189%. Primarily due to inventory buys in 2018 that reduced cash flow.

For the year ended December 31, 2018, net cash provided by operating activities decreased to $13.1 million from $29.7 million for the year ended December 31, 2017, a decrease of $16.6 million or 56%, primarily due to inventory increases from pre-tariff inventory buys within our existing operations.

Cash Flows from Investing Activities

For the year ended December 31, 2019, net cash provided by investing activities was $15.9 million compared to cash used in investing activities of $24.7 million for the year ended December 31, 2018, an increase of $40.6 million or 164%, primarily due to the change in MSA escrow deposits from investments to cash holdings as well as lower cash paid for acquisitions.

For the year ended December 31, 2018, net cash used in investing activities increased to $24.7 million from $1.9 million for the year ended December 31, 2017, an increase of $23.6 million or 2110%, primarily due to the Vapor Supply and IVG acquisitions.

Cash Flows from Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities increased to $68.0 million from $9.9 million for the year ended December 31, 2018, an increase of $58.0 million or 584%, primarily due to the proceeds from the issuance of the Convertible Senior Notes offset by payments on the 2018 Revolving Credit Facility, the 2018 Second Lien Credit Facility and payment for the call options.

For the year ended December 31, 2018, net cash provided by financing activities was $9.9 million compared to net cash used in financing activities of $28.0 million for the year ended December 31, 2017, an increase of $37.9 million, primarily due to borrowings against our 2018 Revolving Credit Facility to fund our investing activities.

Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2019 and 2018, in order of preference:

	December 31, 2019	December 31, 2018
2018 Revolving Credit Facility	$—	$26,000
2018 First Lien Term Loan	146,000	154,000
2018 Second Lien Term Loan	—	40,000
Convertible Senior Notes	172,500	—
Note payable - IVG	4,240	4,000
Gross notes payable and long-term debt	322,740	224,000
Less deferred finance charges	(6,466)	(3,285)
Less debt discount	(32,083)	—
Less revolving credit facility	—	(26,000)
Less current maturities	(15,240)	(8,000)
Net notes payable and long-term debt	$268,951	$186,715

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 23 of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). In connection with the Senior Notes offering, we entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lending other lending parties thereto. The Amendment was entered into primarily to permit us to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under our Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 4.55% at December 31, 2019. At December 31, 2019, we had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.7 million, resulting in $46.3 million of availability under the 2018 Revolving Credit Facility at December 31, 2019.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2019.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, we separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $2.9 million of amortization for the year ended December 31, 2019.

In accounting for the debt issuance costs related to the issuance of the Convertible Senior Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes, $4.7 million, and the debt issuance costs attributable to the equity component, $1.2 million, are netted with the equity component of stockholders’ equity (deficit).

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.86 per and a cap price of $82.86 per, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. The IVG Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency. The carrying amount of the IVG Note is $4.2 million as of December 31, 2019.

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

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

Sales Year	Deposits as of December 31,
	2019	2018
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,074	$32,073

Off-balance Sheet Arrangements

During 2019 we did not execute any forward contracts. During 2018 we executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. During 2017, we executed no forward contracts. At December 31, 2019 and 2018, we had forward contracts for the purchase of €0.0 million and €1.5 million, respectively. The Company had swap contracts for a total notional amount of $70 million at December 31,2019 and 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $2.5 million and $0.9 million, respectively, as of December 31, 2019 and 2018, included in other long-term liabilities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$362,850	$25,907	$51,230	$285,713	$—
Operating lease obligations	16,926	2,924	4,895	2,810	6,297
Purchase obligations	23,930	23,930	—	—	—
	$403,706	$52,761	$56,125	$288,523	$6,297

The total lease expense included in the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017, was $4.3 million, $3.6 million, and $2.6 million, respectively.

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

We regularly review our foreign currency risk and hedging programs and may as part of that review determine at any time to change our hedging policy. During 2019 we did not execute any forward contracts. At December 31, 2019, we had no forward contracts. A 10% change in the euro to U.S. dollars exchange rate would change pre-tax income by approximately $1.3 million per year.

Credit Risk

At December 31, 2019 and 2018, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $126.0 million and $4.4 million, respectively. The Company has chosen to invest a portion of the MSA escrows, from time to time, in U.S. Government securities including Treasury Notes and Treasury Bonds.

We sell our products to distributors, retail establishments, and individual consumers throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2019, 2018, and 2017, we had no customers that accounted for more than 10% of our net sales. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally relating to interest rate changes applicable to loans under our 2018 Credit Facility. As of December 31, 2019, all of our debt with the exception of the IVG Note Payable and Convertible Senior Notes bears interest at variable rates. However, the Company had swap contracts for a total notional amount of $70 million at December 31, 2019. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $2.5 million as of December 31, 2019. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $0.8 million per year.

Item 8.	Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

CONTENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Turning Point Brands, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Greensboro, North Carolina
March 12, 2020

Turning Point Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2019 and 2018
(dollars in thousands except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$95,250	$3,306
Accounts receivable, net of allowances of $280 in 2019 and $42 in 2018	6,906	2,617
Inventories	70,979	91,237
Other current assets	16,115	14,694
Total current assets	189,250	111,854
Property, plant, and equipment, net	13,816	10,589
Right of use assets	12,130	—
Deferred financing costs, net	890	870
Goodwill	154,282	145,939
Other intangible assets, net	33,469	35,339
Master Settlement Agreement (MSA) escrow deposits	32,074	30,550
Other assets	10,673	4,236
Total assets	$446,584	$339,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,126	$6,841
Accrued liabilities	26,520	22,925
Current portion of long-term debt	15,240	8,000
Revolving credit facility	—	26,000
Total current liabilities	55,886	63,766
Notes payable and long-term debt	268,951	186,715
Deferred income taxes	1,572	2,291
Postretirement benefits	—	3,096
Lease liabilities	11,067	—
Other long-term liabilities	2,523	886
Total liabilities	339,999	256,754

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	—	—
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; issued and outstanding shares - 19,680,673 at December 31, 2019, and 19,553,857 at December 31, 2018	197	196
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	—	—
Additional paid-in capital	125,469	110,466
Accumulated other comprehensive loss	(3,773)	(2,536)
Accumulated deficit	(15,308)	(25,503)
Total stockholders’ equity	106,585	82,623
Total liabilities and stockholders’ equity	$446,584	$339,377

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Income
for the years ended December 31, 2019, 2018, and 2017
(dollars in thousands except share data)

	For the year ended December 31,
	2019	2018	2017
Net sales	$361,989	$332,683	$285,777
Cost of sales	225,243	190,124	160,807
Gross profit	136,746	142,559	124,970
Selling, general, and administrative expenses	109,887	94,075	75,290
Operating income	26,859	48,484	49,680
Interest expense, net	17,342	14,819	16,889
Investment income	(2,648)	(424)	(438)
Loss on extinguishment of debt	1,308	2,384	6,116
Net periodic benefit (income) cost, excluding service cost	(4,961)	131	180
Income before income taxes	15,818	31,574	26,933
Income tax expense	2,044	6,285	7,280
Consolidated net income	13,774	25,289	19,653
Net loss attributable to non-controlling interest	—	—	(556)
Net income attributable to Turning Point Brands, Inc.	$13,774	$25,289	$20,209

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.70	$1.31	$1.06
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.69	$1.28	$1.04
Weighted average common shares outstanding:
Basic	19,627,093	19,355,607	18,989,177
Diluted	20,037,540	19,827,562	19,513,008

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
for the years ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	For the year ended December 31,
	2019	2018	2017
Net income attributable to Turning Point Brands, Inc.	$13,774	$25,289	$20,209

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $136 in 2019, $435 in 2018, and $543 in 2017	(1,150)	1,361	889
Unrealized gain (loss) on investments, net of tax of $351 in 2019, $31 in 2018, and $114 in 2017	1,174	(266)	187
Unrealized loss on interest rate swaps, net of tax of $377 in 2019 and $204 in 2018	(1,261)	(682)	—
	(1,237)	413	1,076
Comprehensive income	$12,537	$25,702	$21,285

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Consolidated net income	$13,774	$25,289	$19,653
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1,308	2,384	6,116
Loss on sale of property, plant, and equipment	7	—	150
Impairment loss	301	—	—
Gain on postretirement plan termination	(4,915)	—	—
Gain on investments	(2,000)	—	—
Depreciation expense	2,638	2,105	1,626
Amortization of other intangible assets	1,451	1,005	702
Amortization of debt discount and deferred financing costs	4,365	951	1,071
Deferred income taxes	(4,219)	2,565	5,181
Stock compensation expense	3,629	1,411	720
Noncash lease expense	357	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,464)	824	(1,067)
Inventories	21,036	(20,650)	495
Other current assets	(1,196)	(5,097)	1,495
Other assets	(2,864)	75	(334)
Accounts payable	6,608	2,523	(5,702)
Accrued postretirement liabilities	(168)	(97)	(24)
Accrued liabilities and other	1,147	(198)	(392)
Net cash provided by operating activities	$37,795	$13,090	$29,690

Cash flows from investing activities:
Capital expenditures	$(4,815)	$(2,267)	$(2,021)
Restricted cash, MSA escrow deposits	29,718	(1,241)	816
Acquisitions, net of cash acquired	(7,704)	(19,161)	268
Proceeds on sale of property, plant and equipment	123	—	—
Payments for investments	(1,421)	(2,000)	(179)
Issuance of note receivable	—	(6,500)	—
Repayment of note receivable	—	6,500	—
Net cash provided by (used in) investing activities	$15,901	$(24,669)	$(1,116)

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (cont.)
for the years ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	$—	$160,000	$—
Payments of 2018 first lien term loan	(8,000)	(6,000)	—
Proceeds from 2018 second lien term loan	—	40,000	—
Payments of 2018 second lien term loan	(40,000)	—	—
Proceeds from 2018 revolving credit facility	—	26,000	—
Payments of 2018 revolving credit facility	(26,000)	—	—
Proceeds from Convertible Senior Notes	172,500	—	—
Payments for call options	(20,528)	—	—
Payment of dividends	(3,531)	(2,318)	(768)
Proceeds from 2017 first lien term loan	—	—	145,000
Payments of 2017 first lien term loan	—	(140,613)	(4,387)
Proceeds from 2017 second lien term loan	—	—	55,000
Payments of 2017 second lien term loan	—	(55,000)	—
Proceeds from (payments of) 2017 revolving credit facility, net	—	(8,000)	8,000
Payments of VaporBeast Note Payable	—	(2,000)	—
Proceeds from release of restricted funds	—	1,107	—
Payments of financing costs	(7,117)	(3,286)	(4,783)
Exercise of options	738	833	1,431
Redemption of options	(12)	(623)	(1,740)
Surrender of restricted stock	(84)	—	(1,000)
Payment to terminate acquired capital lease	—	(170)	—
Payments of first lien term loan	—	—	(147,362)
Payments of second lien term loan	—	—	(60,000)
Proceeds from (payments of) revolving credit facility	—	—	(15,083)
Payments of Vapor Shark loans	—	—	(1,867)
Prepaid equity issuance costs	—	—	(453)
Distribution to non-controlling interest	—	—	(4)
Net cash provided by (used in) financing activities	$67,966	$9,930	$(28,016)

Net increase (decrease) in cash	$121,662	$(1,649)	$558

Cash, beginning of period:
Unrestricted	3,306	2,607	2,865
Restricted	2,356	4,704	3,888
Total cash at beginning of period	5,662	7,311	6,753

Cash, end of period:
Unrestricted	95,250	3,306	2,607
Restricted	32,074	2,356	4,704
Total cash at end of period	$127,324	$5,662	$7,311

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,828	$14,238	$15,828
Cash paid during the period for income taxes, net	$11,332	$3,215	$1,811

Supplemental schedule of noncash investing activities:
Investment in General Wireless	$—	$421	$—

Supplemental schedule of noncash financing activities:
Issuance of shares for acquisition	$—	$5,292	$—
Issuance of note payable for acquisition	$—	$4,000	$—
Dividends declared not paid	$962	$915	$—

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interest	Total
Beginning balance January 1, 2017	18,402,022	$184	$104,895	$(4,049)	$(66,972)	$—	$34,058

Unrecognized pension and postretirement cost adjustment, net of tax of $543	—	$—	$—	$889	$—	$—	$889
Unrealized gain on MSA investments, net of tax of $114	—	—	—	185	—	—	185
Unrealized gain on other investments, net of tax of $1	—	—	—	2	—	—	2
Stock compensation expense	—	—	648	—	—	—	648
Restricted stock forfeitures	(4,831)	—	(63)	—	—	—	(63)
Acquisition of non-controlling interest	—	—	(560)	—	—	560	—
Distribution to non-controlling interest	—	—	—	—	—	(4)	(4)
Exercise of options	813,442	9	1,422	—	—	—	1,431
Surrender of options	—	—	(1,000)	—	—	—	(1,000)
Redemption of options	—	(1)	(1,702)	—	—	—	(1,703)
Dividends	—	—	—	—	(772)	—	(772)
Net income	—	—	—	—	20,209	(556)	19,653
Ending balance December 31, 2017	19,210,633	$192	$103,640	$(2,973)	$(47,535)	$—	$53,324
Unrecognized pension and postretirement cost adjustment, net of tax of $435	—	$—	$—	$1,361	$—	$—	$1,361
Unrealized loss on MSA investments, net of tax of $31	—	—	—	(263)	—	—	(263)
Unrealized loss on other investments, net of tax of $1	—	—	—	(3)	—	—	(3)
Unrealized loss on interest rate swaps, net of tax of $204	—	—	—	(682)	—	—	(682)
Stock compensation expense	—	—	1,336	—	—	—	1,336
Restricted stock forfeitures	(3,128)	—	(8)	—	—	—	(8)
Exercise of options	193,273	2	831	—	—	—	833
Redemption of options	—	—	(623)	—	—	—	(623)
Dividends	—	—	—	—	(3,233)	—	(3,233)
Reclassification of tax effects from accumulated other comprehensive income	—	—	—	24	(24)	—	—
IVG issuance of stock	153,079	2	5,290	—	—	—	5,292
Net income	—	—	—	—	25,289	—	25,289
Ending balance December 31, 2018	19,553,857	$196	$110,466	$(2,536)	$(25,503)	$—	$82,623
Unrecognized pension and postretirement cost adjustment, net of tax of $136	—	$—	$—	$(1,150)	$—	$—	$(1,150)
Unrealized gain on MSA investments, net of tax of $351	—	—	—	1,174	—	—	1,174
Unrealized loss on interest rate swaps, net of tax of $377	—	—	—	(1,261)	—	—	(1,261)
Stock compensation expense	—	—	3,600	—	—	—	3,600
Restricted stock forfeitures	(1,947)	—	(84)	—	—	—	(84)
Exercise of options	128,763	1	738	—	—	—	739
Redemption of options	—	—	(12)	—	—	—	(12)
Dividends	—	—	—	—	(3,579)	—	(3,579)
Purchase of call options, net of tax of $5,195	—	—	(15,332)	—	—	—	(15,332)
Issuance of Convertible Senior Notes, net of tax of $8,857	—	—	24,938	—	—	—	24,938
Fair value of earn-out	—	—	1,155	—	—	—	1,155
Net income	—	—	—	—	13,774	—	13,774
Ending balance December 31, 2019	19,680,673	$197	$125,469	$(3,773)	$(15,308)	$—	$106,585

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Organizations

Turning Point Brands, Inc. (the “Company”), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada), Inc. (“TPBC”). Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast,”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,”), TPB International, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures LLC (“Nu-X”).

Basis of Presentation

The consolidated financial statements include the Company, as well as its wholly owned subsidiaries. All intercompany transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, assumptions used in determining pension and postretirement benefit obligations, deferred income tax valuation allowances and the valuation of inventory, including reserves.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows in any of the periods presented.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly owned, and the results of Vapor Shark from April 1, 2017, through June 30, 2017. All significant intercompany transactions have been eliminated. From April 1 through June 30, 2017, Vapor Shark was a variable interest entity (“VIE”) for which the Company was considered the primary beneficiary due to an April 2017 management agreement in which the Company was granted the right to purchase 100% of the equity interest of Vapor Shark. The Company did not own Vapor Shark during the second quarter of 2017; however, Vapor Shark’s financial results are included in the Company’s consolidated results as a VIE. On June 30, 2017, the Company exercised a warrant to purchase all of the issued and outstanding equity of Vapor Shark. Beginning June 30, 2017, Vapor Shark became a wholly owned subsidiary of the Company.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. The Company recognizes revenues, which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and sales incentives, upon delivery of goods to the customer—at which time the Company’s performance obligation is satisfied—at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. The Company excludes from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars, or vaping products billed to customers).

The Company records an allowance for sales returns, based principally on historical volume and return rates, which is included in accrued liabilities on the consolidated balance sheets. The Company records sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction in revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of the period) based principally on historical volume and utilization rates. Expected payments for sales incentives are included in accrued liabilities on the consolidated balance sheets.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Company management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 21, “Segment Information”. An additional disaggregation of contract revenue by sales channel can be found within Note 21 as well.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $18.1 million, $15.1 million, and $10.4 million in 2019, 2018, and 2017, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $2.5 million, $2.5 million, and $2.3 million in 2019, 2018, and 2017, respectively.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Inventories

Cost is determined using the last-in, first-out (“LIFO”) method for approximately 49.4% of the inventories and first-in, first-out (“FIFO”) for the remaining inventories as of December 31, 2019. Inventories that are measured using the LIFO method are stated at the lower of cost or market. Inventories that are measured using the FIFO method are stated at the lower of cost or net realizable value. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

Goodwill and Other Intangible Assets

The Company follows the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. If the carrying value of a reporting unit including goodwill exceeds its fair value, which is determined using the discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit, but is limited to the total goodwill allocated to the reporting unit. If the carrying value of an indefinite-life intangible asset exceeds its fair value, which is determined using discontinued cash flows or relief-from-royalty, the intangible asset is considered impaired and is reduced to fair value. For goodwill, the determination of a reporting unit’s fair value involves, among other things, the Company’s market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate.

Based on the Company’s annual goodwill impairment testing, the estimated fair values of each of our reporting units were in excess of the respective carrying values at December 31, 2019. The Company had no such impairment of goodwill or other intangible assets during the year ended December 31, 2019. However, there could be an impairment of the goodwill of the NewGen reporting unit if future revenues do not achieve our expected future cash flows or if macroeconomic conditions result in a future increase in the weighted average cost of capital used to estimate fair value. See Note 10, “Goodwill and Other Intangible Assets”, for further details regarding the Company’s goodwill and other intangible assets as of December 31, 2019.

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

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $12.0 million, $5.6 million, and $3.4 million for the years ending December 31, 2019, 2018, and 2017, respectively.

Stock-Based Compensation

The Company measures stock-based compensation costs related to its stock options on the fair value-based method under the provisions of ASC 718, Compensation – Stock Compensation. The fair value-based method requires compensation cost for stock options to be recognized over the requisite service period based on the fair value of stock options granted. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Recently, several state governors have reacted to perceived issues around nicotine vapor products by unilaterally, without regard to the legislative process, proclaiming bans on vapor products, particularly those that are flavored. Many of these executive actions have been challenged and temporarily restrained, but no assurance can be given that such state or local flavor bans will not be enacted or ultimately upheld. Depending on the number and location of such bans, such executive actions and legislation could have a material adverse effect on the Company’s financial position, results of operations or cash flows. Food Drug and Administration (“FDA”) continues to consider various restrictive regulations around our products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include MYO cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states’ statutes that expressly give the manufacturers the option of opening, funding, and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies who are not signatories to the MSA to deposit, on an annual basis, into qualified banks, escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the company. Either option – becoming an MSA signatory or establishing an escrow account – is permissible.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Inputs to the valuation methodology of the MSA escrow deposits when funds are invested include unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date. During 2019 no monies were deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

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

The Company has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; thus, any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account:

	As of December 31, 2019	As of December 31, 2018
	Cost and Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$32,074	$2,361	$—	$—	$2,361
U.S. Governmental agency obligations (unrealized gain position < 12 months)	—	1,193	9	—	1,202
U.S. Governmental agency obligations (unrealized loss position < 12 months)	—	1,000	—	(3)	997
U.S. Governmental agency obligations (unrealized loss position > 12 months)	—	27,519	—	(1,529)	25,990
Total	$32,074	$32,073	$9	$(1,532)	$30,550

The following shows the maturities of the U.S. Governmental agency obligations:

As of
December 31, 2018
Less than one year	$1,499
One to five years	13,591
Five to ten years	11,152
Greater than ten years	3,470
Total	$29,712

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales Year	Deposits as of December 31,
	2019	2018
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,074	$32,073

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

Any future enactment of increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2019, federal excise taxes are not assessed on e-cigarettes and related products.

As of December 31, 2019, nearly half of the states and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. In addition, there are several local taxing jurisdictions with an excise tax on e-cigarettes. Several states have also implemented additional measures on e-cigarettes, such as licensing requirements.

Food and Drug Administration (“FDA”): On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

On March 27, 2018, several public health organizations filed a lawsuit (the “Maryland Lawsuit”) challenging the August 2017 Guidance. The plaintiffs asserted, among other arguments, that the modification to the deeming regulations included in the August 2017 Guidance conflicts with the TCA and exceeds FDA’s statutory authority. The plaintiffs also expressed concern that the August 2017 Guidance allows vapor products to remain marketed for a significant period of time without required premarket review.

The court found in favor of the plaintiffs in May 2019 and vacated the August 2017 Guidance. On July 12, 2019, the court issued its remedy order (the “Remedy Order”). Specifically, the court ordered that: (1) for all deemed new tobacco products, marketers must file applications within 10 months of the Remedy Order to continue marketing such products; (2) such a product may remain on the market pending FDA review of a timely filed application for a period not to exceed one year from the date of the application’s submission; (3) in its discretion, the FDA may enforce the premarket review requirements against such products for which marketers do not file applications within 10 months; and (4) the FDA will have the ability to exempt deemed new tobacco products from these application submission requirements for good cause, on a case-by-case basis. On October 24, 2019, FDA filed a Notice of Appeal from the Remedy Order and other actions adverse to FDA. The court-ordered modification to the compliance policy remains subject to change as a result of potential appeals or litigation brought or pending in other venues.

Currently, the deadline to submit an application and to continue marketing a deemed new product remains May 12, 2020. In January, the FDA indicated it intended to maintain this deadline irrespective of the outcome of the pending appeal in the Maryland Lawsuit.

On September 11, 2019, President Donald Trump and the Department of Health and Human Services Secretary, Alex Azar, indicated FDA would adopt a regulatory policy restricting all flavors in vapor products. In January 2020, FDA issued a Guidance document (the “January 2020 Guidance”) that stated it would be prioritizing enforcement of several categories of electronic nicotine delivery system (“ENDS”) products: (1) flavored, cartridge-based ENDS products (other than tobacco- or menthol-flavored ENDS products; (2) ENDS products for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access; (3) ENDS products targeted to minors or whose marketing is likely to promote the use of ENDS by minors; and (4) ENDS products offered for sale after May 12, 2020, for which the manufacturer has not submitted a premarket application. The policy outlined several factors the agency would consider in its enforcement of flavored cigars going forward but did not restrict those products as it had considered in the March 2019 Guidance proposal. The agency’s policy on these and other regulated products may change or expand over time in ways not yet known; however, such a policy could significantly impact our products and our plans for PMTA filings.

As a result of the Remedy Order and subsequent January 2020 Guidance, we would not be permitted to continue marketing our existing line of vapor products that the FDA regulates as tobacco products past May 12, 2020, unless we file an application for each such product by that date. We expect to be able to make appropriate PMTA applications by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations. On September 25, 2019, FDA published a proposed rule outlining certain required elements of PMTA filings. This rule is not yet final, and its requirements may shift before being finalized. We believe we have products that meet the requisite standard and that we will be able to efficiently produce satisfactory PMTA filings. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, the Remedy Order will not be altered or that unforeseen circumstances will not arise that prevent us from filing applications or otherwise increase the amount of time and money we are required to spend to successfully file all necessary PMTAs. Even if we successfully file all of our PMTAs in a timely manner, no assurance can be given that the applications will ultimately be successful. Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed, may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs in our inventory position, and future revenues may be adversely impacted.

In addition, we currently distribute many third-party manufactured vapor products for which we will be completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurances that some products that we currently distribute will be able to be sold to end consumers after May 2020.

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

Concentration of Credit Risk: At December 31, 2019 and 2018, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $126.0 million and $4.4 million, respectively. During 2019 and 2018, the Company invested a portion of the MSA escrow accounts in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the United States and also sells Zig-Zag® premium cigarette papers in Canada and some smaller quantities in other countries. The Company had no customers that accounted for more than 10% of net sales for 2019, 2018, or 2017. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts during 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Balance at beginning of period	$42	$17
Additions to allowance account during period	238	25
Deductions of allowance account during period	—	—
Balance at end of period	$280	$42

Recent Accounting Pronouncements Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a modified retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, “Leases - Targeted Improvements.” Under this method of adoption, there is no impact to the comparative consolidated statement of income and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, “Leases”. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact the Company’s income before income taxes or the statement of cash flows. See Note 16, “Lease Commitments”, for further details.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The ASU replaces the current incurred loss impairment methodology with a methodology to reflect current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The ASU is effective for the Company beginning in the first quarter of 2020. The Company does not expect the ASU to have a significant impact to the Company’s financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on the financial statements and related disclosures, as well as the timing of adoption.

Note 3. Acquisitions

Solace Technologies

In July 2019, the Company purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash, $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of the Company’s common stock to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 performance based restricted stock units with a fair value of $4.62 million were issued to former owners who became employees. See Note 17, “Share Incentive Plans”, for further details. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. The Company intends to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X development engine. As of December 31, 2019, the Company had not completed the accounting for the acquisition. The following purchase price and goodwill and other intangibles are based on the excess of the acquisition price over the estimated fair value of the tangible assets acquired and are based on management’s preliminary estimates:

Total consideration transferred	$9,405
Adjustments to consideration transferred:
Cash acquired	(45)
Working capital	(235)
Adjusted consideration transferred	9,125

Assets acquired:
Working capital (primarily AR and inventory)	1,132
Fixed assets and Other long term assets	414
Intangible assets	1,352
Other liabilities	(209)
Net assets acquired	$2,689
Goodwill	$6,436

The goodwill of $6.4 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

IVG

In September 2018, the Company acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of the Company’s common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s shareholders (“IVG Note”) which matures 18 months from the acquisition date, on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The Company has tracked liabilities subject to indemnification obligations and believes that such obligations exceed $4 million. The Purchase Agreement provides a mechanism under which the parties either agree on the indemnity amount or litigate disputed amounts. The Purchase Agreement provides that the amount of the indemnity is to initially be determined as of March 5, 2020. Some of the liabilities are identified but not yet fixed, such as product liability expenses. The Purchase Agreement and related agreements include an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. Such amounts will be considered compensation and are not a component of the IVG purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of approximately $0.9 million and $1.5 million, respectively, within selling, general, and administrative expenses in the consolidated statements of income for the years ended December 31, 2019 and 2018, based on the probability of achieving the performance conditions.

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during 2019. During 2018 the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At December 31, 2019 and 2018, the Company had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

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

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.2 million due to the recency of the note’s issuance, relative to the year ended December 31, 2019.

Long-Term Debt

The Company’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates. The carrying values of the long-term debt instruments approximate their respective fair values. As of December 31, 2019, the fair value of the 2018 First Lien Term Loan approximated $146.0 million. As of December 31, 2018, the fair values of the 2018 First Lien Term Loans and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively.

The Convertible Senior Notes bear interest at a rate of 2.50% per year and the fair value approximated $140.1 million, with a carrying value of $172.5 million as of December 31, 2019.

See Note 13, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

At December 31, 2019 and 2018, we had forward contracts for the purchase of €0.0 million and €1.5 million, respectively. The fair value of the foreign exchange contracts was based upon the quoted market price that resulted in no gain or loss for the year ended December 31, 2019 and a loss of approximately $0.1 million for the year ended December 31, 2018. As there were no open contracts as of December 31, 2019, there is no resulting balance sheet position related to the fair value. The fair value of the foreign exchange contracts resulted in a liability of approximately $0.1 million as of December 31, 2018.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at December 31, 2019 and 2018. The fair values of the swap contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in a liability of $2.5 million and $0.9 million, respectively, as of December 31, 2019 and 2018.

Note 6. Inventories

The components of inventories are as follows:

	December 31, 2019	December 31, 2018
Raw materials and work in process	$7,050	$2,722
Leaf tobacco	32,763	34,977
Finished goods - Smokeless products	5,680	6,321
Finished goods - Smoking products	13,138	14,666
Finished goods - NewGen products	17,111	37,194
Other	989	738
Gross Inventory	76,731	96,618
LIFO reserve	(5,752)	(5,381)
Net Inventory	$70,979	$91,237

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2019	2018
Balance at beginning of period	$(2,504)	$(459)
Charged to cost and expense	(20,001)	(2,132)
Deductions for inventory disposed	1,003	263
Other	—	(176)
Balance at end of period	$(21,502)	$(2,504)

Inventory reserves increased as a result of additional reserves necessary for products in our NewGen segment primarily from increased regulation.

Note 7. Other Current Assets

Other current assets consists of:

	December 31, 2019	December 31, 2018
Inventory deposits	$4,012	$9,739
Prepaid taxes	3,673	580
Other	8,430	4,375
Total	$16,115	$14,694

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of:

	December 31, 2019	December 31, 2018
Land	$22	$22
Buildings and improvements	2,655	2,320
Leasehold improvements	2,567	2,101
Machinery and equipment	14,516	13,292
Furniture and fixtures	8,502	5,045
Gross property, plant and equipment	28,262	22,780
Accumulated depreciation	(14,446)	(12,191)
Net property, plant and equipment	$13,816	$10,589

Note 9. Deferred Financing Costs

Deferred financing costs relating to the revolving credit facility consist of:

	December 31, 2019	December 31, 2018
Deferred financing costs, net of accumulated amortization of $410 and $174, respectively	$890	$870

Note 10. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Smokeless	Smoking	NewGen	Total
Balance as of December 31, 2017	$32,590	$96,107	$5,923	$134,620
Acquisitions	—	—	11,319	11,319
Balance as of December 31, 2018	$32,590	$96,107	$17,242	$145,939
Adjustments	—	—	1,907	1,907
Acquisitions	—	—	6,436	6,436
Balance as of December 31, 2019	$32,590	$96,107	$25,585	$154,282

The following tables summarize information about the Company’s allocation of other intangible assets. Gross carrying amounts of unamortized, indefinite life intangible assets are shown below:

	December 31, 2019			December 31, 2018
	Smokeless	NewGen	Total	Smokeless	NewGen	Total
Unamortized, indefinite life intangible assets:
Trade names	$10,871	$10,786	$21,657	$10,871	$10,786	$21,657
Formulas	53	—	53	53	—	53
Total	$10,924	$10,786	$21,710	$10,924	$10,786	$21,710

Amortized intangible assets included within the NewGen segment consists of:

	December 31, 2019		December 31, 2018
	Gross Carrying	Accumulated Amortization	Gross Carrying	Accumulated Amortization
Amortized intangible assets:
Customer relationships (useful life of 8-10 years)	$6,936	$2,283	$6,936	$1,453
Trade names (useful life of 15 years)	7,158	714	7,578	208
Franchise agreements (useful life of 8 years)	780	130	780	44
Non-compete agreements (useful life of 3.5 years)	100	88	100	60
Total	$14,974	$3,215	$15,394	$1,765

Annual amortization expense for each of the next five years is estimated to be approximately $1.4 million, assuming no additional transactions occur that require the amortization of intangible assets.

Note 11. Other Assets

Other assets consists of:

	December 31, 2019	December 31, 2018
Equity investments	$5,421	$2,421
Pension assets	1,686	1,223
Other	3,566	592
Total	$10,673	$4,236

In July 2019 we obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”) for $1 million paid at closing. We may invest an additional $2 million, if certain performance metrics are achieved, with options to acquire up to a 50% ownership position. We received board seats aligned with our ownership position. 2019 sales to ReCreation of RipTide products was $0.2 million, which was included in accounts receivable at December 31, 2019.

In November 2018, the Company paid $2.0 million to acquire a minority ownership position (19.99%) in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. The investment in CASH positions the Company to participate in the market for hemp-derived products. In the fourth quarter 2019 CASH completed a fundraising round, resulting in the fair value of our investment increasing to $4.0 million. This resulted in a gain of $2 million which is recorded in investment income for 2019. 2019 purchases of inventory from CASH was $0.6 million. There were no amounts outstanding at December 31, 2019.

In December 2018, the Company acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from 5G gaming LLC, which is owned by Standard General LP, for $0.4 million. Standard General LP has a controlling interest in the Company and qualifies as a related party. The Company will work together with RadioShack on product development and sourcing teams in China. Furthermore, the Company paid $0.2 million in consulting fees in 2019 and purchased $1.1 million of finished goods inventory from Radio Shack during 2018. There were no amounts outstanding at December 31, 2019.

Note 12. Accrued Liabilities

Accrued liabilities at consists of:

	December 31, 2019	December 31, 2018
Accrued payroll and related items	$5,267	$6,063
Customer returns and allowances	6,160	3,634
Taxes payable	705	2,138
Lease liabilities	2,218	—
Accrued interest	1,909	363
Other	10,261	10,727
Total	$26,520	$22,925

Note 13. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	December 31, 2019	December 31, 2018
2018 First Lien Term Loan	$146,000	$154,000
2018 Second Lien Term Loan	—	40,000
Convertible Senior Notes	172,500	—
Note payable - IVG	4,240	4,000
Gross notes payable and long-term debt	322,740	198,000
Less deferred finance charges	(6,466)	(3,285)
Less debt discount	(32,083)	—
Less current maturities	(15,240)	(8,000)
Net notes payable and long-term debt	$268,951	$186,715

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. See Note 23, “ Dividends”, for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, the Company entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the Company’s Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 4.55% at December 31, 2019.

At December 31, 2019, the Company had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.7 million, resulting in $46.3 million of availability under the 2018 Revolving Credit Facility at December 31, 2019.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in a $0.2 million loss on extinguishment of debt. The Company used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter 2019. The principal paid in the third quarter amounted to $35.5 million, and the transaction resulted in a $1.1 million loss on extinguishment of debt.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2019.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $2.9 million of amortization for the year ended December 31, 2019.

In accounting for the issuance costs related to the issuance of the Convertible Senior Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes, $4.7 million, and the debt issuance costs attributable to the equity component, $1.2 million, are netted with the equity component of stockholders’ equity (deficit).

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.86 per and a cap price of $82.86 per, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

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

The carrying amount of the IVG Note is $4.2 million as of December 31, 2019.

Note 14. Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2019			2018			2017
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$5,281	$(3,282)	$1,999	$2,326	$3,165	$5,491	$329	$4,772	$5,101
State and Local	982	(937)	45	1,394	(600)	794	1,770	409	2,179
Total	$6,263	$(4,219)	$2,044	$3,720	$2,565	$6,285	$2,099	$5,181	$7,280

Deferred tax assets and liabilities consists of:

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Inventory	$7,705	$—	$3,004	$—
Property, plant, and equipment	—	2,076	—	1,445
Goodwill and other intangible assets	—	7,672	—	7,386
Accrued pension and post-retirement costs	—	943	202	—
State NOL carryforward	3,225	—	2,842	—
Unrealized loss on investments	580	—	351	—
Leases	3,393	3,099	—	—
Original issue discount	4,806	8,118	—	—
Other	4,407	555	3,424	440
Gross deferred income taxes	24,116	22,463	9,823	9,271
Valuation allowance	(3,225)	—	(2,842)	—
Net deferred income taxes	$20,891	$22,463	$6,981	$9,271

At December 31, 2019, the Company had state NOL carryforwards for income tax purposes of approximately $65.2 million, which expire between 2020 and 2039, $13.0 million of which has an indefinite carryforward period. The Company has determined that, at December 31, 2019 and 2018, its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance of $3.2 million and $2.8 million has been recorded at December 2019 and 2018, respectively.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2019, 2018, and 2017, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2016.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31 is as follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes	0.0%	3.3%	8.1%
Permanent differences	-6.7%	-2.9%	-16.1%
Other	-3.8%	-0.8%	0.0%
Valuation allowance	2.4%	-0.7%	0.0%
Effective income tax rate	12.9%	19.9%	27.0%

The permanent differences for the year ended December 31, 2019, 2018, and 2017 are primarily related to income tax benefits of $4.6 million ($1.0 million tax effected), $5.4 million ($1.1 million tax effected), and $4.2 million ($1.1 million tax effected), respectively, as a result of stock option exercises.

Note 15. Pension and Postretirement Benefit Plans

The Company has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. The Company’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. The Company expects to make no contributions to the pension plan in 2020. In the second quarter of 2018, the Company made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018, which is reported within “Net periodic benefit (income), excluding service cost” within the Consolidated Statements of Income. In the fourth quarter 2019, the Company elected to terminate the defined benefit pension plan, effective December 31, 2019 with final distributions to be made in 2020.

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. The Company’s policy is to make contributions equal to benefits paid during the year. In the fourth quarter 2019, the Company amended the plan to cease benefits effective June 30, 2020. The plan amendment eliminated a significant amount of the benefits under the plan, resulting in a curtailment of $3.1 million. The curtailment resulted in $1.8 million being reclassified from other comprehensive income to income. The total gain on the curtailment was $4.9 million and is recorded in net periodic (benefit) expense, excluding service cost in the income statement. The Company expects to contribute approximately $0.1 million to its postretirement plan in 2020 for payment of benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2019 and 2018, and a statement of the funded status:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Reconciliation of benefit obligations:
Benefit obligation at January 1	$13,700	$17,121	$3,305	$4,217
Service cost	104	104	—	—
Interest cost	520	553	101	117
Actuarial loss (gain)	916	(1,157)	—	(527)
Assumptions	—	—	—	(323)
Settlement/curtailment	—	(1,866)	(3,207)	—
Benefits paid	(1,023)	(1,055)	(84)	(179)
Benefit obligation at December 31	$14,217	$13,700	$115	$3,305

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$14,923	$17,517	$—	$—
Actual return on plan assets	2,003	327	—	—
Employer contributions	—	—	84	179
Settlement/curtailment	—	(1,866)	—	—
Benefits paid	(1,023)	(1,055)	(84)	(179)
Fair value of plan assets at December 31	$15,903	$14,923	$—	$—

Funded status:
Funded status at December 31	$1,686	$1,223	$(115)	$(3,305)
Unrecognized net actuarial loss (gain)	1,827	2,416	(54)	(1,929)
Net amount recognized	$3,513	$3,639	$(169)	$(5,234)

Accumulated benefit obligations did not exceed plan assets at December 31, 2019 or 2018, for the Company’s pension plan.

The asset allocation for the Company’s defined benefit plan, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2020	2019	2018
Asset category:
Debt securities	100.0%	88.5%	84.8%
Cash	0.0%	11.5%	15.2%
Total	100.0%	100.0%	100.0%

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is the description of the valuation methodologies used for assets measured at fair value subsequent to initial recognition. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2019 and 2018.

•	Pooled Separate Accounts. Valued at the net asset value (NAV) of shares held by the plan at year end.
•	Guaranteed Deposit Account. Valued at contract value, which approximates fair value.
•	Assets measured at fair value on a recurring basis. The table below presents the balances of the plan’s assets measured at fair value on a recurring basis by level within the fair value hierarchy:
	Total	Level 1	Level 2	Level 3
Pooled separate accounts	$14,079	$—	$14,079	$—
Guaranteed deposit account	1,824	—	—	1,824
Total assets at fair value as of December 31, 2019	$15,903	$—	$14,079	$1,824

Pooled separate accounts	$12,658	$—	$12,658	$—
Guaranteed deposit account	2,265	—	—	2,265
Total assets at fair value as of December 31, 2018	$14,923	$—	$12,658	$2,265

The table below sets forth a summary of the changes in the fair value of the Guaranteed Deposit Account:

Guaranteed Deposit Account
Balance at January 1, 2018	$4,721
Total gains (losses), realized/unrealized
Return on plan assets	81
Purchases, sales, and settlements, net	(2,537)
Balance at December 31, 2018	$2,265
Total gains (losses), realized/unrealized
Return on plan assets	$45
Purchases, sales, and settlements, net	(486)
Balance at December 31, 2019	$1,824

The Company’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. The Company uses one management firm to manage plan assets, which are invested in equity and debt securities. The Company’s investment objective is to match the duration of the debt securities with the expected payments.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Prepaid asset	$1,686	$1,223	$—	$—
Accrued benefit cost	—	—	(115)	(3,305)
Accumulated other comprehensive loss, unrecognized net gain (loss)	1,827	2,416	(54)	(1,929)
Total	$3,513	$3,639	$(169)	$(5,234)

The amounts in accumulated other comprehensive income that are expected to be recognized in net periodic benefit costs in 2020 is a loss of $1.8 million for pension.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$104	$104	$104	$—	$—	$—
Interest cost	520	553	649	101	117	144
Expected return on plan assets	(645)	(949)	(1,024)	—	—	—
Amortization of (gains) losses	147	186	463	(169)	(81)	(52)
Curtailment loss (gain)	—	306	—	(4,915)	—	—
Net periodic benefit cost	$126	$200	$192	$(4,983)	$36	$92

The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. The rate of return on assets used is determined based upon analysis of the plans’ historical performance relative to the overall markets and mix of assets. The assumptions listed below represent management’s review of relevant market conditions and have been adjusted as appropriate. A discount rate was not used for postretirement benefits in 2019 as all benefits will be paid in less than one year. The weighted average assumptions used in the measurement of the Company’s benefit obligation are as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2018
Discount rate	3.00%	4.00%	4.25%

The weighted average assumptions used to determine net periodic pension and postretirement costs are as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2018
Discount rate	4.0%	3.8%	3.3%
Expected return on plan assets	4.5%	6.0%	0.0%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Period	Pension Benefits
2020	$1,036
2021	1,028
2022	1,003
2023	994
2024	964
2025 - 2029	$4,489

The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2019 and 2018 Plan Years, the Company contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, the Company matched the contribution by 100%. Additionally, for all years presented, the Company made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Company contributions to this plan were approximately $1.5 million for 2019, $1.2 million for 2018, and $0.9 million for 2017.

Note 16. Lease Commitments

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

The components of lease expense consists of the following:

For the year ended December 31, 2019
Operating lease cost
Cost of sales	$874
Selling, general and administrative	2,973
Variable lease cost(1)	463
Short-term lease cost	147
Sublease income	(110)
Total	$4,347
(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

December 31, 2019
Assets:
Right of use assets	$12,130
Total lease assets	$12,130

Liabilities:
Current lease liabilities(2)	$2,218
Long-term lease liabilities	11,067
Total lease liabilities	$13,285
(2)	Reported within accrued liabilities on the balance sheet
As of December 31, 2019
Weighted-average remaining lease term - operating leases	8.1 years
Weighted-average discount rate - operating leases	6.07%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

Maturities of lease liabilities consisted of the following:

December 31, 2019
2020	$2,924
2021	2,730
2022	2,165
2023	1,782
2024	1,028
Years thereafter	6,297
Total lease payments	$16,926
Less: Imputed interest	3,641
Present value of lease liabilities	$13,285

Minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year consisted of the following:

Year	Payments
2019	$1,938
2020	1,613
2021	727
2022	276
2023	114
2024	21
Total	$4,689

At December 31, 2019, the Company had operating leases with lease liabilities of $1.5 million which had not yet commenced. The leases are primarily related to vehicles for business use. The Company recognized $0.3 million impairment of right of use assets in the fourth quarter 2019 related to planned store closures.

Note 17. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2019, 16,159 shares of restricted stock, 355,258 performance-based restricted stock units, and 459,070 options have been granted to employees of the Company under the 2015 Plan, net of forfeitures. There are 569,513 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	763,672	$5.73	$2.36
Granted	124,100	21.27	6.33
Exercised	(209,943)	3.97	1.47
Forfeited	(18,255)	13.46	3.90
Outstanding, December 31, 2018	659,574	9.00	3.34
Granted	180,780	43.89	14.34
Exercised	(129,067)	5.72	2.58
Forfeited	(14,571)	34.55	11.10
Outstanding, December 31, 2019	696,716	$18.13	$6.17

Under the 2006 Plan, the total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017, was $5.0 million, $5.7 million, and $11.9 million, respectively.

At December 31, 2019, under the 2006 Plan, the outstanding stock options’ exercise price for 310,319 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 3.85 years for the options with the $3.83 exercise price. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, a volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At December 31, 2019, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000
Options outstanding at December 31, 2019	28,700	71,514	87,353	26,000	147,830	25,000
Number exercisable at December 31, 2019	17,150	47,529	30,362	17,420	—	—
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89
Remaining lives	7.12	7.38	8.19	8.21	9.22	9.82
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000
Dividend yield	—	—	0.83%	0.82%	0.42%	0.95%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $1.7 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively. Total unrecognized compensation expense related to options at December 31, 2019, is $1.1 million, which will be expensed over 1.94 years.

Performance-based restricted stock units (“PRSUs”) are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of common stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied. At December 31, 2019, there are 355,258 PRSUs outstanding, all of which are unvested.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582
PRSUs outstanding at December 31, 2019	83,000	93,000	85,800	4,876	88,582
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15
Remaining lives	2.00	3.00	4.00	—	3.00

The Company recorded compensation expense related to the PRSUs of approximately $1.9 million and $0.6 million in the consolidated statements of income for the years ended December 31, 2019 and 2018, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2019, is $9.4 million, which will be expensed over the service period based on the probability of achieving the performance condition.

Note 18. Contingencies

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on our business and results of operations.

The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to other NewGen products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

On October 8, 2019, the City of New York filed a complaint against twenty-three companies, including IVG and VaporFi, making various allegations including selling to consumers over the age of 18 but under 21. In response, those subsidiaries have ceased all sales into New York City, which was an immaterial market for those businesses. This proceeding was settled for monetary terms which were not material and certain structural remedies that the subsidiaries deemed acceptable.

Note 19. Legal Settlement

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

Note 20. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	December 31, 2019			December 31, 2018			December 31, 2017
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Net income attributable to Turning Point Brands, Inc.	$13,774			$25,289			$20,209

Basic EPS:
Weighted average		19,627,093	$0.70		19,355,607	$1.31		18,989,177	$1.06

Diluted EPS:
Effect of dilutive securities:
Stock options		410,447			471,955			523,831
		20,037,540	$0.69		19,827,562	$1.28		19,513,008	$1.04

For the year ended December 31, 2019, the effect of the 3,202,808 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the Company’s average stock price did not exceed $53.86 during the period.

Note 21. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The Smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The Smoking products segment (a) markets cigarette papers, tubes, and related products; (b) markets and distributes finished cigars and MYO cigar wraps; and (c) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment

(a) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (b) markets and distributes a wide assortment of vaping and CBD related products to non-traditional retail outlets via VaporBeast, Vapor Shark, Vapor Supply, IVG and Solace; and (c) markets and distributes a wide assortment of vapor and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries. The Company had no customer that accounted for more than 10% of net sales in 2019, 2018, or 2017.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	For the year ended December 31,
	2019	2018	2017
Net sales
Smokeless products	$99,894	$90,031	$84,560
Smoking products	108,733	111,507	109,956
NewGen products	153,362	131,145	91,261
Total	$361,989	$332,683	$285,777

Gross profit
Smokeless products	$52,277	$46,490	$42,703
Smoking products	59,386	57,043	57,146
NewGen products	25,083	39,026	25,121
Total	$136,746	$142,559	$124,970

Operating income (loss)
Smokeless products	$35,978	$28,920	$28,005
Smoking products	45,058	42,650	43,816
NewGen products	(20,629)	6,752	3,178
Corporate unallocated(1)	(33,548)	(29,838)	(25,320)
Total	$26,859	$48,484	$49,680

Interest expense, net	17,342	14,819	16,889
Investment income	(2,648)	(424)	(438)
Loss on extinguishment of debt	1,308	2,384	6,116
Net periodic benefit (income) cost, excluding service cost	(4,961)	131	180
Income before income taxes	$15,818	$31,574	$26,933

Capital expenditures
Smokeless products	$2,823	$1,559	$1,928
Smoking products	—	—	—
NewGen products	1,992	708	93
Total	$4,815	$2,267	$2,021

Depreciation and amortization
Smokeless products	$1,608	$1,360	$1,400
Smoking products	—	—	—
NewGen products	2,481	1,750	928
Total	$4,089	$3,110	$2,328
(1)	Includes corporate costs that are not allocated to any of the three reportable segments.

	December 31, 2019	December 31, 2018
Assets
Smokeless products	$120,723	$99,441
Smoking products	145,831	142,520
NewGen products	90,899	95,397
Corporate unallocated (1)	89,131	2,019
Total	$446,584	$339,377
(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	For the year ended December 31,
	2019	2018	2017
Business to Business	$112,580	$105,736	$82,596
Business to Consumer - Online	31,348	15,624	5,021
Business to Consumer - Corporate store	9,273	9,631	3,607
Other	161	154	37
Total	$153,362	$131,145	$91,261

Net Sales: Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the year ended December 31,
	2019	2018	2017
Domestic	$347,616	$317,046	$272,927
Foreign	14,373	15,637	12,850
Total	$361,989	$332,683	$285,777

Note 22. Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results:

	1st		2nd	3rd	4th
2019
Net sales	$91,628		$93,339	$96,800	$80,222
Gross profit	40,464		41,183	42,816	12,283
Consolidated net income	6,560		13,205	6,274	(12,265	)(2)(3)
Basic net income (loss) per share	0.34		0.67	0.32	(0.62)
Diluted net income (loss) per share	$0.33		$0.66	$0.31	$(0.62)

2018
Net sales	$73,942		$81,101	$83,349	$94,291
Gross profit	31,809		35,795	36,211	38,744
Consolidated net income	3,032	(1)	9,319	7,954	4,984
Basic net income per share	0.16		0.48	0.41	0.25
Diluted net income per share	$0.15		$0.47	$0.40	$0.25
(1)	Includes $1,883 of loss on extinguishment of debt, net of tax of $501
(2)	Includes corporate and vapor restructuring costs of $12.7 million net of tax of $5.1 million
(3)	Includes out of period non-cash interest expense adjustment related to the convertible debt of $0.8 million, net of tax of $0.3 million related to the prior quarters of 2019

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

Note 23. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.05 per common share, an increase of approximately 11%, will be paid on April 10, 2020, to shareholders of record at the close of business on March 20, 2020.

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

Note 24. Subsequent Events

On February 25, 2020 the Company’s board of directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization will be subject to the ongoing discretion of the board.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2019, the Company’s management, with participation of the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 solely due to the material weakness in our internal control over financial reporting related to the third-party valuation of our convertible debt as described below.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2019. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO ICIF”).

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO ICF, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 solely due to a material weakness in our internal control over financial reporting related to the valuation of our convertible debt as described below. In conducting management's evaluation as described above, Solace was excluded. The operations of Solace excluded from management's assessment of internal control over financial reporting, represent approximately 0.8% of the Company's consolidated revenues and approximately 2.5% of total assets as of December 31, 2019.

During the preparation of our annual financial statements and the conduct of the annual financial statements audit, management identified a material weakness in our internal control over financial reporting relating to oversight and review of the work of the third-party valuation specialists retained to conduct the valuation of our convertible debt issued in the third quarter of 2019 which contains an equity classified embedded derivative. This material weakness resulted in errors in our financial statements and related disclosures related to the valuation of our convertible debt as of and for the quarter ended September 30, 2019. As a result, the debt discount on our convertible debt was increased by $32 million as of and for the quarter ended December 31, 2019 with an offset to additional paid-in-capital and deferred income taxes, which debt discount will be amortized to interest expense over the life of the loan.

To remediate the material weakness, we have subsequently enhanced the design and expanded our management review controls around the use of third-party valuation specialists. Specifically, management has implemented procedures to review the qualifications of third-party valuation specialists and to perform additional steps to evaluate and accept the work product of such specialists. The remediation was complete and deemed effective as of March 6, 2020.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Controls over Financial Reporting

Other than the steps taken to remediate the material described above under “—Management’s Report on Internal Control over Financial Reporting” , management has determined that there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Lawrence S. Wexler	/s/ Robert Lavan	/s/ Brian Wigginton
Lawrence S. Wexler	Robert Lavan	Brian Wigginton
President and Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Date: March 12, 2020	Date: March 12, 2020	Date: March 12, 2020
Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14.	Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

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

4.2	Description of Securities*

4.3
Indenture dated as of July 30, 2019, between Turning Point Brands, Inc. and GLAS Trust Company LLC, (including the form of Note as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2019).

10.1
Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A
(File No. 333-207816) filed on November 5, 2015). †

10.2	Form of Stock Option Award Agreement under the 2015 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

10.3
Form of Performance-Based Restricted Stock Unit Award Agreement under the Turning Point Brands, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2017).†

10.4
2006 Equity Incentive Plan of Turning Point Brands, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015). †

10.5
Amendment No. 1 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

10.6
Amendment No. 2 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

10.7
Amendment No. 3 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2017). †

10.8
Amendment No. 4 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

Exhibit No.	Description
10.9	Form of Award Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015). †

10.10	Form of Cash-Out Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 7, 2017). †

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

10.13
Employment Agreement between Turning Point Brands, Inc. and Lawrence Wexler dated November 23, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 16, 2016). †

10.14
Employment Agreement between Turning Point Brands, Inc. and James Dobbins dated November 23, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on May 16, 2016). †

10.15
Employment Agreement between Turning Point Brands, Inc. and Mr. Robert M. Lavan dated March 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2018).†

10.16
Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A
(File No. 333-207816) filed on November 24, 2015).

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

10.36
First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2017).

10.37
Second Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., as the Borrower, Prospect Capital Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2017).

10.38
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

10.41
Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.42
Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

Exhibit No.	Description
10.43
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

10.46	First Amendment to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the period ended June 30, 2019).

10.47	Form of Capped Call Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

10.48	Second Amendment to the First Lien Credit Agreement. *

21	Subsidiaries of Turning Point Brands, Inc.*

23	Consent of RSM US, LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2019, 2018, and 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholder’s equity (deficit), (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

*	Filed herewith
†	Compensatory plan or arrangement
Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 12, 2020.

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

Signature		Title	Date

By:	/s/ Lawrence S. Wexler	Director, Chief Executive Officer	March 12, 2020
Lawrence S. Wexler

By:	/s/ Robert Lavan	Chief Financial Officer	March 12, 2020
Robert Lavan

By:	/s/ Brian Wigginton	Chief Accounting Officer	March 12, 2020
Brian Wigginton

By:	/s/ David Glazek	Chairman of the Board of Directors	March 12, 2020
David Glazek

By:	/s/ Gregory H. A. Baxter	Director	March 12, 2020
Gregory H. A. Baxter

By:	/s/ H. C. Charles Diao	Director	March 12, 2020
H. C. Charles Diao

By:	/s/ Peggy Hebard	Director	March 12, 2020
Peggy Hebard

By:	/s/ Arnold Zimmerman	Director	March 12, 2020
Arnold Zimmerman

By:	/s/ Ashley Davis Frushone	Director	March 12, 2020
Ashley Davis Frushone