Form 10-Q
period 2020-03-31
Turning Point Brands, Inc.
filed 2020-04-28
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

At April 20, 2020, there were 19,556,158 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	our products are subject to developing and unpredictable regulation, for example, current court action moving forward certain substantial Pre Market Tobacco Application obligations;
•	some of our products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing our NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;

•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) March 31, 2020	December 31, 2019
Current assets:
Cash	$99,406	$95,250
Accounts receivable, net of allowances of $256 in 2020 and $280 in 2019	4,310	6,906
Inventories	69,195	70,979
Other current assets	18,868	16,115
Total current assets	191,779	189,250
Property, plant, and equipment, net	13,404	13,816
Right of use assets	13,036	12,130
Deferred financing costs, net	860	890
Goodwill	154,282	154,282
Other intangible assets, net	33,044	33,469
Master Settlement Agreement (MSA) escrow deposits	32,074	32,074
Other assets	10,841	10,673
Total assets	$449,320	$446,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,348	$14,126
Accrued liabilities	28,754	26,520
Current portion of long-term debt	12,000	15,240
Revolving credit facility	-	-
Total current liabilities	58,102	55,886
Notes payable and long-term debt	267,977	268,951
Deferred income taxes	1,495	1,572
Lease liabilities	11,673	11,067
Other long-term liabilities	4,762	2,523
Total liabilities	344,009	339,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,723,080 issued shares, 19,588,950 outstanding shares at March 31, 2020, and 19,680,673 issued and outstanding shares at December 31, 2019	197	197
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	126,151	125,469
Cost of repurchased common stock (134,130 shares at March 31, 2020 and 0 shares at December 31, 2019)	(2,627)	-
Accumulated other comprehensive loss	(5,379)	(3,773)
Accumulated deficit	(13,031)	(15,308)
Total stockholders’ equity	105,311	106,585
Total liabilities and stockholders’ equity	$449,320	$446,584

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net sales	$90,689	$91,628
Cost of sales	49,258	51,164
Gross profit	41,431	40,464
Selling, general, and administrative expenses	32,394	28,429
Operating income	9,037	12,035
Interest expense, net	4,994	3,856
Investment income	(91)	(144)
Net periodic income, excluding service cost	(87)	(11)
Income before income taxes	4,221	8,334
Income tax expense	946	1,774
Consolidated net income	3,275	6,560

Basic income per common share:
Consolidated net income	$0.17	$0.34
Diluted income per common share:
Consolidated net income	$0.16	$0.33
Weighted average common shares outstanding:
Basic	19,689,446	19,559,596
Diluted	20,106,800	20,045,964

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Consolidated net income	$3,275	$6,560

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $2 in 2020 and $1 in 2019	9	(4)
Unrealized gain on investments, net of tax of $0 in 2020 and $93 in 2019	-	402
Unrealized loss on interest rate swaps, net of tax of $624 in 2020 and $182 in 2019	(1,615)	(476)
	(1,606)	(78)

Consolidated comprehensive income	$1,669	$6,482

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$3,275	$6,560
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property, plant, and equipment	-	23
Depreciation expense	851	531
Amortization of other intangible assets	425	359
Amortization of debt discount and deferred financing costs	2,237	237
Deferred income taxes	545	(29)
Stock compensation expense	455	466
Noncash lease expense	13	-
Changes in operating assets and liabilities:
Accounts receivable	2,596	(1,726)
Inventories	1,784	366
Other current assets	(2,420)	2,984
Other assets	(130)	(427)
Accounts payable	3,210	8,229
Accrued postretirement liabilities	(27)	(9)
Accrued liabilities and other	1,913	(3,539)
Net cash provided by operating activities	$14,727	$14,025

Cash flows from investing activities:
Capital expenditures	$(877)	$(886)
Restricted cash, MSA escrow deposits	-	1,702
Net cash provided by (used in) investing activities	$(877)	$816

Cash flows from financing activities:
Payments of 2018 first lien term loan	$(2,000)	$(2,000)
Payments of 2018 revolving credit facility	-	(12,000)
Payment of IVG note	(4,240)	-
Payment of dividends	(886)	(880)
Payments of financing costs	(168)	-
Exercise of options	227	187
Redemption of options	-	(12)
Common stock repurchased	(2,627)	-
Net cash used in financing activities	$(9,694)	$(14,705)

Net increase in cash	$4,156	$136

Cash, beginning of period:
Unrestricted	95,250	3,306
Restricted	32,074	2,361
Total cash at beginning of period	127,324	5,667

Cash, end of period:
Unrestricted	99,406	1,741
Restricted	32,074	4,062
Total cash at end of period	$131,480	$5,803

Supplemental schedule of noncash financing activities:
Accrued expenses incurred for financing costs	$13	$-
Dividends declared not paid	$998	$887

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc., and Subsidiaries
Consolidated Statements of Change in Stockholders’ Deficit
for the years ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Beginning balance January 1, 2020	19,680,673	$197	$125,469	$-	$(3,773)	$(15,308)	$106,585

Unrecognized pension and postretirement cost adjustment, net of tax of $2	-	-	-	-	9	-	9
Unrealized loss on interest rate swaps, net of tax of $624	-	-	-	-	(1,615)	-	(1,615)
Stock compensation expense	-	-	455	-	-	-	455
Exercise of options	42,407	-	227	-	-	-	227
Cost of repurchased common stock	(134,130)	-	-	(2,627)	-	-	(2,627)
Dividends	-	-	-	-	-	(998)	(998)
Net income	-	-	-	-	-	3,275	3,275
Ending balance March 31, 2020	19,588,950	$197	$126,151	$(2,627)	$(5,379)	$(13,031)	$105,311

Beginning balance January 1, 2019	19,553,857	$196	$110,466	$-	$(2,536)	$(25,503)	$82,623

Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	-	(4)	-	(4)
Unrealized loss on MSA investments, net of tax of $93	-	-	-	-	402	-	402
Unrealized loss on interest rate swaps, net of tax of $182	-	-	-	-	(476)	-	(476)
Stock compensation expense	-	-	449	-	-	-	449
Restricted stock forfeitures	(47)	-	(1)	-	-	-	(1)
Exercise of options	22,588	-	187	-	-	-	187
Redemption of options	-	-	(12)	-	-	-	(12)
Dividends	-	-	-	-	-	(887)	(887)
Net income	-	-	-	-	-	6,560	6,560
Ending balance March 31, 2019	19,576,398	$196	$111,089	$-	$(2,614)	$(19,830)	$88,841

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Organizations

Turning Point Brands, Inc. (the “Company”), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada), Inc. (“TPBC”). Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), Nu-X Ventures LLC (“Nu-X”), Nu-Tech Holdings LLC (“Nu-Tech”), and South Beach Holdings, LLC (“South Beach”); and TPBC.

Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2019. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2019. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and incentives, upon delivery of goods to the customer – at which time the Company’s performance obligation is satisfied - at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. The Company excludes from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or vaping products billed to customers).

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

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Company management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 18 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 18 as well.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.3 million and $4.3 million for the three months ending March 31, 2020 and 2019, respectively.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Recently, several state governors have reacted to perceived issues around nicotine vapor products by unilaterally, without regard to the legislative process, proclaiming bans on vapor products, particularly those that are flavored.  Many of these executive actions have been challenged and temporarily restrained, but no assurance can be given that such state or local flavor bans will not be enacted or ultimately upheld. Indeed, in a number of states, targeted flavor bans, particularly with regard to vapor products, have been enacted legislatively. Depending on the number and location of such bans, that legislation or regulation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around our products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company.  The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2020, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. At December 31, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. All monies at March 31, 2020 and December 31, 2019 were held in money market savings accounts.

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	March 31, 2020	December 31, 2019

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83

Total	$32,074	$32,074

Food and Drug Administration: On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“TCA”) authorized the FDA to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco.

Under the TCA, tobacco product user fees are assessed on six classes of regulated tobacco products. The user fees are computed using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP,” also known as the “Tobacco Buyout”) assessment. First, the total, annual, congressionally established user fee assessment is allocated among the various classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

In August 2016, the FDA’s regulatory authority under the TCA was extended to all tobacco products not previously covered, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our pipe tobacco, cigar, and cigar wrap products as well as our vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

Under the deeming regulations, the FDA has responsibility for conducting premarket review of “new tobacco products”—defined as those products not commercially marketed in the United States as of February 15, 2007. There are three pathways for obtaining premarket authorization, including submission of a premarket tobacco product application (“PMTA”).

When the FDA initially issued the deeming regulations, it recognized that many products in the deemed categories that were already on the market qualified as “new tobacco products” and lacked a marketing order. In August 2017, the FDA issued an authorization until specified deadlines had passed.  Under the August 2017 Guidance, compliance dates vary depending upon the type of application submitted, but all newly-deemed products require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized.

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

In January 2020, the FDA indicated it intended to maintain this deadline irrespective of the outcome of the pending appeal in the Maryland Lawsuit. On March 30, 2020, however, citing the impacts of the worldwide COVID-19 pandemic on both FDA and industry, FDA requested a modification to the Remedy Order that would extend the May 12, 2020, deadline for filing premarket applications by 120 days to September 9, 2020. After several procedural steps, the Remedy Order was modified on April 22, 2020, to reflect the new deadline, and since then, FDA has stated it will update relevant Guidance documents to reflect this new timeline.

On September 11, 2019, President Donald Trump and the Department of Health and Human Services Secretary, Alex Azar, indicated FDA would adopt a regulatory policy restricting all flavors in vapor products. In January 2020, FDA issued a Guidance document (the “January 2020 Guidance”) that stated it would be prioritizing enforcement of several categories of electronic nicotine delivery systems (“ENDS”) products: (1) flavored, cartridge-based ENDS products (other than tobacco- or menthol-flavored ENDS products); (2) ENDS products for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access; (3) ENDS products targeted to minors or whose marketing is likely to promote the use of ENDS by minors; and (4) ENDS products offered for sale after the May 12, 2020, premarket application deadline for which the manufacturer has not submitted a premarket application. The policy outlined several factors the agency would consider in its enforcement of flavored cigars going forward but did not drastically restrict those products as it had considered in its March 2019 Guidance proposal. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our PMTA filings. For example, as noted above, the FDA recently acted to modify the deadline for premarket applications from May 12, 2020, to September 9, 2020.

As a result of the implementation of the modified Remedy Order, we would not be permitted to continue marketing our existing line of vapor products that the FDA regulates as tobacco products past September 9, 2020, unless we file an application for each such product by that date.  We expect to be able to make appropriate PMTA applications by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations.  On September 25, 2019, FDA published a proposed rule outlining certain required elements of PMTA filings. This rule is not yet final, and its requirements may shift before being finalized. We believe we have products that meet the requisite standard and that we will be able to efficiently produce satisfactory PMTA filings. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, the Remedy Order will not be further altered or that unforeseen circumstances will not arise that prevent us from filing applications or otherwise increase the amount of time and money we are required to spend to successfully file all necessary PMTAs. Even if we successfully file all of our PMTAs in a timely manner, no assurance can be given that the applications will ultimately be successful. Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed, may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs in our inventory position, and future revenues may be adversely impacted.

In addition, we currently distribute many third-party manufactured vapor products for which we will be completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurances that some products that we currently distribute will be able to be sold to end consumers after September 2020. While we will take measures to pursue regulatory compliance for our own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by us, which could adversely affect our results of operations and liquidity.

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The ASU replaced the previous incurred loss impairment methodology with a methodology to reflect current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance was adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The ASU was effective for the Company beginning in the first quarter of 2020. The ASU did not have an impact to the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 effective January 1, 2020. The ASU did not have an impact to the Company’s financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3. Acquisitions

Solace Technologies

In July 2019, the Company purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash, $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of the Company’s common stock to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 performance based restricted stock units with a fair value of $4.62 million were issued to former owners who became employees. See Note 15, “Share Incentive Plans”, for further details. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. The Company intends to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X development engine. As of March 31, 2020, the Company had not completed the accounting for the acquisition. The following purchase price and goodwill and other intangibles are based on the excess of the acquisition price over the estimated fair value of the tangible assets acquired and are based on management’s preliminary estimates:

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three months ended March 31, 2020 and 2019.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at March 31, 2020, and December 31, 2019, resulted in a liability of $4.8 million and $2.5 million, respectively, included in other long-term liabilities.

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

Long-Term Debt

The Company’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of March 31, 2020, the fair value of the 2018 First Lien Term Loan approximated $144.0 million. As of December 31, 2019, the fair value of the 2018 First Lien Term Loan approximated $146.0 million.

The Convertible Senior Notes bear interest at a rate of 2.50% per year and the fair value approximated $141.6 million, with a carrying value of $172.5 million as of March 31, 2020. As of December 31, 2019, the fair value of the Convertible Senior Notes approximated $140.1 million, with a carrying value of $172.5 million.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at March 31, 2020 and December 31, 2019. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $4.8 million and $2.5 million as of March 31, 2020 and December 31, 2019, respectively.

Note 6. Inventories

The components of inventories are as follows:

	March 31, 2020	December 31, 2019
Raw materials and work in process	$6,574	$7,050
Leaf tobacco	36,900	32,763
Finished goods - Smokeless products	5,907	5,680
Finished goods - Smoking products	11,081	13,138
Finished goods - NewGen products	13,535	17,111
Other	950	989
Gross Inventory	74,947	76,731
LIFO reserve	(5,752)	(5,752)
Net Inventory	$69,195	$70,979

The inventory valuation allowance was $19.2 million and $21.5 million as of March 31, 2020, and December 31, 2019, respectively. Inventory reserves increased in the fourth quarter 2019 as a result of additional reserves necessary for products in our NewGen segment primarily from increased regulation.

Note 7. Other Current Assets

Other current assets consists of:

	March 31, 2020	December 31, 2019
Inventory deposits	$5,616	$4,012
Prepaid taxes	3,250	3,673
Other	10,002	8,430
Total	$18,868	$16,115

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	March 31, 2020	December 31, 2019
Land	$22	$22
Buildings and improvements	2,655	2,655
Leasehold improvements	2,511	2,567
Machinery and equipment	15,087	14,516
Furniture and fixtures	8,307	8,502
Gross property, plant and equipment	28,582	28,262
Accumulated depreciation	(15,178)	(14,446)
Net property, plant and equipment	$13,404	$13,816

Note 9. Other Assets

Other assets consists of:

	March 31, 2020	December 31, 2019
Equity investments	$5,421	$5,421
Pension assets	1,753	1,686
Other	3,667	3,566
Total	$10,841	$10,673

In July 2019, the Company obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”), for $1.0 million paid at closing. The Company also received options to acquire up to a 50% ownership position in ReCreation.

Note 10. Accrued Liabilities

Accrued liabilities consists of:
	March 31, 2020	December 31, 2019
Accrued payroll and related items	$6,144	$5,267
Customer returns and allowances	5,537	6,160
Taxes payable	1,508	705
Lease liabilities	2,531	2,218
Accrued interest	928	1,909
Other	12,106	10,261
Total	$28,754	$26,520

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	March 31, 2020	December 31, 2019

2018 First Lien Term Loan	$144,000	$146,000
Convertible Senior Notes	172,500	172,500
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	316,500	322,740
Less deferred finance charges	(6,190)	(6,466)
Less debt discount	(30,333)	(32,083)
Less current maturities	(12,000)	(15,240)
Net notes payable and long-term debt	$267,977	$268,951

2018 Credit Facility

On March 7, 2018, the Company entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility contains a $40 million accordion feature.

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. See Note 19, “Dividends and Share Repurchase”, for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”).  In connection with the Convertible Senior Notes offering, the Company entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 3.74% at March 31, 2020. At March 31, 2020, the Company had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.7 million, resulting in $46.3 million of availability under the 2018 Revolving Credit Facility at March 31, 2020.

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

Convertible Senior Notes

In July 2019, the Company closed an offering of $172.5 million in aggregate principal amount of our 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $1.8 million of amortization for the three months ended March 31, 2020.

In accounting for the issuance costs related to the issuance of the Convertible Senior Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative fair values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes, $4.7 million, and the debt issuance costs attributable to the equity component, $1.2 million, are netted with the equity component of stockholders’ equity (deficit).

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

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note was $4.0 million principal with 6.0% interest compounding annually and matured on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

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

The components of lease expense consisted of the following:

	Three Months Ended March 31,
	2020	2019

Operating lease cost
Cost of sales	$233	$192
Selling, general and administrative	398	555
Variable lease cost (1)	312	245
Short-term lease cost	83	54
Sublease income	(30)	(30)
Total	$996	$1,016

(1) Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	March 31, 2020	December 31, 2019
Assets:
Right of use assets	$13,036	$12,130
Total lease assets	$13,036	$12,130

Liabilities:
Current lease liabilities (2)	$2,531	$2,218
Long-term lease liabilities	11,673	11,067
Total lease liabilities	$14,204	$13,285

(2) Reported within accrued liabilities on the balance sheet

	As of March 31,
	2020	2019
Weighted-average remaining lease term - operating leases	7.8 years	9.0 years
Weighted-average discount rate - operating leases	5.84%	6.49%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

As of March 31, 2020, and December 31, 2019, maturities of lease liabilities consisted of the following:

	March 31, 2020	December 31, 2019
2020	$2,431	$2,924
2021	3,174	2,730
2022	2,595	2,165
2023	2,199	1,782
2024	1,063	1,028
Years thereafter	6,297	6,297
Total lease payments	$17,759	$16,926
Less: Imputed interest	3,555	3,641
Present value of lease liabilities	$14,204	$13,285

During the first quarter, the Company entered into a number of additional operating leases related to vehicles for business use. These changes resulted in additional lease liabilities of $1.6 million as of March 31, 2020.

Note 13. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2020, was 22.4% which includes a discrete tax deduction of $0.7 million for the three months ended March 31, 2020, relating to stock option exercises. The Company’s effective income tax rate for the three months ended March 31, 2019, was 21.3%, which includes a discrete tax deduction of $0.9 million for the three months ended March 31, 2019, relating to stock option exercises.

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

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. The Company’s policy is to make contributions equal to benefits paid during the year. The Company does not expect to contribute to its postretirement plan in 2020 for the payment of benefits. In October 2019, the Company amended the plan to cease benefits effective June 30, 2020.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended March 31,
		Pension Benefits	Postretirement Benefits
	2020	2019	2020	2019

Service cost	$-	$26	$-	$-
Interest cost	95	130	-	25
Expected return on plan assets	(161)	(161)	-	-
Amortization of (gains) losses	36	37	(57)	(42)
Net periodic benefit (income) cost	$(30)	$32	$(57)	$(17)

Note 15. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2020, net of forfeitures, there were 16,159 shares of restricted stock, 440,232 performance-based restricted stock units, and 613,832 options granted under the 2015 Plan. There are 329,777 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	659,574	$9.00	$3.34

Granted	180,780	43.89	14.34
Exercised	(129,067)	5.72	2.58
Forfeited	(14,571)	34.55	11.10
Outstanding, December 31, 2019	696,716	18.13	6.17

Granted	155,000	14.85	4.41
Exercised	(42,407)	5.36	2.50
Forfeited	(406)	34.27	11.07
Outstanding, March 31, 2020	808,903	$18.16	$6.03

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019, was $0.9 million, and $0.8 million, respectively.

At March 31, 2020, under the 2006 Plan, the outstanding stock options’ exercise price for 273,247 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 3.28 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2020, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019	March 18, 2020
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000	155,000
Options outstanding at March 31, 2020	28,700	66,572	86,792	26,000	147,592	25,000	155,000
Number exercisable at March 31, 2020	28,700	66,572	58,298	26,000	50,262	8,250	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89	$14.85
Remaining lives	6.87	7.13	7.94	7.96	8.98	9.57	9.97
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%	0.79%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%	35.72%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%	0.95%	1.49%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27	$4.41

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Total unrecognized compensation expense related to options at March 31, 2020, is $1.5 million, which will be expensed over 2.14 years.

Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied. As of March 31, 2020, there are 440,232 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of March 31, 2020.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019	March 18, 2020
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582	90,000
PRSUs outstanding at March 31, 2020	83,000	93,000	85,650	-	88,582	90,000
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15	$14.85
Remaining lives	1.75	2.75	3.75	-	2.75	4.75

The Company recorded compensation expense related to the PRSUs of approximately $0.2 million and $0.2 million in the consolidated statements of income for the three months ended March 31, 2020 and 2019, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2020, is $9.0 million which will be expensed over the service periods based on the probability of achieving the performance condition.

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

Franchisors are defendants from time to time in the ordinary course of business. In certain of these cases, the amounts of punitive and compensatory damages sought are significant. One of the Company’s subsidiaries is a defendant in a lawsuit brought by a franchisee, which claim has been filed but not yet served. In that case, the franchisee is seeking compensatory and punitive damages and rescission of their franchise agreement, alleging that the Company’s subsidiary failed to make certain disclosures in the Franchise Disclosure Document. The subsidiary is evaluating these claims, the potential defenses to them as well as available counterclaims. The subsidiary believes that termination of the franchise agreement was proper, no damages are due and the franchisee is bound by an arbitration agreement pursuant to the terms of their franchise agreement and the Franchise Disclosure Document (and therefore it was improper to pursue litigation). There can be no assurance that the subsidiary will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

The Company has several subsidiaries engaged in making, distributing, and retailing (online and in bricks-and-mortar) vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. The Company has subsidiaries that are subject to some information requests. In the acquisition of the vapor businesses, the Company negotiated financial “hold-backs”, which it expects to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the  franchisee lawsuit. To the extent that litigation becomes necessary, the Company believes that the subsidiaries have strong factual and legal defenses against claims that it unfairly marketed vapor products.

Note 17. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$3,275			$6,560

Basic EPS:
Weighted average		19,689,446	$0.17		19,559,596	$0.34

Diluted EPS:
Effect of dilutive securities:
Stock options		417,354			486,368
		20,106,800	$0.16		20,045,964	$0.33

For the three months ended March 31, 2020, the effect of the 3,202,808 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the Company’s average stock price did not exceed $53.86 during those periods.

Note 18. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: Smokeless products, Smoking products, and NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) markets cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) markets and distributes a wide assortment of vaping and CBD related products to non-traditional retail outlets via VaporBeast, Vapor Shark, IVG and Solace; and (iii) markets and distributes a wide assortment of vapor and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2020	2019

Net sales
Smokeless products	$26,495	$22,544
Smoking products	28,914	25,519
NewGen products	35,280	43,565
Total	$90,689	$91,628

Gross profit
Smokeless products	$13,874	$12,073
Smoking products	16,132	13,484
NewGen products	11,425	14,907
Total	$41,431	$40,464

Operating income (loss)
Smokeless products	$9,746	$7,487
Smoking products	12,417	9,946
NewGen products	477	2,838
Corporate unallocated (1)	(13,603)	(8,236)
Total	$9,037	$12,035

Interest expense, net	4,994	3,856
Investment income	(91)	(144)
Net periodic income, excluding service cost	(87)	(11)

Income before income taxes	$4,221	$8,334

Capital expenditures
Smokeless products	$860	$577
Smoking products	-	-
NewGen products	17	309
Total	$877	$886

Depreciation and amortization
Smokeless products	$519	$357
Smoking products	-	-
NewGen products	757	533
Total	$1,276	$890

(1) Includes corporate costs that are not allocated to any of the three reportable segments.

	March 31, 2020	December 31, 2019
Assets
Smokeless products	$128,406	$120,723
Smoking products	142,850	145,831
NewGen products	86,650	90,899
Corporate unallocated (1)	91,414	89,131
Total	$449,320	$446,584

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

	NewGen Segment
	Three Months Ended March 31,
	2020	2019

Business to Business	$25,279	$32,463
Business to Consumer - Online	8,134	8,219
Business to Consumer - Corporate store	1,793	2,799
Other	74	84
Total	$35,280	$43,565

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended March 31,
	2020	2019
Domestic	$87,568	$88,769
Foreign	3,121	2,859
Total	$90,689	$91,628

Note 19. Dividends and Share Repurchase

The most recent dividend of $0.05 per common share was paid on April 10, 2020, to shareholders of record at the close of business on March 20, 2020.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended was 134,130 shares for a total cost of $2.6 million and an average price per share of $19.59.

Note 20. Subsequent Events

Standard Diversified Inc. (“SDI”) Reorganization

On April 8, 2020, the Company and SDI announced a definitive agreement under which SDI will be merged into a wholly-owned subsidiary of TPB in a tax-free downstream merger. Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, the “SDI Common Stock”) will receive in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.97 of a share of TPB Common Stock for each share of TPB Common Stock held by SDI at the time of the merger. SDI will divest its assets prior to close such that the net liabilities at closing will not exceed $25,000 and the only assets that it shall retain is the remaining TPB stock holdings. The merger of SDI is subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable statutory approvals. The Company expects the transaction to close in the summer of 2020.

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

Organizational Structure

We, Turning Point Brands, Inc., are a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada) Inc. (“TPBC”).  NATC includes subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”). TPLLC includes subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), Nu-X Ventures LLC (“Nu-X”), Nu-Tech Holdings LLC (“Nu-Tech”), and South Beach Holdings, LLC (“South Beach”).

Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading, independent provider of Other Tobacco Products (“OTP”) and adult consumer alternatives. We estimate the OTP industry generated approximately $11.5 billion of manufacturer revenue in 2019. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. We were the 6th largest competitor in terms of total OTP consumer units sold during 2019. We sell a wide range of products across the OTP spectrum; however, we do not sell cigarettes. Our portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast® and VaporFi®. We currently ship to approximately 900 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell our products. We operate in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products. Under the leadership of a senior management team with an average of 24 years of experience in the tobacco industry, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We have identified additional growth opportunities in the emerging alternatives market. In January 2019, we established our subsidiary, Nu-X, a new company and wholly-owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows TPB to leverage its expertise in traditional OTP management to alternative products. The TPB management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, we acquired the assets of Solace Technology (“Solace”). Solace is an innovative product development company which established one of the top e-liquid brands and has since grown into a leader in alternative products. Solace’s legacy and innovation will enhance Nu-X’s strong and nimble development engine. In July 2019, we acquired a 30% stake in ReCreation Marketing (“ReCreation). ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. The investment will leverage ReCreation’s significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. The investment is part of Nu-X and we plan to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable us to continue to identify unmet customer needs and provide quality products that we believe will result in genuine customer satisfaction and foster the growth of revenue.

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

Products

We operate in three segments: Smokeless products, Smoking products and NewGen products. In our Smokeless products segment, we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we principally (i) market and distribute cigarette papers, tubes, and related products; and (ii) market and distribute finished cigars and MYO cigar wraps. In our NewGen products segment, we (i) market and distribute CBD, liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via VaporFi B2C online platforms. Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast®, VaporFi® and Solace© in the NewGen segment.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including the “deeming regulations”;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities in OTP; and
•	Our ability to integrate acquisitions.

Recent Developments

COVID-19 Impact

As a result of the extraordinary situation we are facing, our focus is on the safety and well-being of our colleagues and the communities and customers we serve. As an organization, we have implemented several changes to enhance safety and mitigate health risk in our work environment. For our warehouse and manufacturing operations, these include split shifts, temperature scans, additional contactless hand sanitizing stations, protective equipment, social distancing guidelines, and increased cleaning and sanitization.

We canceled all unnecessary travel and facilitated telecommuting where possible. Like many companies, we have changed the way we communicate through increased use of videoconferencing and have implemented tele-selling initiatives through our sales force. Some of these changes that are proving to be efficient are likely to remain in-place even after this crisis and lead to on-going cost savings. We have deferred annual compensation increases for corporate employees other than those contractually required. We have also put a hold on new spending commitments as we cautiously manage through this environment.

The dedication of our workforce to serve this demand has been remarkable. We have hired additional employees in our Louisville facility and implemented wage increases for our hourly employees to meet increased demand. We shifted production capacity to manufacture hand sanitizers and have donated bottles to hospitals, nursing homes and first responders in our local communities.

We do expect COVID-19 to impact results in the future. Our third-party cigar wrap manufacture in the Dominican Republic temporarily closed for three weeks and is slowly ramping back up. In-person selling has been dramatically dampened, which will slow new product launches. Select budgeted annual price increases will be delayed. We expect these issues will be offset by our growing B2C platforms. We continue to monitor this challenging environment closely and will make necessary adjustments as needed to make sure we are serving our employees and customers, while also protecting the safety of employees and communities.

Standard Diversified Inc. (“SDI”) Reorganization

On April 8, 2020, we and SDI announced a definitive agreement under which SDI will be merged into a wholly-owned subsidiary of TPB in a tax-free downstream merger, in a transaction first announced by the companies in November 2019. Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, the “SDI Common Stock”) will receive in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.97 of a share of TPB Common Stock for each share of TPB Common Stock held by SDI at the time of the merger. SDI will divest its assets prior to close such that the net liabilities at closing will not exceed $25,000 and the only assets that it shall retain is the remaining TPB stock holdings.

Premarket Tobacco Application Deadline Extension

On April 3, 2020, the United States District Court for the District of Maryland agreed to an FDA request filed on March 30, 2020, for a 120-day extension of the premarket tobacco application (“PMTA”) deadline for many e-cigarettes, cigars and other tobacco products. FDA stated that the extension was needed because of the coronavirus outbreak. The U.S. Circuit Court of Appeals for the Fourth Circuit must still issue an order allowing the modification of the original order. An extension would move the deadline from May 12, 2020 to September 9, 2020. We will work during this additional time period to bolster our premarket filings.

Share Repurchase Authorization

On February 25, 2020, the TPB Board of Directors approved a $50 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including marketing dynamics. The program will be subject to the ongoing discretion of the Board.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies”, of Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations

Comparison of the Three Months Ended March 31, 2020, to the Three Months Ended March 31, 2019

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$26,495	$22,544	17.5%
Smoking products	28,914	25,519	13.3%
NewGen products	35,280	43,565	-19.0%
Total net sales	90,689	91,628	-1.0%
Cost of sales	49,258	51,164	-3.7%
Gross profit
Smokeless products	13,874	12,073	14.9%
Smoking products	16,132	13,484	19.6%
NewGen products	11,425	14,907	-23.4%
Total gross profit	41,431	40,464	2.4%

Selling, general, and administrative expenses	32,394	28,429	13.9%
Operating income	9,037	12,035	-24.9%
Interest expense, net	4,994	3,856	29.5%
Investment income	(91)	(144)	-36.8%
Net periodic income, excluding service cost	(87)	(11)	690.9%
Income before income taxes	4,221	8,334	-49.4%
Income tax expense	946	1,774	-46.7%
Consolidated net income	$3,275	$6,560	-50.1%

Net Sales:  For the three months ended March 31, 2020, consolidated net sales decreased to $90.7 million from $91.6 million for the three months ended March 31, 2019, a decrease of $0.9 million or 1.0%. The decrease in net sales was primarily driven by lower volume in the NewGen segment in 2020.

For the three months ended March 31, 2020, net sales in the Smokeless products segment increased to $26.5 million from $22.5 million for the three months ended March 31, 2019, an increase of $4.0 million or 17.5%. For the three months ended March 31, 2020, volume increased 16.7% and price/mix increased 0.8%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST partially offset by declining sales in chewing tobacco, largely attributable to long-term segment erosion, and a continuing shift to lower price products.

For the three months ended March 31, 2020, net sales in the Smoking products segment increased to $28.9 million from $25.5 million for the three months ended March 31, 2019, an increase of $3.4 million or 13.3%. For the three months ended March 31, 2020, volume increased 10.9% and price/mix increased 2.4%. The increase in net sales is primarily related to double digit growth in US rolling papers, partially offset by a $0.5 million decline in non-focus cigars and MYO pipe.

For the three months ended March 31, 2020, net sales in the NewGen products segment decreased to $35.3 million from $43.6 million for the three months ended March 31, 2019, a decrease of $8.3 million or 19.0%. The decrease in net sales is the result of the continued impact of vapor market disruption and wind-down of the V2 business, partially offset by positive contributions from CBD, Solace and other Nu-X products.

Gross Profit:  For the three months ended March 31, 2020, consolidated gross profit increased to $41.4 million from $40.5 million for the three months ended March 31, 2019, an increase of $1.0 million or 2.4%. Gross profit as a percentage of revenue increased to 45.7% for the three months ended March 31, 2020, compared to 44.2% for the three months ended March 31, 2019.

For the three months ended March 31, 2020, gross profit in the Smokeless products segment increased to $13.9 million from $12.1 million for the three months ended March 31, 2019, an increase of $1.8 million or 14.9%. Gross profit as a percentage of net sales decreased to 52.4% of net sales for the three months ended March 31, 2020, from 53.6% of net sales for the three months ended March 31, 2019, primarily as a as a result of mix.

For the three months ended March 31, 2020, gross profit in the Smoking products segment increased to $16.1 million from $13.5 million for the three months ended March 31, 2019, an increase of $2.6 million or 19.6%. Gross profit as a percentage of net sales increased to 55.8% of net sales for the three months ended March 31, 2020, from 52.8% of net sales for the three months ended March 31, 2019, as a result of increased US rolling paper sales and a continued decline in the low margin cigar business. For the three months ended March 31, 2020 cigar sales were $0.7 million compared to $1.1 million for the three months ended March 31, 2019.

For the three months ended March 31, 2020, gross profit in the NewGen products segment decreased to $11.4 million from $14.9 million for the three months ended March 31, 2019, a decrease of $3.5 million or 23.4%. Gross profit as a percentage of net sales decreased to 32.4% of net sales for the three months ended March 31, 2020, from 34.2% of net sales for the three months ended March 31, 2019 as a result of the decline in net sales. For the three months ended March 31, 2020, gross profit included $2.8 million of tariff expenses compared to $2.0 million for the three months ended March 31, 2019.

Selling, General, and Administrative Expenses:  For the three months ended March 31, 2020, selling, general, and administrative expenses increased to $32.4 million from $28.4 million for the three months ended March 31, 2019, an increase of $4.0 million or 13.9%. Selling, general and administrative expenses in the three months ended March 31, 2020 included $0.5 million of stock options, restricted stock and incentives expense, $1.0 million of transaction expenses and $5.9 million of expense related to PMTA. Selling, general and administrative expenses in the three months ended March 31, 2019 included $0.7 million of stock option, restricted stock and incentives expense, $0.9 million of transaction costs, $1.0 million in corporate and vapor restructuring and $0.4 million of new product launch costs for Nu-X products.

Interest Expense, net:  For the three months ended March 31, 2020, as a result of the amortization of the debt discount on the Convertible Senior Notes of $1.8 million, interest expense, net increased to $5.0 million, from $3.9 million for the three months ended March 31, 2019.

Investment Income:  Investment income relating to investment of the MSA deposits was approximately $0.1 million for the three months ended March 31, 2020 and 2019.

Net Periodic Income: Net periodic income was $0.1 million for the three months ended March 31, 2020 and less than $0.1 million for the three months ended March 31, 2019.

Income Tax Expense:  Our income tax expense of $0.9 million was 22.4% of income before income taxes for the three months ended March 31, 2020, compared to 21.3% for the three months ended March 31, 2019.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended March 31, 2020 and 2019, was $3.3 million and $6.6 million, respectively.

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

(in thousands)	Three Months Ended March 31,
	2020	2019
Consolidated net income	$3,275	$6,560
Add:
Interest expense, net	4,994	3,856
Income tax expense	946	1,774
Depreciation expense	851	531
Amortization expense	425	359
EBITDA	$10,491	$13,080
Components of Adjusted EBITDA
Other (a)	(87)	(79)
Stock options, restricted stock, and incentives expense (b)	455	715
Transactional expenses and strategic initiatives (c)	1,049	910
New product launch costs (d)	-	442
Corporate and vapor restructuring (e)	-	1,004
FDA PMTA (f)	5,874	-
Adjusted EBITDA	$17,782	$16,072

(a) Represents LIFO adjustment, non-cash pension expense (income) and foreign exchange hedging.
(b) Represents non-cash stock options, restricted stock, incentives expense and Solace PRSUs.
(c) Represents the fees incurred for transaction expenses and strategic initiatives.
(d) Represents product launch costs for our new product lines.
(e) Represents costs associated with corporate and vapor restructuring including severance and inventory reserves.
(f) Represents costs associated with applications related to FDA PMTA.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our 2018 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less current liabilities, increased $0.3 million to $133.7 million at March 31, 2020, compared with $133.4 million at December 31, 2019.

	As of
(in thousands)	March 31, 2019	December 31, 2019

Current assets	$191,779	$189,250
Current liabilities	58,102	55,886
Working capital	$133,677	$133,364

Cash Flows from Operating Activities

For the three months ended March 31, 2020, net cash provided by operating activities was $14.7 million compared to net cash provided by operating activities of $14.0 million for the three months ended March 31, 2019, an increase of $0.7 million, primarily due to changes in working capital accounts.

Cash Flows from Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $0.9 million compared to net cash provided by investing activities of $0.8 million for the three months ended March 31, 2019, a decrease of $1.7 million, primarily due to the change in MSA escrow deposits from investments to cash holdings.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $9.7 million compared to net cash used in financing activities of $14.7 million for the three months ended March 31, 2019, an increase of $5.0 million, primarily due to the payment of the revolving credit facility in 2019.

Dividends and Share Repurchase

The most recent dividend of $0.05 per common share was paid on April 10, 2020, to shareholders of record at the close of business on March 20, 2020.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended was 134,130 shares for a total cost of $2.6 million and an average price per share of $19.59.

Long-Term Debt

As of March 31, 2020, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

	March 31, 2020	December 31, 2019
2018 First Lien Term Loan	$144,000	$146,000
Convertible Senior Notes	172,500	172,500
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	316,500	322,740
Less deferred finance charges	(6,190)	(6,466)
Less debt discount	(30,333)	(32,083)
Less current maturities	(12,000)	(15,240)
Net notes payable and long-term debt	$267,977	$268,951

2018 Credit Facility

On March 7, 2018, we entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan ( the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders, The 2018 Credit Facility retained the $40 million accordion feature of the 2017 Credit Facility.

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict our ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 19, “Dividends and Share Repurchases”, of Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). In connection with the Senior Notes offering, we entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lending other lending parties thereto. The Amendment was entered into primarily to permit us to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under our 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 3.74% at March 31, 2020. At March 31, 2020, we had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.7 million, resulting in $46.3 million of availability under the 2018 Revolving Credit Facility at March 31, 2020.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, we separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $1.8 million of amortization for the three months ended March 31, 2020.

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

Note Payable – IVG

In September 2018, we issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note was $4.0 million principal with 6.0% interest compounding annually and matured on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

Unsecured Loan

On April 6, 2020, the 2018 First Lien Credit Facility was amended to allow for an unsecured loan under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”). On April 17, 2020, National Tobacco Company, L.P., a wholly-owned subsidiary of the Company, entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan. The proceeds of the loan were received on April 27, 2020. The loan is scheduled to mature on April 17, 2022 and has a 1.00% interest rate.

Off-balance Sheet Arrangements

During the three months ended March 31, 2020 and the year ended December 31, 2019 we did not execute any forward contracts. At March 31, 2020, and December 31, 2019, we did not have any forward contracts. The Company had swap contracts for a notional amount of $70 million at March 31, 2020 and December 31, 2019. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $4.8 million and $2.5 million, respectively, as of March 31, 2020 and December 31, 2019, included in other long-term liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2019 Annual Report on Form 10-K, during the period. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2019 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2019 Annual Report on Form 10-K, during the three months ended March 31, 2020. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2019 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally related to interest rate changes applicable to loans under our 2018 Credit Facility. As of March 31, 2020, our 2018 Credit Facility bears interest at variable rates. However, we had swap contracts for a total notional amount of $70 million at March 31, 2020. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $4.8 million as of March 31, 2020. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in interest rates would change pre-tax income by approximately $0.7 million per year. Refer to Note 4, “Derivative Instruments”, of Notes to Consolidated Financial Statements for additional information regarding the interest rate swaps.

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

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2020. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Other than the steps taken to remediate the material weakness described in the Company’s 2019 Annual Report on Form 10-K under “Management’s Report on Internal Control over Financial Reporting”, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to our other NewGen products. The Company is still evaluating these claims and the potential defenses to them.  For example, the Company did not design or manufacture the products at issue; rather, we were merely the distributor.  Nonetheless, there can be no assurance that we will prevail in these cases, and they could have a material adverse effect on our financial position, results of operations, or cash flows.

Franchisors are defendants from time to time in the ordinary course of business. In certain of these cases, the amounts of punitive and compensatory damages sought are significant. One of our subsidiaries is a defendant in a lawsuit brought by a franchisee, which claim has been filed but not yet served. In that case, the franchisee is seeking compensatory and punitive damages and rescission of their franchise agreement, alleging that our subsidiary failed to make certain disclosures in the Franchise Disclosure Document. The subsidiary is evaluating these claims, the potential defenses to them as well as available counterclaims. The subsidiary believes that termination of the franchise agreement was proper, no damages are due and the franchisee is bound by an arbitration agreement pursuant to the terms of their franchise agreement and the Franchise Disclosure Document (and therefore it was improper to pursue litigation). There can be no assurance that we will prevail in this case, and it could have a material adverse effect on our business and results of operations.

We have several subsidiaries engaged in making, distributing, and retailing (online and in bricks-and-mortar) vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. Our subsidiaries are subject to some information requests. In the acquisition of the vapor businesses, we negotiated financial “hold-backs”, which we expect to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the franchisee lawsuit. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

See ‘Risk Factors—We may become subject to significant product liability litigation’ within our 2019 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2019 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Third Amendment to the First Lien Credit Agreement. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Lavan.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on April 28, 2020, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*  Filed or furnished herewith

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

Date: April 28, 2020