Form 10-Q
period 2020-06-30
Turning Point Brands, Inc.
filed 2020-07-28
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

At July 20, 2020, there were 19,221,930 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

●	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
●	our dependence on a small number of third-party suppliers and producers;
●	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
●	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers;
●	substantial and increasing U.S. regulation;
●	regulation of our products by the FDA, which has broad regulatory powers;
●	our products are subject to developing and unpredictable regulation, for example, current court action moving forward certain substantial Pre Market Tobacco Application obligations;
●	some of our products contain nicotine which is considered to be a highly addictive substance;
●	uncertainty related to the regulation and taxation of our NewGen products;
●	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
●	possible increasing international control and regulation;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	our amount of indebtedness;
●	the terms of our credit facilities, which may restrict our current and future operations;
●	intense competition and our ability to compete effectively;
●	uncertainty and continued evolution of markets containing our NewGen products;
●	significant product liability litigation;
●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	competition from illicit sources;
●	our reliance on information technology;
●	security and privacy breaches;
●	contamination of our tobacco supply or products;
●	infringement on our intellectual property;
●	third-party claims that we infringe on their intellectual property;
●	failure to manage our growth;
●	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
●	fluctuations in our results;
●	exchange rate fluctuations;
●	adverse U.S. and global economic conditions;
●	sensitivity of end-customers to increased sales taxes and economic conditions;
●	failure to comply with certain regulations;
●	departure of key management personnel or our inability to attract and retain talent;
●	imposition of significant tariffs on imports into the U.S.;

●	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
●	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
●	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
●
our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our common stock;

●
our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of our common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights;

●
future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us; and

●	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) June 30, 2020	December 31, 2019
Current assets:
Cash	$64,192	$95,250
Accounts receivable, net of allowances of $271 in 2020 and $280 in 2019	5,112	6,906
Inventories	75,556	70,979
Other current assets	16,701	16,115
Total current assets	161,561	189,250
Property, plant, and equipment, net	13,343	13,816
Right of use assets	13,243	12,130
Deferred financing costs, net	789	890
Goodwill	154,282	154,282
Other intangible assets, net	80,414	33,469
Master Settlement Agreement (MSA) escrow deposits	32,074	32,074
Other assets	11,512	10,673
Total assets	$467,218	$446,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,361	$14,126
Accrued liabilities	25,593	26,520
Current portion of long-term debt	12,000	15,240
Total current liabilities	51,954	55,886
Notes payable and long-term debt	284,624	268,951
Deferred income taxes	2,422	1,572
Lease liabilities	11,813	11,067
Other long-term liabilities	4,663	2,523
Total liabilities	355,476	339,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,724,027 issued shares, 19,467,164 outstanding shares at June 30, 2020, and 19,680,673 issued and outstanding shares at December 31, 2019	197	197
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	126,928	125,469
Cost of repurchased common stock (256,863 shares at June 30, 2020 and 0 shares at December 31, 2019)	(5,289)	-
Accumulated other comprehensive loss	(5,299)	(3,773)
Accumulated deficit	(4,795)	(15,308)
Total stockholders’ equity	111,742	106,585
Total liabilities and stockholders’ equity	$467,218	$446,584

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended June 30,
	2020	2019

Net sales	$104,963	$93,339
Cost of sales	56,871	52,156
Gross profit	48,092	41,183
Selling, general, and administrative expenses	30,756	21,242
Operating income	17,336	19,941
Interest expense, net	4,980	3,736
Investment income	(34)	(118)
Loss on extinguishment of debt	-	150
Net periodic income, excluding service cost	(104)	(11)
Income before income taxes	12,494	16,184
Income tax expense	3,267	2,979
Consolidated net income	9,227	13,205

Basic income per common share:
Consolidated net income	$0.47	$0.67
Diluted income per common share:
Consolidated net income	$0.47	$0.66
Weighted average common shares outstanding:
Basic	19,507,874	19,621,695
Diluted	19,834,345	20,131,980

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Six Months Ended June 30,
	2020	2019

Net sales	$195,652	$184,967
Cost of sales	106,129	103,320
Gross profit	89,523	81,647
Selling, general, and administrative expenses	63,150	49,671
Operating income	26,373	31,976
Interest expense, net	9,974	7,592
Investment income	(125)	(262)
Loss on extinguishment of debt	-	150
Net periodic income, excluding service cost	(191)	(22)
Income before income taxes	16,715	24,518
Income tax expense	4,213	4,753
Consolidated net income	12,502	19,765

Basic income per common share:
Consolidated net income	$0.64	$1.01
Diluted income per common share:
Consolidated net income	$0.63	$0.99
Weighted average common shares outstanding:
Basic	19,598,660	19,590,817
Diluted	19,872,726	19,895,959

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2020	2019
Consolidated net income	$9,227	$13,205

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $2 in 2020 and $1 in 2019	7	(4)
Unrealized gain on investments, net of tax of $0 in 2020 and $170 in 2019	-	509
Unrealized gain (loss) on interest rate swaps, net of tax of $25 in 2020 and $310 in 2019	73	(931)
	80	(426)

Consolidated comprehensive income	$9,307	$12,779

	Six Months Ended June 30,
	2020	2019
Consolidated net income	$12,502	$19,765

Other comprehensive loss, net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $5 in 2020 and $3 in 2019	14	(8)
Unrealized gain on investments, net of tax of $0 in 2020 and $263 in 2019	-	911
Unrealized loss on interest rate swaps, net of tax of $600 in 2020 and $493 in 2019	(1,540)	(1,407)
	(1,526)	(504)

Consolidated comprehensive income	$10,976	$19,261

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$12,502	$19,765
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	150
Impairment loss	149	-
Loss on sale of property, plant, and equipment	12	22
Depreciation expense	1,673	1,163
Amortization of other intangible assets	827	723
Amortization of debt discount and deferred financing costs	4,483	478
Deferred income taxes	1,445	(109)
Stock compensation expense	1,213	1,412
Noncash lease expense	18	-
Changes in operating assets and liabilities:
Accounts receivable	1,794	(3,663)
Inventories	(4,577)	(3,346)
Other current assets	(253)	(3,534)
Other assets	(766)	(359)
Accounts payable	235	12,927
Accrued postretirement liabilities	(54)	(83)
Accrued liabilities and other	(1,167)	(3,848)
Net cash provided by operating activities	$17,534	$21,698

Cash flows from investing activities:
Capital expenditures	$(1,956)	$(1,964)
Acquisitions, net of cash acquired	(37,772)	-
Restricted cash, MSA deposits	-	1,677
Net cash used in investing activities	$(39,728)	$(287)

Cash flows from financing activities:
Payments of 2018 first lien term loan	$(5,000)	$(4,000)
Payments of 2018 second lien term loan	-	(4,489)
Payments of 2018 revolving credit facility	-	(11,000)
Payment of IVG note	(4,240)	-
Proceeds from unsecured note	7,485	-
Payment of dividends	(1,872)	(1,762)
Payments of financing costs	(194)	(179)
Exercise of options	246	610
Surrender of restricted stock	-	(81)
Redemption of options	-	(12)
Common stock repurchased	(5,289)	-
Net cash used in financing activities	$(8,864)	$(20,913)

Net increase (decrease) in cash	$(31,058)	$498

Cash, beginning of period:
Unrestricted	95,250	3,306
Restricted	32,074	2,361
Total cash at beginning of period	127,324	5,667

Cash, end of period:
Unrestricted	64,192	2,127
Restricted	32,074	4,038
Total cash at end of period	$96,266	$6,165

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$991	$897
Issuance of note payable for acquisition	$10,000	$-

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands except share data)
(unaudited)

					Accumulated
	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Other Comprehensive Loss	Accumulated Deficit	Total

Beginning balance April 1, 2020	19,588,950	$197	$126,151	$(2,627)	$(5,379)	$(13,031)	$105,311

Unrecognized pension and postretirement cost adjustment, net of tax of $2	-	-	-	-	7	-	7
Unrealized gain on interest rate swaps, net of tax of $25	-	-	-	-	73	-	73
Stock compensation expense	-	-	759	-	-	-	759
Exercise of options	947	-	18	-	-	-	18
Cost of repurchased common stock	(122,733)	-	-	(2,662)	-	-	(2,662)
Dividends	-	-	-	-	-	(991)	(991)
Net income	-	-	-	-	-	9,227	9,227
Ending balance June 30, 2020	19,467,164	$197	$126,928	$(5,289)	$(5,299)	$(4,795)	$111,742

Beginning balance April 1, 2019	19,576,398	$196	$111,089	$-	$(2,614)	$(19,830)	$88,841

Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	-	(4)	-	(4)
Unrealized gain on MSA investments, net of tax of $170	-	-	-	-	509	-	509
Unrealized loss on interest rate swaps, net of tax of $310	-	-	-	-	(931)	-	(931)
Stock compensation expense	-	-	938	-	-	-	938
Restricted stock forfeitures	(1,900)	-	(83)	-	-	-	(83)
Exercise of options	83,448	1	422	-	-	-	423
Dividends	-	-	-	-	-	(897)	(897)
Net income	-	-	-	-	-	13,205	13,205
Ending balance June 30, 2019	19,657,946	$197	$112,366	$-	$(3,040)	$(7,522)	$102,001

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2020 and 2019
(dollars in thousands except share data)
(unaudited)

					Accumulated
	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Other Comprehensive Loss	Accumulated Deficit	Total

Beginning balance January 1, 2020	19,680,673	$197	$125,469	$-	$(3,773)	$(15,308)	$106,585

Unrecognized pension and postretirement cost adjustment, net of tax of $5	-	-	-	-	14	-	14
Unrealized loss on interest rate swaps, net of tax of $600	-	-	-	-	(1,540)	-	(1,540)
Stock compensation expense	-	-	1,214	-	-	-	1,214
Exercise of options	43,354	-	245	-	-	-	245
Cost of repurchased common stock	(256,863)	-	-	(5,289)	-	-	(5,289)
Dividends	-	-	-	-	-	(1,989)	(1,989)
Net income	-	-	-	-	-	12,502	12,502
Ending balance June 30, 2020	19,467,164	$197	$126,928	$(5,289)	$(5,299)	$(4,795)	$111,742

Beginning balance January 1, 2019	19,553,857	$196	$110,466	$-	$(2,536)	$(25,503)	$82,623

Unrecognized pension and postretirement cost adjustment, net of tax of $3	-	-	-	-	(8)	-	(8)
Unrealized gain on MSA investments, net of tax of $263	-	-	-	-	911	-	911
Unrealized loss on interest rate swaps, net of tax of $493	-	-	-	-	(1,407)	-	(1,407)
Stock compensation expense	-	-	1,387	-	-	-	1,387
Restricted stock forfeitures	(1,947)	-	(84)	-	-	-	(84)
Exercise of options	106,036	1	609	-	-	-	610
Redemption of options	-	-	(12)	-	-	-	(12)
Dividends	-	-	-	-	-	(1,784)	(1,784)
Net income	-	-	-	-	-	19,765	19,765
Ending balance June 30, 2019	19,657,946	$197	$112,366	$-	$(3,040)	$(7,522)	$102,001

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Organizations

Turning Point Brands, Inc. (the “Company”), is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, Standard Merger Sub, LLC (“SMS”), North Atlantic Wrap Company, LLC (“NAWC”), TPB Services, LLC (“TPBS”), Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada), Inc. (“TPBC”). Except where the context indicates otherwise, references to the Company include the Company; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), Nu-X Ventures LLC (“Nu-X”), Nu-Tech Holdings LLC (“Nu-Tech”), and South Beach Holdings, LLC (“South Beach”); SMS, NAWC, TPBS and TPBC.

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

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and incentives, upon delivery of goods to the customer – at which time the Company’s performance obligation is satisfied – at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. The Company excludes from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or vaping products billed to customers).

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $6.9 million and $4.3 million for the three months ending June 30, 2020 and 2019, respectively. Shipping costs incurred were approximately $12.1 million and $9.2 million for the six months ending June 30, 2020 and 2019, respectively.

Fair Value

GAAP establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

The three levels of the fair value hierarchy under GAAP are described below:

●	Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date.
●
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

●	Level 3 – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In a number of states, targeted flavor bans, particularly with regard to vapor products, have been proposed or enacted legislatively or by the administrative process. Depending on the number and location of such bans, that legislation or regulation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around our products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company.  The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of June 30, 2020, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. At December 31, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. All monies at June 30, 2020 and December 31, 2019 were held in money market savings accounts.

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	June 30, 2020	December 31, 2019

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83

Total	$32,074	$32,074

Food and Drug Administration: On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “TCA”) authorized the FDA to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco.

Under the TCA, tobacco product user fees are assessed on six classes of regulated tobacco products. The user fees are computed using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program assessment. First, the total, annual, congressionally established user fee assessment is allocated among the various classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

In August 2016, the FDA’s regulatory authority under the TCA was extended to all tobacco products not previously covered, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our cigar and cigar wrap products as well as our vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

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

The court found in favor of the plaintiffs in May 2019 and vacated the August 2017 Guidance. On July 12, 2019, the court issued its remedy order (the “Remedy Order”). Specifically, the court ordered that: (1) for all deemed new tobacco products, marketers must file applications within 10 months of the Remedy Order to continue marketing such products; (2) such a product may remain on the market pending FDA review of a timely filed application for a period not to exceed one year from the date of the application’s submission; (3) in its discretion, the FDA may enforce the premarket review requirements against such products for which marketers do not file applications within 10 months; and (4) the FDA will have the ability to exempt deemed new tobacco products from these application submission requirements for good cause, on a case-by-case basis. FDA appealed the Remedy Order and other actions adverse to the FDA; however, on May 4, 2020, the U.S. Court of Appeals for the Fourth Circuit issued a ruling dismissing the appeals in their entirety.

On March 30, 2020, citing the impacts of the worldwide COVID-19 pandemic on both FDA and industry, FDA requested a modification to the Remedy Order that would extend the May 12, 2020, deadline for filing premarket applications by 120 days to September 9, 2020. After several procedural steps, the Remedy Order was modified on April 22, 2020, to reflect the new deadline, and since then, FDA has updated relevant Guidance documents to reflect this new timeline.

On September 11, 2019, President Donald Trump and the Department of Health and Human Services Secretary, Alex Azar, indicated FDA would adopt a regulatory policy restricting all flavors in vapor products. In January 2020, FDA issued a Guidance document (the “January 2020 Guidance”) that stated it would be prioritizing enforcement of several categories of electronic nicotine delivery systems (“ENDS”) products: (1) flavored, cartridge-based ENDS products (other than tobacco- or menthol-flavored ENDS products); (2) ENDS products for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access; (3) ENDS products targeted to minors or whose marketing is likely to promote the use of ENDS by minors; and (4) ENDS products offered for sale after the May 12, 2020, premarket application deadline for which the manufacturer has not submitted a premarket application. The policy outlined several factors the agency would consider in its enforcement of flavored cigars going forward but did not drastically restrict those products as it had considered in its March 2019 Guidance proposal. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings. For example, as noted above, the FDA recently acted to modify the deadline for premarket applications from May 12, 2020, to September 9, 2020.

As a result of the implementation of the modified Remedy Order, we would not be permitted to continue marketing our existing “deemed” products that the FDA regulates as tobacco products past September 9, 2020, unless the product is grandfathered or we file an application for each such product by that date.  We expect to be able to make appropriate premarket filing by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics, but does not raise different questions of public health. FDA has issued a number of proposed rules related to premarket filings; however, none of these rules are final yet, and their requirements may shift before being finalized. We believe we have products that meet the requisite standards and that we will be able to efficiently produce satisfactory premarket filings. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, the Remedy Order will not be further altered or that unforeseen circumstances will not arise that prevent us from filing applications or otherwise increase the amount of time and money we are required to spend to successfully file all necessary premarket applications. Even if we successfully file all of our premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed, may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs in our inventory position, and future revenues may be adversely impacted.

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

Note 3. Acquisitions

Durfort Holdings

In June 2020, the Company purchased certain tobacco assets and distribution rights from Durfort Holdings S.R.L. (“Durfort”) and Blunt Wrap USA for $47.8 million in total consideration, comprised of $37.8 million in cash, including $1.8 million of capitalized transaction costs, and a $10.0 million Promissory Note. With this transaction, the Company acquired co-ownership in the intellectual property rights of all of Durfort’s and Blunt Wrap USA’s Homogenized Tobacco Leaf (“HTL”) cigar wraps and cones. The Company also entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the USA which is expected to be effective within 120 days of the closing. Durfort is an industry leader in alternative cigar and cigar wrap manufacturing and distribution. Blunt Wrap USA has been an innovator of new products in the smoking alternative market since 1997 and has secured patents in the USA and internationally for novel smoking wrappers and cones. As of June 30, 2020, the Company had not completed the accounting for the acquisition. The transaction was accounted for as an asset purchase with the purchase price of $47.8 million assigned to intellectual property, which has an indefinite life, and is currently deductible for tax purposes.

Solace Technologies

In July 2019, the Company purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash, $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of the Company’s common stock to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 performance based restricted stock units with a fair value of $4.62 million were issued to former owners who became employees. See Note 15, “Share Incentive Plans”, for further details. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. The Company intends to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X development engine. As of June 30, 2020, the Company had not completed the accounting for the acquisition. The following purchase price and goodwill and other intangibles are based on the excess of the acquisition price over the estimated fair value of the tangible assets acquired and are based on management’s preliminary estimates:

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three and six months ended June 30, 2020 and 2019.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at June 30, 2020, and December 31, 2019, resulted in a liability of $4.7 million and $2.5 million, respectively, included in other long-term liabilities.

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

Long-Term Debt

The Company’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of June 30, 2020, the fair value of the 2018 First Lien Term Loan approximated $141.0 million. As of December 31, 2019, the fair value of the 2018 First Lien Term Loan approximated $146.0 million.

The Convertible Senior Notes bear interest at a rate of 2.50% per year and the fair value approximated $143.1 million, with a carrying value of $172.5 million as of June 30, 2020. As of December 31, 2019, the fair value of the Convertible Senior Notes approximated $140.1 million, with a carrying value of $172.5 million.

Note Payable – Promissory Note

The fair value of the Promissory Note approximates its carrying value of $10,000 due to the recency of the note’s issuance, related to the quarter ended June 30, 2020.

Note Payable – Unsecured Loan

The fair value of the Unsecured Note approximates its carrying value of $7,485 due to the recency of the note’s issuance, related to the quarter ended June 30, 2020.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at June 30, 2020 and December 31, 2019. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $4.7 million and $2.5 million as of June 30, 2020 and December 31, 2019, respectively.

Note 6. Inventories

The components of inventories are as follows:

	June 30, 2020	December 31, 2019
Raw materials and work in process	$7,552	$7,050
Leaf tobacco	38,550	32,763
Finished goods - Smokeless products	5,595	5,680
Finished goods - Smoking products	7,902	13,138
Finished goods - NewGen products	20,972	17,111
Other	581	989
Gross Inventory	81,152	76,731
LIFO reserve	(5,596)	(5,752)
Net Inventory	$75,556	$70,979

The inventory valuation allowance was $18.6 million and $21.5 million as of June 30, 2020, and December 31, 2019, respectively. Inventory reserves increased in the fourth quarter 2019 as a result of additional reserves necessary for products in our NewGen segment primarily from increased regulation.

Note 7. Other Current Assets

Other current assets consists of:

	June 30, 2020	December 31, 2019
Inventory deposits	$5,445	$4,012
Prepaid taxes	1,189	3,673
Other	10,067	8,430
Total	$16,701	$16,115

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	June 30, 2020	December 31, 2019
Land	$22	$22
Buildings and improvements	2,655	2,655
Leasehold improvements	2,470	2,567
Machinery and equipment	15,511	14,516
Furniture and fixtures	8,588	8,502
Gross property, plant and equipment	29,246	28,262
Accumulated depreciation	(15,903)	(14,446)
Net property, plant and equipment	$13,343	$13,816

Note 9. Other Assets

Other assets consists of:

	June 30, 2020	December 31, 2019
Equity investments	$5,421	$5,421
Pension assets	1,820	1,686
Other	4,271	3,566
Total	$11,512	$10,673

In July 2019, the Company obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”), for $1.0 million paid at closing. The Company also received options to acquire up to a 50% ownership position in ReCreation.

Note 10. Accrued Liabilities

Accrued liabilities consists of:

	June 30, 2020	December 31, 2019
Accrued payroll and related items	$4,206	$5,267
Customer returns and allowances	5,446	6,160
Taxes payable	2,480	705
Lease liabilities	2,627	2,218
Accrued interest	2,057	1,909
Other	8,777	10,261
Total	$25,593	$26,520

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	June 30, 2020	December 31, 2019
2018 First Lien Term Loan	$141,000	$146,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	-
Note payable - Unsecured Loan	7,485	-
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	330,985	322,740
Less deferred finance charges	(5,778)	(6,466)
Less debt discount	(28,583)	(32,083)
Less current maturities	(12,000)	(15,240)
Notes payable and long-term debt	$284,624	$268,951

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”).  In connection with the Convertible Senior Notes offering, the Company entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 2.93% at June 30, 2020. At June 30, 2020, the Company had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.6 million, resulting in $46.4 million of availability under the 2018 Revolving Credit Facility at June 30, 2020.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $1.8 million and $3.5 million of amortization for the three and six months, respectively, ended June 30, 2020.

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

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, the Company issued an unsecured subordinated promissory note (“Promissory Note”) in the principal amount of $10.0 million (the “Principal Amount”), with an annual interest rate of 7.5%, payable quarterly, with the first payment due September 10, 2020. The Principal Amount is payable in two $5.0 million installments, with the first installment due 18 months after the closing date of the acquisition (June 10, 2020), and the second installment due 36 months after the closing date of the acquisition. The second installment is subject to reduction for certain amounts payable by the Company as a holdback.

Unsecured Loan

On April 6, 2020, the 2018 First Lien Credit Facility was amended to allow for an unsecured loan under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”). On April 17, 2020, NTC entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan. The proceeds of the loan were received on April 27, 2020. The loan is scheduled to mature on April 17, 2022 and has a 1.00% interest rate.

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

The components of lease expense consisted of the following:

	Three Months Ended June 30,
	2020	2019

Operating lease cost
Cost of sales	$225	$232
Selling, general and administrative	606	605
Variable lease cost (1)	44	125
Short-term lease cost	26	35
Sublease income	(30)	(20)
Total	$871	$977

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Six Months Ended June 30,
	2020	2019

Operating lease cost
Cost of sales	$458	$424
Selling, general and administrative	1,004	1,160
Variable lease cost (1)	356	370
Short-term lease cost	109	89
Sublease income	(60)	(50)
Total	$1,867	$1,993

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	June 30, 2020	December 31, 2019
Assets:
Right of use assets	$13,243	$12,130
Total lease assets	$13,243	$12,130

Liabilities:
Current lease liabilities (2)	$2,627	$2,218
Long-term lease liabilities	11,813	11,067
Total lease liabilities	$14,440	$13,285

(2)	Reported within accrued liabilities on the balance sheet

	As of June 30,
	2020	2019
Weighted-average remaining lease term - operating leases	7.6 years	8.5 years
Weighted-average discount rate - operating leases	5.65%	6.53%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

As of June 30, 2020, and December 31, 2019, maturities of lease liabilities consisted of the following:

	June 30, 2020	December 31, 2019
2020	$1,648	$2,924
2021	3,268	2,730
2022	2,828	2,165
2023	2,451	1,782
2024	1,364	1,028
Years thereafter	6,312	6,297
Total lease payments	$17,871	$16,926
Less: Imputed interest	3,431	3,641
Present value of lease liabilities	$14,440	$13,285

During the second quarter of the year, the Company entered into two new lease agreements, terminated six lease agreements, primarily retail spaces, and had various new and terminated car leases. These changes resulted in additional lease liabilities of $0.8 million as of June 30, 2020. Additionally, the Company further impaired certain right of use assets, mainly related to store closures, pending final negotiations with the lessor for $0.1 million.

Note 13. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2020, was 26.1% and 25.2%, respectively, which includes a discrete tax deduction of $0.0 million and $0.9 million for the three and six months ended June 30, 2020, respectively, relating to stock option exercises. The Company’s effective income tax rate for the three and six months ended June 30, 2019, was 18.4% and 19.4%, respectively, which includes a discrete tax deduction of $3.7 million and $4.5 million for the three and six months ended June 30, 2019, respectively, relating to stock option exercises.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019

Service cost	$-	$26	$-	$-
Interest cost	95	130	-	25
Expected return on plan assets	(161)	(161)	-	-
Amortization of (gains) losses	36	36	(74)	(41)
Net periodic benefit (income) cost	$(30)	$31	$(74)	$(16)

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019

Service cost	$-	$52	$-	$-
Interest cost	190	260	-	51
Expected return on plan assets	(322)	(323)	-	-
Amortization of (gains) losses	72	73	(131)	(83)
Net periodic benefit (income) cost	$(60)	$62	$(131)	$(32)

Note 15. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of  June 30, 2020, net of forfeitures, there were 16,159 shares of restricted stock, 440,132 performance-based restricted stock units, and 613,279 options granted under the 2015 Plan. There are 330,430 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	659,574	$9.00	$3.34

Granted	180,780	43.89	14.34
Exercised	(129,067)	5.72	2.58
Forfeited	(14,571)	34.55	11.10
Outstanding, December 31, 2019	696,716	18.13	6.17

Granted	155,000	14.85	4.41
Exercised	(43,354)	5.66	2.57
Forfeited	(1,289)	30.07	9.63
Outstanding, June 30, 2020	807,073	$18.15	$6.02

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019, was $0.9 million, and $4.5 million, respectively.

At June 30, 2020, under the 2006 Plan, the outstanding stock options’ exercise price for 273,247 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 3.11 years. The Company estimates the expected life of these stock options is ten years  from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At June 30, 2020, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019	March 18, 2020
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000	155,000
Options outstanding at June 30, 2020	28,700	65,907	86,180	26,000	147,239	25,000	154,800
Number exercisable at June 30, 2020	28,700	65,907	57,686	26,000	50,140	8,250	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89	$14.85
Remaining lives	6.62	6.88	7.69	7.71	8.73	9.32	9.72
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%	0.79%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%	35.72%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%	0.95%	1.49%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27	$4.41

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.2 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded compensation expense related to the options of approximately $0.6 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. Total unrecognized compensation expense related to options at June 30, 2020, is $1.2 million, which will be expensed over 1.90 years.

Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied. As of June 30, 2020, there are 440,132 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of June 30, 2020.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019	March 18, 2020
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582	90,000
PRSUs outstanding at June 30, 2020	83,000	93,000	85,550	-	88,582	90,000
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15	$14.85
Remaining lives	1.50	2.50	3.50	-	2.50	4.50

The Company recorded compensation expense related to the PRSUs of approximately $0.4 million and $0.5 million in the consolidated statements of income for the three months ended June 30, 2020 and 2019, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $0.7 million and $0.7 million in the consolidated statements of income for the six months ended June 30, 2020 and 2019, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at June 30, 2020, is $9.8 million which will be expensed over the service periods based on the probability of achieving the performance condition.

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

Franchisors are defendants from time to time in the ordinary course of business. In certain of these cases, the amounts of punitive and compensatory damages sought are significant. One of the Company’s subsidiaries is a defendant in a lawsuit brought by a franchisee. In that case, the franchisee is seeking compensatory and punitive damages and rescission of their franchise agreement, alleging that the Company’s subsidiary failed to make certain disclosures in the Franchise Disclosure Document. The subsidiary is evaluating these claims, the potential defenses to them as well as available counterclaims. The subsidiary believes that termination of the franchise agreement was proper, no damages are due and the franchisee is bound by an arbitration agreement pursuant to the terms of their franchise agreement (and therefore it was improper to pursue litigation). The former franchisee has also named various other parties, including the Company and another subsidiary asserting the same claims, as well as a claim for a declaratory judgment, that the Company and the subsidiary should be found liable as successor entities, or under the doctrines of “de facto merger”, or alter ego.  The Company and the subsidiary have moved to stay the case pending the arbitration noted above.  Both motions remain pending.  While the Company and its subsidiaries believe they have good and valid defenses to the claims, there can be no assurance that the Company and its subsidiaries will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

Note 17. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$9,227			$13,205

Basic EPS:
Weighted average		19,507,874	$0.47		19,621,695	$0.67

Diluted EPS:
Effect of dilutive securities:
Stock options		326,471			510,285
		19,834,345	$0.47		20,131,980	$0.66

	Six Months Ended June 30,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$12,502			$19,765

Basic EPS:
Weighted average		19,598,660	$0.64		19,590,817	$1.01

Diluted EPS:
Effect of dilutive securities:
Stock options		274,066			305,142
		19,872,726	$0.63		19,895,959	$0.99

For the three and six months ended June 30, 2020, the effect of the 3,202,808 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the Company’s average stock price did not exceed $53.86 during those periods.

Note 18. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: Smokeless products, Smoking products, and NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) markets cigarette papers, tubes, and related products; (ii) contracts for, markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) markets and distributes a wide assortment of vaping and CBD related products to non-traditional retail outlets via VaporBeast, Vapor Shark, IVG and Solace; and (iii) markets and distributes a wide assortment of vapor and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended June 30,
	2020	2019

Net sales
Smokeless products	$30,822	$26,176
Smoking products	27,403	25,363
NewGen products	46,738	41,800
Total	$104,963	$93,339

Gross profit
Smokeless products	$16,664	$14,063
Smoking products	15,671	13,738
NewGen products	15,757	13,382
Total	$48,092	$41,183

Operating income (loss)
Smokeless products	$12,240	$9,731
Smoking products	12,227	10,374
NewGen products (2)	3,271	7,451
Corporate unallocated (1)	(10,402)	(7,615)
Total	$17,336	$19,941

Interest expense, net	4,980	3,736
Investment income	(34)	(118)
Loss on extinguishment of debt	-	150
Net periodic income, excluding service cost	(104)	(11)

Income before income taxes	$12,494	$16,184

Capital expenditures
Smokeless products	$838	$525
Smoking products	-	-
NewGen products	241	553
Total	$1,079	$1,078

Depreciation and amortization
Smokeless products	$524	$365
Smoking products	-	-
NewGen products	700	631
Total	$1,224	$996

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes VMR settlement gain of $5.5 million for the three months ended June 30, 2020.

	Six Months Ended June 30,
	2020	2019

Net sales
Smokeless products	$57,317	$48,720
Smoking products	56,317	50,882
NewGen products	82,018	85,365
Total	$195,652	$184,967

Gross profit
Smokeless products	$30,538	$26,136
Smoking products	31,803	27,222
NewGen products	27,182	28,289
Total	$89,523	$81,647

Operating income (loss)
Smokeless products	$21,986	$17,218
Smoking products	24,644	20,320
NewGen products (2)	3,748	10,289
Corporate unallocated (1)	(24,005)	(15,851)
Total	$26,373	$31,976

Interest expense, net	9,974	7,592
Investment income	(125)	(262)
Loss on extinguishment of debt	-	150
Net periodic income, excluding service cost	(191)	(22)

Income before income taxes	$16,715	$24,518

Capital expenditures
Smokeless products	$1,698	$1,102
Smoking products	-	-
NewGen products	258	862
Total	$1,956	$1,964

Depreciation and amortization
Smokeless products	$1,043	$722
Smoking products	-	-
NewGen products	1,457	1,164
Total	$2,500	$1,886

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes VMR settlement gain of $5.5 million for the six months ended June 30, 2020.

	June 30, 2020	December 31, 2019
Assets
Smokeless products	$126,464	$120,723
Smoking products	189,558	145,831
NewGen products	92,628	90,899
Corporate unallocated (1)	58,568	89,131
Total	$467,218	$446,584

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended June 30,
	2020	2019

Business to Business	$30,368	$30,737
Business to Consumer - Online	15,052	8,466
Business to Consumer - Corporate store	1,318	2,566
Other	-	31
Total	$46,738	$41,800

	NewGen Segment
	Six Months Ended June 30,
	2020	2019

Business to Business	$55,647	$63,200
Business to Consumer - Online	23,186	16,685
Business to Consumer - Corporate store	3,111	5,365
Other	74	115
Total	$82,018	$85,365

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended June 30,
	2020	2019
Domestic	$101,990	$91,516
Foreign	2,973	1,823
Total	$104,963	$93,339

	Six Months Ended June 30,
	2020	2019
Domestic	$189,558	$180,285
Foreign	6,094	4,682
Total	$195,652	$184,967

Note 19. Dividends and Share Repurchase

The most recent dividend of $0.05 per common share was paid on July 10, 2020, to shareholders of record at the close of business on June 19, 2020.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization is subject to the ongoing discretion of the Board. The total number of shares repurchased for the six months ended was 256,863 shares for a total cost of $5.3 million and an average price per share of $20.59.

Note 20. Subsequent Events

Standard Diversified Inc. (“SDI”) Reorganization

On July 16, 2020, the Company completed its merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of the Company in a tax-free downstream merger. Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share of SDI Common Stock at the time of the merger. SDI divested its assets, other than the Company’s stock, prior to close such that the net liabilities at closing did not exceed $25,000 (whole dollars) and the only assets that it retained was the remaining TPB Common Stock holdings. The Company no longer has a controlling shareholder and 245,234 shares of TPB Common Stock were retired.

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

Organizational Structure

We, Turning Point Brands, Inc., are a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, Standard Merger Sub, LLC (“SMS”), North Atlantic Wrap Company, LLC (“NAWC”), TPB Services, LLC (“TPBS”), and Turning Point Brands (Canada) Inc. (“TPBC”).  NATC includes subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”). TPLLC includes subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), Nu-X Ventures LLC (“Nu-X”), Nu-Tech Holdings LLC (“Nu-Tech”), and South Beach Holdings, LLC (“South Beach”).

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

We believe there are meaningful opportunities to grow our business organically and through acquisitions and joint ventures across all product categories. As of December 31, 2019, our products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 210,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores.

Products

We operate in three segments: Smokeless products, Smoking products and NewGen products. In our Smokeless products segment, we (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In our Smoking products segment, we principally (i) market and distribute cigarette papers, tubes, and related products; and (ii) contract for, market and distribute finished cigars and MYO cigar wraps. In our NewGen products segment, we (i) market and distribute CBD, liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi B2C online platform. Our portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast®, VaporFi® and Solace© in the NewGen segment.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

●	Our ability to further penetrate markets with our existing products;
●	Our ability to introduce new products and product lines that complement our core business;
●	Decreasing interest in some tobacco products among consumers;
●	Price sensitivity in our end-markets;
●	Marketing and promotional initiatives, which cause variability in our results;
●	General economic conditions, including consumer access to disposable income;
●	Cost and increasing regulation of promotional and advertising activities;
●	Cost of complying with regulation, including the “deeming regulations”;
●	Counterfeit and other illegal products in our end-markets;
●	Currency fluctuations;
●	Our ability to identify attractive acquisition opportunities in OTP; and
●	Our ability to integrate acquisitions.

Recent Developments

Durfort Holdings

In June 2020, we purchased certain tobacco assets and distribution rights from Durfort Holdings S.R.L. (“Durfort”) and Blunt Wrap USA for $47.8 million in total consideration, comprised of $37.8 million in cash, including $1.8 million of capitalized transaction costs, and a $10.0 million Promissory Note. With this transaction, we acquired co-ownership in the intellectual property rights of all of Durfort’s and Blunt Wrap USA’s HTL cigar wraps and cones. We also entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the USA which is expected to be effective within 120 days of the closing. Durfort is an industry leader in alternative cigar and cigar wrap manufacturing and distribution. Blunt Wrap USA has been an innovator of new products in the smoking alternative market since 1997 and has secured patents in the USA and internationally for novel smoking wrappers and cones.

COVID-19 Impact

 As a result of the extraordinary situation we are facing, our focus is on the safety and well-being of our colleagues and the communities and customers we serve. As an organization, we have implemented several changes to enhance safety and mitigate health risk in our work environment. For our warehouse and manufacturing operations, these include split shifts, temperature scans, additional contactless hand sanitizing stations, protective equipment, social distancing guidelines, and increased cleaning and sanitization. These changes resulted in higher operational costs related to maintaining a safer work environment and fulfilling orders.

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

We hired additional employees in our Louisville facility and implemented temporary wage increases for our hourly employees to meet increased demand. We shifted production capacity to manufacture hand sanitizers and have donated bottles to hospitals, nursing homes and first responders in our local communities.

COVID-19 may impact our results. Our third-party cigar wrap manufacturer in the Dominican Republic was temporarily shut down. Our supply chain has remained operational otherwise. In-person selling has been dramatically dampened, which may affect new product launches. Select budgeted annual price increases will be delayed. Our B2C platforms have seen elevated sales levels from consumer shifts to online purchasing and we gained market share. We continue to monitor this challenging environment closely and will make necessary adjustments as needed to make sure we are serving our employees and customers, while also protecting the safety of employees and communities.

Standard Diversified Inc. (“SDI”) Reorganization

On July 16, 2020, we completed our merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of TPB in a tax-free downstream merger. Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share SDI Common Stock. SDI divested its assets prior to close such that the net liabilities at closing did not exceed $25,000 (whole dollars) and the only assets that it retained was the remaining TPB Common Stock holdings. We no longer have a controlling shareholder and 245,234 shares of TPB Common Stock were retired. The transaction significantly improved the public float of shares outstanding and eliminated the overhang of a controlling holding company structure.

Premarket Tobacco Application Deadline Extension

The United States District Court for the District of Maryland agreed to an FDA request filed for a 120-day extension of the premarket tobacco application deadline for many e-cigarettes, cigars and other tobacco products. FDA stated that the extension was needed because of the impacts of the coronavirus on both the agency and the industry. The Court-modified Remedy Order had the effect of moving the premarket filing deadline from May 12, 2020 to September 9, 2020. FDA subsequently issued Guidance in line with the modified Remedy Order.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020, to the Three Months Ended June 30, 2019

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$30,822	$26,176	17.7%
Smoking products	27,403	25,363	8.0%
NewGen products	46,738	41,800	11.8%
Total net sales	104,963	93,339	12.5%
Cost of sales	56,871	52,156	9.0%
Gross profit
Smokeless products	16,664	14,063	18.5%
Smoking products	15,671	13,738	14.1%
NewGen products	15,757	13,382	17.7%
Total gross profit	48,092	41,183	16.8%

Selling, general, and administrative expenses	30,756	21,242	44.8%
Operating income	17,336	19,941	-13.1%
Interest expense, net	4,980	3,736	33.3%
Investment income	(34)	(118)	-71.2%
Loss on extinguishment of debt	-	150
Net periodic income, excluding service cost	(104)	(11)	845.5%
Income before income taxes	12,494	16,184	-22.8%
Income tax expense	3,267	2,979	9.7%
Consolidated net income	$9,227	$13,205	-30.1%

Net Sales:  For the three months ended June 30, 2020, consolidated net sales increased to $105.0 million from $93.3 million for the three months ended June 30, 2019, an increase of $11.6 million or 12.5%. The increase in net sales was driven by increased volume across all segments in 2020.

For the three months ended June 30, 2020, net sales in the Smokeless products segment increased to $30.8 million from $26.2 million for the three months ended June 30, 2019, an increase of $4.6 million or 17.7%. For the three months ended June 30, 2020, volume increased 13.9% and price/mix increased 3.8%. The increase in net sales was driven by the continuing double-digit volume growth of Stoker’s® MST. Sales in chewing tobacco products were up mid-single digits as compared to prior year.

For the three months ended June 30, 2020, net sales in the Smoking products segment increased to $27.4 million from $25.4 million for the three months ended June 30, 2019, an increase of $2.0 million or 8.0%. For the three months ended June 30, 2020, volume increased 7.5% and price/mix increased 0.5%. The increase in net sales is primarily related to double digit growth in US rolling papers and Canada papers, partially offset by a $2.4 million decline in MYO cigar wraps due to COVID-19 related supply disruption and a $0.4 million decline in non-focus cigars and MYO.

For the three months ended June 30, 2020, net sales in the NewGen products segment increased to $46.7 million from $41.8 million for the three months ended June 30, 2019, an increase of $4.9 million or 11.8%. The increase in net sales is the result of strong market share gains in our vape distribution business and positive contributions from Solace and other Nu-X products.

Gross Profit:  For the three months ended June 30, 2020, consolidated gross profit increased to $48.1 million from $41.2 million for the three months ended June 30, 2019, an increase of $6.9 million or 16.8%. Gross profit as a percentage of revenue increased to 45.8% for the three months ended June 30, 2020, compared to 44.1% for the three months ended June 30, 2019.

For the three months ended June 30, 2020, gross profit in the Smokeless products segment increased to $16.7 million from $14.1 million for the three months ended June 30, 2019, an increase of $2.6 million or 18.5%. Gross profit as a percentage of net sales increased to 54.1% of net sales for the three months ended June 30, 2020, from 53.7% of net sales for the three months ended June 30, 2019, primarily as a as a result of strong incremental margin contribution of MST.

For the three months ended June 30, 2020, gross profit in the Smoking products segment increased to $15.7 million from $13.7 million for the three months ended June 30, 2019, an increase of $1.9 million or 14.1%. Gross profit as a percentage of net sales increased to 57.2% of net sales for the three months ended June 30, 2020, from 54.2% of net sales for the three months ended June 30, 2019, as a result of increased US rolling paper sales and a continued decline in the low margin cigar business. For the three months ended June 30, 2020 non-focus cigar and MYO pipe sales declined $0.4 million as compared to the three months ended June 30, 2019.

For the three months ended June 30, 2020, gross profit in the NewGen products segment increased to $15.8 million from $13.4 million for the three months ended June 30, 2019, an increase of $2.4 million or 17.7%. Gross profit as a percentage of net sales increased to 33.7% of net sales for the three months ended June 30, 2020, from 32.0% of net sales for the three months ended June 30, 2019 primarily due to an increase in mix of proprietary products and strong growth from our higher gross margin B2C business. For the three months ended June 30, 2020, gross profit included $3.6 million of tariff expenses compared to $2.0 million for the three months ended June 30, 2019.

Selling, General, and Administrative Expenses:  For the three months ended June 30, 2020, selling, general, and administrative expenses increased to $30.8 million from $21.2 million for the three months ended June 30, 2019, an increase of $9.5 million or 44.8%. Selling, general and administrative expenses in the three months ended June 30, 2020 included $0.8 million of stock options, restricted stock and incentives expense, $0.3 million of transaction expenses and $3.3 million of expense related to PMTA. Selling, general and administrative expenses in the three months ended June 30, 2019 included $1.2 million of stock option, restricted stock and incentives expense, $0.2 million of transaction costs, $0.2 million in corporate and vapor restructuring and $1.3 million of new product launch costs for Nu-X products. These costs were partially offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement during the second quarter 2019.

Interest Expense, net:  For the three months ended June 30, 2020, as a result of the amortization of the debt discount on the Convertible Senior Notes of $1.8 million, interest expense, net increased to $5.0 million, from $3.7 million for the three months ended June 30, 2019.

Investment Income:  Investment income relating to investment of the MSA deposits was less than $0.1 million for the three months ended June 30, 2020, compared to approximately $0.1 million for the three months ended June 30, 2019.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the three months ended June 30, 2020, compared to $0.2 million for the three months ended June 30, 2019 related to the payment on the 2018 Second Lien Credit Facility.

Net Periodic Income: Net periodic income was $0.1 million for the three months ended June 30, 2020 and less than $0.1 million for the three months ended June 30, 2019.

Income Tax Expense:  Our income tax expense of $3.3 million was 26.1% of income before income taxes for the three months ended June 30, 2020. Our effective income tax rate of 18.4% for the three months ended June 30, 2019 included a discrete tax deduction $0.9 million relating to stock option exercises.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended June 30, 2020 and 2019, was $9.2 million and $13.2 million, respectively.

Comparison of the Six Months Ended June 30, 2020, to the Six Months Ended June 30, 2019

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2020	2019	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$57,317	$48,720	17.6%
Smoking products	56,317	50,882	10.7%
NewGen products	82,018	85,365	-3.9%
Total net sales	195,652	184,967	5.8%
Cost of sales	106,129	103,320	2.7%
Gross profit
Smokeless products	30,538	26,136	16.8%
Smoking products	31,803	27,222	16.8%
NewGen products	27,182	28,289	-3.9%
Total gross profit	89,523	81,647	9.6%

Selling, general, and administrative expenses	63,150	49,671	27.1%
Operating income	26,373	31,976	-17.5%
Interest expense, net	9,974	7,592	31.4%
Investment income	(125)	(262)	-52.3%
Loss on extinguishment of debt	-	150
Net periodic income, excluding service cost	(191)	(22)	768.2%
Income before income taxes	16,715	24,518	-31.8%
Income tax expense	4,213	4,753	-11.4%
Consolidated net income	$12,502	$19,765	-36.7%

Net Sales:  For the six months ended June 30, 2020, consolidated net sales increased to $195.7 million from $185.0 million for the six months ended June 30, 2019, an increase of $10.7 million or 5.8%. The increase in net sales was primarily driven by increased sales volume in the Smoking and Smokeless segments, partially offset by lower sales in the NewGen segment.

For the six months ended June 30, 2020, net sales in the Smokeless products segment increased to $57.3 million from $48.7 million for the six months ended June 30, 2019, an increase of $8.6 million or 17.6%. For the six months ended June 30, 2020, volume increased 15.2% and price/mix increased 2.4%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST.

For the six months ended June 30, 2020, net sales in the Smoking products segment increased to $56.3 million from $50.9 million for the six months ended June 30, 2019, an increase of $5.4 million or 10.7%. For the six months ended June 30, 2020, volume increased 9.2% and price/mix increased 1.5%. The increase in net sales is primarily related to double digit growth in US and Canada papers, partially offset by a $0.9 million decline in non-focus cigars and MYO pipe.

For the six months ended June 30, 2020, net sales in the NewGen products segment decreased to $82.0 million from $85.4 million for the six months ended June 30, 2019, a decrease of $3.3 million or 3.9%. The decrease in net sales is primarily the result of the discontinuance of V2 at the end of the second quarter 2019.

Gross Profit:  For the six months ended June 30, 2020, consolidated gross profit increased to $89.5 million from $81.6 million for the six months ended June 30, 2019, an increase of $7.9 million or 9.6%. Gross profit as a percentage of revenue increased to 45.8% for the six months ended June 30, 2020, compared to 44.1% for the six months ended June 30, 2019.

For the six months ended June 30, 2020, gross profit in the Smokeless products segment increased to $30.5 million from $26.1 million for the six months ended June 30, 2019, an increase of $4.4 million or 16.8%. Gross profit as a percentage of net sales decreased to 53.3% of net sales for the six months ended June 30, 2020, from 53.6% of net sales for the six months ended June 30, 2019, primarily as a result of strong incremental margin contribution of MST.

For the six months ended June 30, 2020, gross profit in the Smoking products segment increased to $31.8 million from $27.2 million for the six months ended June 30, 2019, an increase of $4.6 million or 16.8%. Gross profit as a percentage of net sales increased to 56.5% of net sales for the six months ended June 30, 2020, from 53.5% of net sales for the six months ended June 30, 2019, as a result of increased US and Canada paper sales and a continued decline in the low margin cigar business. For the six months ended June 30, 2020 non-focus cigar and MYO pipe sales declined $0.9 million as compared to the six months ended June 30, 2019.

For the six months ended June 30, 2020, gross profit in the NewGen products segment decreased to $27.2 million from $28.3 million for the six months ended June 30, 2019, a decrease of $1.1 million or 3.9%. Gross profit as a percentage of net sales remained flat at 33.1% of net sales for the six months ended June 30, 2020 and June 30, 2019. For the six months ended June 30, 2020, gross profit included $6.4 million of tariff expenses compared to $4.0 million for the six months ended June 30, 2019.

Selling, General, and Administrative Expenses:  For the six months ended June 30, 2020, selling, general, and administrative expenses increased to $63.2 million from $49.7 million for the six months ended June 30, 2019, an increase of $13.5 million or 27.1%. Selling, general and administrative expenses in the six months ended June 30, 2020 included $1.2 million of stock options, restricted stock and incentives expense, $1.3 million of transaction expenses and $9.2 million of expense related to PMTA. Selling, general and administrative expenses in the six months ended June 30, 2019 included $1.9 million of stock option, restricted stock and incentives expense, $1.1 million of transaction costs, $1.2 million in corporate and vapor restructuring and $1.7 million of new product launch costs for Nu-X products. These costs were partially offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement during the second quarter 2019.

Interest Expense, net:  For the six months ended June 30, 2020, as a result of the amortization of the debt discount on the Convertible Senior Notes of $3.5 million, interest expense, net increased to $10.0 million, from $7.6 million for the six months ended June 30, 2019.

Investment Income:  Investment income relating to investment of the MSA deposits was $0.1 million for the six months ended June 30, 2020, compared to $0.3 million for the six months ended June 30, 2019.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the six months ended June 30, 2020, compared to $0.2 million for the six months ended June 30, 2019 related to the payment on the 2018 Second Lien Credit Facility.

Net Periodic Income: Net periodic income was $0.2 million for the six months ended June 30, 2020 and less than $0.1 million for the six months ended June 30, 2019.

Income Tax Expense:  Our income tax expense of $4.2 million was 25.2% of income before income taxes for the six months ended June 30, 2020 and included a discrete tax deduction of $3.7 million relating to stock option exercises. Our effective income tax rate of 19.4% for the six months ended June 30, 2019 included a discrete tax deduction of $4.5 million relating to stock option exercises.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the six months ended June 30, 2020 and 2019, was $12.5 million and $19.8 million, respectively.

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

	Three Months Ended
(in thousands)	June 30,
	2020	2019
Consolidated net income	$9,227	$13,205
Add:
Interest expense, net	4,980	3,736
Loss on extinguishment of debt	-	150
Income tax expense	3,267	2,979
Depreciation expense	822	632
Amortization expense	402	364
EBITDA	$18,698	$21,066
Components of Adjusted EBITDA
Other (a)	(260)	(97)
Stock options, restricted stock, and incentives expense (b)	760	1,198
Transaction expenses (c)	290	187
New product launch costs (d)	-	1,270
Corporate and vapor restructuring (e)	-	150
FDA PMTA (f)	3,290	-
Vendor settlement (g)	-	(5,522)
Adjusted EBITDA	$22,778	$18,252

(a) Represents LIFO adjustment, non-cash pension expense (income) and foreign exchange hedging.
(b) Represents non-cash stock options, restricted stock, incentives expense and Solace PRSUs.
(c) Represents the fees incurred for transaction expenses.
(d) Represents product launch costs for our new product lines.
(e) Represents costs associated with corporate and vapor restructuring including severance and inventory reserves.
(f) Represents costs associated with applications related to FDA PMTA.
(g) Represents net gain associated with the settlement of a vendor contract.

	Six Months Ended
(in thousands)	June 30,
	2020	2019
Consolidated net income	$12,502	$19,765
Add:
Interest expense, net	9,974	7,592
Loss on extinguishment of debt	-	150
Income tax expense	4,213	4,753
Depreciation expense	1,673	1,163
Amortization expense	827	723
EBITDA	$29,189	$34,146
Components of Adjusted EBITDA
Other (a)	(347)	(176)
Stock options, restricted stock, and incentives expense (b)	1,215	1,913
Transaction expenses (c)	1,339	1,097
New product launch costs (d)	-	1,712
Corporate and vapor restructuring (e)	-	1,154
FDA PMTA (f)	9,164	-
Vendor settlement (g)	-	(5,522)
Adjusted EBITDA	$40,560	$34,324

(a) Represents LIFO adjustment, non-cash pension expense (income) and foreign exchange hedging.
(b) Represents non-cash stock options, restricted stock, incentives expense and Solace PRSUs.
(c) Represents the fees incurred for transaction expenses.
(d) Represents product launch costs for our new product lines.
(e) Represents costs associated with corporate and vapor restructuring including severance and inventory reserves.
(f) Represents costs associated with applications related to FDA PMTA.
(g) Represents costs associated with settlement of a vendor contract.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our 2018 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. We have $46.4 million of availability under the 2018 Revolving Credit Facility at June 30, 2020.

Our working capital, which we define as current assets less current liabilities, decreased $23.8 million to $109.6 million at June 30, 2020, compared with $133.4 million at December 31, 2019. The decrease is mainly related to the decrease in cash as a result of the June 2020 Durfort acquisition.

	As of
(in thousands)	June 30,	December 31,
	2020	2019

Current assets	$161,561	$189,250
Current liabilities	51,954	55,886
Working capital	$109,607	$133,364

Cash Flows from Operating Activities

For the six months ended June 30, 2020, net cash provided by operating activities was $17.5 million compared to net cash provided by operating activities of $21.7 million for the six months ended June 30, 2019, a decrease of $4.2 million, primarily due to lower net income due to the PMTA expenses in the current year, offset by increased amortization of debt discount and deferred financing costs.

Cash Flows from Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $39.7 million compared to net cash used in investing activities of $0.3 million for the six months ended June 30, 2019, a decrease of $39.4 million, primarily due to the acquisition of certain assets from Durfort.

Cash Flows from Financing Activities

For the six months ended June 30, 2020, net cash used in financing activities was $8.9 million compared to net cash used in financing activities of $20.9 million for the six months ended June 30, 2019, an increase in cash flow of $12.0 million, primarily due to the payment of the revolving credit facility and second lien term loan in 2019.

Dividends and Share Repurchase

The most recent dividend of $0.05 per common share was paid on July 10, 2020, to shareholders of record at the close of business on June 19, 2020.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization is subject to the ongoing discretion of the Board. The total number of shares repurchased for the six months ended June 30, 2020, was 256,863 shares for a total cost of $5.3 million and an average price per share of $20.59.

Long-Term Debt

As of June 30, 2020, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

	June 30,	December 31,
	2020	2019
2018 First Lien Term Loan	$141,000	$146,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	-
Note payable - Unsecured Loan	7,485	-
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	330,985	322,740
Less deferred finance charges	(5,778)	(6,466)
Less debt discount	(28,583)	(32,083)
Less current maturities	(12,000)	(15,240)
Notes payable and long-term debt	$284,624	$268,951

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). In connection with the Senior Notes offering, we entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lending other lending parties thereto. The Amendment was entered into primarily to permit us to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under our 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 2.93% at June 30, 2020. At June 30, 2020, we had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.6 million, resulting in $46.4 million of availability under the 2018 Revolving Credit Facility at June 30, 2020.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, we separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $1.8 million of amortization for the three months ended June 30, 2020.

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

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, we issued an unsecured subordinated promissory note (“Promissory Note”) in the principal amount of $10.0 million (the “Principal Amount”), with an annual interest rate of 7.5%, payable quarterly, with the first payment due September 10, 2020. The Principal Amount is payable in two $5.0 million installments, with the first installment due 18 months after the closing date of the acquisition (June 10, 2020), and the second installment due 36 months after the closing date of the acquisition. The second installment is subject to reduction for certain amounts payable by us as a holdback.

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

Off-balance Sheet Arrangements

During the three months and six months ended June 30, 2020 and the year ended December 31, 2019 we did not execute any forward contracts. At June 30, 2020, and December 31, 2019, we did not have any forward contracts. The Company had interest rate swap contracts for a notional amount of $70 million at June 30, 2020 and December 31, 2019. The fair values of the interest rate swap contracts are based upon quoted market prices and resulted in a liability of $4.7 million and $2.5 million, respectively, as of June 30, 2020 and December 31, 2019, included in other long-term liabilities.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2019 Annual Report on Form 10-K, during the three months ended June 30, 2020. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2019 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally related to interest rate changes applicable to loans under our 2018 Credit Facility. As of June 30, 2020, our 2018 Credit Facility bears interest at variable rates. However, we had swap contracts for a total notional amount of $70 million at June 30, 2020. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $4.7 million as of June 30, 2020. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in interest rates would change pre-tax income by approximately $0.7 million per year. Refer to Note 4, “Derivative Instruments”, of Notes to Consolidated Financial Statements for additional information regarding the interest rate swaps.

In July 2019, we issued Convertible Senior Notes with an aggregate principal amount of $172.5 million. We carry the Convertible Senior Notes at face value less amortized discount on the balance sheet. Since the Convertible Senior Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Senior Notes changes when the market price of our stock fluctuates, or interest rates change. Our remaining debt instruments bear interest at fixed rates and are not subject to interest rate volatility.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2020. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Franchisors are defendants from time to time in the ordinary course of business. In certain of these cases, the amounts of punitive and compensatory damages sought are significant. One of the Company’s subsidiaries is a defendant in a lawsuit brought by a franchisee. In that case, the franchisee is seeking compensatory and punitive damages and rescission of their franchise agreement, alleging that the Company’s subsidiary failed to make certain disclosures in the Franchise Disclosure Document. The subsidiary is evaluating these claims, the potential defenses to them as well as available counterclaims. The subsidiary believes that termination of the franchise agreement was proper, no damages are due and the franchisee is bound by an arbitration agreement pursuant to the terms of their franchise agreement (and therefore it was improper to pursue litigation). The former franchisee has also named various other parties, including the Company and another subsidiary asserting the same claims, as well as a claim for a declaratory judgment, that the Company and the subsidiary should be found liable as successor entities, or under the doctrines of “de facto merger”, or alter ego. The Company and the subsidiary have moved to stay the case pending the arbitration noted above.  Both motions remain pending. While the Company and its subsidiaries believe they have good and valid defenses to the claims, there can be no assurance that the Company and its subsidiaries will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 8, 2020).

10.1
Third Amendment to the First Lien Credit Agreement dated as of April 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Lavan.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on July 28, 2020, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).*

*	Filed or furnished herewith

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

Date: July 28, 2020