Form 10-Q
period 2020-09-30
Turning Point Brands, Inc.
filed 2020-10-27
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

At October 19, 2020, there were 19,164,080 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

●	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
●	our dependence on a small number of third-party suppliers and producers;
●	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	uncertainty and continued evolution of markets containing our NewGen products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources;
●	regulation of our products by the FDA, which has broad regulatory powers;
●	our products are subject to developing and unpredictable regulation, for example, current court action moving forward certain substantial Pre Market Tobacco Application obligations;
●	uncertainty related to the regulation and taxation of our NewGen products;
●	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
●	sensitivity of end-customers to increased sales taxes and economic conditions;
●	substantial and increasing U.S. regulation;
●	possible increasing international control and regulation;
●	failure to comply with certain regulations;
●	imposition of significant tariffs on imports into the U.S.;
●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	some of our products contain nicotine which is considered to be a highly addictive substance;
●	contamination of our tobacco supply or products;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	our amount of indebtedness;
●	the terms of our credit facilities, which may restrict our current and future operations;
●	significant product liability litigation;
●	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
●	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
●	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

●	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;

●	our reliance on information technology;
●	security and privacy breaches;
●	infringement on our intellectual property;
●	third-party claims that we infringe on their intellectual property;
●	failure to manage our growth;
●	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
●	fluctuations in our results;
●	exchange rate fluctuations;
●	adverse U.S. and global economic conditions;
●	departure of key management personnel or our inability to attract and retain talent;
●
future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us; and

●	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) September 30, 2020	December 31, 2019
Current assets:
Cash	$67,403	$95,250
Accounts receivable, net of allowances of $156 in 2020 and $280 in 2019	8,783	6,906
Inventories	73,343	70,979
Other current assets	20,943	16,115
Total current assets	170,472	189,250
Property, plant, and equipment, net	14,003	13,816
Right of use assets	19,064	12,130
Deferred financing costs, net	715	890
Goodwill	154,282	154,282
Other intangible assets, net	79,900	33,469
Master Settlement Agreement (MSA) escrow deposits	32,074	32,074
Other assets	8,721	10,673
Total assets	$479,231	$446,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,958	$14,126
Accrued liabilities	32,009	26,520
Current portion of long-term debt	12,000	15,240
Total current liabilities	54,967	55,886
Notes payable and long-term debt	283,792	268,951
Deferred income taxes	1,875	1,572
Lease liabilities	17,073	11,067
Other long-term liabilities	4,190	2,523
Total liabilities	361,897	339,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,483,861 issued shares, 19,144,901 outstanding shares at September 30, 2020, and 19,680,673 issued and outstanding shares at December 31, 2019	195	197
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	127,758	125,469
Cost of repurchased common stock (338,960 shares at September 30, 2020 and 0 shares at December 31, 2019)	(7,665)	-
Accumulated other comprehensive loss	(3,245)	(3,773)
Accumulated earnings (deficit)	291	(15,308)
Total stockholders’ equity	117,334	106,585
Total liabilities and stockholders’ equity	$479,231	$446,584

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended September 30,
	2020	2019

Net sales	$104,174	$96,800
Cost of sales	55,867	53,984
Gross profit	48,307	42,816
Selling, general, and administrative expenses	32,286	29,784
Operating income	16,021	13,032
Interest expense, net	5,224	3,641
Investment income	(3)	(265)
Loss on extinguishment of debt	-	1,158
Net periodic cost (income), excluding service cost	1,188	(12)
Income before income taxes	9,612	8,510
Income tax expense	1,816	2,236
Consolidated net income	$7,796	$6,274

Basic income per common share:
Consolidated net income	$0.41	$0.32
Diluted income per common share:
Consolidated net income	$0.40	$0.31
Weighted average common shares outstanding:
Basic	19,240,187	19,659,217
Diluted	19,636,989	20,067,413

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Net sales	$299,826	$281,767
Cost of sales	161,996	157,304
Gross profit	137,830	124,463
Selling, general, and administrative expenses	95,436	79,455
Operating income	42,394	45,008
Interest expense, net	15,198	11,233
Investment income	(128)	(527)
Loss on extinguishment of debt	-	1,308
Net periodic cost (income), excluding service cost	997	(34)
Income before income taxes	26,327	33,028
Income tax expense	6,029	6,989
Consolidated net income	$20,298	$26,039

Basic income per common share:
Consolidated net income	$1.04	$1.33
Diluted income per common share:
Consolidated net income	$1.02	$1.32
Weighted average common shares outstanding:
Basic	19,478,297	19,613,868
Diluted	19,858,691	19,777,163

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2020	2019
Consolidated net income	$7,796	$6,274

Other comprehensive income, net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $62 in 2020 and $1 in 2019	1,816	(4)
Unrealized gain on investments, net of tax of $0 in 2020 and $88 in 2019	-	263
Unrealized gain (loss) on derivative instruments, net of tax of $84 in 2020 and $70 in 2019	238	(208)
	2,054	51

Consolidated comprehensive income	$9,850	$6,325

	Nine Months Ended September 30,
	2020	2019
Consolidated net income	$20,298	$26,039

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $57 in 2020 and $4 in 2019	1,830	(11)
Unrealized gain on investments, net of tax of $0 in 2020 and $351 in 2019	-	1,174
Unrealized loss on derivative instruments, net of tax of $516 in 2020 and $563 in 2019	(1,302)	(1,616)
	528	(453)

Consolidated comprehensive income	$20,826	$25,586

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$20,298	$26,039
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	1,308
Pension settlement and curtailment loss	1,188	-
Impairment loss	149	-
Loss (gain) on sale of property, plant, and equipment	36	(12)
Depreciation expense	2,482	1,855
Amortization of other intangible assets	1,304	1,079
Amortization of debt discount and deferred financing costs	6,725	1,018
Deferred income taxes	876	(4)
Stock compensation expense	1,986	2,480
Noncash lease expense	179	-
Changes in operating assets and liabilities:
Accounts receivable	(1,877)	(3,556)
Inventories	(2,364)	(6,704)
Other current assets	(829)	(801)
Other assets	1,941	106
Accounts payable	(3,200)	1,069
Accrued postretirement liabilities	(54)	(125)
Accrued liabilities and other	4,359	(3,739)
Net cash provided by operating activities	$33,199	$20,013

Cash flows from investing activities:
Capital expenditures	$(3,420)	$(4,060)
Acquisitions, net of cash acquired	(37,735)	(7,703)
Restricted cash, MSA deposits	-	29,713
Proceeds on the sale of property, plant and equipment	3	117
Payments for investments	-	(1,421)
Net cash (used in) provided by investing activities	$(41,152)	$16,646

Cash flows from financing activities:
Payments of 2018 first lien term loan	$(8,000)	$(6,000)
Payments of 2018 second lien term loan	-	(40,000)
Payments of 2018 revolving credit facility	-	(26,000)
Proceeds from Convertible Senior Notes	-	172,500
Payment of IVG note	(4,240)	-
Proceeds from unsecured note	7,485	-
Standard Diversified Inc. reorganization, net of cash acquired	(1,737)	-
Payment for call options	-	(20,528)
Payment of dividends	(2,846)	(2,646)
Payments of financing costs	(194)	(6,997)
Exercise of options	303	639
Surrender of restricted stock	-	(84)
Redemption of options	-	(12)
Common stock repurchased	(7,665)	-
Net cash (used in) provided by financing activities	$(16,894)	$70,872

Net (decrease) increase in cash	$(24,847)	$107,531

Cash, beginning of period:
Unrestricted	95,250	3,306
Restricted	32,074	2,361
Total cash at beginning of period	127,324	5,667

Cash, end of period:
Unrestricted	67,403	81,124
Restricted	35,074	32,074
Total cash at end of period	$102,477	$113,198

Supplemental schedule of noncash investing activities:
Hold back for acquisition	$-	$265

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,081	$897
Issuance of note payable for acquisition	$10,000	$-
Accrued expenses for incurred financing costs	$-	$123

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total

Beginning balance July 1, 2020	19,467,164	$197	$126,928	$(5,289)	$(5,299)	$(4,795)	$111,742

Unrecognized pension and postretirement cost adjustment, net of tax of $62	-	-	-	-	1,816	-	1,816
Unrealized gain on derivative instruments, net of tax of $84	-	-	-	-	238	-	238
Stock compensation expense	-	-	772	-	-	-	772
Exercise of options	4,048	-	58	-	-	-	58
Cost of repurchased common stock	(82,097)	-	-	(2,376)	-	-	(2,376)
Standard Diversified Inc. reorganization, net	(244,214)	(2)	-	-	-	(1,735)	(1,737)
Dividends	-	-	-	-	-	(975)	(975)
Net income	-	-	-	-	-	7,796	7,796
Ending balance September 30, 2020	19,144,901	$195	$127,758	$(7,665)	$(3,245)	$291	$117,334

Beginning balance July 1, 2019	19,657,946	$197	$112,366	$-	$(3,040)	$(7,522)	$102,001

Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	-	(4)	-	(4)
Unrealized gain on MSA investments, net of tax of $88	-	-	-	-	263	-	263
Unrealized loss on derivative instruments, net of tax of $70	-	-	-	-	(208)	-	(208)
Stock compensation expense	-	-	1,065	-	-	-	1,065
Restricted stock forfeitures	-	-	-	-	-	-	-
Exercise of options	4,042	-	29	-	-	-	29
Dividends	-	-	-	-	-	(897)	(897)
Purchase of call options, net of tax of $5,091	-	-	(15,437)	-	-	-	(15,437)
Issuance of Convertible Senior Notes, net of tax of $778	-	-	2,253	-	-	-	2,253
Net income	-	-	-	-	-	6,274	6,274
Ending balance September 30, 2019	19,661,988	$197	$100,276	$-	$(2,989)	$(2,145)	$95,339

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total

Beginning balance January 1, 2020	19,680,673	$197	$125,469	$-	$(3,773)	$(15,308)	$106,585

Unrecognized pension and postretirement cost adjustment, net of tax of $57	-	-	-	-	1,830	-	1,830
Unrealized loss on derivative instruments, net of tax of $516	-	-	-	-	(1,302)	-	(1,302)
Stock compensation expense	-	-	1,986	-	-	-	1,986
Exercise of options	47,402	-	303	-	-	-	303
Cost of repurchased common stock	(338,960)	-	-	(7,665)	-	-	(7,665)
Standard Diversified Inc. reorganization, net	(244,214)	(2)	-	-	-	(1,735)	(1,737)
Dividends	-	-	-	-	-	(2,964)	(2,964)
Net income	-	-	-	-	-	20,298	20,298
Ending balance September 30, 2020	19,144,901	$195	$127,758	$(7,665)	$(3,245)	$291	$117,334

Beginning balance January 1, 2019	19,553,857	$196	$110,466	$-	$(2,536)	$(25,503)	$82,623

Unrecognized pension and postretirement cost adjustment, net of tax of $4	-	-	-	-	(11)	-	(11)
Unrealized gain on MSA investments, net of tax of $351	-	-	-	-	1,174	-	1,174
Unrealized loss on derivative instruments, net of tax of $563	-	-	-	-	(1,616)	-	(1,616)
Stock compensation expense	-	-	2,452	-	-	-	2,452
Restricted stock forfeitures	(1,947)	-	(84)	-	-	-	(84)
Exercise of options	110,078	1	638	-	-	-	639
Redemption of options	-	-	(12)	-	-	-	(12)
Dividends	-	-	-	-	-	(2,681)	(2,681)
Purchase of call options, net of tax of $5,091	-	-	(15,437)	-	-	-	(15,437)
Issuance of Convertible Senior Notes, net of tax of $778	-	-	2,253	-	-	-	2,253
Net income	-	-	-	-	-	26,039	26,039
Ending balance September 30, 2019	19,661,988	$197	$100,276	$-	$(2,989)	$(2,145)	$95,339

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Description of Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products with active ingredients. We sell a wide range of products to adult consumers, from our iconic brands to our next generation products to fulfill evolving consumer preferences. Our three focus segments are led by our core, proprietary brands – Stoker’s® in Smokeless Products; Zig-Zag® in Smoking Products; and Nu-X®, Solace® along with our distribution platforms (VaporBeast®, VaporFi® and Direct Vapor®) in NewGen.  The Company’s products are available in more than 210,000 retail outlets in North America. We operate in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.3 million and $4.4 million for the three months ending September 30, 2020 and 2019, respectively. Shipping costs incurred were approximately $17.4 million and $13.6 million for the nine months ending September 30, 2020 and 2019, respectively.

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

Derivative Instruments

Foreign Currency Forward Contracts: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are transferred from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In a number of states targeted flavor bans have been proposed or enacted legislatively or by the administrative process. Depending on the number and location of such bans, that legislation or regulation could have a material adverse effect on the Company’s financial position, results of operations or cash flows. Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around our products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of September 30, 2020, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. At December 31, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. All monies at September 30, 2020 and December 31, 2019 were held in money market savings accounts.

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	September 30, 2020	December 31, 2019
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83

Total	$32,074	$32,074

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

We filed premarket filings prior to the September 9, 2020, deadline for certain of our products and intend to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics, but does not raise different questions of public health. FDA has issued a number of proposed rules related to premarket filings; however, none of these rules are final yet, and their requirements may shift before being finalized. We believe we have products that meet the requisite standards and have filed premarket filings supporting a showing of the respective required standard. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, the Remedy Order will not be further altered or that unforeseen circumstances will not arise that prevent us from sufficiently supplementing or completing our applications or otherwise increase the amount of time and money we are required to spend to receive all necessary marketing orders. Although we filed many premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. This may result in the prioritization of supplementing or completing applications for high priority SKUs in our inventory position, which could adversely impact future revenues.

In addition, we currently distribute many third-party manufactured vapor products for which we will be completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurance that these third-party products will receive a marketing order. While we will take measures to pursue regulatory compliance for our own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by us, which could adversely affect our results of operations and liquidity. For a period of time after the filing deadline, we expect there to be a lack of enforcement, which may adversely affect our ability to compete in the marketplace against those who continue to sell unauthorized products.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This guidance simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the convertible instrument. This guidance also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on the financial statements and related disclosures, as well as the timing of adoption.

Note 3. Acquisitions

Standard Diversified Inc. (“SDI”) Reorganization

On July 16, 2020, the Company completed its merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of the Company in a tax-free downstream merger. Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share of SDI Common Stock at the time of the merger. SDI divested its assets, other than SDI’s TPB Common Stock, prior to close such that the net liabilities at closing were minimal and the only assets that SDI retained were the remaining TPB Common Stock holdings. The transaction was accounted for as an asset purchase for $236.0 million in consideration, comprised of 7,934,704 shares of TPB Common Stock valued at $234.3 million plus transaction costs and assumed net liabilities. $236.0 million was assigned to the 8,178,918 shares of TPB Common Stock acquired. Shares of TPB Common Stock acquired in excess of the shares issued were retired. The Company no longer has a controlling shareholder and 244,214 shares of TPB Common Stock were retired resulting in a charge of $1.7 million recorded in Accumulated earnings (deficit).

Durfort Holdings

In June 2020, the Company purchased certain tobacco assets and distribution rights from Durfort Holdings S.R.L. (“Durfort”) and Blunt Wrap USA for $47.7 million in total consideration, comprised of $37.7 million in cash, including $1.7 million of capitalized transaction costs, and a $10.0 million unsecured subordinated promissory note (“Promissory Note”). With this transaction, the Company acquired co-ownership in the intellectual property rights of all of Durfort’s and Blunt Wrap USA’s Homogenized Tobacco Leaf (“HTL”) cigar wraps and cones. The Company also entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the USA which was effective October 9, 2020. Durfort is an industry leader in alternative cigar and cigar wrap manufacturing and distribution. Blunt Wrap USA has been an innovator of new products in the smoking alternative market since 1997 and has secured patents in the USA and internationally for novel smoking wrappers and cones. The transaction was accounted for as an asset purchase with $42.2 million assigned to intellectual property, which has an indefinite life, and $5.5 million assigned to the Master Distribution Agreement, which has a 15 year life. Both assets are currently deductible for tax purposes.
Solace Technologies

In July 2019, the Company purchased the assets of E-Vape 12, Inc. and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash, $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of TPB Common Stock to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 performance based restricted stock units (“PRSUs”) with a fair value of $4.62 million were issued to former owners who became employees. See Note 15, “Share Incentive Plans”, for further details. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. The Company intends to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X development engine. The Company completed the accounting for the acquisition during the third quarter 2020. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired:

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During the third quarter 2020, the Company executed various forward contracts, which met hedge accounting requirements, for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At September 30, 2020, the Company had forward contracts for the purchase of €19.7 million and sale of €21.4 million. The foreign currency contracts’ fair value at September 30, 2020, resulted in an asset of $0.3 million included in Other current assets and a liability of $0.2 million included in Accrued liabilities.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at September 30, 2020, and December 31, 2019, resulted in a liability of $4.2 million and $2.5 million, respectively, included in other long-term liabilities. Losses of $0.5 million and $1.0 million were reclassified into interest expense for the three and nine months ended September 30, 2020, respectively. Losses of $0.1 million and $0.2 million were reclassified into interest expense for the three and nine months ended September 30, 2019, respectively.

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

Long-Term Debt

The Company’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of September 30, 2020, the fair value of the 2018 First Lien Term Loan approximated $138.0 million. As of December 31, 2019, the fair value of the 2018 First Lien Term Loan approximated $146.0 million.

The Convertible Senior Notes bear interest at a rate of 2.50% per year and the fair value approximated $144.7 million, with a carrying value of $172.5 million as of September 30, 2020. As of December 31, 2019, the fair value of the Convertible Senior Notes approximated $140.1 million, with a carrying value of $172.5 million.

Note Payable – Promissory Note

The fair value of the Promissory Note approximates its carrying value of $10.0 million due to the recency of the note’s issuance, related to the quarter ended September 30, 2020.

Note Payable – Unsecured Loan

The fair value of the Unsecured Note approximates its carrying value of $7.5 million due to the recency of the note’s issuance, related to the quarter ended September 30, 2020.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

At September 30, 2020, the Company had forward contracts for the purchase of €19.7 million and sale of €21.4 million. The fair value of the foreign exchange contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in an asset of $0.3 million and a liability of $0.2 million as of September 30, 2020.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at September 30, 2020 and December 31, 2019. The fair values of the swap contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in a liability of $4.2 million and $2.5 million as of September 30, 2020 and December 31, 2019, respectively.

Note 6. Inventories

The components of inventories are as follows:

	September 30, 2020	December 31, 2019
Raw materials and work in process	$7,484	$7,050
Leaf tobacco	35,798	32,763
Finished goods - Smokeless products	7,467	5,680
Finished goods - Smoking products	8,996	13,138
Finished goods - NewGen products	18,844	17,111
Other	350	989
Gross Inventory	78,939	76,731
LIFO reserve	(5,596)	(5,752)
Net Inventory	$73,343	$70,979

The inventory valuation allowance was $13.4 million and $21.5 million as of September 30, 2020, and December 31, 2019, respectively. Inventory reserves increased in the fourth quarter 2019 as a result of additional reserves necessary for products in our NewGen segment primarily from increased regulation.

Note 7. Other Current Assets

Other current assets consist of:

	September 30, 2020	December 31, 2019
Inventory deposits	$6,214	$4,012
Insurance deposit	3,000	-
Prepaid taxes	948	3,673
Other	10,781	8,430
Total	$20,943	$16,115

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	September 30, 2020	December 31, 2019
Land	$22	$22
Buildings and improvements	2,750	2,655
Leasehold improvements	3,749	2,567
Machinery and equipment	15,306	14,516
Furniture and fixtures	8,772	8,502
Gross property, plant and equipment	30,599	28,262
Accumulated depreciation	(16,596)	(14,446)
Net property, plant and equipment	$14,003	$13,816

Note 9. Other Assets

Other assets consist of:

	September 30, 2020	December 31, 2019
Equity investments	$5,421	$5,421
Pension assets	-	1,686
Other	3,300	3,566
Total	$8,721	$10,673

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	September 30, 2020	December 31, 2019
Accrued payroll and related items	$6,332	$5,267
Customer returns and allowances	5,264	6,160
Taxes payable	3,117	705
Lease liabilities	3,227	2,218
Accrued interest	986	1,909
Other	13,083	10,261
Total	$32,009	$26,520

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	September 30, 2020	December 31, 2019
2018 First Lien Term Loan	$138,000	$146,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	-
Note payable - Unsecured Loan	7,485	-
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	327,985	322,740
Less deferred finance charges	(5,360)	(6,466)
Less debt discount	(26,833)	(32,083)
Less current maturities	(12,000)	(15,240)
Notes payable and long-term debt	$283,792	$268,951

2018 Credit Facility

On March 7, 2018, the Company entered into $250 million of credit facilities consisting of a $160 million 2018 First Lien Term Loan and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”), in each case, with Fifth Third Bank, as administrative agent, and other lenders, in addition to a $40 million 2018 Second Lien Term Loan (the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility contains a $40 million accordion feature.

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, the Company entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 2.91% at September 30, 2020. At September 30, 2020, the Company had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit issued by Fifth Third Bank totaling $3.6 million, resulting in $46.4 million of availability under the 2018 Revolving Credit Facility at September 30, 2020.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in a $0.2 million loss on extinguishment of debt. The Company used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter 2019 in the amount of $35.5 million, and the transaction resulted in a $1.1 million loss on extinguishment of debt.

Convertible Senior Notes

In July 2019, the Company closed an offering of $172.5 million in aggregate principal amount of its 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $1.8 million and $5.3 million of amortization for the three and nine months, respectively, ended September 30, 2020.

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

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, the Company issued the Promissory Note in the principal amount of $10.0 million (the “Principal Amount”), with an annual interest rate of 7.5%, payable quarterly, with the first payment due September 10, 2020. The Principal Amount is payable in two $5.0 million installments, with the first installment due 18 months after the closing date of the acquisition (June 10, 2020), and the second installment due 36 months after the closing date of the acquisition. The second installment is subject to reduction for certain amounts payable to the Company as a holdback.

Unsecured Loan

On April 6, 2020, the 2018 First Lien Credit Facility was amended to allow for an unsecured loan under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”). On April 17, 2020, National Tobacco Company, L.P., a subsidiary of the Company, entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan. The proceeds of the loan were received on April 27, 2020. The loan is scheduled to mature on April 17, 2022 and has a 1.00% interest rate.

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note had a principal amount of $4.0 million with 6.0% interest compounding annually and matured on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

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

The components of lease expense consisted of the following:

	Three Months Ended September 30,
	2020	2019
Operating lease cost
Cost of sales	$225	$225
Selling, general and administrative	643	511
Variable lease cost (1)	96	259
Short-term lease cost	11	31
Sublease income	(30)	(30)
Total	$945	$996

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Nine Months Ended September 30,
	2020	2019
Operating lease cost
Cost of sales	$683	$649
Selling, general and administrative	1,647	1,671
Variable lease cost (1)	452	629
Short-term lease cost	120	120
Sublease income	(90)	(80)
Total	$2,812	$2,989

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	September 30, 2020	December 31, 2019
Assets:
Right of use assets	$19,064	$12,130
Total lease assets	$19,064	$12,130

Liabilities:
Current lease liabilities (2)	$3,227	$2,218
Long-term lease liabilities	17,073	11,067
Total lease liabilities	$20,300	$13,285

(2)	Reported within accrued liabilities on the balance sheet

	As of September 30,
	2020	2019
Weighted-average remaining lease term - operating leases	7.4 years	8.6 years
Weighted-average discount rate - operating leases	4.93%	6.47%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

As of September 30, 2020, and December 31, 2019, maturities of lease liabilities consisted of the following:

	September 30, 2020	December 31, 2019
2020	$859	$2,924
2021	4,229	2,730
2022	3,836	2,165
2023	3,478	1,782
2024	2,418	1,028
Years thereafter	9,484	6,297
Total lease payments	$24,304	$16,926
Less: Imputed interest	4,004	3,641
Present value of lease liabilities	$20,300	$13,285

During the third quarter of the year, the Company entered into one new lease agreement which resulted in an increase in lease liability of $6.6 million as of September 30, 2020.

Note 13. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2020, was 18.9% and 22.9%, respectively, which includes a discrete tax deduction of $0.0 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, relating to stock option exercises, and a discrete tax benefit of $0.6 million for the three and nine months ended, September 30, 2020, relating to the valuation release in other comprehensive income from the defined benefit pension plan. The Company’s effective income tax rate for the three and nine months ended September 30, 2019, was 26.3% and 21.2%, respectively, which includes a discrete tax deduction of $0.1 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, relating to stock option exercises.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that the Company did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2017.

Note 14. Pension and Postretirement Benefit Plans

The Company has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan was frozen. The Company’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. The Company expects to make no contributions to the pension plan in 2020. In October 2019, the Company elected to terminate the defined benefit pension plan, effective December 31, 2019 with final distributions made in third quarter of 2020.

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan was contributory with retiree contributions adjusted annually. The Company’s policy was to make contributions equal to benefits paid during the year. The Company does not expect to contribute to its postretirement plan in 2020 for the payment of benefits. In October 2019, the Company amended the plan to cease benefits effective June 30, 2020.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019

Service cost	$-	$26	$-	$-
Interest cost	-	130	-	25
Expected return on plan assets	-	(161)	-	-
Amortization of (gains) losses	-	36	-	(41)
Settlement and curtailment loss	1,188	-	-	-
Net periodic benefit cost (income)	$1,188	$31	$-	$(16)

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019

Service cost	$-	$78	$-	$-
Interest cost	190	390	-	76
Expected return on plan assets	(322)	(484)	-	-
Amortization of (gains) losses	72	110	(131)	(125)
Settlement and curtailment loss	1,188	-	-	-
Net periodic benefit cost (income)	$1,128	$94	$(131)	$(49)

Note 15. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2020, net of forfeitures, there were 16,159 shares of restricted stock, 440,132 PRSUs, and 610,730 options granted under the 2015 Plan. There are 332,979 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	659,574	$9.00	$3.34

Granted	180,780	43.89	14.34
Exercised	(129,067)	5.72	2.58
Forfeited	(14,571)	34.55	11.10
Outstanding, December 31, 2019	696,716	18.13	6.17

Granted	155,000	14.85	4.41
Exercised	(47,402)	6.40	2.73
Forfeited	(3,508)	28.71	9.14
Outstanding, September 30, 2020	800,806	$18.14	$6.02

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019, was $0.9 million, and $4.6 million, respectively.

At September 30, 2020, under the 2006 Plan, the outstanding stock options’ exercise price for 272,681 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 2.95 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At September 30, 2020, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019	March 18, 2020
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000	155,000
Options outstanding at September 30, 2020	27,050	65,077	84,765	26,000	146,433	25,000	153,800
Number exercisable at September 30, 2020	27,050	65,077	56,683	26,000	50,021	8,250	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89	$14.85
Remaining lives	6.37	6.63	7.44	7.45	8.47	9.07	9.47
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%	0.79%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%	35.72%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%	0.95%	1.49%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27	$4.41

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.3 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded compensation expense related to the options of approximately $0.9 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. Total unrecognized compensation expense related to options at September 30, 2020, is $0.9 million, which will be expensed over 1.68 years.

Performance-Based Restricted Stock Units

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of September 30, 2020, there are 440,132 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of September 30, 2020.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019	March 18, 2020
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582	90,000
PRSUs outstanding at September 30, 2020	83,000	93,000	85,550	-	88,582	90,000
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15	$14.85
Remaining lives	1.25	2.25	3.25	-	2.25	4.25

The Company recorded compensation expense related to the PRSUs of approximately $0.4 million and $0.6 million in the consolidated statements of income for the three months ended September 30, 2020 and 2019, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $1.1 million and $1.3 million in the consolidated statements of income for the nine months ended September 30, 2020 and 2019, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at September 30, 2020, is $9.4 million which will be expensed over the service periods based on the probability of achieving the performance condition.

Note 16. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub (the “SDI Merger”). The complaint asserts two derivative counts purportedly on behalf of TPB for breaches of fiduciary duty against the Board of Directors of Turning Point Brands, Inc. and other parties. The third count asserts a direct claim against the Company and its Board of Directors seeking a declaration that TPB’s Bylaws are inconsistent with TPB’s certificate of incorporation. While the Company believes it has good and valid defenses to the claims, there can be no assurance that the Company will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

The Company has several subsidiaries engaged in making, distributing, and selling vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. The Company has subsidiaries that are subject to some information requests. In the acquisition of the vapor businesses, the Company negotiated financial “hold-backs”, which it expects to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the  franchisee lawsuit. To the extent that litigation becomes necessary, the Company believes that the subsidiaries have strong factual and legal defenses against claims that it unfairly marketed vapor products.

Note 17. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$7,796			$6,274

Basic EPS:
Weighted average		19,240,187	$0.41		19,659,217	$0.32

Diluted EPS:
Effect of dilutive securities:
Stock options		396,802			408,196
		19,636,989	$0.40		20,067,413	$0.31

	Nine Months Ended September 30,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$20,298			$26,039

Basic EPS:
Weighted average		19,478,297	$1.04		19,613,868	$1.33

Diluted EPS:
Effect of dilutive securities:
Stock options		380,394			163,295
		19,858,691	$1.02		19,777,163	$1.32

For the three and nine months ended September 30, 2020, the effect of the 3,202,808 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the Company’s average stock price did not exceed $53.86 during those periods.

Note 18. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: Smokeless products, Smoking products, and NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets loose leaf chewing tobacco products. The Smoking products segment (i) markets and distributes cigarette papers, tubes, and related products; and (ii) contracts for, markets and distributes finished cigars and MYO cigar wraps. The NewGen products segment (i) markets and distributes CBD, liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of products to non-traditional retail via VaporBeast; and (iii) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended September 30,
	2020	2019
Net sales
Smokeless products	$29,764	$26,187
Smoking products	35,973	30,222
NewGen products	38,437	40,391
Total	$104,174	$96,800

Gross profit
Smokeless products	$16,042	$13,587
Smoking products	21,263	16,619
NewGen products	11,002	12,610
Total	$48,307	$42,816

Operating income (loss)
Smokeless products	$11,466	$9,392
Smoking products	16,827	12,931
NewGen products	745	(1,233)
Corporate unallocated (1)	(13,017)	(8,058)
Total	$16,021	$13,032

Interest expense, net	5,224	3,641
Investment income	(3)	(265)
Loss on extinguishment of debt	-	1,158
Net periodic cost (income), excluding service cost	1,188	(12)

Income before income taxes	$9,612	$8,510

Capital expenditures
Smokeless products	$1,450	$1,208
Smoking products	-	-
NewGen products	14	888
Total	$1,464	$2,096

Depreciation and amortization
Smokeless products	$562	$415
Smoking products	91	-
NewGen products	633	633
Total	$1,286	$1,048

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.

	Nine Months Ended September 30,
	2020	2019
Net sales
Smokeless products	$87,081	$74,907
Smoking products	92,290	81,104
NewGen products	120,455	125,756
Total	$299,826	$281,767

Gross profit
Smokeless products	$46,580	$39,723
Smoking products	53,066	43,841
NewGen products	38,184	40,899
Total	$137,830	$124,463

Operating income (loss)
Smokeless products	$33,452	$26,610
Smoking products	41,471	33,251
NewGen products (2)	4,493	9,056
Corporate unallocated (1)	(37,022)	(23,909)
Total	$42,394	$45,008

Interest expense, net	15,198	11,233
Investment income	(128)	(527)
Loss on extinguishment of debt	-	1,308
Net periodic cost (income), excluding service cost	997	(34)

Income before income taxes	$26,327	$33,028

Capital expenditures
Smokeless products	$3,148	$2,310
Smoking products	-	-
NewGen products	272	1,750
Total	$3,420	$4,060

Depreciation and amortization
Smokeless products	$1,605	$1,137
Smoking products	91	-
NewGen products	2,090	1,797
Total	$3,786	$2,934

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes VMR settlement gain of $5.5 million for the nine months ended September 30, 2020.

	September 30, 2020	December 31, 2019
Assets
Smokeless products	$135,264	$120,723
Smoking products	193,380	145,831
NewGen products	85,895	90,899
Corporate unallocated (1)	64,692	89,131
Total	$479,231	$446,584

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended September 30,
	2020	2019
Business to Business	$26,080	$29,981
Business to Consumer - Online	10,880	8,367
Business to Consumer - Corporate store	1,389	2,017
Other	88	26
Total	$38,437	$40,391

	NewGen Segment
	Nine Months Ended September 30,
	2020	2019
Business to Business	$81,727	$93,182
Business to Consumer - Online	34,066	25,052
Business to Consumer - Corporate store	4,500	7,381
Other	162	141
Total	$120,455	$125,756

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended September 30,
	2020	2019
Domestic	$100,492	$91,236
Foreign	3,682	5,564
Total	$104,174	$96,800

	Nine Months Ended September 30,
	2020	2019
Domestic	$290,050	$271,521
Foreign	9,776	10,246
Total	$299,826	$281,767

Note 19. Dividends and Share Repurchase

The most recent dividend of $0.05 per common share was paid on October 9, 2020, to shareholders of record at the close of business on September 18, 2020.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended September 30, 2020, was 82,097 shares for a total cost of $2.4 million and an average price per share of $28.95. The total number of shares repurchased for the nine months ended September 30, 2020, was 338,960 shares for a total cost of $7.7 million and an average price per share of $22.61.

Note 20. Subsequent Events

Wild Hempettes LLC

On October 1, 2020, the Company acquired a 20% stake in Wild Hempettes LLC (“Wild Hempettes”), a leading manufacturer of hemp cigarettes under the WildHemp™ and Hempettes™ brands, for $2.5 million. The Company has options to increase its stake to a 100% ownership position based on certain milestones. As part of the transaction, the Wild Hempettes joint venture was spun off from Crown Distributing LLC and formed as a vehicle for the Company to be the exclusive distributor of Hempettes™ to U.S. bricks and mortar retailers under a profit-sharing arrangement. The Company has provided Wild Hempettes with a secured line of credit up to $2.0 million with a term up to 5 years.

Sale of Vapor Shark Retail Assets

On October 1, 2020, the Company sold the assets of its remaining 7 Vapor Shark retail stores in Oklahoma. The Company will receive monthly royalties over the next 4 years as consideration for the assets.

dosistTM

On October 27, 2020, the Company invested $15.0 million in dosistTM, a global cannabinoid company, with an option to invest an additional $15.0 million at pre-determined terms over the next 12 months. The Company will receive a warrant to receive preferred shares of dosist that will automatically be exercised upon the changing of federal laws in the United States, rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis. As part of the investment, the Company also entered into an exclusive co-development and distribution of a new national CBD brand, created in partnership with dosist.

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

Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products with active ingredients. We sell a wide range of products to adult consumers, from our iconic brands to our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the Other Tobacco Products (“OTP”) industry which we estimate generated approximately $11.5 billion of manufacturer revenue in 2019 and is exhibiting low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our three focus segments are led by our core, proprietary brands – Stoker’s® along with Beech-Nut® and Trophy® in Smokeless Products; Zig-Zag® in Smoking Products; and Nu-X®, Solace® along with our distribution platforms (VaporBeast®, VaporFi® and Direct Vapor®) in NewGen. Our businesses generate solid cash flow which we use to finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with an average of 24 years of experience in the tobacco industry, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We have identified additional growth opportunities in the emerging alternatives market. In January 2019, we established our subsidiary, Nu-X Ventures LLC (“Nu-X”), a new company and wholly-owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows TPB to leverage its expertise in traditional OTP management to alternative products. The TPB management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, we acquired the assets of Solace Technology (“Solace”). Solace is an innovative product development company which established one of the top e-liquid brands and has since grown into a leader in alternative products. Solace’s legacy and innovation will enhance Nu-X’s strong and nimble development engine. In July 2019, we acquired a 30% stake in ReCreation Marketing (“ReCreation). ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. The investment will leverage ReCreation’s significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. The investment is part of Nu-X and we plan to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable us to continue to identify unmet customer needs and provide quality products that we believe will result in genuine customer satisfaction and foster the growth of revenue.

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

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. More than 80% of our production, as measured by net sales, is outsourced to suppliers. The remaining production consists of our moist snuff tobacco operations located in Dresden, Tennessee, and Louisville, Kentucky. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense and other expenses.

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

Recent Developments

Standard Diversified Inc. (“SDI”) Reorganization

On July 16, 2020, we completed our merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of TPB in a tax-free downstream merger. Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share SDI Common Stock. SDI divested its assets prior to close of the merger such that SDI’s net liabilities at closing were minimal and the only assets that it retained were the remaining TPB Common Stock holdings. We no longer have a controlling shareholder and 244,214 shares of TPB Common Stock were retired. The transaction significantly improved the public float of shares outstanding and eliminated the overhang of a controlling holding company structure.

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

COVID-19 may impact our results. Our third-party cigar wrap manufacturer in the Dominican Republic was temporarily shut down. Our supply chain has remained operational otherwise. Select budgeted annual price increases will be delayed. Our B2C platforms have seen elevated sales levels from consumer shifts to online purchasing, and we gained market share. We continue to monitor this challenging environment closely and will make necessary adjustments as needed to make sure we are serving our employees and customers, while also protecting the safety of employees and communities.

Premarket Tobacco Applications

We submitted Premarket Tobacco Applications (“PMTAs”) covering 250 products to the FDA prior to the September 9, 2020 filing deadline. The PMTAs cover a broad assortment of products in the vapor category including multiple proprietary e-liquid offerings in varying nicotine strengths, technologies and sizes; proprietary replacement parts and components of open system tank devices through partnerships with two leading manufacturers for exclusive distribution of products in the United States; and a closed system e-cigarette.

Wild Hempettes LLC

On October 1, 2020, we acquired a 20% stake in Wild Hempettes LLC (“Wild Hempettes”), a leading manufacturer of hemp cigarettes under the WildHemp™ and Hempettes™ brands, for $2.5 million. We have options to increase our stake to a 100% ownership position based on certain milestones. As part of the transaction, the Wild Hempettes joint venture was spun off from Crown Distributing LLC and formed as a vehicle for us to be the exclusive distributor of Hempettes™ to U.S. bricks and mortar retailers under a profit-sharing arrangement.

Sale of Vapor Shark Retail Assets

On October 1, 2020, we sold the assets of its remaining 7 Vapor Shark retail stores in Oklahoma. We will receive monthly royalties over the next 4 years as consideration for the assets. Net sales and gross profit were $2.9 million and $1.6 million, respectively, for the nine months ended September 30, 2020.

dosistTM

On October 27, 2020, we invested $15.0 million in dosistTM, a global cannabinoid company, with an option to invest an additional $15.0 million at pre-determined terms over the next 12 months. We will receive a warrant to receive preferred shares of dosist that will automatically be exercised upon the changing of federal laws in the United States, rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis. As part of the investment, we also entered into an exclusive co-development and distribution of a new national CBD brand, created in partnership with dosist.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations

Comparison of the Three Months Ended September 30, 2020, to the Three Months Ended September 30, 2019

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$29,764	$26,187	13.7%
Smoking products	35,973	30,222	19.0%
NewGen products	38,437	40,391	-4.8%
Total net sales	104,174	96,800	7.6%
Cost of sales	55,867	53,984	3.5%
Gross profit
Smokeless products	16,042	13,587	18.1%
Smoking products	21,263	16,619	27.9%
NewGen products	11,002	12,610	-12.8%
Total gross profit	48,307	42,816	12.8%

Selling, general, and administrative expenses	32,286	29,784	8.4%
Operating income	16,021	13,032	22.9%
Interest expense, net	5,224	3,641	43.5%
Investment income	(3)	(265)	-98.9%
Loss on extinguishment of debt	-	1,158	NM
Net periodic cost (income), excluding service cost	1,188	(12)	NM
Income before income taxes	9,612	8,510	12.9%
Income tax expense	1,816	2,236	-18.8%
Consolidated net income	$7,796	$6,274	24.3%

Net Sales:  For the three months ended September 30, 2020, consolidated net sales increased to $104.2 million from $96.8 million for the three months ended September 30, 2019, an increase of $7.4 million or 7.6%. The increase in net sales was primarily driven by increased sales volume in the Smoking and Smokeless segments, partially offset by lower sales in the NewGen segment.

For the three months ended September 30, 2020, net sales in the Smokeless products segment increased to $29.8 million from $26.2 million for the three months ended September 30, 2019, an increase of $3.6 million or 13.7%. For the three months ended September 30, 2020, volume increased 10.3% and price/mix increased 3.4%. The increase in net sales was driven by the continuing double-digit volume growth of Stoker’s® MST. Sales in chewing tobacco products were up double digits as compared to prior year.

For the three months ended September 30, 2020, net sales in the Smoking products segment increased to $36.0 million from $30.2 million for the three months ended September 30, 2019, an increase of $5.8 million or 19.0%. For the three months ended September 30, 2020, volume increased 18.0% and price/mix increased 1.0%. The increase in net sales was primarily related to double digit growth in US rolling papers and MYO cigar wraps, partially offset by a $2.0 million decline in Canada papers and a $0.3 million decline in non-focus cigars and MYO pipe.

For the three months ended September 30, 2020, net sales in the NewGen products segment decreased to $38.4 million from $40.4 million for the three months ended September 30, 2019, a decrease of $2.0 million or 4.8%. Flat performance in our vape distribution business and double-digit growth from Solace® and other Nu-X® products was offset by a decline in RipTide® which compared against a trade load-in during its launch in the prior year period.

Gross Profit:  For the three months ended September 30, 2020, consolidated gross profit increased to $48.3 million from $42.8 million for the three months ended September 30, 2019, an increase of $5.5 million or 12.8%. Gross profit as a percentage of revenue increased to 46.4% for the three months ended September 30, 2020, compared to 44.2% for the three months ended September 30, 2019.

For the three months ended September 30, 2020, gross profit in the Smokeless products segment increased to $16.0 million from $13.6 million for the three months ended September 30, 2019, an increase of $2.5 million or 18.1%. Gross profit as a percentage of net sales increased to 53.9% of net sales for the three months ended September 30, 2020, from 51.9% of net sales for the three months ended September 30, 2019, primarily as a result of strong incremental margin contribution of MST.

For the three months ended September 30, 2020, gross profit in the Smoking products segment increased to $21.3 million from $16.6 million for the three months ended September 30, 2019, an increase of $4.6 million or 27.9%. Gross profit as a percentage of net sales increased to 59.1% of net sales for the three months ended September 30, 2020, from 55.0% of net sales for the three months ended September 30, 2019, as a result of increased US rolling paper sales and increased margin in MYO cigar sales as a result of the Durfort transaction.

For the three months ended September 30, 2020, gross profit in the NewGen products segment decreased to $11.0 million from $12.6 million for the three months ended September 30, 2019, a decrease of $1.6 million or 12.8%. Gross profit as a percentage of net sales decreased to 28.6% of net sales for the three months ended September 30, 2020, from 31.2% of net sales for the three months ended September 30, 2019 primarily due to temporary pricing pressure as competitors exited the market due to the PMTA deadline. For the three months ended September 30, 2020, gross profit included $2.3 million of tariff expenses compared to $2.6 million for the three months ended September 30, 2019.

Selling, General, and Administrative Expenses:  For the three months ended September 30, 2020, selling, general, and administrative expenses increased to $32.3 million from $29.8 million for the three months ended September 30, 2019, an increase of $2.5 million or 8.4%. Selling, general and administrative expenses in the three months ended September 30, 2020 included $0.8 million of stock options, restricted stock and incentives expense, $0.6 million of transaction expenses and $5.3 million of expense related to PMTA. Selling, general and administrative expenses in the three months ended September 30, 2019 included $1.3 million of stock option, restricted stock and incentives expense, $0.5 million of transaction costs, $0.3 million in corporate and vapor restructuring and $2.0 million of new product launch costs for Nu-X products.

Interest Expense, net:  For the three months ended September 30, 2020, as a result of the amortization of the debt discount on the Convertible Senior Notes of $1.8 million, interest expense, net increased to $5.2 million, from $3.6 million for the three months ended September 30, 2019.

Investment Income:  Investment income relating to investment of the MSA deposits was less than $0.1 million for the three months ended September 30, 2020, compared to approximately $0.3 million for the three months ended September 30, 2019.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the three months ended September 30, 2020, compared to $1.2 million for the three months ended September 30, 2019 related to the paying off of the 2018 Second Lien Credit Facility.

Net Periodic Cost (Income): Net periodic cost was $1.2 million for the three months ended September 30, 2020 as a result of the curtailment from the shutdown of the pension plan compared to net periodic income of less than $0.1 million for the three months ended September 30, 2019.

Income Tax Expense:  Our income tax expense of $1.8 million was 18.9% of income before income taxes for the three months ended September 30, 2020 and included a discrete tax benefit of $0.6 million from the shutdown of the pension plan. Our effective income tax rate of 26.3% for the three months ended September 30, 2019 and included a discrete tax deduction $0.1 million relating to stock option exercises.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended September 30, 2020 and 2019, was $7.8 million and $6.3 million, respectively.

Comparison of the Nine Months Ended September 30, 2020, to the Nine Months Ended September 30, 2019

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2020	2019	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$87,081	$74,907	16.3%
Smoking products	92,290	81,104	13.8%
NewGen products	120,455	125,756	-4.2%
Total net sales	299,826	281,767	6.4%
Cost of sales	161,996	157,304	3.0%
Gross profit
Smokeless products	46,580	39,723	17.3%
Smoking products	53,066	43,841	21.0%
NewGen products	38,184	40,899	-6.6%
Total gross profit	137,830	124,463	10.7%

Selling, general, and administrative expenses	95,436	79,455	20.1%
Operating income	42,394	45,008	-5.8%
Interest expense, net	15,198	11,233	35.3%
Investment income	(128)	(527)	-75.7%
Loss on extinguishment of debt	-	1,308	NM
Net periodic cost (income), excluding service cost	997	(34)	NM
Income before income taxes	26,327	33,028	-20.3%
Income tax expense	6,029	6,989	-13.7%
Consolidated net income	$20,298	$26,039	-22.0%

Net Sales:  For the nine months ended September 30, 2020, consolidated net sales increased to $299.8 million from $281.8 million for the nine months ended September 30, 2019, an increase of $18.1 million or 6.4%. The increase in net sales was primarily driven by increased sales volume in the Smoking and Smokeless segments, partially offset by lower sales in the NewGen segment.

For the nine months ended September 30, 2020, net sales in the Smokeless products segment increased to $87.1 million from $74.9 million for the nine months ended September 30, 2019, an increase of $12.2 million or 16.3%. For the nine months ended September 30, 2020, volume increased 13.5% and price/mix increased 2.8%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST. Sales in chewing tobacco products were up mid-single digits as compared to prior year.

For the nine months ended September 30, 2020, net sales in the Smoking products segment increased to $92.3 million from $81.1 million for the nine months ended September 30, 2019, an increase of $11.2 million or 13.8%. For the nine months ended September 30, 2020, volume increased 12.5% and price/mix increased 1.3%. The increase in net sales was primarily related to double digit growth in US papers, partially offset by a $0.2 million decline in non-focus cigars and MYO pipe.

For the nine months ended September 30, 2020, net sales in the NewGen products segment decreased to $120.5 million from $125.8 million for the nine months ended September 30, 2019, a decrease of $5.3 million or 4.2%. The decrease in net sales was primarily the result of the non-focus and discontinued products as well as a decline in RipTide® which compared to a trade load-in during its launch in the prior year.

Gross Profit:  For the nine months ended September 30, 2020, consolidated gross profit increased to $137.8 million from $124.5 million for the nine months ended September 30, 2019, an increase of $13.4 million or 10.7%. Gross profit as a percentage of revenue increased to 46.0% for the nine months ended September 30, 2020, compared to 44.2% for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, gross profit in the Smokeless products segment increased to $46.6 million from $39.7 million for the nine months ended September 30, 2019, an increase of $6.9 million or 17.3%. Gross profit as a percentage of net sales increased to 53.5% of net sales for the nine months ended September 30, 2020, from 53.0% of net sales for the nine months ended September 30, 2019, primarily as a result of strong incremental margin contribution of MST.

For the nine months ended September 30, 2020, gross profit in the Smoking products segment increased to $53.1 million from $43.8 million for the nine months ended September 30, 2019, an increase of $9.2 million or 21.0%. Gross profit as a percentage of net sales increased to 57.5% of net sales for the nine months ended September 30, 2020, from 54.1% of net sales for the nine months ended September 30, 2019, as a result of increased  US paper sales and increased margin in MYO cigar sales as a result of the Durfort transaction.

For the nine months ended September 30, 2020, gross profit in the NewGen products segment decreased to $38.2 million from $40.9 million for the nine months ended September 30, 2019, a decrease of $2.7 million or 6.6%. Gross profit as a percentage of net sales decreased to 31.7% of net sales for the nine months ended September 30, 2020, from 32.5% of net sales for the nine months ended September 30, 2019 primarily due to temporary pricing pressure as competitors exited the market due to the PMTA deadline. For the nine months ended September 30, 2020, gross profit included $8.7 million of tariff expenses compared to $6.6 million for the nine months ended September 30, 2019.

Selling, General, and Administrative Expenses:  For the nine months ended September 30, 2020, selling, general, and administrative expenses increased to $95.4 million from $79.5 million for the nine months ended September 30, 2019, an increase of $15.9 million or 20.1%. Selling, general and administrative expenses in the nine months ended September 30, 2020 included $2.0 million of stock options, restricted stock and incentives expense, $1.9 million of transaction expenses and $14.4 million of expense related to PMTA. Selling, general and administrative expenses in the nine months ended September 30, 2019 included $3.2 million of stock option, restricted stock and incentives expense, $1.6 million of transaction costs, $1.4 million in corporate and vapor restructuring and $3.7 million of new product launch costs for Nu-X products. These costs were partially offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement during the second quarter 2019.

Interest Expense, net:  For the nine months ended September 30, 2020, as a result of the amortization of the debt discount on the Convertible Senior Notes of $5.3 million, interest expense, net increased to $15.2 million, from $11.2 million for the nine months ended September 30, 2019.

Investment Income:  Investment income relating to investment of the MSA deposits was $0.1 million for the nine months ended September 30, 2020, compared to $0.5 million for the nine months ended September 30, 2019.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the nine months ended September 30, 2020, compared to $1.3 million for the nine months ended September 30, 2019 related to the paying off of the 2018 Second Lien Credit Facility.

Net Periodic Cost (Income): Net periodic cost was $1.0 million for the nine months ended September 30, 2020 as a result of the curtailment from the shutdown of the pension plan compared to net periodic income of less than $0.1 million for the nine months ended September 30, 2019.

Income Tax Expense:  Our income tax expense of $6.0 million was 22.9% of income before income taxes for the nine months ended September 30, 2020 and included a discrete tax deduction of $0.9 million relating to stock option exercises and a discrete tax benefit of $0.6 million from the shutdown of the pension plan. Our effective income tax rate of 21.2% for the nine months ended September 30, 2019 included a discrete tax deduction of $4.6 million relating to stock option exercises.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the nine months ended September 30, 2020 and 2019, was $20.3 million and $26.0 million, respectively.

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

(in thousands)	Three Months Ended September 30,
	2020	2019
Consolidated net income	$7,796	$6,274
Add:
Interest expense, net	5,224	3,641
Loss on extinguishment of debt	-	1,158
Income tax expense	1,816	2,236
Depreciation expense	809	692
Amortization expense	477	356
EBITDA	$16,122	$14,357
Components of Adjusted EBITDA
Other (a)	1,188	151
Stock options, restricted stock, and incentives expense (b)	772	1,314
Transaction expenses (c)	570	470
New product launch costs (d)	-	1,979
FDA PMTA (e)	5,271	241
Corporate and vapor restructuring (f)	-	265
Adjusted EBITDA	$23,923	$18,777

(a)	Represents LIFO adjustment, non-cash pension expense (income) and foreign exchange hedging.
(b)	Represents non-cash stock options, restricted stock, incentives expense and Solace PRSUs.
(c)	Represents the fees incurred for transaction expenses.
(d)	Represents product launch costs for our new product lines.
(e)	Represents costs associated with applications related to FDA PMTA.
(f)	Represents costs associated with corporate and vapor restructuring including severance and inventory reserves.

(in thousands)	Nine Months Ended September 30,
	2020	2019
Consolidated net income	$20,298	$26,039
Add:
Interest expense, net	15,198	11,233
Loss on extinguishment of debt	-	1,308
Income tax expense	6,029	6,989
Depreciation expense	2,482	1,855
Amortization expense	1,304	1,079
EBITDA	$45,311	$48,503
Components of Adjusted EBITDA
Other (a)	841	(25)
Stock options, restricted stock, and incentives expense (b)	1,987	3,227
Transaction expenses (c)	1,909	1,567
New product launch costs (d)	-	3,691
FDA PMTA (e)	14,435	241
Corporate and vapor restructuring (f)	-	1,419
Vendor settlement (g)	-	(5,522)
Adjusted EBITDA	$64,483	$53,101

(a)	Represents LIFO adjustment, non-cash pension expense (income) and foreign exchange hedging.
(b)	Represents non-cash stock options, restricted stock, incentives expense and Solace PRSUs.
(c)	Represents the fees incurred for transaction expenses.
(d)	Represents product launch costs for our new product lines.
(e)	Represents costs associated with applications related to FDA PMTA.
(f)	Represents costs associated with corporate and vapor restructuring including severance and inventory reserves.
(g)	Represents costs associated with settlement of a vendor contract.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our 2018 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. We have $46.4 million of availability under the 2018 Revolving Credit Facility at September 30, 2020.

Our working capital, which we define as current assets less current liabilities, decreased $17.9 million to $115.5 million at September 30, 2020, compared with $133.4 million at December 31, 2019. The decrease was mainly related to the decrease in cash as a result of the June 2020 Durfort acquisition offset by increases in accounts receivable and inventory due to increased sales.

	As of
(in thousands)	September 30, 2020	December 31, 2019

Current assets	$170,472	$189,250
Current liabilities	54,967	55,886
Working capital	$115,505	$133,364

Cash Flows from Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $33.2 million compared to net cash provided by operating activities of $20.0 million for the nine months ended September 30, 2019, an increase of $13.2 million, primarily due to timing of changes in working capital and increased amortization of debt discount and deferred financing costs, offset by lower net income due to the PMTA expenses in the current year.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $41.2 million compared to net cash provided by investing activities of $16.6 million for the nine months ended September 30, 2019, a decrease of $57.8 million, primarily due to the acquisition of certain assets from Durfort in the second quarter of 2020.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities was $16.9 million compared to net cash provided by financing activities of $70.9 million for the nine months ended September 30, 2019, a decrease in cash flow of $87.8 million, primarily due to the net proceeds from the Convertible Senior Notes partially offset by the payment of the revolving credit facility and second lien term loan in 2019.

Dividends and Share Repurchase

The most recent dividend of $0.05 per common share was paid on October 9, 2020, to shareholders of record at the close of business on September 18, 2020.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization is subject to the ongoing discretion of the Board. The total number of shares repurchased for the nine months ended September 30, 2020, was 338,960 shares for a total cost of $7.7 million and an average price per share of $22.61.

Long-Term Debt

As of September 30, 2020, we were in compliance with the financial and restrictive covenants of the 2018 Credit Facility. The following table provides outstanding balances of our debt instruments.

	September 30, 2020	December 31, 2019
2018 First Lien Term Loan	$138,000	$146,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	-
Note payable - Unsecured Loan	7,485	-
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	327,985	322,740
Less deferred finance charges	(5,360)	(6,466)
Less debt discount	(26,833)	(32,083)
Less current maturities	(12,000)	(15,240)
Notes payable and long-term debt	$283,792	$268,951

2018 Credit Facility

On March 7, 2018, we entered into $250 million of credit facilities consisting of a $160 million 2018 First Lien Term Loan and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”), in each case, with Fifth Third Bank, as administrative agent, and other lenders, in addition to a $40 million 2018 Second Lien Term Loan ( the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility retained the $40 million accordion feature of the 2017 Credit Facility.

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, we entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lending other lending parties thereto. The Amendment was entered into primarily to permit us to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under our 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 2.91% at September 30, 2020. At September 30, 2020, we had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit issued by Fifth Third Bank totaling $3.6 million, resulting in $46.4 million of availability under the 2018 Revolving Credit Facility at September 30, 2020.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in $0.2 million loss on extinguishment of debt. We used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter 2019 in the amount of $35.5 million, and the transaction resulted in a $1.1 million loss on extinguishment of debt.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, we separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $1.8 million of amortization for the three months ended September 30, 2020.

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

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, we issued an unsecured subordinated promissory note (“Promissory Note”) in the principal amount of $10.0 million (the “Principal Amount”), with an annual interest rate of 7.5%, payable quarterly, with the first payment due September 10, 2020. The Principal Amount is payable in two $5.0 million installments, with the first installment due 18 months after the closing date of the acquisition (June 10, 2020), and the second installment due 36 months after the closing date of the acquisition. The second installment is subject to reduction for certain amounts payable to us as a holdback.

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

Note Payable – IVG

In September 2018, we issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note had a principal amount of $4.0 million with 6.0% interest compounding annually and matured on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

Off-balance Sheet Arrangements

During the three months and nine months ended September 30, 2020, the Company executed various forward contracts for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At September 30, 2020, the Company had forward contracts for the purchase of €19.7 million and sale of €21.4 million. The fair value of the foreign currency contracts are based on quoted market prices and resulted in an asset of $0.3 million included in Other current assets and liability of $0.2 million included in Accrued liabilities at September 30, 2020. During the year ended December 31, 2019 we did not execute any forward contracts. At December 31, 2019, we did not have any forward contracts. The Company had interest rate swap contracts for a notional amount of $70 million at September 30, 2020 and December 31, 2019. The fair values of the interest rate swap contracts are based upon quoted market prices and resulted in a liability of $4.2 million and $2.5 million, respectively, as of September 30, 2020 and December 31, 2019, included in other long-term liabilities.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2019 Annual Report on Form 10-K, during the three months ended September 30, 2020. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2019 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally related to interest rate changes applicable to loans under our 2018 Credit Facility. As of September 30, 2020, our 2018 Credit Facility bears interest at variable rates. However, we had swap contracts for a total notional amount of $70 million at September 30, 2020. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $4.2 million as of September 30, 2020. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in interest rates would change pre-tax income by approximately $0.7 million per year. Refer to Note 4, “Derivative Instruments”, of Notes to Consolidated Financial Statements for additional information regarding the interest rate swaps.

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

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2020. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub (the “SDI Merger”). The complaint asserts two derivative counts purportedly on behalf of TPB for breaches of fiduciary duty against the Board of Directors of Turning Point Brands, Inc. and other parties. The third count asserts a direct claim against the Company and its Board of Directors seeking a declaration that TPB’s Bylaws are inconsistent with TPB’s certificate of incorporation. While the Company believes it has good and valid defenses to the claims, there can be no assurance that the Company will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

Franchisors are defendants from time to time in the ordinary course of business. In certain of these cases, the amounts of punitive and compensatory damages sought are significant. One of the Company’s subsidiaries is a defendant in a lawsuit brought by a franchisee. In that case, the franchisee is seeking compensatory and punitive damages and rescission of their franchise agreement, alleging that the Company’s subsidiary failed to make certain disclosures in the Franchise Disclosure Document. The subsidiary is evaluating these claims, the potential defenses to them as well as available counterclaims. The subsidiary believes that termination of the franchise agreement was proper, no damages are due and the franchisee is bound by an arbitration agreement pursuant to the terms of their franchise agreement (and therefore it was improper to pursue litigation). The former franchisee has also named various other parties, including the Company and a subsidiary asserting the same claims, as well as a claim for a declaratory judgment, that the Company and the subsidiary should be found liable as successor entities, or under the doctrines of “de facto merger”, or alter ego. The Company and the subsidiary have moved to stay the case pending the arbitration noted above. Both motions remain pending. While the Company and its subsidiaries believe they have good and valid defenses to the claims, there can be no assurance that the Company and its subsidiaries will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics.  This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board.  All repurchases to date under our stock repurchase programs have been made through open market transactions.

The following table includes information regarding purchases of our common stock made by us during the quarter ended September 30, 2020 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	-	$-	-	44,710,727
August 1 to August 31	52,630	$28.97	52,630	43,186,036
September 1 to September 30	29,467	$28.91	29,467	42,334,145
Total	82,097		82,097

In addition to the share repurchase program described above, the Company acquired shares of its common stock on July 16, 2020, when it completed its merger with Standard Diversified Inc. (“SDI”), whereby SDI was merged into a wholly-owned subsidiary of the Company in a tax-free downstream merger.  Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, the Company’s common stock at a ratio of 0.52095 shares of the Company’s common stock for each share of SDI Common Stock at the time of the merger. SDI divested its assets, other than SDI’s TPB Common Stock, prior to close of the merger such that the net liabilities at closing were minimal and the only assets that it retained were the remaining shares of TPB Common Stock. The transaction was accounted for as an asset purchase for $236.0 million in consideration, comprised of 7,934,704 shares of TPB Common Stock valued at $234.3 million plus transaction costs and assumed net liabilities. $236.0 million was assigned to the 8,178,918 shares of TPB Common Stock acquired, with an average price paid per share of $28.86. The 244,214 shares of TPB Common Stock acquired in excess of the shares issued were retired.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 26, 2020, the Company’s Board of Directors adopted Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated Bylaws of the Company (the “Bylaws”), effective immediately. Amendment No. 1 amends and replaces Article IX of the Bylaws in its entirety to provide that the Bylaws may be amended, adopted or repealed by the affirmative vote of holders of a majority of the voting power of all of the then-outstanding shares entitled to vote generally in the election of directors.

The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the composite copy of the Second Amended and Restated Bylaws which is filed as Exhibit 3.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 8, 2020).

3.1	Turning Point Brands, Inc. Second Amended and Restated Bylaws.*

10.1	Release and Severance Agreement, dated August 19, 2020, by and among TPB and James W. Dobbins, Senior Vice President and General Counsel.*

10.2	Consulting Agreement dated August 19, 2020, but effective November 1, 2020, between Turning Point Brands, Inc. and James Dobbins*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Lavan.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on October 27, 2020, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: October 27, 2020