Form 10-K
period 2020-12-31
Turning Point Brands, Inc.
filed 2021-02-19
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $208 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.

At February 15, 2021, there were 19,095,559 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 27, 2021, expected to be filed with the Securities and Exchange Commission on or about March 15, 2021, are incorporated by reference into Part III hereof.

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

PART I
Item 1. Business

Turning Point Brands, Inc., Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited low double-digit consumer unit growth in 2020 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our three focus segments are led by our core, proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and Nu-XTM, Solace® along with our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) in the NewGen Products segment. Our businesses generate solid cash flow which we use to finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 800 distributors with an additional 200 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We have identified additional growth opportunities in the emerging alternatives market. In January 2019, we established our subsidiary, Nu-X Ventures LLC (“Nu-X”), a new wholly owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows us to leverage our expertise in traditional OTP management to alternative products. Our management team has extensive experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, we acquired the assets of Solace Technology (“Solace”). Solace is an innovative product development company which established one of the top e-liquid brands and has since grown into a leader in alternative products. Solace’s legacy and innovation enhanced Nu-X’s strong and nimble development engine.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2020, our products are available in approximately 190,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 210,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

To better align with Turning Point Brands, Inc.’s positioning as a branded consumer products company and to highlight the strength of its focus brands, the company has renamed its core business segments from Smoking Products to Zig-Zag Products and Smokeless Products to Stoker’s Products. Historical financial results are not impacted by the segment name change.

Zig-Zag Products

Our Zig-Zag Products (“Zig-Zag”) segment principally includes rolling papers and MYO cigar wraps used as smoking accessories. The strength of the Zig-Zag® brand drives our leadership position in both the rolling papers and MYO cigar wrap markets. Zig-Zag®, is the #1 premium and overall rolling paper in the U.S. with approximately 34% total market share. Management estimates also indicate that Zig-Zag® is the #1 brand in the promising Canadian market. Rolling paper operations are aided by our sourcing relationship with Republic Technology International SAS (“RTI”). See the “Distribution and Supply Agreements” section for our discussion of the Zig-Zag® distribution agreement.1

In MYO cigar wraps, the Zig-Zag® brand commands a majority of the market and continues to innovate in novel ways through further product introductions including our introduction of Zig-Zag® ‘Rillo sized wraps, which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars. In June 2020, we purchased certain assets from our long-term commercial partner Durfort Holdings S.R.L (‘‘Durfort’’) which included the co-ownership in the intellectual property rights for all of our MYO HTL cigar wraps products. Along with the transaction, we entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the USA which was effective October 9, 2020.

In July 2019, we acquired a 30% stake in ReCreation Marketing (“ReCreation”). ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. The investment leverages ReCreation’s significant expertise in marketing and distributing cannabis accessories and tobacco products throughout Canada. In November 2020, we acquired an additional stake that brought our total ownership to 50%.

1 Brand rankings and market share percentages obtained from MSAi for the 52-week period ended December 26, 2020.

In mid-2019 we repositioned the business with growth initiatives focused on new product introductions and new channel expansions that were better aligned with the growing market trends. We are still in the early stages of realizing the benefits from these initiatives, but have already begun to change the growth profile of our Zig-Zag Products segment. The Zig-Zag Products segment accounts for the majority of our operating profit and is now our fastest growing segment.

Stoker’s Products

Our Stoker’s Products (“Stoker’s”) segment includes both moist snuff tobacco (“MST”) and loose leaf chewing tobacco. Stoker’s® is our focus brand in both MST and chewing tobacco. In MST, Stoker’s® remains among the fastest growing brands and holds an 8.0% share in the stores with distribution and a 5.2% share of the total U.S. MST market. Stoker’s® pioneered the large 12 oz. tub packaging format and is manufactured using a proprietary process that we believe results in a superior product. In late 2015, we extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Our proprietary manufacturing process is conducted at our Dresden, Tennessee, plant and packaged in both our Dresden, Tennessee, and Louisville, Kentucky, facilities.1

Stoker’s® chewing tobacco has grown considerable share over the last several years and is presently the #1 discount brand and the second largest brand in the industry, with approximately a 24% market share. Our status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango®, and the five Wind River Brands we acquired in 2016. Collectively, the company is the #2 marketer of chewing tobacco with approximately 32% market share. Our chewing tobacco operations are facilitated through our long-standing relationship with Swedish Match, the manufacturer of our loose-leaf chewing tobaccos.1

NewGen Products

Our NewGen Products (“NewGen”) segment includes our Nu-X subsidiary dedicated to the development, production and sale of alternative products as well as our various acquisitions in the vape distribution space.

Nu-X, which was formed in January 2019, is dedicated to the development, production and sale of innovative, alternative products. Nu-X was enhanced by the acquisition of the assets and integration of Solace in July 2019. Solace is an innovative product development company which established one of the top e-liquid brands and has since grown into a leader in alternative products. Nu-X markets a wide assortment of offerings including CBD and nutraceutical products under the Nu-XTM brand, and nicotine e-liquid products and a nicotine chew product under the Solace® brand.

Within our vape distribution business, Vapor Beast® is a leading distributor of vapor products servicing the non-traditional retail channel. International Vapor Group (“IVG”) operates a strong B2C eCommerce business with direct sales to consumers nationwide and abroad through the Direct Vapor® and VaporFi® brands. We are leveraging our vape distribution business to increase sales of our proprietary brands.

In October of 2020, we made investments that gave us exposure to large and growing addressable markets. We acquired a minority stake in Wild Hempettes, a leading manufacturer of hemp cigarettes under the WildHemp™ and Hempettes™ brands as our entry into the smokable CBD category. In addition, the Company invested $15.0 million in dosist™, a global cannabinoid company, with an option to invest an additional $15.0 million at pre-determined terms over the next 12 months. The Company received a warrant to receive preferred shares of dosist™ that will automatically be exercised upon the changing of federal laws in the United States, rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis.

Competitive Strengths

We believe our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Our Zig-Zag® and Stoker’s® brands are each well established and date back 120 and 80 years, respectively. The NewGen Products segment has been built primarily through the acquisitions of Solace, VaporBeast, and IVG, leading sellers of e-liquids, devices, and accessories.

•
Zig-Zag® is the #1 premium and overall rolling paper brand in the U.S., with significant distribution in Canada. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi. We acquired North American rolling papers distribution rights for Zig-Zag® in 1997. More importantly, we own the Zig-Zag® tobacco trademark in the U.S. which we leverage for our MYO cigar wraps product. More than 50% of our total 2020 Zig-Zag® branded net sales are under our own Zig-Zag® marks rather than those we license from under the Distribution and Licensing Agreements described below.

1 Brand rankings and market share percentages obtained from MSAi for the 52-week period ended December 26, 2020.

•
Stoker’s® is among the fastest growing MST brands in the industry and is the #2 loose leaf chewing tobacco brand. We manufacture Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what we believe is a superior product.[1]

Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. We believe the Stoker’s® brand is seen as an innovator in both the moist snuff and loose-leaf chewing tobacco markets. The Solace acquisition provides us with a proven line of e-liquid and a strong new product development platform from which we intend to launch additional novel products, including a variety of actives. VaporBeast is a powerful distribution engine that allows us to further penetrate non-traditional retail outlets. IVG provides us direct access to the highly attractive, high margin B2C segment via the flagship Direct Vapor® and VaporFi® brands. Our Nu-X business has developed a line of innovative products that give us exposure to nascent but growing product categories.

Exposure to Growing Cannabinoid Consumption Trends

We believe that the cannabinoid market will expand over the coming years as it becomes increasingly accepted by the public in the U.S. Our product offerings, particularly those in our Zig-Zag Products and NewGen Products segments, are ideally positioned to benefit from continued growth in consumer consumption.

In addition, the legal cannabis market in the U.S. is projected to grow from $16 billion in 2020 to $34 billion by 2025, representing a 16% compounded annual growth rate, according to an August 2020 report of Arcview Market Research and BDS Analytics, Inc. A recent Gallup poll showed nearly seven in ten Americans now support legalizing cannabis nationwide, approximately double the level of twenty years ago. As of the end of 2020, 15 U.S. states and the District of Columbia had legalized cannabis for adults and a majority of states now allow for comprehensive public medical cannabis programs.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands. We methodically target markets which we believe have significant growth potential. We have been successful in entering new product categories by extending existing products and brands in addition to introducing new products:

•
In 2009, we extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. We are now the market share leader for MYO cigar wraps with approximately a 63% share. We believe our success was driven by the Zig-Zag® tobacco branding, which we feel is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products.

•
We extended the Zig-Zag® brand into hemp rolling papers in 2018 and followed that with the launch of paper cones in 2019 with both products quickly establishing leading positions in their respective categories.

•
We leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a product whose size was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established us as the market leader with over 50% of the Tub market as of 2019. In 2015, we introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.

•
VaporBeast quickly established itself as a leading marketer and distributor of liquid vapor products to the non-traditional retail universe. With its national footprint, VaporBeast is leveraging its regional consumer preference insights to further accelerate sales advances.

•
In 2019, the IVG acquisition, and specifically the VaporFi B2C marketing engine, offered us the opportunity to leverage the marketing competencies and processes to sell novel proprietary products across multiple channels and platforms.

•	In 2019, we launched the Nu-X brand focused on product development in the alternative market including CBD and extended the brand into a line of nutraceutical products in 2020.
•	In 2019, the Solace acquisition provided us with a leading line of liquids and a powerful new product development platform. We extended the brand with the launch of a nicotine chew.

We strategically target product categories that we believe demonstrate significant growth potential and for which the value of our brands is likely to have a meaningful impact. We believe that our track record and existing portfolio of brands provide growth advantages as we continue to evaluate opportunities to extend our product lines and expand into new categories.

1 Brand rankings and market share percentages obtained from MSAi for the 52-week period ended December 26, 2020.

E-Commerce Capabilities

With the acquisition of VaporBeast and IVG, we established scaled B2B and B2C e-commerce presence to service the vape market. Our e-commerce capabilities were enhanced by the acquisition and integration of Solace in 2019. In 2020, we leveraged those capabilities to build a meaningful B2B and B2C e-commerce business for Zig-Zag®.

Extensive Distribution Network and Data Driven Sales Organization

We have taken important steps to enhance our selling and distribution network and consumer marketing capabilities that allow us to grow our business while keeping our capital expense requirements relatively low. We have long-standing relationships in the core convenience store channel and wholesale distribution network with access to more than 210,000, retail outlets in North America. Our NewGen Products B2B business reaches thousands of vape stores and our B2C business has approximately 1.5 million unique customers. We are also increasing brand presence through non-traditional channels including headshops, dispensaries, and B2B e-commerce. In e-commerce, we have added brand dedicated platforms including ZigZag.com, Nu-X.com, and SolaceVapor.com.

We service our traditional tobacco and vapor customer bases with an experienced sales and marketing organization of approximately 180 professionals who possess in-depth knowledge of the OTP market. We extensively use data supported by leading technology to enable our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level. Our market analytics allow us to efficiently and effectively address evolving consumer and market demands. We subscribe to a sales tracking system provided by MSAi that measures all OTP product shipments by all market participants, on a weekly basis, from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand share and volume trends across multiple categories at the individual store level, allowing us to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within our Stoker’s segment product categories, we have seen a positive correlation between the frequency of store calls by our salesforce and our retail market share.

Asset-light Business Model that Generates Resilient Free Cash Flow

We have a lean, asset-light manufacturing and sourcing model which leverages outsourced supplier relationships and requires low capital expenditures. We believe our asset-light model provides marketplace flexibility, allows us to achieve favorable margins and generates high free cash flow conversion.

As part of our asset-light operating model we built long-standing and extensive relationships with leading, high-quality producers from whom we source products including loose-leaf chewing tobacco and cigarette paper, among others. We do not outsource our MST production as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

By outsourcing the production of products to a select group of suppliers with whom we have strong relationships, we are able to maintain low overhead costs and minimal capital expenditures. Our supplier relationships allow us to increase the breadth of our product offerings and quickly enter new markets as management is able to focus on brand building and innovation. In 2020, over 80% of our net sales were derived from outsourced production operations and our capital expenditures have ranged between $2.0 million and $6.1 million per year over the previous 5 years.

The stability of our cash flows is enhanced by the resilience of our Zig-Zag Products and Stoker’s Products business segments which we believe have recession-resistant end-markets. Their products are primarily staple products that are small ticket purchases for repeat consumers. In addition, we believe the secular shift to the value category in the Stoker’s Products segment will benefit the long-term resilience of our brands.

Expertise to Succeed in Dynamic Regulatory Environments

We operate in a highly regulated environment involving many different government agencies. In 2009, the FDA was given a mandate over cigarettes and smokeless tobacco, which expanded in 2016 to include all other tobacco products including vaping and cigars. We believe we have a competitive advantage in this environment with our experienced management team and our increased investments in teams of professionals comprising regulatory lawyers, scientists, and quality assurance processes.

The FDA is currently implementing a process called the PMTA, or the Pre Market Tobacco Authorization, which required all vape products introduced since 2007 to submit an application to the FDA by September 2020. This is a very expensive and resource-intensive process and there are currently hundreds of competitors in the market but very few have the capability and or the resources, to get their products successfully through this process.

We spent approximately $17 million to file applications covering 250 products, and we believe our application was one of the most extensive portfolios for open tank vaping products that was submitted. By developing and submitting a deep suite of products and leveraging our distribution platform we believe that we have the opportunity to grow substantial market share with our proprietary products as our competitors navigate this process. We believe this is a transformational event for the industry with potential to reap substantial benefits over time as the FDA enforcement accelerates and thereby, creating significant barriers for new entrants.

Experienced Management Team

With extensive experience in consumer products, alternative smoking accessories and tobacco markets, our senior management team has enabled us to grow and diversify our business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies, including Altria Group, Inc. (formerly Philip Morris); Swedish Match; and American Brands, Inc. Given the professional experience of the senior management team we are able to analyze risks and opportunities from a variety of perspectives. Our senior leadership has embraced a collaborative culture in which the combined experience, analytical rigor, and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands.

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

Grow Share of Existing Product Lines, Domestically and Internationally

We intend to remain a consumer centric organization with an innovative view and understanding of the alternative smoking accessories and OTP markets. We believe we have strong tailwinds for growth within our existing product lines. Within our Zig-Zag Products segment, we are benefitting from secular growth trends in the industry, driving market share gains in our traditional convenience store channel and expanding our presence into non-traditional channels including headshops, dispensaries and e-commerce to drive growth. Within our Stoker’s Products segment, there is ample runway for growth driven by same store sales growth and further distribution gains as Stoker’s® MST continues to be one of the fastest growing brands in the category.

In 2020, less than 5% of our revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we are pursuing an international growth strategy to broaden sales and strengthen margins. We believe international sales represent a meaningful growth opportunity. Our goals include expanding our presence in the worldwide OTP industry on a targeted basis. For example, we are expanding Zig-Zag®’s retail penetration and product assortment in Canada, and selling our Stoker’s® MST products in South America, Europe, Asia and Africa.

Expand into Adjacent Categories through Innovation and New Partnerships

We continually evaluate opportunities to expand into adjacent product categories by leveraging our current portfolio or through new partnerships. We believe there are meaningful opportunities for growth within the alternative smoking accessories and OTP markets. We maintain a robust product pipeline and plan to strategically introduce new products in attractive, growing markets, both domestically and internationally. In particular, the strength of the Zig-Zag® brand provides a great platform to introduce a suite of complementary products similar to our launch and expansion of hemp papers and paper cones. We have an exciting pipeline of new products and SKUs we plan on introducing over the coming years in both our papers and MYO wraps businesses. As we have done successfully in the past, we will leverage our existing sales infrastructure to drive distribution of these new products.

We have identified a number of new adjacencies and we intend to leverage our existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Within Nu-X, we launched a lineup of products in the CBD and nutraceutical category. We maintain a robust product pipeline and plan to strategically introduce new products in attractive and growing segments.

Increase our Mix of Proprietary Products in Vape Distribution

Our vape distribution business comprises a majority of our revenue with the NewGen Products segment. It generates the highest share of our revenues but the lowest share of profits with a sales mix of mostly lower gross margin third-party products. We aim to improve the profitability of the segment by generating increased sales from higher gross margin proprietary products within our vape distribution platform and growing our sales of Nu-X products.

Accelerate Growth Through National Distribution Network

Our business is built around a powerful sales and distribution infrastructure that currently reaches over 210,000 retail outlets in North America. We have strong presence in independent convenience stores and now service most of the leading chain accounts. Through our Nu-X Ventures e-commerce platforms and our B2B and B2C vape distribution platforms we have alternative avenues through which to sell third-party products and an increasing mix of our proprietary products. This allows new products to be tested with lower risk before we plug them into our wider brick and mortar distribution system.

Combining our different platforms, we have an expansive multi-channel distribution infrastructure that gives us a big competitive advantage when we introduce new products or acquire companies that we can integrate into our network. We believe our experienced salesforce, expansive distribution network, and leading market analytics put us in a strong position to swiftly execute new product launches in response to evolving consumer and market preferences.

Strategically Pursue Acquisitions

We believe there are meaningful acquisition opportunities in our fragmented markets. We regularly evaluate acquisition opportunities across our industries. In evaluating acquisition opportunities, our focus is on identifying acquisitions that leverage our distribution platform and product offerings or enable category expansion in areas with high growth potential.

Substantially all of our 2020 U.S. gross profit was derived from sales of products currently regulated by FDA Center for Tobacco Products. We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller OTP manufacturers currently lack this infrastructure, which we believe is necessary to comply with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. The company itself was built through acquisitions that were subsequently grown through distribution gains, market share growth and brand extensions into new product categories. This is a playbook that we have drawn on over time with a consistent track record of success. We acquired the U.S. and Canadian rolling papers distribution rights for Zig-Zag® in 1997 and extended our product offerings including our entry into the MYO cigar wraps category in 2009. Today, Zig-Zag® is the #1 premium and overall rolling paper and MYO cigar wrap brand in the U.S., as measured by MSAi. In 2003, we acquired the Stoker’s® brand. We have since built the brand to a strong #2 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion where it remains among the fastest growing MST brands in the industry. Subsequent to our initial public offering (“IPO”) in 2016, we completed a series of acquisitions that built the foundation of our NewGen Products segment through (i) VaporBeast, (ii) IVG, and (iii) Solace. Our investment in ReCreation Marketing in Canada in 2019 is accelerating Zig-Zag®’s growth through alternative channel penetration and introducing our proprietary NewGen products into Canada. In 2020, we acquired certain assets from Durfort including co-ownership of the intellectual property rights for our MYO cigar wraps products. The transaction increased our share of the economics in a MYO cigar wraps business that was benefitting from secular growth tailwinds and gave us access to a complimentary product in Blunt Wrap® through an exclusive distribution agreement. Our investment in Wild Hempettes provided us entry into the growing smokable CBD category. Most recently, our investment in dosist™, a global cannabinoid company, gives us increased exposure to the large and growing cannabinoid market.

Raw Materials, Product Supply, and Inventory Management

We source our products through a series of longstanding, highly valued relationships which allow us to conduct our business on an asset-light, distribution-focused basis.

The components of inventories were as follows (in thousands):

	December 31, 2020	December 31, 2019
Raw materials and work in process	$8,137	$7,050
Leaf tobacco	32,948	32,763
Finished goods - Zig-Zag Products	14,903	13,138
Finished goods - Stoker’s Products	9,727	5,680
Finished goods - NewGen Products	18,916	17,111
Other	1,225	989
Gross Inventory	85,856	76,731
LIFO reserve	(6,106)	(5,752)
Net Inventory	$79,750	$70,979

Zig-Zag Products

Pursuant to the Zig-Zag® distribution agreements, we are required to purchase from RTI all cigarette papers, cigarette tubes, and cigarette injecting machines that we sell, subject to RTI fulfilling its obligations under the Zig-Zag® distribution agreements. See the “Distribution and Supply Agreements” section for our discussion of the Zig-Zag® distribution agreements. If RTI is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operations, in each case, as set forth in the Distribution Agreements, we may seek third-party suppliers and continue the use of the Zig-Zag® trademark to market these products. To ensure we have a steady supply of premium cigarette paper products, as well as cigarette tubes and injectors, RTI is required to maintain, at its expense, a two-month supply of inventory in a bonded, public warehouse in the U.S.

We obtain our MYO cigar wraps from our supplier in the Dominican Republic. We also obtain our Zig-Zag® branded cigar products from the Dominican Republic.

Stoker’s Products

Our moist snuff and loose-leaf chewing tobaccos are produced from air-cured and fire-cured leaf tobacco, respectively. We utilize recognized suppliers that generally maintain 12- to 24-month supplies of our various types of tobacco at their facilities. We do not believe we are dependent on any single country or supplier source for tobacco. We generally maintain up to a two-month supply of finished, moist snuff and loose leaf chewing tobacco. This supply is maintained at our Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution.

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

NewGen Products

We have sourcing relationships that are capable of providing liquid vapor products for other companies’ brands and for producing our own branded product lines in the category. Our acquisitions of VaporBeast, IVG and Solace have (i) accelerated our entry into the non-traditional retail channel, where we believe a significant portion of CBD and liquid vapor products are sold; (ii) provided enhanced distribution of products; and (iii) established best-in-class distribution and B2C platforms combining eCommerce selling skills with a national retail salesforce. We believe the VaporBeast B2B competency coupled with the IVG B2C selling strengths and our national retail salesforce is a genuine competitive advantage and one that we intend to leverage on behalf of Nu-X CBD and other actives products. Furthermore, we have established a sourcing group in Asia to ensure timely and cost-effective access to marketplace winners and new product launches, while also maximizing margin through thoughtful logistics strategies.

Distribution and Supply Agreements

The Zig-Zag Distribution and License Agreements

In 1992 we entered into two long-term exclusive distribution agreements with respect to sales of Zig-Zag® cigarette papers, cigarette tubes, and cigarette injector machines in the U.S. and Canada (collectively, the “Distribution Agreements”). The Distribution Agreements had an initial twenty-year term, which automatically renews for successive twenty-year terms unless terminated in accordance with the terms of the Distribution Agreements. The Distribution Agreements renewed for their second twenty-year term in November 2012.

Under the Distribution Agreements, we are required to purchase cigarette papers, cigarette tubes, and cigarette injector machines from the licensor; however, our licensor must provide us with sufficient quantities consistent with specific order-to-delivery timelines outlined in the Distribution Agreements. Our product supply is further protected by additional safeguards, including the right to seek third-party suppliers in certain circumstances and a two-month safety stock inventory to be kept in the U.S. at the licensor’s expense. The Distribution Agreements also provide shared responsibility for duties, insurance, shipping, and taxes. The import duties and taxes in the U.S. and Canada are our responsibility, while the licensor is responsible for insurance, export duties, and shipping costs.

Each of the Distribution Agreements contains customary termination provisions, including failure to meet performance obligations, the assignment of the agreement or the consummation of a change of control, in each case, without consent of the licensor, upon certain material breaches, including our agreement not to promote, directly or indirectly, cigarette paper or cigarette paper booklets of a competitor, or upon our bankruptcy, insolvency, liquidation, or other similar event. The licensor also may terminate the Distribution Agreements if a competitor acquires a significant amount of our common stock or if one of our significant stockholders acquires a significant amount of one of our competitors. In the event of a termination, we have agreed that for a period of five years after the termination we will not engage, directly or indirectly, in the manufacturing, selling, distributing, marketing, or otherwise promoting, in the U.S. and Canada, of cigarette paper or cigarette paper booklets of a competitor without consent. There are certain de minimis exceptions to these provisions. For further details, see ‘‘Risk Factors – We depend on a small number of key third-party suppliers and producers for our products’’.

In subsequent years, we entered into two licensing agreements, giving us the exclusive use of the Zig-Zag® brand name for e-cigarettes and related accessories in the U.S. and for paper cone products in the U.S. and Canada (collectively, the “License Agreements”). Each of the License Agreements terminates if the Distribution Agreements are terminated.

The Distribution Agreements and the License Agreements were initially entered into with Bolloré. In November of 2020, Bolloré assigned the Distribution Agreements and the License Agreements to RTI. For a number of years, RTI has been the outsourced manufacturer of cigarette papers, cigarette tubes, cigarette injector machines and certain other products bearing the Zig-Zag® name. We do not expect the assignment of the Distribution Agreements or the License Agreements to have a material effect on our business.

Swedish Match Manufacturing Agreement

In 2008, we entered into a manufacturing and distribution agreement with Swedish Match whereby Swedish Match became the exclusive manufacturer of our loose-leaf chewing tobacco. Under the agreement, production of our loose-leaf chewing tobacco products was completely transitioned to Swedish Match’s plant located in Owensboro, Kentucky, in 2009. We source all of the tobacco Swedish Match uses to manufacture our products along with certain proprietary flavorings and retain all marketing, design, formula, and trademark rights over our loose-leaf products. We also have the right to approve all product modifications and are solely responsible for decisions related to package design and branding of the loose-leaf tobacco produced for us. Responsibilities related to process control, manufacturing activities, and inventory management with respect to our loose-leaf products are allocated between us and Swedish Match as specified in the agreement. We also have rights to monitor production and quality control processes on an ongoing basis.

The agreement had an initial ten-year term and will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement, or unless otherwise terminated by mutual agreement of the parties in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. The terms allow the agreement to be assumed by a buyer, terminated for uncured material breach, or terminated by us subject to a buyout. We also hold a right of first refusal to acquire the manufacturing plant as well as Swedish Match’s chewing tobacco unit. The agreement was automatically renewed for the first of five 10-year renewal periods in September 2018.

Production and Quality Control

We primarily outsource our manufacturing and production processes and focus on packaging, marketing, and distribution. We currently manufacture less than 20% of our products as measured by net sales. Our in-house manufacturing operations are principally limited to (i) the manufacturing of our moist snuff products, which occurs at our facility in Dresden, Tennessee; and (ii) the packaging of our moist snuff products at our facilities in Dresden, Tennessee, and Louisville, Kentucky. Our MST products are processed in-house, rather than outsourced, as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

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

As of December 31, 2020, we had a nationwide sales and marketing organization of approximately 180 professionals. Our sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2020, our Zig-Zag and Stoker’s Products sales and marketing efforts enabled our products to reach an estimated 210,000 retail doors in North America and over 800 direct wholesale customers with an additional 200 secondary, indirect wholesalers in the U.S.

Our Zig-Zag and Stoker’s Products sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. For Zig-Zag Products, we have also developed a growing e-commerce business. Our NewGen sales efforts are focused on alternative channels and winning new stores, increasing store share of requirements and growing the B2C engine to capture a greater share of online sales direct to the consumer. We have expanded, and intend to continue to expand, the sales of our products into previously underdeveloped geographic markets and retail channels. In 2020, we derived more than 95% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

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

In the years ended December 31, 2020, 2019, and 2018, we did not have any customer that accounted for 10% or more of our net sales. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses. Sales to customers within our NewGen segment are generally prepaid.

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

Zig-Zag Products

Our principle competitors for premium rolling paper sales are Republic Tobacco, L.P. and HBI International. Our major competitors in MYO cigar wraps are Good Times USA, LLC and New Image Global, Inc. We believe MYO cigar wrap products are used interchangeably with both rolling papers and finished cigar products by many consumers.

Stoker’s Products

Our four principal competitors in the moist snuff category are Swedish Match, the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), Swisher International Group, Inc. and U.S. Smokeless Tobacco Company (a division of Altria Group, Inc.). In the loose-leaf chewing tobacco market, our three principal competitors are Swedish Match, the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), and Swisher International Group, Inc. We believe moist snuff products are used interchangeably with loose leaf products by many consumers.

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

Patents, Trademarks, and Trade Secrets

We have numerous registered trademarks relating to our products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River®, Vapor Beast®, Vapor Shark®, DirectVapor®, VaporFi® and South Beach Smoke®. The registered trademarks, which are significant to our business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formula trade secrets relating to our tobacco products, which are key assets of our businesses, are maintained under strict secrecy.

The Zig-Zag® trade dress trademark for premium cigarette papers and related products are owned by RTI and have been exclusively licensed to us in the U.S. and Canada. The Zig-Zag® trademark for e-cigarettes is also owned by RTI and has been exclusively licensed to us in the U.S. We own the Zig-Zag® trademark with respect to its use in connection with products made with tobacco including, without limitation, cigarettes, cigars, and MYO cigar wraps in the U.S.

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on our high-tech data systems. We spent approximately $1.3 million, $2.5 million, and $2.5 million dollars on research and development and quality control efforts for the years ended December 31, 2020, 2019, and 2018, respectively.

Human Capital

As of February 15, 2021, we employed 408 full-time and part-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

We believe that our success is driven by our employees. Our human capital strategy, which is developed and overseen by our COO, focuses on the health and safety of our employees as well as the attraction, development and retention of employees. Our COO is also responsible for our diversity and inclusion strategies. The CEO, CFO and COO regularly update the board of directors and its committees on the human capital management, as well as the implementation of new initiatives.

Health and Safety: Our health and safety programs are designed to address applicable regulations as well as the specific hazards and work environments of each of our facilities. We regularly conduct safety reviews at each of our locations to ensure compliance with applicable regulations and all policies and procedures. We maintain safety committees that meet regularly to discuss and address any potential issues in our warehouse and manufacturing facilities. In addition, we conduct quarterly Motor Vehicle Safety trainings and annual Motor Vehicle Records checks for those assigned to company vehicles or who are daily drivers. We utilize a number of metrics to assess the performance of our health and safety policies, procedures and initiatives, including lost workdays and any recordable or reportable incidents.

Since the onset of the COVID-19 pandemic, the health and safety of our employees has been our highest priority. We immediately implemented several changes to enhance COVID-19 safety and mitigate related health risks in our work environment. For our warehouse and operations, these included split shifts for our fulfillment employees, temperature scans, additional contactless hand sanitizing stations, protective equipment, social distancing guidelines, and increased cleaning and sanitization. For other employees this included enhancing remote working capabilities as well as other arrangements.

Employee Engagement:  To assess and improve employee retention and engagement, we have surveyed employees, with the assistance of third-party consultants, and use the results of and feedback from the survey to address employee concerns. Our most recent survey was conducted in November 2020 and included participation by over two-thirds of our employees.

Diversity and Inclusion:  We place a high value on diversity and inclusion. As of December 31, 2020, approximately 35% of our workforce was female and 22% of our employees in managerial roles were female. As of the same date, underrepresented minorities made up approximately 27% of our workforce, with 16% of our managerial roles held by underrepresented minorities.

Training and Talent Development: We provide technical and leadership training to employees at both the officer and non-officer levels. The Company has also launched a learning management system for tracking training hours for its employees.

We believe that encouraging continual development for our employees is essential for it to maintain the strength and profitability of Company, generally, and brands, specifically. The Company posts its openings internally to allow current employees to apply. In 2020, we had 11 promotions within the organization.

Retaining Talent:  During the year ended December 31, 2020, our employee turnover rate was 20.7%.  To retain our employees, we believe it is critical to continually focus on ensuring employees are highly engaged and feel valued.  We address these retention efforts in a number of ways, from formal surveys and quarterly business updates, to regular informal discussions with employees that enable us to listen to, understand and address their concerns.

Employee Benefits:  We offer comprehensive benefit programs to our employees that provides them with, among other things, medical, dental, and vision healthcare; 401K matching contributions; paid parental leave; tuition assistance; and paid vacation time.

Environmental, Social and Governance (“ESG”)

We believe that focusing on our consumers and customers, while proactively and productively addressing the environment, our employees, our community, and society at large, is the key to driving value for all stakeholders. We recognize that incorporating ESG into our business strategy enhances our operating principles of winning with accountability, integrity, and responsibility, and will position our company for greater success in the future. We believe that our Company will maximize its return to shareholders by implementing strategies and establishing goals to address public health, mitigating environmental risks, seeking and integrating a diverse range of viewpoints, and displaying responsible behaviors to suppliers, customers, members of the organization and most of all to its consumers.

Public Health

One key aspect of our ESG program, is our distinct focus on TPB’s role in public health. We market and sell products intended for adult use only, many containing nicotine. As a result, public health plays a central role in all of our product initiatives. We believe in, and work diligently to apply, harm reduction principles to all of our products, from development through distribution and marketing. Turning Point Brands’ vision is built upon the idea that adult consumers, when presented with responsibly marketed and high-quality options, will in large part prefer products with a lower risk profile than others. This idea of moving adult consumers down the continuum of risk is a key driver of our Company’s future for sustainable growth. We intend to accomplish this by developing low-risk alternatives according to good product stewardship and manufacturing principles in order to increase adult consumer availability of and access to high-quality products that deliver satisfaction but at a lower risk to the user. We will continue to focus our R&D, scientific, policy, and product resources to increase the number of consumers choosing products that are lower risk.

In September of 2020, Turning Point Brands submitted to the U.S. Food and Drug Administration Premarket Tobacco Applications (“PMTAs”) covering 250 products. This is an important and necessary step for TPB to offer adult consumers an extensive portfolio of products that serve as alternatives to combustible cigarettes and satisfy a wide variety of consumer preferences. The filings provide detailed scientific data that we believe demonstrates that the products are “appropriate for the protection of public health,” as required by law. Studies to support the applications were performed and included pharmacokinetics studies, a likelihood of use study, and a patterns of use study, in addition to a toxicological review. TPB also provided a detailed marketing plan to illustrate how it will continue to prevent youth exposure to the products.

Prevention of Youth Access

Our vision is a world where only adult consumers purchase and use products that are not intended for youth. As a seller of products intended for adult-use only, society demands a higher burden of responsibility from us, and we are committed to proactively preventing the underage appeal and access to those products. We are dedicated to the responsible marketing of our adult use products and are fully committed to complying with all applicable laws and regulations governing them. TPB targets its marketing activities to both male and female current nicotine, cannabinoid, and other active consumers that are 21 years of age and older. The marketing of our adult use products does not include content directed toward minors, and prohibited marketing content includes childish images, cartoons, characters, mascots, juvenile designs, or other themes or imagery known to resonate with minors. The Company plans to continue to engage in appropriately targeted marketing activity, consistent with all legal requirements, industry standards, and best practices.

Preventing youth access and use of our adult-use products is a key to our continued success. All of our adult-use products are intended to be sold to and used by adults 21 years of age and older, and we are proactive in implementing programs to prevent youth access. For TPB’s own online retail (B2C) sales, TPB utilizes a robust third-party age verification process for all online purchases by consumers. On its business-to-business (B2B) website section, TPB offers suggestions of resources for its downstream customers related to prevention of youth access. These resources include information related to retailer-focused FDA Guidance, third-party age verification software available to both brick-and-mortar and online sellers, and helpful websites that offer compliance tools, e.g., WeCard.

Environmental Stewardship

Being good stewards of the planet will support our business success. We will achieve this by transitioning our fleet to lower emissions vehicles, implementing energy saving initiatives in all of our locations, using renewable energy, and investing in Renewable Energy Credits (RECs) and Verified Emissions Reductions (VERs). We are also focused on reducing our water consumption and lowering our waste streams with increased recycling efforts. Within each of these categories we will continue to define and update our metrics to measure our environmental impact based on Sustainability Accounting Standards Board (SASB), Carbon Disclosure Project (CDP), Task Force on Climate-related Financial Disclosures (TCFD), and the United Nations Sustainable Development Goals (SDGs).

Social Impact

We mobilized our internal resources during the COVID-19 crises to ensure the continuity of supply of our products to our customers and consumers while devoting company resources to assist the community at large, including:

•
Implementing processes to keep our team members safe with plantwide safety and cleanliness protocols, split shifts for fulfillment personnel, isolating work units where possible, and providing work from home opportunities.

•	Leveraging our IT strength and implementing videoconferencing to minimize contact and travel.
•	Communicating regularly with our customers and suppliers to understand their challenges and ways to assist them.
•	Providing lunches for our employees from local restaurants that were impacted by the pandemic.
•	Recognizing the commitment of our employees by providing worker incentives for our team members who could not work remotely.

Our Social program focuses on the safety of our people and the diversity of our workforce. Our goals are to provide an injury-free and diverse workforce in order to provide a winning culture and be the employer of choice. We actively monitor and train against our safety program and have safety committees dedicated to implementing best practices and improving our safe working environment. We have established meaningful measures for our Social program and our targets and actions will allow us to achieve our goals in this area.

Corporate Governance

Good corporate governance is critical to our operating principles of winning with accountability, integrity, and responsibility. Acting with accountability, integrity and responsibility is at the core of our business conduct policy. We train all employees on our business conduct policies. In addition, our Governance program measures the diversity of our Board. We believe that Board diversity is critical to having a winning culture and strategy.  We have established meaningful measures for our Governance program and our targets and actions will allow us to achieve our goals in this area.

2020 Highlights

Key highlights from our 2020 ESG metrics include:

•	A year over year reduction in water usage at our manufacturing plants;
•	Recycling more solid waste than solid waste sent to landfills;
•	A year over year reduction in carbon emissions from our fleet;
•	In the area of safety, a year over year reduction in our lost time incident rate, and an incident rate well below industry average;
•	Greater than 30% female representation in our workforce, and 18% or more representation in all categories of management;
•	Underrepresented minorities made up 18% of our senior management;
•	Underrepresented minorities made up 43% of our Board, and women represented 29% of our Board; and
•	Implemented expanded policies related to restricting youth access and exposure.

We are committed to defining meaningful targets and strive to achieve these targets in each of these areas.  Further information on our program can be found on our website.

Internet Address and Company SEC Filings

Our primary Internet address is www.turningpointbrands.com. The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. On the investor relations portion of our website, www.turningpointbrands.com/investor-relations, we provide a link to our electronic filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make all such filings available free of charge as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Our Business and Industry

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused illicit products to brand equity;
•	contamination of our tobacco supply or products;

Risks Related to Legal, Tax and Regulatory Matters

•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	uncertainty and continued evolution of regulation of our NewGen and cigar products;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in state and local regulation of our NewGen products has been proposed or enacted;
•	increase in tax of our NewGen products could adversely affect our business
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	significant product liability litigation;
•	the effect of the COVID-19 pandemic on our business;

Risks Related to Financial Results, Finances and Capital Structure

•	our amount of indebtedness;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our loss of emerging growth status on December 31, 2021 and ability to comply with the additional disclosure requirements applicable to non-emerging growth companies;

Risks related to our Common Stock

•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

General Risks

•	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	our reliance on information technology;
•	security and privacy breaches;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	departure of key management personnel or our inability to attract and retain talent; and
•	failure to meet expectations relating to environmental, social and governance factors

Risks Related to Our Business and Industry

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, as measured by MSAi, have been generating modest consumer unit volume gains. For instance, while loose-leaf chewing tobacco products have declined for over a decade, the MST segment pouch products and snus have been growing in the low single digits over the same period. Additionally, cigarillo cigars and MYO cigar wraps have each demonstrated MSAi volume gains in recent years. Our tobacco products comprised approximately 61% of our total 2020 net sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation, product characteristic restrictions, and taxation and changes in consumer spending habits.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2020, our three most important suppliers and producers were: (i) Swedish Match, which produces all of our loose leaf chewing tobacco in the U.S., (ii) RTI, which provides us with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada; and (iii) Durfort, which was a key supplier of MYO cigar wraps and cones until we acquired certain of the assets of Durfort in June 2020. See “Item 1 – Business – Distribution and Supply Agreements”

All of our loose-leaf tobacco products are manufactured for us by Swedish Match pursuant to a ten-year renewable agreement, which we entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, we retain the rights to all marketing, distribution and trademarks over the loose-leaf brands that we own or license. The agreement renewed for an additional ten-year term in 2018. We share responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to our loose-leaf products. We rely on the performance by Swedish Match of its obligations under the agreement for the production of our loose-leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or our relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose leaf tobacco products could have a material adverse effect on our business, results of operations, and financial condition.

All of our Zig-Zag® premium cigarette papers, cigarette tubes, and injectors are sourced from RTI, pursuant to the Distribution Agreements. In November of 2020, Bolloré sold its rights to its trademarks for the Zig-Zag® brand name in the U.S. and Canada to RTI and, in connection with the sale, assigned the Distribution Agreements and the License Agreements to RTI. RTI is an affiliate of one of our competitors.  The Distribution Agreements were most recently renewed in 2012 and pursuant to such agreements, we renegotiate pricing terms every five years. The Distribution Agreements were initially entered into with Bolloré, the original holder of the cigarette paper-related trademarks for the Zig-Zag® brand name.

Pursuant to agreements with certain suppliers, we have agreed to store tobacco inventory purchased on our behalf and generally maintain a 12- to 24-month supply of our various tobacco products at their facilities. We cannot guarantee our supply of these products will be adequate to meet the demands of our customers. Further, a major fire, violent weather conditions, or other disasters that affect us or any of our key suppliers or producers, including RTI or Swedish Match, as well as those of our other suppliers and vendors, could have a material adverse effect on our operations. Although we have insurance coverage for some of these events, a prolonged interruption in our operations, as well as those of our producers, suppliers, or vendors, could have a material adverse effect on our business, results of operations, and financial condition. In addition, we do not know whether we will be able to renew any or all of our agreements on a timely basis, on terms satisfactory to us, or at all.

Any disruptions in our relationships with RTI or Swedish Match or any other significant supplier, a failure to renew any of our agreements, an inability or unwillingness by any supplier to produce sufficient quantities of our products in a timely manner or finding a new supplier would have a significant impact on our ability to continue distributing the same volume and quality of products and maintain our market share, even during a temporary disruption, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are reliant upon brand recognition in the OTP markets in which we compete as the OTP industry is characterized by a high degree of brand loyalty and a reluctance to switch to new or unrecognizable brands on the part of consumers. Some of the brands and trademarks under which our products are sold are licensed to us for a fixed period of time in respect of specified markets, such as our Distribution and License Agreements for use of the Zig-Zag® name and associated trademarks in connection with certain of our cigarette papers and related products.

We have a number of licensing agreements with RTI, which acquired these licensing agreements from Bolloré in November 2020. The first of these governs licensing, sourcing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, the second of which governs licensing, sourcing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids, and the third of which governs the licensing, sourcing and use of the Zig-Zag trademark on paper cones. In 2020, we generated approximately $133 million in net sales of Zig-Zag® products, of which approximately $66 million was generated from products sold through such license agreements. In the event that one or more of these Licensing Agreements are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing or otherwise promoting of cigarette papers of a competitor without RTI’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis, on terms satisfactory to us, or at all. As a result of these restrictions, if our licensing agreements with respect to the Zig-Zag® trademark are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

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

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The alternative smoking accessories and tobacco industries in general, and the OTP industry, in particular, are subject to changing consumer trends, demands, and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and our continued success depends in part on our ability to continue to differentiate the brand names that we own or license and maintain similarly high levels of recognition with target consumers. Trends within the alternative smoking accessories and OTP industries change often. Our failure to anticipate, identify, or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that may affect consumer perception of our products include health trends and attention to health concerns associated with tobacco, price-sensitivity in the presence of competitors’ products or substitute products, and trends in favor of new NewGen products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from chewing tobacco to moist snuff due to its increased affordability. Along with our biggest competitors in the chewing tobacco market, which also produce moist snuff, we have been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market shares in these categories before we have a chance to respond.

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

“Big tobacco” has also established its presence in the NewGen products market and has begun to make investments in the alternative space. There can be no assurance that our products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, there are currently no U.S. restrictions on advertising electronic cigarettes and vaporizer products and competitors, including “big tobacco,” may have more resources than us for advertising expenses, which could have a material adverse effect on our ability to build and maintain market share, and thus have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Legal, Tax and Regulatory Matters

We are subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over 50 years. Industry critics include special interest groups, the U.S. Surgeon General, and many legislators and regulators at the local, state and federal levels. A wide variety of federal, state, and local laws limit the advertising, sale, and use of tobacco, and these laws have proliferated in recent years. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements, and media campaigns and restrictions on where consumers may use tobacco products. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for us to maintain the value of any brand.

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

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act (“PACT Act”) initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco  comply with state tax laws. The PACT Act was recently extended to also cover e-cigarette and related products. See “—Many of our NewGen and cigar products have not obtained premarket authorization from the FDA, and are currently marketed pursuant to a policy of FDA enforcement discretion. There could be a material adverse impact on our NewGen business development efforts if the FDA determines that our products are not subject to this compliance policy, or if our products become subject to increased regulatory compliance burdens imposed by the FDA and other regulatory or legislative bodies.” for further details. Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs, and have a material adverse effect on our business, results of operations, and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) granted the FDA regulatory authority over tobacco products.  The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act (“CSTHEA”), which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the U.S. Customs and Border Protection (“CBP”) and the U.S. Center for Disease Control and Prevention’s (“CDC”) Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which we believe have received widespread public attention. The FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including de facto bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition.

Our products are regulated by the FDA, which has broad regulatory powers.

Substantially all of our 2020 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

Specifically, the Tobacco Control Act (i) increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings, (ii) imposes restrictions on the sale and distribution of tobacco products, including significant restrictions on tobacco product advertising and promotion as well as the use of brand and trade names, (iii) bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products, (iv) bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol, (v) requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public, (vi) authorizes the FDA to require the reduction of nicotine and the potential reduction or elimination of other constituents or additives, including menthol, (vii) establishes potentially expensive and time-consuming pre-market and “substantial equivalence” review pathways for tobacco products that are considered new, (viii) gives the FDA broad authority to deny product applications thereby preventing the sale or distribution of the product subject to the application (and requiring such product to be removed from the market, if applicable), and (ix) requires tobacco product manufacturers (and certain other entities) to register with the FDA.

The FDA charges user fees based on the USDA unit calculations pro-rated to the annualized FDA congressionally allocated budget. These fees only apply to certain products currently regulated by the FDA, which include our core products (other than cigarette paper products), but we may in the future be required to pay such fees on more of our products, and we cannot accurately predict which additional products may be subject to such fees or the magnitude of such fees, which could become significant.

Although the Tobacco Control Act prohibits the FDA from issuing regulations banning all cigarettes, all smokeless tobacco products, all little cigars, all cigars other than little cigars, all pipe tobacco, or all roll-your-own tobacco, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that regulations with the FDA promulgated pursuant to the Tobacco Control Act could nonetheless result in a decrease in sales of these products in the U.S. We believe that such regulation could adversely affect our ability to compete against our larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Our ability to gain efficient and timely market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules, regulations and enforcement policies. Some of our currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for us to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which we cannot guarantee we will be able to obtain. In addition, failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of us. To the extent we are unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on our business, results of operations and financial condition.

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

Pursuant to the NPM escrow account statutes, in order to be compliant with the NPM escrow requirements, we are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year with each year’s deposit being released from escrow after 25 years. We discontinued our MYO tobacco line in the third quarter of 2017. During 2020 no monies were deposited into this qualifying escrow account. As of December 31, 2020, we had made deposits of approximately $32.1 million. Thus, pending a change in MSA legislation, we have no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

Tobacco products, premium cigarette papers and tubes have long been subject to substantial federal, state and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize tobacco usage. Since 1986, smokeless products have been subject to federal excise tax. Federally, smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported.

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

Vaporizer products and electronic cigarettes, having recently been introduced to market over the past ten years, are at a relatively early stage of development, and represent core components of a market that is evolving rapidly, highly regulated and characterized by a number of market participants. Rapid growth in the use of, and interest in, vaporizer products and electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in an evolving market. Continued evolution, uncertainty and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to effectively compete in the NewGen products marketplace.

Many of our NewGen and cigar products have not obtained premarket authorization from the FDA and are currently marketed pursuant to a policy of FDA enforcement discretion. There could be a material adverse impact on our NewGen business development efforts if the FDA determines that our products are not subject to this compliance policy, of if our products become subject to increased regulatory compliance burdens imposed by the FDA and other regulatory or legislative bodies.

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

Marketing authorizations will be necessary in order for us to continue our distribution of NewGen and cigar products. The FDA has announced a compliance policy whereby it does not intend to prioritize enforcement for lack of premarket authorization against newly-deemed products, provided that such tobacco products were marketed as of August 8, 2016; are not marketed in certain manners likely to be attractive to youth; and for which premarket applications were timely submitted. As a result of recent litigation and subsequent FDA Guidance, marketing applications for newly-deemed products were required to have been submitted no later than September 9, 2020, with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized. Under the FDA’s compliance policy, such products may remain on the market until September 9, 2021, unless the FDA makes an adverse determination prior to that date.

In September 2020, we submitted applications on a timely basis for the appropriate authorizations for our products that are deemed products not otherwise grandfathered. We believe that these products satisfy the criteria for current marketing pursuant to the FDA’s compliance policy. However, there can be no guarantee that the FDA will agree, and the FDA may bring an enforcement action against our products for lack of premarket authorization and/or deny our premarket applications. We have no assurances that the outcome of such application review processes will result in our products receiving marketing authorizations from the FDA. We also have certain previously regulated tobacco products which FDA removed from review but remain subject to “provisional” substantial equivalence submissions made on March 22, 2011; however, FDA has the discretion to reinitiate review of these products. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product. Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products.  Compliance and related costs could be substantial and could significantly increase the costs of operating in our NewGen and cigar product markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell certain of our NewGen and cigar products. At present, we are not able to predict whether the Tobacco Control Act will impact our products to a greater degree than competitors in the industry, thus affecting our competitive position.

Furthermore, in addition to the FDA, there are restrictions being proposed or in effect at the federal, state, and local level related to these products. For example, the PACT Act has now been amended to apply to certain NewGen products, which has impacts at the federal and state levels. These requirements are in addition to any increased regulation of internet sales that may be in effect or passed legislatively at the federal, state, or local levels, or promulgated via rulemaking by a government agency. Additionally, state attorneys general have monitored, and in some cases, have issued investigative requests to companies that sell these products related to online sales, marketing practices, and other aspects of the NewGen business. Increased regulation of additives in tobacco products through federal, state, or local governments may also adversely affect NewGen and cigar products. The application of these types of restrictions, and of any new laws or regulations which may be adopted in the future, to these products could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Some of our products are subject to developing and unpredictable regulation.

Some of our NewGen products marketed through our Nu-X subsidiary and similar third-party products sold through our NewGen distribution vehicles may be subject to uncertain and evolving federal, state and local regulations concerning hemp, CBD and other non-tobacco consumable products.  Enforcement initiatives by those authorities are therefore unpredictable and impossible to anticipate.  We anticipate that all levels of government, which have not already done so, are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain.  These regulations include or could include restrictions including prohibitions on certain form factors, such as smokable hemp products, or age restrictions. Accordingly, we cannot give any assurance that such actions would not have a material adverse effect on this emerging business.

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

Presently the federal government and many states do not tax the sale of NewGen products like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of December 31, 2020, over half of the states and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. These tax structures may benefit one type of NewGen product over another, which may result in consumers switching between NewGen products, other traditional tobacco products, or depress overall consumption in general. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, some states have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to our online sales of NewGen products into those states and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of South Dakota v. Wayfair, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek or have begun to impose sales tax on our online sales. The requirement to collect, track and remit taxes may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are required to purchase all our cigarette papers, cigarette tubes and cigarette injector machines under the Distribution Agreements from the supplier in France. Additionally, a substantial portion of our NewGen products are sourced from China. In 2018, President Trump and his administration imposed significant additional tariffs on certain goods imported from outside the U.S., and future administrations could impose additional tariffs in the future. These additional tariffs apply to a significant portion of our NewGen products and may result in increased prices for our customers. These increased prices may reduce demand where customers are unable to absorb the increased prices or successfully pass them onto the end-user. If the U.S. were to impose additional tariffs on goods we import, it is likely to make it more costly for us to import goods from other countries. While the new presidential administration has a desire to repeal some or all of the tariffs imposed by the Trump administration, no assurance can be given that they will do so. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Our intellectual property rights may be infringed or misappropriated.

We currently rely on trademark and other intellectual property rights to establish and protect our products, including the brand names and logos we own or license. Third parties have in the past infringed on and misappropriated and may in the future infringe or misappropriate, these trademarks and our other intellectual property rights. Our ability to maintain and further build brand recognition is dependent on the continued and exclusive use of these trademarks, service marks and other proprietary intellectual property rights, including the names and logos we own or license. Despite our attempts to ensure these intellectual property rights are protected, third parties may take actions that could materially and adversely affect our rights or the value of this intellectual property. Any enforcement concerning our intellectual property rights, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. Expenses related to protecting and enforcing our intellectual property rights, the loss or compromise of any of these rights or the loss of revenues as a result of infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition, and may prevent the brands we own or license from growing or maintaining market share.

Third parties may claim that we infringe or misappropriate their intellectual property rights.

Competitors in the tobacco products and NewGen markets may claim that we infringe on or misappropriate their intellectual property rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us and/or the payment of damages. Further, our vapor distribution businesses distribute third party product brands with those suppliers’ branding and imagery. If that branding or imagery is alleged by other parties to infringe or otherwise violate intellectual property rights, we could be drawn into such litigation.

We are subject to significant product liability litigation.

The tobacco industry has experienced, and continues to experience, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against us and other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products,. There are several such suits pending against us with limited activity. In addition to the risks to our business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on our business and operations. We cannot predict with certainty the outcome of these claims and there can be no assurance that we will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on our business, results of operations and financial condition.

In addition to current and potential future claims related to our core tobacco products, we are subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to our other NewGen products. We are still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over NewGen products or the regulation of our products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which we or our subsidiaries are a party, see “Item 3. Legal Proceedings”.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with NewGen products we ship, which could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 Pandemic and related economic repercussions may affect our business.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in businesses globally. While these events have not yet had a material adverse effect on our business and B2C platforms like ours have seen elevated sales levels from consumer shifts to online purchasing, we can offer no assurance that the COVID-19 pandemic will not have an adverse effect in the future, particularly if the pandemic worsens or endures for an extended period of time.

At the onset of the pandemic we implemented several changes to enhance safety and mitigate health risk in our work environment. For our warehouse and manufacturing operations, these included split shifts, temperature scans, additional contactless hand sanitizing stations, protective equipment, social distancing guidelines, and increased cleaning and sanitization. These changes resulted in higher operational costs, and as a result, we instituted cost savings programs to offset these increased costs. We also put a hold on new spending commitments as we cautiously manage through this environment.

The COVID-19 pandemic may adversely impact our results. Our third-party cigar wrap manufacturer in the Dominican Republic was initially temporarily shut down, but after the initial temporary shutdown, has been operating without interruption related to COVID-19. Our supply chain has remained operational otherwise, but we can offer no assurance that it will not be adversely affected in the future, particularly as the COVID-19 pandemic continues to worsen.

If the impact of the COVID-19 pandemic continues for an extended period of time or worsens, it could have a material adverse effect on our supply chain or workforce, either of which could have a material adverse effect on our business, financial condition and liquidity. In addition, if the impact of the COVID-19 pandemic continues it may heighten the other risks that could affect our business.

Risks Related to Financial Results, Finances and Capital Structure

We have a substantial amount of indebtedness that could affect our financial condition.

As of February 15, 2021, we had $250 million in aggregate principal amount of our 5.625% senior secured notes due 2026 (the “Senior Secured Notes”) outstanding and had $172.5 million in aggregate principal amount outstanding under our Convertible Senior Notes. We also have the ability to borrow up to $25 million under our new revolving credit facility entered into in February 2021 (the “New Revolving Credit Facility”) under which only letters of credit of $3.6 million were outstanding as of February 15, 2021. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

The indenture governing the Senior Notes and our New Revolving Credit Facility each contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt, disqualified stock and preferred stock;
•	pay dividends and make other restricted payments;
•	create liens;
•	make investments and acquisitions;
•	engage in sales of assets and subsidiary stock;
•	enter into sale-leaseback transactions;
•	enter into transactions with affiliates; and
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

Our New Revolving Credit Facility also requires us to maintain certain financial ratios under certain limited circumstances. A failure by us to comply with the covenants or financial ratios in our debt instruments could result in an event of default under the such facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our debt instruments, the lenders under the facility could elect to declare all amounts outstanding under such instruments to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under one of our debt instruments were to be accelerated, it could cause an event of default and a cross-acceleration of our obligations under our other debt instruments and there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our business, results of operations, and financial condition.

Our status as an emerging growth company.

We will cease to be an emerging growth company on December 31, 2021 unless we lose such status earlier as a result of becoming a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.  As a result, beginning on January 1, 2022 we will be required to comply with the disclosure requirements applicable to non-emerging growth companies, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) as well as the requirement to provide enhanced disclosure regarding executive compensation and hold a non-binding advisory vote on executive compensation.  Compliance with these new disclosure obligations could be costly and will require our management to devote increased effort toward ensuring compliance with the non-emerging growth company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of the change in our status or the timing of such costs, though such costs may be substantial.  In addition, if we are unable to comply with the disclosure requirements applicable to non-EGCs in a timely manner we may be unable to file our current and periodic reports with the SEC on time, which could cause investors to lose confidence in our reports.

Risks Related to our Common Stock

The reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price.

We are an “emerging growth company” as defined under the federal securities laws.  For as long as we continue to be an emerging growth company which we will be until about December 31, 2021, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth Companies. Investors may find our common stock less attractive because we may rely on these exemptions, which include but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act (“Section 107”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to opt out of the extended transition period for complying with the revised accounting standards.

If investors find our common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our common stock and our stock price may be more volatile or decrease.

Our principal stockholders are able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers.

Certain funds managed by Standard General L.P. (together, “Standard General”) beneficially own approximately 31.5% of our stock. As a result of their holdings Standard General will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. Standard General’s ownership position could also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

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

For so long as we or one of our subsidiaries is party to any of the Distribution Agreements, our certificate of incorporation will limit the ownership of our common stock by any “Restricted Investor” to 14.9% of our outstanding common stock and shares convertible or exchangeable therefor (including our non-voting common stock) (the “Permitted Percentage”). A “Restricted Investor” is defined as: (i) any entity that directly or indirectly manufactures, sells, markets, distributes or otherwise promotes cigarette paper booklets, filter tubes, injector machines or filter tips in the United States, the District of Columbia, the territories, possessions and military bases of the United States and the Dominion of Canada (a “RTI Competitor”), (ii) any entity that owns more than a 20% equity interest in any RTI Competitor, or (iii) any person who serves as a director or officer of, or any entity that has the right to appoint an officer or director of, any RTI Competitor or of any entity that owns more than a 20% equity interest in any RTI Competitor (each, a “Restricted Investor”). Our certificate of incorporation further provides that any issuance or transfer of shares to a Restricted Investor in excess of the Permitted Percentage will be ineffective as against us and that neither we nor our transfer agent will register the issuance or transfer of shares or be required to recognize the transferee or owner as a holder of our common stock for any purpose except to exercise our remedies described below. Any shares in excess of the Permitted Percentage in the hands of a Restricted Investor will not have any voting or dividend rights and are subject to redemption by us in our discretion. The liquidity or market value of the shares of our common stock may be adversely impacted by such transfer restrictions.

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

Although our certificate of incorporation contains the above provisions intended to assure compliance with the restrictions on ownership of our common stock by Restricted Investors, we may not be successful in monitoring or enforcing the provisions. A failure to enforce or otherwise maintain compliance could lead RTI to exercise its termination rights under the agreements, which would have a material and adverse effect on the Company’s financial position and its results of operations.

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

We may sell additional shares of common stock in public or private offerings. We may also issue additional shares of common stock or convertible securities.  We may also be required to issue common stock and conversion of our convertible senior notes at the exercise or vesting of certain awards.

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

General Risks

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

Federal and state laws require us to safeguard our wholesalers’, retailers’ and consumers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches. We have been in the past and may again in the future be subject to cyberattacks, including attacks that have resulted in the theft of customer financial information, such as credit card information; however, no cyberattack we have suffered to date has resulted in material liability to us. We cannot guarantee that a future breach would not result in material liability or otherwise harm our business. In the event of any such breach, we may be required to notify governmental authorities or consumers under breach disclosure laws, indemnify consumers or other third parties for losses resulting from the breach, and expend resources investigating and remediating any vulnerabilities that contributed to the occurrence of the breach. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security, even a security breach that does not result in a material liability could harm our reputation and therefore, our business and financial condition. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. While we maintain cyber errors and omissions insurance that covers certain cyber risks, our insurance coverage may be insufficient to cover all claims or losses. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

We may fail to manage our growth.

We have expanded over our history and intend to grow in the future. We acquired the Stoker’s® brand in 2003 and have continued to develop it through the introduction of new products, such as moist snuff. Our acquisition of the Vapor Beast® brand in 2016 accelerated our entry into non-traditional retail channels while the 2018 acquisition of IVG added a top B2C platform which enhances our marketing and selling of proprietary and third-party vapor products to adult consumers. More recently, the acquisition of Solace provided us with a leading line of e-liquids and a powerful new product development platform, and the acquisition of certain tobacco assets and distribution rights from Durfort and BluntWrap USA secured long-term control of our Zig-Zag MYO cigar wrap products and provided us access to a deep portfolio of tobacco products with significant strategic value. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while maintaining the quality of our products and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

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

Currency movements and suppliers’ price increases relating to premium cigarette papers and cigarette tubes are the primary factors affecting our cost of sales. These products are purchased under the Distribution Agreements and the License Agreements, and we make payments in euros. Thus, we bear certain foreign exchange rate risk for certain of our inventory purchases. In addition, as part of our strategy, we have begun strategic international expansions. As a result, we may be more sensitive to the risks of exchange rate fluctuations. To manage this risk, we sometimes utilize short-term forward currency contracts to purchase euros for our inventory purchases. We have a foreign exchange currency policy which governs our hedging of risk. While we engage in hedging transactions from time to time, no assurance can be made that we will be successful in eliminating currency exchange risks or that changes in currency rates will not have a material adverse effect on our business, results of operations and financial condition.

Adverse U.S. and global economic conditions could negatively impact our business, prospects, results of operations, financial condition or cash flows.

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy, including as a result of the effect of the COVID-19 pandemic. A material decline in the economic conditions affecting consumers, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Electronic cigarettes, vaporizer, e-liquid, and other NewGen products are relatively new to market and may be regarded by users as a novelty item and expendable. As such, demand for our NewGen products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment, the ultimate effect on the economy of the COVID-19 pandemic and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations and financial condition.

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

We may fail to meet expectations relating to environmental, social and governance factors.

Market participants, including investors, analysts, customers and other key stakeholders are increasingly focused on environmental, social and governance (“ESG”) factors.  We have recently determined to adopt a more comprehensive ESG initiative with an initial focus on public health and began to roll-out this new initiative in 2020. However, the ESG factors by which companies’ corporate responsibility practices are assessed differ among market participants, are constantly evolving and could result in greater expectations of us and/or cause us to undertake costly initiatives to satisfy such new criteria. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards expected by us. Furthermore, we could fail, or be perceived to fail, in our achievement of our publicly disclosed ESG initiatives or goals and we could also be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2020, we operated manufacturing, distribution, office, and warehouse space in the U.S., all of which is leased with the exception of our Dresden, Tennessee, manufacturing facility which is owned. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our two manufacturing and distribution facilities located in Louisville, Kentucky and Sheperdsville, Kentucky are used by all our segments. Our third manufacturing and distribution facilities located in Dresden, Tennessee is used by our Stoker’s Product segment. We believe our facilities are generally adequate for our current and anticipated future use.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, please see Contingencies in Note 18 to the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Also see ‘Risk Factors—We are subject to significant product liability litigation’ for additional details.

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

Lawrence S. Wexler, age 68, has served as our President and CEO since June 2009 and as President and Chief Operating Officer of NATC, our primary operating subsidiary since June 2006. Prior to June 2006, Mr. Wexler had been the Chief Operating Officer of NATC since June 2005, and prior to that, the President and Chief Operating Officer of one of our other subsidiaries since December 2003. Mr. Wexler was a consultant to a number of emerging marketing, communication, and financial companies, advising them on financial, marketing and strategic matters, at times in an operating role, from 1998 to 2003. From 1977 to 1998, he was employed by Philip Morris, USA in various positions in the Sales, Marketing, and Finance Departments. As Group Director, Discount Brands, his group introduced the Basic and Alpine brands. He served as Senior Vice President of Marketing from 1992 to 1993 and Senior Vice President Finance, Planning, and Information Services from 1993 until his departure in 1998. Mr. Wexler holds a Bachelor of Science in administrative science from Yale and a Master of Business Administration from Stanford.

Graham Purdy, age 49, was appointed as Chief Operating Officer in November 2019 after serving as President of our New Ventures Division since December 2017. Mr. Purdy joined us in 2004 and has held various leadership positions since that time. Prior to joining us, Mr. Purdy spent 7 years at Philip Morris, USA where he served in senior sales and sales management positions. Mr. Purdy holds a Bachelor of Arts from California State University, Chico.

Robert Lavan, age 38, joined us as Chief Financial Officer in March 2018. Prior to that he had served as a consultant for us since January 2018. Prior to joining the company, Mr. Lavan was the Chief Financial Officer of General Wireless Operations from January 2017 to January 2018, where he was responsible for revamping the company’s financial reporting systems and building a robust distribution platform that linked multiple eCommerce sites and Amazon. From 2014 until Mr. Lavan’s appointment as Chief Financial Officer of General Wireless Operations, Mr. Lavan served as an analyst for Standard General LP, a New York-based investment firm that is a significant shareholder of TPB. Before that, Mr. Lavan worked at SAC Capital and J. Goldman & Co. LP in various analyst and portfolio manager roles covering a wide range of industries. He began his career at The Blackstone Group. Mr. Lavan holds a Bachelor of Science in engineering from the University of Pennsylvania.

Brittani N. Cushman, age 36, has been our Senior Vice President, General Counsel, and Secretary since November 2020 and has served in various roles in our legal department since joining us in October 2014. Prior to joining us, Ms. Cushman spent five years at Xcaliber International, Ltd., L.L.C., where she was most recently the General Counsel, responsible for all legal affairs. Ms. Cushman holds a Bachelor of Science in Business Administration in business management from the University of Tulsa and a J.D. from Washington and Lee University School of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock (par value $0.01 per share) is listed is the New York Stock Exchange under the symbol “TPB.” At February 15, 2021, there were 148 holders of record of Turning Point Brands, Inc.’s common stock.

Dividends. On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.05 per common share, an increase of approximately 25%, was paid on January 8, 2021, to shareholders of record at the close of business on December 18, 2020. Future dividend amounts will be considered after reviewing financial results and capital needs and will be declared at the discretion of the Company’s board of directors.

Performance graph. The graph below compares the cumulative total shareholder return of Turning Point Brands, Inc.’s common stock since our initial public offering on May 11, 2016, with the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes an initial investment of $100 on May 11, 2016, and that all dividends were reinvested. The cumulative returns shown represent the value that these investments would have had on December 31, 2020.

Issuer purchases of equity securities.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board. All repurchases to date under our stock repurchase programs have been made through open market transactions. Future repurchases may be made by open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws.

The following table includes information regarding purchases of our common stock made by us during the quarter ended December 31, 2020 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	12,117	$30.75	-	42,334,145
November 1 to November 30	12,050	$38.34	12,050	41,872,148
December 1 to December 31	74,684	$43.31	47,660	39,807,994
Total	98,851		59,710

(1) The total number of shares purchased includes (a) shares purchased under the February 2020 share repurchase program (which totaled 12,050 shares in November and 47,660 shares in December) and (b) shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 12,117 shares in October and 27,024 shares in December).

Item 6. Selected Financial Data

None

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

Overview

We are a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited low double-digit consumer unit growth in 2020 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our three focus segments are led by our core, proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and Nu-XTM and Solace® along with our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) in the NewGen Products segment. Our businesses generate solid cash flow which we use to finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 800 distributors with an additional 200 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We have identified additional growth opportunities in the emerging alternatives market. In January 2019, we established Nu-X, a new wholly owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows us to leverage our expertise in traditional OTP management to grow our presence in alternative products. Our management team has extensive experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, we acquired the assets of Solace. Solace is an innovative product development company which established one of the top e-liquid brands and has since grown into a leader in alternative products. Solace’s legacy and innovation will enhance Nu-X’s strong and nimble development engine.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2020, our products are available in approximately 190,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 210,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

To better align with our positioning as a branded consumer products company and to highlight the strength of our focus brands, we have renamed our core business segments from Smoking Products to Zig-Zag Products and Smokeless Products to Stoker’s Products. Historical financial results are not impacted by the segment name change.

Products

We operate in three segments: Zig-Zag Products, Stoker’s Products and NewGen Products. In our Zig-Zag Products segment, we principally market and distribute (i) rolling papers, tubes, and related products; and (ii) finished cigars and make-your-own (“MYO”) cigar wraps. In our Stoker’s Products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market loose leaf chewing tobacco products. In our NewGen Products segment, we (i) market and distribute CBD, liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast;  and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi B2C online platform. Refer to the ‘Recent Developments’ section below for details regarding the ReCreation Marketing investment.

Our portfolio of brands includes some of the most widely recognized names in the alternative smoking accessories and OTP industries, such as Zig-Zag®, Stoker’s®, Vapor Beast® and VaporFi®. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Zig-Zag®	Cigarette Papers	Zig-Zag Products	34.0%	#1 premium, #1 overall
Zig-Zag®	MYO Cigar Wraps	Zig-Zag Products	63.0%	#1 overall
Stoker’s®	Moist Snuff	Stoker’s Products	5.2%	#3 discount, #6 overall
Stoker’s®	Chewing Tobacco	Stoker’s Products	24.4%	#1 discount, #2 overall

(1) Market share and category rank data for all products are derived from MSAi data 52 weeks endeding 12/26/20.

Operations

We subscribe to a sales tracking system from MSAi that records all OTP product shipments (ours as well as those of our competitors) from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Our sales and marketing group of approximately 180 professionals utilize the MSAi system to efficiently target markets and sales channels with the highest sales potential.

Our core Zig-Zag Products and Stoker’s Products segments primarily generate revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our acquisition of VaporBeast in 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets. Our acquisition of IVG in 2018 enhanced our B2C revenue stream with the addition of the Vapor-Fi online platform. The acquisition of Solace provided us with a line of leading liquids and a powerful new product development platform. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including “deeming regulation”;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to integrate acquisitions.

Recent Developments

COVID-19 Impact

As a result of the extraordinary situation caused by the COVID-19 pandemic, our focus is on the safety and well-being of our colleagues and the communities and customers we serve. As an organization, we have implemented several changes to enhance safety and mitigate health risk in our work environment. For our warehouse and manufacturing operations, these include split shifts, temperature scans, additional contactless hand sanitizing stations, protective equipment, social distancing guidelines, and increased cleaning and sanitization. These changes resulted in higher operational costs related to maintaining a safer work environment and fulfilling orders.

We canceled all unnecessary travel and facilitated telecommuting where possible. Like many companies, we have changed the way we communicate through increased use of videoconferencing and have implemented tele-selling initiatives through our sales force. Some of these changes that are proving to be efficient are likely to remain in-place even after the restrictions caused by the pandemic are lifted and will lead to on-going cost savings. We have also put a hold on new spending commitments as we cautiously manage through this environment.

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

Durfort Holdings

In June 2020, the Company purchased certain tobacco assets and distribution rights from Durfort Holdings S.R.L. (“Durfort”) and Blunt Wrap USA for $47.7 million in total consideration, comprised of $37.7 million in cash, including $1.7 million of capitalized transaction costs, and a $10.0 million unsecured subordinated promissory note (“Promissory Note”). With this transaction, the Company acquired co-ownership in the intellectual property rights of all of Durfort’s and Blunt Wrap USA’s Homogenized Tobacco Leaf (“HTL”) cigar wraps and cones. The Company also entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the USA effective October 9, 2020. Durfort is an industry leader in alternative cigar and cigar wrap manufacturing and distribution. Blunt Wrap USA has been an innovator of new products in the smoking alternative market since 1997 and has secured patents in the USA and internationally for novel smoking wrappers and cones.

Standard Diversified Inc. (“SDI”)

In July, 2020, we completed our merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of TPB in a tax-free downstream merger. Under the terms of the merger, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share of SDI Common Stock. SDI divested its assets prior to close of the merger such that SDI’s net liabilities at closing were minimal and the only assets that it retained were its remaining TPB Common Stock holdings. In addition, 244,214 shares of TPB Common Stock were retired in the transaction. As a result of the transaction, we no longer have a controlling shareholder, our public float of shares outstanding was significantly improved and we eliminated the overhang of a controlling holding company structure.

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

Sale of Vapor Shark Retail Assets

On October 1, 2020, we sold the assets of our remaining seven Vapor Shark retail stores in Oklahoma. We will receive monthly royalties over the next 4 years as consideration for the assets. Net sales and gross profit related to these stores were $2.9 million and $1.6 million, respectively, for the year ended December 31, 2020.

dosistTM

On October 26, 2020, we invested $15.0 million in dosistTM, a global cannabinoid company, with an option to invest an additional $15.0 million on pre-determined terms over the next 12 months. We received a warrant to receive preferred shares of dosistTM that will automatically be exercised upon the changing of federal laws in the United States, rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis.

ReCreation Marketing Investment

In July 2019 we obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”) for $1.0 million paid at closing. In November 2020, we invested an additional $3.0 million increasing our ownership interest to 50%. We received board seats aligned with our ownership position. We also provided a $2.0 million unsecured loan to ReCreation bearing interest at 8% per annum and maturing November 19, 2022. The Company has determined that ReCreation is a VIE due its required subordinated financial support. The Company has determined it is the primary beneficiary due its 50% equity interest, additional subordinated financing and distribution agreement with ReCreation for the sale of the Company’s products. As a result, the Company began consolidating ReCreation effective November 2020.

ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian alternative smoking accessories, tobacco and other alternative products categories. ReCreation’s management has significant expertise in marketing and distributing alternative smoking accessories and tobacco products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly constructed cannabis dispensaries.

Senior Secured Notes and New Revolving Credit Facility

On February 11, 2021, the Company closed a private offering (the “Offering”) of $250 million aggregate principal amount of its 5.625% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. The Company used the proceeds from the Offering (i) to repay all obligations under and terminate the 2018 First Lien Term Loan and 2018 First Lien Revolver, (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes.

In connection with the Offering, the Company also entered into a new $25 million senior secured revolving credit facility (the “New Revolving Credit Facility”). The Company did not draw any borrowings under the New Revolving Credit Facility on the effective date of the facility but did have letters of credit of approximately $3.6 million outstanding. The New Revolving Credit Facility will mature on August 11, 2025 if none of the Company’s Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024 for such Convertible Senior Notes.

See “—Liquidity and Capital Resources—Long-Term Debt” for additional information.

Critical Accounting Policies and Uses of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, goodwill, intangibles, income taxes, litigation, and contingencies on an ongoing basis. We base these estimates on our historical experience and other assumptions we believe are appropriate under the circumstances. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and sales incentives, upon delivery of goods to the customer—at which time our performance obligation is satisfied—at an amount that we expect to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. We exclude from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or vaping products billed to customers).

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

Derivative Instruments – Currency Forward Contracts

We use foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates from time to time. We account for our forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under our policy, as amended, we may hedge up to 100% of our anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. We may also, from time to time, hedge up to ninety percent of our non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these contracts are transferred from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Derivative Instruments - Interest Rate Swaps

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

Based on our annual goodwill impairment testing, the estimated fair values of each of our reporting units were in excess of the respective carrying values at December 31, 2020. We had no such impairment of goodwill or other intangible assets during the year ended December 31, 2020. However, there could be an impairment of the goodwill of the NewGen reporting unit if future revenues do not achieve our expected future cash flows or if macroeconomic conditions result in future increases in the weighted average cost of capital used to estimate fair value. Refer to Note 10 of Notes to Consolidated Financial Statements for further details regarding our goodwill and other intangible assets as of December 31, 2020.

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

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. We recorded an allowance for doubtful accounts of $0.2 million and less than $0.3 million at December 31, 2020 and 2019, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the LIFO method for approximately 45.1% of the inventories as of December 31, 2020. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $9.9 million and $21.5 million at December 31, 2020 and 2019, respectively.

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

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of operations for the years ended December 31 (in thousands):

	For the year ended December 31,
	2020	2019	% Change	2018	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$132,812	$108,733	22.1%	$111,507	-2.5%
Stoker’s products	115,866	99,894	16.0%	90,031	11.0%
NewGen products	156,433	153,362	2.0%	131,145	16.9%
Total net sales	405,111	361,989	11.9%	332,683	8.8%
Cost of sales	215,475	225,243	-4.3%	190,124	18.5%
Gross profit
Zig-Zag products	78,232	59,386	31.7%	57,043	4.1%
Stoker’s products	61,456	52,277	17.6%	46,490	12.4%
NewGen products	49,948	25,083	99.1%	39,026	-35.7%
Total gross profit	189,636	136,746	38.7%	142,559	-4.1%

Selling, general, and administrative expenses	125,563	109,887	14.3%	94,075	16.8%
Operating income	64,073	26,859	138.6%	48,484	-44.6%
Interest expense, net	20,226	17,342	16.6%	14,819	17.0%
Investment income	(198)	(2,648)	-92.5%	(424)	524.5%
Loss on extinguishment of debt	-	1,308	-100.0%	2,384	-45.1%
Net periodic benefit cost (income), excluding service cost	989	(4,961)	-119.9%	131	-3887.0%
Income before income taxes	43,056	15,818	172.2%	31,574	-49.9%
Income tax expense	10,015	2,044	390.0%	6,285	-67.5%
Consolidated net income	$33,041	$13,774	139.9%	$25,289	-45.5%

Comparison of Year Ended December 31, 2020, to Year Ended December 31, 2019

Net Sales. For the year ended December 31, 2020, overall net sales increased to $405.1 million from $362.0 million for the year ended December 31, 2019, an increase of $43.1 million or 11.9%. The increase in net sales was primarily driven by increased sales volume across all segments.

For the year ended December 31, 2020, net sales in the Zig-Zag Products segment increased to $132.8 million from $108.7 million for the year ended December 31, 2019, an increase of $24.1 million or 22.1%. For the year ended December 31, 2020, Zig-Zag Products volumes increased 19.7%, and price/mix increased 2.4%. The increase in net sales was primarily related to double digit growth in US papers and wraps, partially offset by a $1.8 million decline in non-focus cigars and MYO pipe.

For the year ended December 31, 2020, net sales in the Stoker’s Products segment increased to $115.9 million from $99.9 million for the year ended December 31, 2019, an increase of $16.0 million or 16.0%. For the year ended December 31, 2020, Stoker’s Products volume increased 12.0% and price/mix increased 4.0%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST. Sales in chewing tobacco products were up mid-single digits as compared to prior year. MST represented 59% of Stoker’s Products revenue in 2020, up from 54% a year earlier.

For the year ended December 31, 2020, net sales in the NewGen products segment increased to $156.4 million from $153.4 million for the year ended December 31, 2019, an increase of $3.1 million or 2.0%. The increase in net sales was primarily the result of  growth in both the Nu-X and vape distribution businesses.

Gross Profit. For the year ended December 31, 2020, overall gross profit increased to $189.6 million from $136.7 million for the year ended December 31, 2019, an increase of $52.9 million or 38.7%, due to growth across all segments and $24.2 million of costs in 2019 that did not recur primarily related to inventory reserves. Consolidated gross profit for the year ended December 31, 2019, included $1.2 million of introductory launch costs and $23.0 million of restructuring costs primarily inventory reserves. Gross profit as a percentage of net sales increased to 46.8% for the year ended December 31, 2020, from 37.8% for the year ended December 31, 2019.

For the year ended December 31, 2020, gross profit in the Zig-Zag Products segment increased to $78.2 million from $59.4 million for the year ended December 31, 2019, an increase of $18.8 million or 31.7%. Gross profit as a percentage of net sales increased to 58.9% of net sales for the year ended December 31, 2020, from 54.6% of net sales for the year ended December 31, 2019. The increase in gross profit as a percentage of net sales is a result of increased US paper sales and increased margin in MYO cigar sales as a result of the Durfort transaction.

For the year ended December 31, 2020, gross profit in the Stoker’s Products segment increased to $61.5 million from $52.3 million for the year ended December 31, 2019, an increase of $9.2 million or 17.6%. Gross profit as a percentage of net sales increased to 53.0% of net sales for the year ended December 31, 2020, from 52.3% of net sales for the year ended December 31, 2019. The increase in gross profit as a percentage of net sales is primarily a result of strong incremental margin contribution of MST.

For the year ended December 31, 2020, gross profit in the NewGen products segment increased to $49.9 million from $25.1 million for the year ended December 31, 2019, an increase of $24.9 million or 99.1%. NewGen gross profit for the year ended December 31, 2019, included $1.2 million of introductory launch costs and $23.2 million of restructuring expenses that did not recur in 2020. Additionally, the gross profit includes $10.1 million of tariff expenses in 2020 compared to $9.3 million in 2019. Gross profit as a percentage of net sales increased to 31.9% of net sales for the year ended December 31, 2020, from 16.4% of net sales for the year ended December 31, 2019, primarily due to the impact of the $23.2 million of related write-offs and reserves in 2019 associated with the vape distribution business.

Selling, General and Administrative Expenses. For the year ended December 31, 2020, selling, general and administrative expenses increased to $125.6 million from $109.9 million for the year ended December 31, 2019, an increase of $15.7 million or 14.3%. Selling, general, and administrative expenses for the year ended December 31, 2020, included $2.6 million of stock options, restricted stock and incentives expense, $3.1 million of transaction expenses, $0.5 million of restructuring expenses and $14.4 million of expense related to PMTA. Selling, general, and administrative expenses for the year ended December 31, 2019, included $1.8 million of transaction costs (primarily relating to Solace and ReCreation as well as earnout expense for IVG), $5.0 million of introductory launch costs, $3.2 million of restructuring expenses, and $2.2 million in PMTA expenses.

Interest Expense, net. For the year ended December 31, 2020, interest expense, on a net basis, increased to $20.2 million from $17.3 million for the year ended December 31, 2019, primarily as a result of the amortization of the debt discount on the Convertible Senior Notes of $7.0 million for the year ended December 31, 2020 compared to $2.9 million for the year ended December 31, 2019.

Investment Income. For the year ended December 31, 2020, investment income decreased to $0.2 million from $2.6 million for the year ended December 31, 2019, primarily due to the impact of the $2.0 million gain on the CASH investment as a result of marking the investment to fair value in 2019. See Note 11 Other Assets in the Consolidated Financial Statements for additional information on the CASH investment.

Loss on Extinguishment of Debt. For the year ended December 31, 2020, there was no loss on extinguishment of debt. For the year ended December 31, 2019, loss on extinguishment of debt was $1.3 million as the result of paying off the 2018 Second Lien Credit Facility.

Net Periodic Benefit Cost (Income), excluding service cost. For the year ended December 31, 2020, net periodic cost was $0.9 million primarily as a result of the curtailment from the shutdown of the pension plan. For the year ended December 31, 2019, net periodic income was $5.0 million primarily due to the gain on the termination of the postretirement plan.

Income Tax Expense. The Company’s income tax expense was $10.0 million, or 23.3% of income before income taxes, for the year ended December 31, 2020, and included a discrete tax deduction of $3.3 million relating to stock option exercises during the year and a discrete tax benefit of $0.6 million from the shutdown of the pension plan. The Company’s income tax expense of $2.0 million, or 12.9% of income before income taxes, for the year ended December 31, 2019, was lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.6 million from the exercise of stock options during the year.

Consolidated Net Income. Due to the factors described above, net income for the year ended December 31, 2020 and 2019, was $33.0 million and $13.8 million, respectively.

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

For the year ended December 31, 2019, net sales in the Zig-Zag Products segment decreased to $108.7 million from $111.5 million for the year ended December 31, 2018, a decrease of $2.8 million or 2.5%. For the year ended December 31, 2019, Zig-Zag Products volumes decreased 4.9%, while price/mix increased 2.4%. The decrease in net sales is primarily due to the delay of Canadian paper orders in the first half of the year as a result of the new packaging regulations in Canada as well as our strategic decision to de-emphasize the low margin cigar and MYO / pipe products businesses. Cigar and MYO / pipe product sales declined by $2.4 million to $7.2 million in the year ended December 31, 2019.

For the year ended December 31, 2019, net sales in the Stoker’s Products segment increased to $99.9 million from $90.0 million for the year ended December 31, 2018, an increase of $9.9 million or 11.0%. For the year ended December 31, 2019, Stoker’s Products volume increased 7.3% and price/mix increased 3.7%. The increase in net sales was primarily driven by the continuing growth of Stoker’s® MST partially offset by declines in chewing tobacco attributable to increased competition, our promotional timing, and a continuing segment shift to lower price products. MST represented 54% of Stoker’s Products revenue in 2019, up from 47% a year earlier.

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

For the year ended December 31, 2019, gross profit in the Zig-Zag Products segment increased to $59.4 million from $57.0 million for the year ended December 31, 2018, an increase of $2.3 million or 4.1%. Zig-Zag Products gross profit for the year ended December 31, 2018 included $0.6 million of introductory launch costs and $1.3 million of line rationalization expenses. Gross profit as a percentage of net sales increased to 54.6% of net sales for the year ended December 31, 2019, from 51.2% of net sales for the year ended December 31, 2018. The increase in gross profit as a percentage of net sales is primarily due to declining sales of lower margin, low priority products.

For the year ended December 31, 2019, gross profit in the Stoker’s Products segment increased to $52.3 million from $46.5 million for the year ended December 31, 2018, an increase of $5.8 million or 12.4%. Stoker’s Products gross profit for the year ended December 31, 2019, included $0.3 million of unfavorable LIFO adjustments and $0.0 million of introductory launch costs compared to $0.1 million and $0.2 million, respectively, for the year ended December 31, 2018. Gross profit as a percentage of net sales increased to 52.3% of net sales for the year ended December 31, 2019, from 51.6% of net sales for the year ended December 31, 2018 driven by Stoker MST gains.

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

Selling, General and Administrative Expenses. For the year ended December 31, 2019, selling, general and administrative expenses increased to $109.9 million from $94.1 million for the year ended December 31, 2018, an increase of $15.8 million or 16.8%. Selling, general, and administrative expenses for the year ended December 31, 2019, included $1.7 million of expenses relating to the inclusion of our 2019 investment in Solace, $1.8 million of transaction costs (primarily relating to Solace and ReCreation as well as earnout expense for IVG), $5.0 million of introductory launch costs, $3.2 million of restructuring  expenses, and $2.2 million in PMTA expenses. Selling, general, and administrative expenses for the year ended December 31, 2018, included $4.5 million of transaction and strategic initiative costs (primarily relating to IVG and Vapor Supply transaction costs), $0.9 million of company-wide introductory launch costs, and $1.8 million of restructuring costs.

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

Income Tax Expense. The Company’s income tax expense of $2.0 million, or 12.9% of income before income taxes, for the year ended December 31, 2019, was lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.6 million from the exercise of stock options during the year. The Company’s income tax expense of $6.3 million, or 19.9% of income before income taxes, for the year ended December 31, 2018, was lower than the expected annual effective tax rate as a result of discrete tax benefits of $5.4 million from the exercise of stock options during the year.

Consolidated Net Income. Due to the factors described above, net income for the year ended December 31, 2019 and 2018, was $13.8 million and $25.3 million, respectively.

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with U.S. GAAP, we use non-U.S. GAAP financial measures including EBITDA and Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our Board of Directors. We believe that EBITDA and Adjusted EBITDA are appropriate measures of operating performance because they eliminate the impact of expenses that do not relate to operating performance. In addition, our debt instruments contain covenants which use Adjusted EBITDA calculations.

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

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses required to be recorded in our financial statements by U.S. GAAP and is subject to inherent limitations. Other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provide a reconciliation between net income and Adjusted EBITDA.

(in thousands)	Years ended December 31,
	2020	2019	2018
Consolidated net income	$33,041	$13,774	$25,289
Add:
Interest expense, net	20,226	17,342	14,819
Loss on extinguishment of debt	-	1,308	2,384
Income tax expense	10,015	2,044	6,285
Depreciation expense	3,237	2,638	2,105
Amortization expense	1,781	1,451	1,006
EBITDA	$68,300	$38,557	$51,888
Components of Adjusted EBITDA
Other (a)	1,342	360	366
Stock options, restricted stock, and incentives expense (b)	2,555	4,626	1,410
Transactional expenses and strategic initiatives (c)	3,087	1,764	4,482
New product launch costs (d)	-	6,185	1,835
FDA PMTA (e)	14,435	2,153	-
Corporate and vapor restructuring (f)	517	19,214	4,629
Vendor settlement (g)	-	(5,522)	-
Adjusted EBITDA	$90,236	$67,337	$64,610

(a) Represents LIFO adjustment, non-cash pension expense (income) and foreign exchange hedging.
(b) Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(c) Represents the fees incurred for transaction expenses and strategic initiatives.
(d) Represents product launch costs for our new product lines.
(e) Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)  Represents costs associated with corporate and vapor restructuring including severance and inventory reserves. Costs during the year ended December 31, 2020 represent the costs from the retirement of a senior executive.

(g) Represents net gain associated with the settlement of a vendor contract.

Liquidity and Capital Resources

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our New Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less cash and current liabilities, increased $20.8 million to $58.9 million at December 31, 2020, compared with $38.1 million at December 31, 2019. The increase in working capital is primarily due to increases in inventory due to increased sales and other current assets.

	As of
(in thousands)	December 31,	December 31,
	2020	2019

Current assets	$115,532	$94,000
Current liabilities	56,629	55,886
Working capital	$58,903	$38,114

During the year ended December 31, 2020 and 2019, we invested $6.1 million and $4.8 million, respectively, in capital expenditures. We had unrestricted cash on hand of $41.8 million and $95.3 million as of December 31, 2020 and 2019, respectively. We had restricted assets of $35.1 million and $32.1 million as of December 31, 2020 and 2019, respectively. Restricted assets consist of escrow deposits under the MSA and insurance deposits. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Operating Activities

For the year ended December 31, 2020, net cash provided by operating activities increased to $43.7 million from $37.8 million for the year ended December 31, 2019, an increase of $5.9 million or 16%, primarily due to higher net income due to increased sales offset by the timing of changes in working capital.

For the year ended December 31, 2019, net cash provided by operating activities increased to $37.8 million from $13.1 million for the year ended December 31, 2018, an increase of $24.7 million or 189%, primarily due to inventory buys in 2018 that reduced cash flow.

Cash Flows from Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $64.8 million compared to net cash provided by investing activities of $15.9 million for the year ended December 31, 2019, a decrease of $80.7 million or 508%, primarily due to increases in cash paid for acquisitions and investments in 2020.

For the year ended December 31, 2019, net cash provided by investing activities was $15.9 million compared to cash used in investing activities of $24.7 million for the year ended December 31, 2018, an increase of $40.6 million or 164%, primarily due to the change in MSA escrow deposits from investments to cash holdings as well as lower cash paid for acquisitions.

Cash Flows from Financing Activities

For the year ended December 31, 2020, net cash used in financing activities was to $29.3 million compared to net cash provided by financing activities $68.0 million for the year ended December 31, 2019, a decrease of $97.3 million or 143%, primarily due to lapping the net proceeds from the issuance of the Convertible Senior Notes and the payment of the revolving credit facility and second lien term loan in 2019.

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

Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2020 and 2019, in order of preference:

	December 31, 2020	December 31, 2019
2018 First Lien Term Loan	$130,000	$146,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	-
Note payable - Unsecured Loan	7,485	-
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	319,985	322,740
Less deferred finance charges	(4,940)	(6,466)
Less debt discount	(25,083)	(32,083)
Less current maturities	(12,000)	(15,240)
Net notes payable and long-term debt	$277,962	$268,951

As noted above under “—Recent Developments—Senior Secured Notes and New Revolving Credit Facility,” on February 11, 2020 the Company completed a comprehensive refinancing transaction pursuant to which the Company issued $250 million of its 5.625% senior secured notes due 2026 and entered into the New Revolving Credit Facility. The proceeds from the Offering of the Senior Secured Notes were used to (i) to repay all obligations under and terminate the 2018 First Lien Term Loan and 2018 First Lien Revolver, (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes.

Senior Secured Notes

The Senior Secured Notes mature on February 15, 2026 and bear interest at a rate of 5.625% per annum. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021.

Obligations under the Senior Secured Notes are guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any Credit Facility (as defined in the Indenture governing the Senior Secured Notes or the “Senior Secured Notes Indenture”), including the New Revolving Credit Facility, or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The Senior Secured Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. The New Revolving Credit Facility is secured on a pari passu basis with the Senior Secured Notes.

The Company may redeem the Senior Secured Notes, in whole or in part, at any time prior to February 15, 2023, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but excluding the applicable redemption date, plus a “make-whole” premium. Thereafter, the Company may redeem the Senior Secured Notes, in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any. In addition, on or prior to February 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 105.625%, plus accrued and unpaid interest, if any to the redemption date; provided, however, that at least 50% of the original aggregate principal amount of the Senior Secured Notes (calculated after giving effect to the issuance of any additional notes) remains outstanding. In addition, at any time and from time to time prior to February 15, 2023, but not more than once in any twelve-month period, the Company may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a redemption price (expressed as a percentage of the principal amount thereof) of 103% plus accrued and unpaid interest of the Senior Secured Notes, if any to but not including the redemption date, on the Senior Secured Notes to be redeemed.

If the Company experiences a change of control (as defined in the Senior Secured Notes Indenture), the Company must offer to repurchase the Senior Secured Notes at a repurchase price equal to 101% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture.

The Indenture provides for customary events of default.

New Revolving Credit Facility

In connection with the Offering of the Senior Secured Notes, the Company entered into the New Revolving Credit Facility with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The New Revolving Credit Facility provides for a revolving line of credit up to $25.0 million. Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). The Company has not drawn any borrowings under the New Revolving Credit Facility but does have letters of credit of approximately $3.6 million outstanding under the facility.

The New Revolving Credit Facility will mature on August 11, 2025 if none of the Company’s 2.50% Convertible Senior Notes (the “Convertible Senior Notes”) are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024 for such Convertible Senior Notes.

Interest is payable on the New Revolving Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 3.50% (with step-downs upon de-leveraging). The Company also has the option borrow at a rate determined by reference to the base rate.

The obligations under the New Revolving Credit Agreement are guaranteed on a joint and several basis by the Guarantors. The Company’s and Guarantors’ obligations under the New Revolving Credit Facility are secured on a pari passu basis with the Notes.

The New Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The New Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the New Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the New Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) exceeds 35% of the total commitments under the New Revolving Credit Facility.

The New Revolving Credit Agreement provides for customary events of default.

2018 Credit Facility

On March 7, 2018, the Company entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”), in each case, with Fifth Third Bank, as administrative agent, and other lenders, in addition to a $40 million 2018 Second Lien Term Loan (the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility retained the $40 million accordion feature of the 2017 Credit Facility. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. The Company incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing. The 2018 Credit Facility was repaid in full and terminated with the proceeds of the Offering of the Senior Secured Notes.

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023.  The weighted average interest rate of the 2018 First Lien Term Loan was 2.9% at December 31, 2020. At December 31, 2020, we had no borrowings outstanding under the 2018 Revolving Credit Facility.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in $0.2 million loss on extinguishment of debt. We used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter 2019. The principal paid in the third quarter 2019 amounted to $35.5 million, and the transaction resulted in a $1.1 million loss on extinguishment of debt.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, we separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $7.0 million and $2.9 million of amortization for the years ended December 31, 2020 and 2019, respectively.

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

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note has a principal amount of $4.0 million, with an annual interest rate of 6.0% compounding annually and matures on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

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

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

Sales	Deposits as of December 31,
Year	2020	2019

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83

Total	$32,074	$32,074

Off-balance Sheet Arrangements

During 2020, we executed various forward contracts for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At December 31, 2020, we had forward contracts for the purchase of €18.0 million and sale of €19.6 million. The fair value of the foreign currency contracts are based on quoted market prices and resulted in an asset of $0.4 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at December 31, 2020. During 2019 we did not execute any forward contracts. We had interest rate swap contracts for a total notional amount of $70 million at December 31, 2020 and December 31, 2019. The fair values of the interest rate swap contracts are based upon quoted market prices and resulted in a liability of $3.7 million and $2.5 million, respectively, as of December 31, 2020 and December 31, 2019, included in other long-term liabilities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2020 (in thousands) and does not give effect to the Offering of the Senior Secured Notes or the repayment of the 2018 Credit Facility:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$346,170	$25,709	$143,637	$176,824	$-
Operating lease obligations	23,115	4,021	7,193	4,473	7,428
Purchase obligations	37,826	37,826	-	-	-
	$407,111	$67,556	$150,830	$181,297	$7,428

The total lease expense included in the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018, was $3.9 million, $4.3 million, and $3.6 million, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Sensitivity

Our inventory purchases from RTI are denominated in euros. Accordingly, we have exposure to potentially adverse movements in the euro exchange rate. In addition, RTI provides a contractual hedge against catastrophic currency fluctuation in our agreement. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that offsets the effects of changes in foreign exchange rates.

We regularly review our foreign currency risk and hedging programs and may as part of that review determine at any time to change our hedging policy. During 2020, we executed various forward contracts for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At December 31, 2020, we had forward contracts for the purchase of €18.0 million and sale of €19.6 million. A 10% change in the euro to U.S. dollars exchange rate would change pre-tax income by approximately $0.9 million per year.

Credit Risk

At December 31, 2020 and 2019, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $69.7 million and $126.0 million, respectively. The Company has chosen to invest a portion of the MSA escrows, from time to time, in U.S. Government securities including Treasury Notes and Treasury Bonds.

We sell our products to distributors, retail establishments, and individual consumers throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2020, 2019, and 2018, we had no customers that accounted for more than 10% of our net sales. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally relating to interest rate changes applicable to loans under our 2018 Credit Facility. As of December 31, 2020, our 2018 Credit Facility bears interest at variable rates. However, the Company had swap contracts for a total notional amount of $70 million at December 31, 2020. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $3.7 million as of December 31, 2020. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $0.6 million per year.

Item 8. Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Turning Point Brands, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period  ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Greensboro, North Carolina
February 19, 2021

Turning Point Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2020 and 2019
(dollars in thousands except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$41,765	$95,250
Accounts receivable, net of allowances of $150 in 2020 and $280 in 2019	9,331	6,906
Inventories	79,750	70,979
Other current assets	26,451	16,115
Total current assets	157,297	189,250
Property, plant, and equipment, net	15,524	13,816
Right of use assets	17,918	12,130
Deferred financing costs, net	641	890
Goodwill	159,621	154,282
Other intangible assets, net	79,422	33,469
Master Settlement Agreement (MSA) escrow deposits	32,074	32,074
Other assets	26,836	10,673
Total assets	$489,333	$446,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,201	$14,126
Accrued liabilities	35,225	26,520
Current portion of long-term debt	12,000	15,240
Other current liabilities	203	-
Total current liabilities	56,629	55,886
Notes payable and long-term debt	277,962	268,951
Deferred income taxes	4,082	1,572
Lease liabilities	16,117	11,067
Other long-term liabilities	3,704	2,523
Total liabilities	358,494	339,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,532,464 issued shares, 19,133,794 outstanding shares at December 31, 2020, and 19,680,673 issued and outstanding shares at December 31, 2019	195	197
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000;issued and outstanding shares -0-	-	-
Additional paid-in capital	127,362	125,469
Cost of repurchased common stock (398,670 shares at December 31, 2020 and 0 shares at December 31, 2019)	(10,191)	-
Accumulated other comprehensive loss	(2,635)	(3,773)
Accumulated earnings (deficit)	12,058	(15,308)
Non-controlling interest	4,050	-
Total stockholders’ equity	130,839	106,585
Total liabilities and stockholders’ equity	$489,333	$446,584

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Income
for the years ended December 31, 2020, 2019, and 2018
(dollars in thousands except share data)

	For the year ended December 31,
	2020	2019	2018
Net sales	$405,111	$361,989	$332,683
Cost of sales	215,475	225,243	190,124
Gross profit	189,636	136,746	142,559
Selling, general, and administrative expenses	125,563	109,887	94,075
Operating income	64,073	26,859	48,484
Interest expense, net	20,226	17,342	14,819
Investment income	(198)	(2,648)	(424)
Loss on extinguishment of debt	-	1,308	2,384
Net periodic benefit cost (income), excluding service cost	989	(4,961)	131
Income before income taxes	43,056	15,818	31,574
Income tax expense	10,015	2,044	6,285
Consolidated net income	$33,041	$13,774	$25,289

Basic income per common share:
Consolidated net income	$1.70	$0.70	$1.31
Diluted income per common share:
Consolidated net income	$1.67	$0.69	$1.28
Weighted average common shares outstanding:
Basic	19,398,474	19,627,093	19,355,607
Diluted	19,734,633	20,037,540	19,827,562

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
for the years ended December 31, 2020, 2019, and 2018
(dollars in thousands)

	For the year ended December 31,
	2020	2019	2018
Consolidated net income	$33,041	$13,774	$25,289

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $57 in 2020, $136 in 2019, and $435 in 2018	1,830	(1,150)	1,361
Unrealized gain (loss) on investments, net of tax of $0 in 2020, $351 in 2019, and $31 in 2018	-	1,174	(266)
Unrealized loss on deriviative instruments, net of tax of $233 in 2020, $377 in 2019 and $204 in 2018	(692)	(1,261)	(682)
	1,138	(1,237)	413

Comprehensive income	$34,179	$12,537	$25,702

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2020, 2019, and 2018
(dollars in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Consolidated net income	$33,041	$13,774	$25,289
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	1,308	2,384
Pension settlement and curtailment loss	1,188	-	-
Loss on sale of property, plant, and equipment	123	7	-
Impairment loss	149	301	-
Gain on postretirement plan termination	-	(4,915)	-
Gain on investments	-	(2,000)	-
Depreciation expense	3,237	2,638	2,105
Amortization of other intangible assets	1,781	1,451	1,005
Amortization of debt discount and deferred financing costs	8,969	4,365	951
Deferred income taxes	2,800	(4,219)	2,565
Stock compensation expense	2,554	3,629	1,411
Noncash lease expense	370	357	-
Changes in operating assets and liabilities:
Accounts receivable	(2,112)	(3,464)	824
Inventories	(7,650)	21,036	(20,650)
Other current assets	(5,373)	(1,196)	(5,097)
Other assets	2,076	(2,864)	75
Accounts payable	(5,064)	6,608	2,523
Accrued postretirement liabilities	(54)	(168)	(97)
Accrued liabilities and other	7,643	1,147	(198)
Net cash provided by operating activities	$43,678	$37,795	$13,090

Cash flows from investing activities:
Capital expenditures	$(6,135)	$(4,815)	$(2,267)
Restricted cash, MSA escrow deposits	-	29,718	(1,241)
Acquisitions, net of cash acquired	(39,441)	(7,704)	(19,161)
Proceeds on sale of property, plant and equipment	3	123	-
Payments for investments	(19,250)	(1,421)	(2,000)
Issuance of note receivable	-	-	(6,500)
Repayment of note receivable	-	-	6,500
Net cash provided by (used in) investing activities	$(64,823)	$15,901	$(24,669)

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (cont.)
for the years ended December 31, 2020, 2019, and 2018
(dollars in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	$-	$-	$160,000
Payments of 2018 first lien term loan	(16,000)	(8,000)	(6,000)
Proceeds from 2018 second lien term loan	-	-	40,000
Payments of 2018 second lien term loan	-	(40,000)	-
Proceeds from 2018 revolving credit facility	-	-	26,000
Payments of 2018 revolving credit facility	-	(26,000)	-
Proceeds from Convertible Senior Notes	-	172,500	-
Payment of IVG note	(4,240)	-	-
Proceeds from unsecured note	7,485	-	-
Standard Diversified Inc. reorganization, net of cash acquired	(1,737)	-	-
Payments for call options	-	(20,528)	-
Payment of dividends	(3,802)	(3,531)	(2,318)
Payments of 2017 first lien term loan	-	-	(140,613)
Payments of 2017 second lien term loan	-	-	(55,000)
Proceeds from (payments of) 2017 revolving credit facility, net	-	-	(8,000)
Payments of VaporBeast Note Payable	-	-	(2,000)
Proceeds from release of restricted funds	-	-	1,107
Payments of financing costs	(194)	(7,117)	(3,286)
Exercise of options	862	738	833
Redemption of options	(1,523)	(12)	(623)
Surrender of restricted stock	-	(84)	-
Payment to terminate acquired capital lease	-	-	(170)
Common stock repurchased	(10,191)	-	-
Net cash provided by (used in) financing activities	$(29,340)	$67,966	$9,930

Net increase (decrease) in cash	$(50,485)	$121,662	$(1,649)

Cash, beginning of period:
Unrestricted	95,250	3,306	2,607
Restricted	32,074	2,356	4,704
Total cash at beginning of period	127,324	5,662	7,311

Cash, end of period:
Unrestricted	41,765	95,250	3,306
Restricted	35,074	32,074	2,356
Total cash at end of period	$76,839	$127,324	$5,662

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,455	$11,828	$14,238
Cash paid during the period for income taxes, net	$3,384	$11,332	$3,215

Supplemental schedule of noncash investing activities:
Investment in General Wireless	$-	$-	$421

Supplemental schedule of noncash financing activities:
Issuance of shares for acquisition	$-	$-	$5,292
Issuance of note payable for acquisition	$10,000	$-	$4,000
Dividends declared not paid	$1,099	$962	$915

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2020, 2019, and 2018
(dollars in thousands)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Beginning balance January 1, 2018	19,210,633	$192	$103,640	$-	$(2,973)	$(47,535)	$-	$53,324

Unrecognized pension and postretirement cost adjustment, net of tax of $435	-	$-	$-	$-	$1,361	$-	$-	$1,361
Unrealized loss on MSA investments, net of tax of $31	-	-	-	-	(263)	-	-	(263)
Unrealized loss on other investments, net of tax of $1	-	-	-	-	(3)	-	-	(3)
Unrealized loss on derivative instruments, net of tax of $204	-	-	-	-	(682)	-	-	(682)
Stock compensation expense	-	-	1,336	-	-	-	-	1,336
Restricted stock forfeitures	(3,128)	-	(8)	-	-	-	-	(8)
Exercise of options	193,273	2	831	-	-	-	-	833
Redemption of options	-	-	(623)	-	-	-	-	(623)
Dividends	-	-	-	-	-	(3,233)	-	(3,233)
Reclassification of tax effects from accumulated other comprehensive income	-	-	-	-	24	(24)	-	-
IVG issuance of stock	153,079	2	5,290	-	-	-	-	5,292
Net income	-	-	-	-	-	25,289	-	25,289
Ending balance December 31, 2018	19,553,857	$196	$110,466	$-	$(2,536)	$(25,503)	$-	$82,623

Unrecognized pension and postretirement cost adjustment, net of tax of $136	-	$-	$-	$-	$(1,150)	$-	$-	$(1,150)
Unrealized loss on MSA investments, net of tax of $351	-	-	-	-	1,174	-	-	1,174
Unrealized loss on derivative instruments, net of tax of $377	-	-	-	-	(1,261)	-	-	(1,261)
Stock compensation expense	-	-	3,600	-	-	-	-	3,600
Restricted stock forfeitures	(1,947)	-	(84)	-	-	-	-	(84)
Exercise of options	128,763	1	738	-	-	-	-	739
Redemption of options	-	-	(12)	-	-	-	-	(12)
Dividends	-	-	-	-	-	(3,579)	-	(3,579)
Purchase of call options, net of tax of $5,195	-	-	(15,332)	-	-	-	-	(15,332)
Issuance of Convertible Senior Notes, net of tax of $8,857	-	-	24,938	-	-	-	-	24,938
Fair value of earn-out	-	-	1,155	-	-	-	-	1,155
Net income	-	-	-	-	-	13,774	-	13,774
Ending balance December 31, 2019	19,680,673	$197	$125,469	$-	$(3,773)	$(15,308)	$-	$106,585

Unrecognized pension and postretirement cost adjustment, net of tax of $57	-	$-	$-	$-	$1,830	$-	$-	$1,830
Unrealized loss on derivative instruments, net of tax of $233	-	-	-	-	(692)	-	-	(692)
Stock compensation expense	-	-	2,554	-	-	-	-	2,554
Exercise of options	96,005	-	862	-	-	-	-	862
Redemption of options	-	-	(1,523)	-	-	-	-	(1,523)
Cost of repurchased common stock	(398,670)	-	-	(10,191)	-	-	-	(10,191)
Standard Diversified Inc. reorganization, net	(244,214)	(2)	-	-	-	(1,735)	-	(1,737)
Dividends	-	-	-	-	-	(3,940)	-	(3,940)
ReCreation acquisition	-	-	-	-	-	-	4,050	4,050
Net income	-	-	-	-	-	33,041	-	33,041
Ending balance December 31, 2020	19,133,794	$195	$127,362	$(10,191)	$(2,635)	$12,058	$4,050	$130,839

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to fulfill evolving consumer preferences. Our three focus segments are led by our core, proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and Nu-XTM, Solace® along with our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) in the NewGen Products segment. The Company’s products are available in more than 210,000 retail outlets in North America. In order to better align with Turning Point Brands, Inc.’s positioning as a branded consumer products company and to highlight the strength of its focus brands, the Company has renamed its two core business segments from Smoking Products to Zig-Zag Products and Smokeless Products to Stoker’s Products. Historical financial results are not impacted by the segment name change. We operate in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) NewGen Products.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, deferred income tax valuation allowances and the valuation of inventory, including reserves.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows in any of the periods presented.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly owned, and variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary. All significant intercompany transactions have been eliminated.

GAAP requires the Company to identify entities for which control is achieved through means other than voting rights and to determine whether the Company is the primary beneficiary of VIEs. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

The primary beneficiary of a VIE as the entity that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis.

Effective November 2020, management of the Company has determined that ReCreation Marketing (“ReCreation”) is a VIE for which the Company is considered the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance of ReCreation and the right to receive benefits and the obligation to absorb losses of ReCreation through the Company’s 50% equity interest, additional subordinated financing provided by the Company to ReCreation and the distribution agreement with ReCreation for the sale of the Company’s products that makes up substantially all of ReCreations’s business activities. See Note 3, “Acquisitions” for further details regarding the consolidation of ReCreation.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $22.8 million, $18.1 million, and $15.1 million in 2020, 2019, and 2018, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $1.3 million, $2.5 million, and $2.5 million in 2020, 2019, and 2018, respectively.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Inventories

Cost is determined using the last-in, first-out (“LIFO”) method for approximately 45.1% of the inventories and first-in, first-out (“FIFO”) for the remaining inventories as of December 31, 2020. Inventories that are measured using the LIFO method are stated at the lower of cost or market. Inventories that are measured using the FIFO method are stated at the lower of cost or net realizable value. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

Goodwill and Other Intangible Assets

The Company follows the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. If the carrying value of a reporting unit including goodwill exceeds its fair value, which is determined using the discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit but is limited to the total goodwill allocated to the reporting unit. If the carrying value of an indefinite-life intangible asset exceeds its fair value, which is determined using discontinued cash flows or relief-from-royalty, the intangible asset is considered impaired and is reduced to fair value. For goodwill, the determination of a reporting unit’s fair value involves, among other things, the Company’s market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate.

Based on the Company’s annual goodwill impairment testing, the estimated fair values of each of our reporting units were in excess of the respective carrying values at December 31, 2020. The Company had no such impairment of goodwill or other intangible assets during the year ended December 31, 2020. However, there could be an impairment of the goodwill of the NewGen reporting unit if future revenues do not achieve our expected future cash flows or if macroeconomic conditions result in future increases in the weighted average cost of capital used to estimate fair value. See Note 10, “Goodwill and Other Intangible Assets”, for further details regarding the Company’s goodwill and other intangible assets as of December 31, 2020.

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

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $5.2 million, $12.0 million, and $5.6 million for the years ending December 31, 2020, 2019, and 2018, respectively.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2020, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Inputs to the valuation methodology of the MSA escrow deposits when funds are invested include unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date. During 2020 no monies were deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

The Company has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds.  These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; thus, any investment with an unrealized loss position will be held until the value is recovered, or until maturity. All monies at December 31, 2020 and December 31, 2019 were held in money market savings accounts.

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales	Deposits as of December 31,
Year	2020	2019
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,074	$32,074

Federal Excise Taxes:  Tobacco products, cigarette papers, and cigarette tubes are subject to federal excise taxes.

Any future increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2020, federal excise taxes are not assessed on e-cigarettes and related products.

As of December 31, 2020, nearly half of the states and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. In addition, there are several local taxing jurisdictions with an excise tax on e-cigarettes. Several states have also implemented additional measures on e-cigarettes, such as licensing requirements.

FDA: On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the FDA to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

We submitted premarket filings prior to the September 9, 2020 deadline for certain of our products and intend to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics, but does not raise different questions of public health. FDA is required under a court order to issue a decision related to the authorization of these products within twelve months; otherwise, these products cease to be subject to the FDA’s continued compliance policy, which allows products to be marketed pending premarket review. FDA may, in its discretion and on a case-by-case basis, deviate from this policy.

FDA has issued a number of rules related to premarket filings; however, those rules were not finalized until after September 9, 2020. As such, it is unclear whether and how FDA will apply any new or additional requirements to currently pending applications. We believe we have products that meet the requisite standards and have filed premarket filings supporting a showing of the respective required standard. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, or that the FDA will review and authorize the products in the requisite time period or that, in that circumstance, the FDA will use its discretion on a case-by-case basis to allow for the continued marketing of the products, or that unforeseen circumstances will not arise that prevent us from sufficiently supplementing or completing our applications or otherwise increase the amount of time and money we are required to spend to receive all necessary marketing orders. Although we filed many premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. This may result in the prioritization of supplementing or completing applications for high priority SKUs in our inventory position, which could adversely impact future revenues.

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

In January 2020, FDA issued a Guidance document (the “January 2020 Guidance”) that stated it would be prioritizing enforcement of several categories of electronic nicotine delivery system (“ENDS”) products: (1) flavored, cartridge-based ENDS products (other than tobacco- or menthol-flavored ENDS products; (2) ENDS products for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access; (3) ENDS products targeted to minors or whose marketing is likely to promote the use of ENDS by minors; and (4) ENDS products offered for sale after May 12, 2020, premarket application deadline (later updated to reflect the September 9, 2020 filing deadline) for which the manufacturer has not submitted a premarket application. The policy outlined several factors the agency would consider in its enforcement of flavored cigars going forward but did not restrict those products as it had considered in the March 2019 Guidance proposal. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

Prevent All Cigarette Trafficking Act (“PACT Act”): On December 27, 2020, President Trump signed the Further Consolidated Appropriations Act, 2021, into law. This law included an amendment to the Jenkins Act expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” or ENDS, and requires that the United States Postal Service (USPS) promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, there could be a material adverse effect on our business, results of operations and financial condition.

Concentration of Credit Risk:  At December 31, 2020 and 2019, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $69.7 million and $126.0 million, respectively. During 2019, the Company invested a portion of the MSA escrow accounts in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the United States and also sells Zig-Zag® premium cigarette papers in Canada and some smaller quantities in other countries. The Company had no customers that accounted for more than 10% of net sales for 2020, 2019, or 2018. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts during 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Balance at beginning of period	$280	$42
Additions to allowance account during period	86	238
Deductions of allowance account during period	(216)	-
Balance at end of period	$150	$280

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on the financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This guidance simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the convertible instrument. This guidance also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company will early adopt this ASU effective January 1, 2021 using the full retrospective method of transition. The ASU will increase reported debt by approximately $25 million, decrease interest expense by approximately $7.0 million annually and increase weighed average diluted common shares outstanding by approximately 3.2 million shares.

Note 3. Acquisitions

ReCreation Marketing

In July 2019, the Company obtained a 30% stake in a Canadian distribution entity, ReCreation for $1 million paid at closing. In November 2020, the Company invested an additional $1 million related to our 30% stake. In November 2020, The Company also invested an additional $2 million increasing its ownership interest to 50%. We received board seats aligned with our ownership position. The Company also provided a $2.0 million unsecured loan to ReCreation bearing interest at 8% per annum and maturing November 19, 2022. As discussed in Note 1, the Company has determined that ReCreation is a VIE due its required subordinated financial support. The Company has determined it is the primary beneficiary due its 50% equity interest, additional subordinated financing and distribution agreement with ReCreation for the sale of the Company’s products. As a result, the Company began consolidating ReCreation effective November 2020. As of December 31, 2020, the Company had not completed the accounting for the acquisition. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired and are based on management’s preliminary estimates:

Total consideration transferred	$4,000
Adjustments to consideration transferred:
Cash acquired	(3,711)
Working capital	418
Intercompany debt eliminated	2,000
Adjusted consideration transferred	2,707
Assets acquired:
Working capital (primarily AR and inventory)	1,551
Fixed assets and Other long term assets	70
Other liabilities	(203)
Non-controlling interest	(4,050)
Net assets acquired	$(2,632)

Goodwill	$5,339

The goodwill of $5.3 million consists of the synergies expected from combining the operations and is currently not deductible for tax purposes.

Standard Diversified Inc. (“SDI”)

On July 16, 2020, the Company completed its merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of the Company in a tax-free downstream merger. Under the terms of the merger, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share of SDI Common Stock at the time of the merger. SDI divested its assets, other than SDI’s TPB Common Stock, prior to close such that the net liabilities at closing were minimal and the only assets that SDI retained were the remaining TPB Common Stock holdings. The transaction was accounted for as an asset purchase for $236.0 million in consideration, comprised of 7,934,704 shares of TPB Common Stock valued at $234.3 million plus transaction costs and assumed net liabilities. $236.0 million was assigned to the 8,178,918 shares of TPB Common Stock acquired. Shares of TPB Common Stock acquired in excess of the shares issued were retired. The Company no longer has a controlling shareholder and 244,214 shares of TPB Common Stock were retired resulting in a charge of $1.7 million recorded in Accumulated earnings (deficit).

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

Solace Technologies

In July 2019, the Company purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash, $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of the Company’s common stock to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 PRSUs with a fair value of $4.62 million were issued to former owners who became employees. See Note 17, “Share Incentive Plans”, for further details. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. The Company intends to incorporate Solace’s innovative products as well as the legacy vapor products into our Nu-X development engine. The Company completed the accounting for the acquisition during the third quarter 2020. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired:

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2020, the Company executed various forward contracts, which met hedge accounting requirements, for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. The Company did not execute any forward contracts during 2019. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million. The foreign currency contracts’ fair value at December 31, 2020, resulted in an asset of $0.4 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. At December 31, 2019, the Company had no forward contracts.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at December 31, 2020, and December 31, 2019, resulted in a liability of $3.7 million and $2.5 million, respectively, included in other long-term liabilities. Losses of $1.5 million, $0.3 million and $0.4 million were reclassified into interest expense for the year ending December 31, 2020, 2019 and 2018 respectively.

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

Note Payable – Promissory Note

The fair value of the Promissory Note approximates its carrying value of $10.0 million due to the recency of the note’s issuance, related to the year ended December 31, 2020.

Note Payable – Unsecured Loan

The fair value of the Unsecured Note approximates its carrying value of $7.5 million due to the recency of the note’s issuance, related to the year ended December 31, 2020.
Note Payable – IVG

The fair value of the IVG Note approximated its carrying value of $4.2 million due to the recency of the note’s issuance, relative to the year ended December 31, 2019.

Long-Term Debt

The Company’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates. The carrying values of the long-term debt instruments approximate their respective fair values. As of December 31, 2020, the fair value of the 2018 First Lien Term Loan approximated $130.0 million. As of December 31, 2019, the fair value of the 2018 First Lien Term Loan approximated $146.0 million.

The Convertible Senior Notes bear interest at a rate of 2.50% per year. As of December 31, 2020, the fair value approximated $155.3 million, with a carrying value of $172.5 million. As of December 31, 2019, the fair value approximated $140.1 million, with a carrying value of $172.5 million.

See Note 13, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million. At December 31, 2019, the Company had no forward contracts. The fair value of the foreign exchange contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in an asset of $0.4 million and a liability of $0.0 million as of December 31, 2020. As there were no open contracts as of December 31, 2019, there is no resulting balance sheet position related to the fair value.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at December 31, 2020 and 2019. The fair values of the swap contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in a liability of $3.7 million and $2.5 million, respectively, as of December 31, 2020 and 2019.

Note 6. Inventories

The components of inventories are as follows:

	December 31, 2020	December 31, 2019
Raw materials and work in process	$8,137	$7,050
Leaf tobacco	32,948	32,763
Finished goods - Zig-Zag Products	14,903	13,138
Finished goods - Stoker’s Products	9,727	5,680
Finished goods - NewGen Products	18,916	17,111
Other	1,225	989
Gross Inventory	85,856	76,731
LIFO reserve	(6,106)	(5,752)
Net Inventory	$79,750	$70,979

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2020	2019
Balance at beginning of period	$(21,502)	$(2,504)

Charged to cost and expense	(2,867)	(20,001)
Deductions for inventory disposed	14,445	1,003
Balance at end of period	$(9,924)	$(21,502)

Note 7. Other Current Assets

Other current assets consists of:

	December 31, 2020	December 31, 2019
Inventory deposits	$7,113	$4,012
Insurance deposit	3,000	-
Prepaid taxes	813	3,673
Other	15,525	8,430
Total	$26,451	$16,115

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of:

	December 31, 2020	December 31, 2019
Land	$22	$22
Buildings and improvements	2,750	2,655
Leasehold improvements	4,702	2,567
Machinery and equipment	15,612	14,516
Furniture and fixtures	9,025	8,502
Gross property, plant and equipment	32,111	28,262
Accumulated depreciation	(16,587)	(14,446)
Net property, plant and equipment	$15,524	$13,816

Note 9. Deferred Financing Costs

Deferred financing costs relating to the revolving credit facility consist of:

	December 31, 2020	December 31, 2019
Deferred financing costs, net of accumulated amortization of $705 and $410, respectively	$641	$890

Note 10. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Zig-Zag	Stoker’s	NewGen	Total
Balance as of December 31, 2018	$96,107	$32,590	$17,242	$145,939

Adjustments	-	-	1,907	1,907
Acquisitions	-	-	6,436	6,436
Balance as of December 31, 2019	$96,107	$32,590	$25,585	$154,282

Acquisitions	5,339	-	-	5,339
Balance as of December 31, 2020	$101,446	$32,590	$25,585	$159,621

The following tables summarize information about the Company’s allocation of other intangible assets. Gross carrying amounts of unamortized, indefinite life intangible assets are shown below:

	December 31, 2020				December 31, 2019
	Zig-Zag	Stoker’s	NewGen	Total	Stoker’s	NewGen	Total
Unamortized, indefinite life intangible assets:
Trade names	$-	$8,500	$10,786	$19,286	$10,871	$10,786	$21,657
Formulas	42,245	53	-	42,298	53	-	53
Total	$42,245	$8,553	$10,786	$61,584	$10,924	$10,786	$21,710

Amortized intangible assets included within the NewGen segment consists of:

	December 31, 2020		December 31, 2019
	Gross Carrying	Accumulated Amortization	Gross Carrying	Accumulated Amortization
Amortized intangible assets:
Customer relationships (useful life of 8-10 years)	$6,936	$3,111	$6,936	$2,283
Trade names (useful life of 15 years)	9,530	1,375	7,158	714
Master distribution agreement (useful life of 15 years)	5,489	183	-	-
Franchise agreements (useful life of 8 years)	780	228	780	130
Non-compete agreements (useful life of 3.5 years)	100	100	100	88
Total	$22,835	$4,997	$14,974	$3,215

During 2020, $2.4 million in trade names related to Wind River Brands in the Stoker’s Product segment were determined to no longer be indefinite lived and began to be amortized. Annual amortization expense for each of the next five years is estimated to be approximately $1.9 million for 2021 through 2024 and $1.2 million for 2025, assuming no additional transactions occur that require the amortization of intangible assets.

Note 11. Other Assets

Other assets consists of:

	December 31, 2020	December 31, 2019
Equity investments	$24,018	$5,421
Pension assets	-	1,686
Other	2,818	3,566
Total	$26,836	$10,673

In October 2020, the Company acquired a 20% stake in Wild Hempettes LLC (“Wild Hempettes”), a leading manufacturer of hemp cigarettes under the WildHemp™ and Hempettes™ brands, for $2.5 million. The Company has options to increase its stake to a 100% ownership position based on certain milestones. As part of the transaction, the Wild Hempettes joint venture was spun off from Crown Distributing LLC and formed as a vehicle for the Company to be the exclusive distributor of Hempettes™ to U.S. bricks and mortar retailers under a profit-sharing arrangement. The Company has provided Wild Hempettes with a secured line of credit up to $2.0 million with a term up to 5 years. The Company accounts for its investment in Wild Hempettes as an equity method investment. The Company recorded investment income of $0.1 million for 2020. Purchases of inventory from Wild Hempettes was $0.5 million in 2020. There were no amounts outstanding at December 31, 2020.

In October 2020, the Company invested $15.0 million in dosistTM, a global cannabinoid company, with an option to invest an additional $15.0 million on pre-determined terms over the next 12 months. The Company received a warrant to receive preferred shares of dosistTM that will automatically be exercised upon the changing of federal laws in the United States, rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis. There were no purchases of inventory from dosistTM in 2020.

In October 2020, the Company invested $1.8 million in BOMANI Cold Buzz, LLC (“BOMANI”), a manufacturer of alcohol-infused cold brew coffee. The Company received rights to receive equity in BOMANI in the event of an equity financing. There were no purchases of inventory from BOMANI in 2020.

The Company has a minority ownership position in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. The investment in CASH positions the Company to participate in the market for hemp-derived products. In the fourth quarter 2019 CASH completed a fundraising round, resulting in the fair value of our investment increasing to $4.0 million. This resulted in a gain of $2 million which is recorded in investment income for 2019. In October 2020, CASH merged with Real Brands, Inc. (“Real Brands”), an over the counter traded shell company. CASH will continue business under the Real Brands name. The Company maintained its ownership position in Real Brands subsequent to the merger. Purchases of inventory from CASH were $0.0 million and $0.6 million in 2020 and 2019, respectively. There were no amounts outstanding at December 31, 2020 and 2019.

In December 2018, the Company acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from 5G gaming LLC, which is owned by Standard General LP, for $0.4 million. Standard General LP has a controlling interest in the Company and qualifies as a related party. The Company will work together with RadioShack on product development and sourcing teams in China. Furthermore, the Company paid $0.0 and 0.2 million in consulting fees in 2020 and 2019, respectively. There were no amounts outstanding at December 31, 2020 and 2019.

Note 12. Accrued Liabilities

Accrued liabilities at consists of:

	December 31, 2020	December 31, 2019
Accrued payroll and related items	$9,459	$5,267
Customer returns and allowances	5,259	6,160
Taxes payable	4,326	705
Lease liabilities	3,228	2,218
Accrued interest	2,096	1,909
Other	10,857	10,261
Total	$35,225	$26,520

Note 13. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	December 31, 2020	December 31, 2019
2018 First Lien Term Loan	$130,000	$146,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	-
Note payable - Unsecured Loan	7,485	-
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	319,985	322,740
Less deferred finance charges	(4,940)	(6,466)
Less debt discount	(25,083)	(32,083)
Less current maturities	(12,000)	(15,240)
Net notes payable and long-term debt	$277,962	$268,951

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the Company’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, the Company entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the Company’s Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 2.9% at December 31, 2020. At December 31, 2020, the Company had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.6 million, resulting in $46.4 million of availability under the 2018 Revolving Credit Facility at December 31, 2020.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $7.0 and $2.9 million of amortization for the years ended December 31, 2020 and 2019, respectively.

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

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note was $4.2 million as of December 31, 2019. During 2020, the carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

Note 14. Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2020			2019			2018
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$5,288	$2,200	$7,488	$5,281	$(3,282)	$1,999	$2,326	$3,165	$5,491
State and Local	1,927	600	2,527	982	(937)	45	1,394	(600)	794
Total	$7,215	$2,800	$10,015	$6,263	$(4,219)	$2,044	$3,720	$2,565	$6,285

Deferred tax assets and liabilities consists of:

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Inventory	$4,151	$-	$7,705	$-
Property, plant, and equipment	-	3,107	-	2,076
Goodwill and other intangible assets	-	8,144	-	7,672
Accrued pension and post-retirement costs	-	-	-	943
State NOL carryforward	2,236	-	3,225	-
Unrealized loss on investments	876	-	580	-
Leases	4,920	4,557	3,393	3,099
Original issue discount	3,800	6,276	4,806	8,118
Other	6,611	2,356	4,407	555
Gross deferred income taxes	22,594	24,440	24,116	22,463
Valuation allowance	(2,236)	-	(3,225)	-
Net deferred income taxes	$20,358	$24,440	$20,891	$22,463

At December 31, 2020, the Company had state NOL carryforwards for income tax purposes of approximately $52.9 million, which expire between 2025 and 2040, $21.2 million of which has an indefinite carryforward period. The Company has determined that, at December 31, 2020 and 2020, its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance of $2.2 million and $3.2 million has been recorded at December 2020 and 2019, respectively.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2020, 2019, and 2018, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2017.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31 is as follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	2.7%	0.0%	3.3%
Permanent differences	-1.8%	-6.7%	-2.9%
Other	5.1%	-3.8%	-0.8%
Valuation allowance	-3.7%	2.4%	-0.7%
Effective income tax rate	23.3%	12.9%	19.9%

The permanent differences for the year ended December 31, 2020, 2019, and 2018 are primarily related to income tax benefits of $3.3 million ($0.7 million tax effected), $4.6 million ($1.0 million tax effected), and $5.4 million ($1.1 million tax effected), respectively, as a result of stock option exercises.

Note 15. Pension and Postretirement Benefit Plans

The Company had a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan was frozen. The Company’s policy was to make the minimum amount of contributions that can be deducted for federal income taxes. The Company made no contributions to the pension plan in 2020. In the second quarter of 2018, the Company made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018, which is reported within “Net periodic benefit (income), excluding service cost” within the Consolidated Statements of Income. In the fourth quarter 2019, the Company elected to terminate the defined benefit pension plan, effective December 31, 2019 with final distributions made in the third quarter of 2020.

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provided medical and dental benefits. This plan was contributory with retiree contributions adjusted annually. The Company’s policy was to make contributions equal to benefits paid during the year. In the fourth quarter 2019, the Company amended the plan to cease benefits effective June 30, 2020. The plan amendment eliminated a significant amount of the benefits under the plan, resulting in a curtailment of $3.2 million. The curtailment resulted in $1.8 million being reclassified from other comprehensive income to income. The total gain on the curtailment was $4.9 million and is recorded in Net periodic benefit (income), excluding service cost in the income statement.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2020 and 2019, and a statement of the funded status:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Reconciliation of benefit obligations:
Benefit obligation at January 1	$14,217	$13,700	$115	$3,305
Service cost	-	104	-	-
Interest cost	190	520	-	101
Actuarial loss (gain)	249	916	(83)	-
Assumptions	-	-	-	-
Settlement/curtailment	(1,869)	-	-	(3,207)
Annuities purchased	(12,116)	-	-	-
Benefits paid	(671)	(1,023)	(32)	(84)
Benefit obligation at December 31	$-	$14,217	$-	$115

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$15,903	$14,923	$-	$-
Actual return on plan assets	1,139	2,003	-	-
Employer contributions	-	-	32	84
Settlement/curtailment	(1,869)	-	-	-
Annuities purchased	(12,116)	-	-	-
Benefits paid	(671)	(1,023)	(32)	(84)
Asset reversion upon termination	(2,386)	-	-	-
Fair value of plan assets at December 31	$-	$15,903	$-	$-

Funded status:
Funded status at December 31	$-	$1,686	$-	$(115)
Unrecognized net actuarial loss (gain)	-	1,827	-	(54)
Net amount recognized	$-	$3,513	$-	$(169)

Accumulated benefit obligations did not exceed plan assets at December 31, 2019, for the Company’s pension plan.

The asset allocation for the Company’s defined benefit plan, by asset category, follows:

Percentage of Plan Assets at December 31,
2019
Asset category:
Debt securities	88.5%
Cash	11.5%
Total	100.0%

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is the description of the valuation methodologies used for assets measured at fair value subsequent to initial recognition. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2019.

•	Pooled Separate Accounts. Valued at the net asset value (NAV) of shares held by the plan at year end.

•	Guaranteed Deposit Account. Valued at contract value, which approximates fair value.

•	Assets measured at fair value on a recurring basis. The table below presents the balances of the plan’s assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
Pooled separate accounts	$14,079	$-	$14,079	$-
Guaranteed deposit account	1,824	-	-	1,824
Total assets at fair value as of December 31, 2019	$15,903	$-	$14,079	$1,824

The table below sets forth a summary of the changes in the fair value of the Guaranteed Deposit Account:

Guaranteed Deposit Account
Balance at January 1, 2019	$2,265
Total gains (losses), realized/unrealized
Return on plan assets	45
Purchases, sales, and settlements, net	(486)
Balance at December 31, 2019	$1,824

Total gains (losses), realized/unrealized
Return on plan assets	$32
Purchases, sales, and settlements, net	(1,856)
Balance at December 31, 2020	$-

The Company’s investment philosophy was to earn a reasonable return without subjecting plan assets to undue risk. The Company used one management firm to manage plan assets, which were invested in equity and debt securities. The Company’s investment objective was to match the duration of the debt securities with the expected payments.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Prepaid asset	$-	$1,686	$-	$-
Accrued benefit cost	-	-	-	(115)
Accumulated other comprehensive loss, unrecognized net gain (loss)	-	1,827	-	(54)
Total	$-	$3,513	$-	$(169)

No amounts will be recognized in net periodic benefit costs from accumulated other comprehensive income in 2021 for the pension or post retirement plan as both plans have been terminated.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$-	$104	$104	$-	$-	$-
Interest cost	190	520	553	-	101	117
Expected return on plan assets	(322)	(645)	(949)	-	-	-
Amortization of (gains) losses	72	147	186	(131)	(169)	(81)
Settlement and Curtailment loss (gain)	1,180	-	306	-	(4,915)	-
Net periodic benefit cost	$1,120	$126	$200	$(131)	$(4,983)	$36

The Company was required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. The rate of return on assets used was determined based upon analysis of the plans’ historical performance relative to the overall markets and mix of assets. The assumptions listed below represent management’s review of relevant market conditions and have been adjusted as appropriate. A discount rate was not used for pension benefits in 2020 as all benefits were distributed during the year. A discount rate was not used for postretirement benefits in 2019 as all benefits were to be paid in less than one year. The Company used a discount rate of 3.0% as the weighted average assumption in the measurement of the its benefit obligation in 2019. The Company used a discount of 4.0% and an expected rate of return on plan assets of 4.5% as the weighted average assumptions to determine net periodic pension and postretirement costs in 2019.

The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2020 and 2019 Plan Years, the Company contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, the Company matched the contribution by 100%. Additionally, for all years presented, the Company made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Company contributions to this plan were approximately $1.6 million for 2020, $1.5 million for 2019, and $1.2 million for 2018.

Note 16. Lease Commitments

As of January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The main impact to the financial statements was the recognition of lease liabilities and right of use assets. The Company’s leases consist primarily of leased property for manufacturing warehouse, head offices and retail space as well as vehicle leases. In general, the Company does not recognize any renewal periods within the lease terms as there are not significant barriers to ending the lease at the initial term.  Lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the balance sheet.  Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consists of the following:

	For the year ended December 31,
	2020	2019
Operating lease cost
Cost of sales	$908	$874
Selling, general and administrative	2,402	2,973
Variable lease cost (1)	587	463
Short-term lease cost	131	147
Sublease income	(120)	(110)
Total	$3,908	$4,347

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	December 31, 2020	December 31, 2019
Assets:
Right of use assets	$17,918	$12,130
Total lease assets	$17,918	$12,130

Liabilities:
Current lease liabilities (2)	$3,228	$2,218
Long-term lease liabilities	16,117	11,067
Total lease liabilities	$19,345	$13,285

(2)	Reported within accrued liabilities on the balance sheet

	As of December 31,
	2020	2019
Weighted-average remaining lease term - operating leases	7.2 years	8.1 years
Weighted-average discount rate - operating leases	4.93%	6.07%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

Maturities of lease liabilities consisted of the following:

December 31, 2020
2021	$4,021
2022	3,731
2023	3,462
2024	2,417
2025	2,056
Years thereafter	7,428
Total lease payments	$23,115
Less: Imputed interest	3,770
Present value of lease liabilities	$19,345

Minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year consisted of the following:

Year	Payments
2021	$2,909
2022	2,653
2023	2,417
2024	2,374
2025	2,056
Years thereafter	7,428
Total	$19,837

At December 31, 2019, the Company had operating leases with lease liabilities of $1.5 million which had not yet commenced. The leases are primarily related to vehicles for business use. The Company recognized $0.1 and $0.3 million in impairments of right of use assets in 2020 and 2019, respectively, related to store closures.

Note 17. Share Incentive Plans

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2020, 16,159 shares of restricted stock, 459,411 performance-based restricted stock units, and 608,728 options have been granted to employees of the Company under the 2015 Plan, net of forfeitures. There are 315,702 shares available for grant under the 2015 Plan.

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

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	659,574	$9.00	$3.34
Granted	180,780	43.89	14.34
Exercised	(129,067)	5.72	2.58
Forfeited	(14,571)	34.55	11.10
Outstanding, December 31, 2019	696,716	18.13	6.17
Granted	155,000	14.85	4.41
Exercised	(135,146)	6.37	2.74
Forfeited	(5,510)	27.25	8.64
Outstanding, December 31, 2020	711,060	$19.58	$6.42

Under the 2006 Plan, the total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018, was $3.7 million, $5.0 million, and $5.7 million, respectively.

At December 31, 2020, under the 2006 Plan, the outstanding stock options’ exercise price for 200,767 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 2.9 years for the options with the $3.83 exercise price. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, a volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At December 31, 2020, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019	March 18, 2020
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000	155,000
Options outstanding at December 31, 2020	27,050	55,880	78,132	26,000	145,831	25,000	152,400
Number exercisable at December 31, 2020	27,050	55,880	50,050	26,000	49,617	8,250	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89	$14.85
Remaining lives	6.12	6.38	7.19	7.20	8.22	8.82	9.22
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%	0.79%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%	35.72%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%	0.95%	1.49%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27	$4.41

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $1.2 million, $1.7 million and $0.7 million  for the years ended December 31, 2020, 2019 and 2018, respectively.  Total unrecognized compensation expense related to options at December 31, 2020, is $0.6 million, which will be expensed over 1.48 years.

Performance-based restricted stock units (“PRSUs”) are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of common stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied. At December 31, 2020, there are 459,411 PRSUs outstanding, all of which are unvested.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019	March 18, 2020	December 28, 2020
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582	94,000	88,169
PRSUs outstanding at December 31, 2020	79,500	93,000	84,550	-	21,342	92,850	88,169
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15	$14.85	$46.42
Remaining lives	1.00	2.00	3.00	-	2.00	4.00	3.00

The Company recorded compensation expense related to the PRSUs of approximately $1.4 million, $1.9 million and $0.6 million in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2020, is $8.6 million, which will be expensed over the service period based on the probability of achieving the performance condition.

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

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to our other NewGen products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, we were merely the distributor. Nonetheless, there can be no assurance that we will prevail in these cases, and they could have a material adverse effect on our financial position, results of operations or cash flows.

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time to time responding parties to arbitration demands brought by franchisees. One of our subsidiaries, which we acquired in 2018, is the franchisor of the VaporFi system. This subsidiary is a responding party in an arbitration brought by a franchisee claiming, among other things, violations of Federal Trade Commission Rules and Florida law. These allegations relate to the franchise disclosure document (FDD) utilized by the franchise system, a small vapor store chain, prior to our acquisition in 2018. We believe that we have good and valid substantive defenses against these claims and will vigorously defend ourselves in the arbitration.

We have also been named in a lawsuit brought by a different franchisee represented by the same firm that represents the plaintiff in the action described above. This case relates to the termination of the franchise agreement by the franchisor for failure to pay franchising fees and our subsequent demand that the franchisee cease using our marks and de-image locations formerly housing the franchises. The franchisee filed suit against us in the U.S. District Court for the Southern District of Florida sixteen months after our demand. The franchisee is claiming tortious interference and conversion. We believe that the suit was improperly brought before the U.S. District Court for the South District of Florida because the related franchising agreements included a mandatory arbitrary clause. We also believe we have valid substantive defenses against the claims and intend on vigorously defending our interests in this matter.

We have several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. We expect that our subsidiaries will be subject to some such cases and investigative requests. In the acquisition of the vapor businesses, we negotiated financial “hold-backs”, which we expect to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

Note 19. Legal Settlement

The company engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing the Company with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to the Company under a formula designed to provide the Company with a fair share of the value created by the Company’s performance under the VMR Agreement. The discussions have been completed and the Company received $6.7 million in the second quarter 2019 to settle the issue. Net of legal costs and reserves for anticipated future returns associated with the discontinuance, the Company recorded a $5.5 million gain in the second quarter of 2019, which was recorded as a reduction to selling, general, and administrative expenses.

Note 20. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	December 31, 2020			December 31, 2019			December 31, 2018
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Consolidated net income	$33,041			$13,774			$25,289

Basic EPS:
Weighted average		19,398,474	$1.70		19,627,093	$0.70		19,355,607	$1.31

Diluted EPS:
Effect of dilutive securities:
Stock options		336,159			410,447			471,955
		19,734,633	$1.67		20,037,540	$0.69		19,827,562	$1.28

For the years ended December 31, 2020 and 2019, the effect of the 3,202,808 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the Company’s average stock price did not exceed $53.86 during the period.

Note 21. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Zig-Zag Products; (2) Stoker’s Products; and (3) NewGen Products. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; and (b) finished cigars and MYO cigar wraps. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose leaf chewing tobacco products. The NewGen Products segment (a) markets and distributes CBD, liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via VaporBeast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the United States while products in the NewGen Products segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries. The Company had no customer that accounted for more than 10% of net sales in 2020, 2019, or 2018.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	For the year ended December 31,
	2020	2019	2018
Net sales
Zig-Zag products	$132,812	$108,733	$111,507
Stoker’s products	115,866	99,894	90,031
NewGen products	156,433	153,362	131,145
Total	$405,111	$361,989	$332,683

Gross profit
Zig-Zag products	$78,232	$59,386	$57,043
Stoker’s products	61,456	52,277	46,490
NewGen products	49,948	25,083	39,026
Total	$189,636	$136,746	$142,559

Operating income (loss)
Zig-Zag products	$61,886	$45,058	$42,650
Stoker’s products	44,734	34,665	28,920
NewGen products	5,801	(20,629)	6,752
Corporate unallocated (1)(2)	(48,348)	(32,235)	(29,838)
Total	$64,073	$26,859	$48,484

Interest expense, net	20,226	17,342	14,819
Investment income	(198)	(2,648)	(424)
Loss on extinguishment of debt	-	1,308	2,384
Net periodic benefit (income) cost, excluding service cost	989	(4,961)	131

Income before income taxes	$43,056	$15,818	$31,574

Capital expenditures
Zig-Zag products	$-	$-	$-
Stoker’s products	5,815	2,823	1,559
NewGen products	320	1,992	708
Total	$6,135	$4,815	$2,267

Depreciation and amortization
Zig-Zag products	$182	$-	$-
Stoker’s products	2,215	1,608	1,360
NewGen products	2,621	2,481	1,750
Total	$5,018	$4,089	$3,110

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $14.4 million and $2.2 million in 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019
Assets
Zig-Zag products	$207,518	$145,831
Stoker’s products	126,292	120,723
NewGen products	91,116	90,899
Corporate unallocated (1)	64,407	89,131
Total	$489,333	$446,584

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	For the year ended December 31,
	2020	2019	2018

Business to Business	$107,976	$112,580	$105,736
Business to Consumer - Online	43,517	31,348	15,624
Business to Consumer - Corporate store	4,751	9,273	9,631
Other	189	161	154
Total	$156,433	$153,362	$131,145

Net Sales:  Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the year ended December 31,
	2020	2019	2018
Domestic	$391,705	$347,616	$317,046
Foreign	13,406	14,373	15,637
Total	$405,111	$361,989	$332,683

Note 22. Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results:

	1st	2nd	3rd	4th
2020
Net sales	$90,689	$104,963	$104,174	$105,285
Gross profit	41,431	48,092	48,307	51,806
Consolidated net income	3,275	9,227	7,796	12,743
Basic net income (loss) per share	0.17	0.47	0.41	0.67
Diluted net income (loss) per share	$0.16	$0.47	$0.40	$0.65

2019
Net sales	$91,628	$93,339	$96,800	$80,222
Gross profit	40,464	41,183	42,816	12,283
Consolidated net income	6,560	13,205	6,274	(12,265	)(1)(2)
Basic net income per share	0.34	0.67	0.32	(0.62)
Diluted net income per share	$0.33	$0.66	$0.31	$(0.62)

(1)	Includes corporate and vapor restructuring costs of $12.7 million net of tax of $5.1 million
(2)	Includes an immaterial out of period non-cash adjustment of $0.8 million net of tax of $0.3 million related to the prior quarters of 2019

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

Note 23. Dividends

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.05 per common share, an increase of approximately 25%, was paid on January 8, 2021, to shareholders of record at the close of business on December 18, 2020.

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

Note 24. Subsequent Events

On February 11, 2021, the Company closed a private offering (the “Offering”) of $250 million aggregate principal amount of its 5.625% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. The Company used the proceeds from the Offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes.

In connection with the Offering, the Company also entered into a new $25 million senior secured revolving credit facility (the “New Revolving Credit Facility”). The Company did not draw any borrowings under the New Revolving Credit Facility on the effective date of the facility but did have letters of credit of approximately $3.6 million outstanding. The New Revolving Credit Facility will mature on August 11, 2025 if none of the Company’s Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024 for such Convertible Senior Notes.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2020, the Company’s management, with participation of the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2020. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO ICIF”).

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO ICIF, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020. In conducting management’s evaluation as described above, ReCreation was excluded. The operations of ReCreation excluded from management’s assessment of internal control over financial reporting, represent approximately 0% of the Company’s consolidated revenues and approximately 2% of total assets as of December 31, 2020.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Controls over Financial Reporting

Management has determined that there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Lawrence S. Wexler	/s/ Robert Lavan	/s/ Brian Wigginton
Lawrence S. Wexler	Robert Lavan	Brian Wigginton
President and Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Date: February 19, 2021	Date: February 19, 2021	Date: February 19, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

2.1
Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2020).

3.1	Second Amended and Restated Certificate of Incorporation of Turning Point Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2016).

3.2	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2020).

4.1
Registration Rights Agreement of Turning Point Brands, Inc. dated May 10, 2016, between Turning Point Brands, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2016).

4.2	Description of Securities. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).

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

10.3
Form of Performance-Based Restricted Stock Unit Award Agreement under the Turning Point Brands, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.4
2006 Equity Incentive Plan of Turning Point Brands, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015). †

10.5
Amendment No. 1 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

10.6
Amendment No. 2 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

10.7
Amendment No. 3 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2017). †

10.8
Amendment No. 4 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

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

10.13
Employment Agreement between Turning Point Brands, Inc. and Lawrence Wexler dated November 23, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 16, 2016). †

10.14
Employment Agreement between Turning Point Brands, Inc. and Mr. Robert M. Lavan dated March 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2018). †

10.15
Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.16
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

10.19
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

10.22
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

10.27
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

10.35
First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2017).

10.36
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

10.39
Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.40	First Amendment to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the period ended June 30, 2019).

10.41	Form of Capped Call Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

10.42	Second Amendment to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020)

10.43	Third Amendment to the First Lien Credit Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2020).

10.44
Release and Severance Agreement, dated August 19, 2020, by and among TPB and James W. Dobbins, Senior Vice President and General Counsel.  (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2020). †

10.45
Consulting Agreement dated August 19, 2020, but effective November 1, 2020, between Turning Point Brands, Inc. and James Dobbins.  (incorporated by reference to Exhibit 10.2  to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2020) †

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2020, 2019, and 2018, formatted in Inline XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholder’s equity (deficit), (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith
†	Compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 19, 2021.

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

	Signature	Title	Date

By:	/s/ Lawrence S. Wexler	Director, Chief Executive Officer	February 19, 2021
Lawrence S. Wexler

By:	/s/ Robert Lavan	Chief Financial Officer	February 19, 2021
Robert Lavan

By:	/s/ Brian Wigginton	Chief Accounting Officer	February 19, 2021
Brian Wigginton

By:	/s/ David Glazek	Chairman of the Board of Directors	February 19, 2021
David Glazek

By:	/s/ Gregory H. A. Baxter	Director	February 19, 2021
Gregory H. A. Baxter

By:	/s/ H. C. Charles Diao	Director	February 19, 2021
H. C. Charles Diao

By:	/s/ Peggy Hebard	Director	February 19, 2021
Peggy Hebard

By:	/s/ Arnold Zimmerman	Director	February 19, 2021
Arnold Zimmerman

By:	/s/ Ashley Davis Frushone	Director	February 19, 2021
Ashley Davis Frushone