Form 10-Q
period 2021-03-31
Turning Point Brands, Inc.
filed 2021-05-05
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

At April 28, 2021, there were 19,059,449 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused illicit products to brand equity;
•	contamination of our tobacco supply or products;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	uncertainty and continued evolution of regulation of our NewGen and cigar products;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in state and local regulation of our NewGen products has been proposed or enacted;
•	increase in tax of our NewGen products could adversely affect our business;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	significant product liability litigation;
•	the effect of the COVID-19 pandemic on our business;
•	our amount of indebtedness;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our loss of emerging growth status on December 31, 2021 and ability to comply with the additional disclosure requirements applicable to non-emerging growth companies;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;
•	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	our reliance on information technology;
•	cybersecurity and privacy breaches;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	departure of key management personnel or our inability to attract and retain talent; and
•	failure to meet expectations relating to environmental, social and governance factors.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
(unaudited)

ASSETS	March 31, 2021	December 31, 2020
Current assets:
Cash	$167,361	$41,765
Accounts receivable, net of allowances of $148 in 2021 and $150 in 2020	6,606	9,331
Inventories	98,351	85,856
Other current assets	24,866	26,451
Total current assets	297,184	163,403
Property, plant, and equipment, net	15,648	15,524
Deferred income taxes	-	610
Right of use assets	17,406	17,918
Deferred financing costs, net	464	641
Goodwill	159,808	159,621
Other intangible assets, net	78,945	79,422
Master Settlement Agreement (MSA) escrow deposits	31,477	32,074
Other assets	26,373	26,836
Total assets	$627,305	$496,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,166	$9,201
Accrued liabilities	31,845	35,225
Current portion of long-term debt	5,000	12,000
Other current liabilities	205	203
Total current liabilities	61,216	56,629
Notes payable and long-term debt	424,802	302,112
Deferred income taxes	735	-
Lease liabilities	15,570	16,117
Other long-term liabilities	-	3,704
Total liabilities	502,323	378,562

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,576,821 issued shares and 19,059,120 outstanding shares at March 31, 2021, and 19,532,464 issued shares and 19,133,794 outstanding shares at December 31, 2020	196	195
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	102,879	102,423
Cost of repurchased common stock (517,701 shares at March 31, 2021 and 398,670 shares at December 31, 2020)	(15,924)	(10,191)
Accumulated other comprehensive loss	(480)	(2,635)
Accumulated earnings	34,357	23,645
Non-controlling interest	3,954	4,050
Total stockholders’ equity	124,982	117,487
Total liabilities and stockholders’ equity	$627,305	$496,049

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$107,641	$90,689
Cost of sales	54,380	49,258
Gross profit	53,261	41,431
Selling, general, and administrative expenses	28,912	32,394
Operating income	24,349	9,037
Interest expense, net	4,486	3,309
Investment income	(25)	(91)
Loss on extinguishment of debt	5,706	-
Net periodic income, excluding service cost	-	(87)
Income before income taxes	14,182	5,906
Income tax expense	2,654	1,407
Consolidated net income	11,528	4,499
Net loss attributable to non-controlling interest	(255)	-
Net income attributable to Turning Point Brands, Inc.	$11,783	$4,499

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.62	$0.23
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.57	$0.22
Weighted average common shares outstanding:
Basic	19,093,961	19,689,446
Diluted	22,665,067	20,106,800

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Consolidated net income	$11,528	$4,499

Other comprehensive income, net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $0 in 2021 and $2 in 2020	-	9
Unrealized loss on MSA investments, net of tax of $144 in 2021 and $0 in 2020	(452)	-
Foreign currency translation, net of tax of $0 in 2021 and 2020	318	-
Unrealized gain (loss) on derivative instruments, net of tax of $937 in 2021 and $624 in 2020	2,448	(1,615)
	2,314	(1,606)
Consolidated comprehensive income	13,842	2,893
Comprehensive (loss) income attributable to non-controlling interest	(96)	-
Comprehensive income attributable to Turning Point Brands, Inc.	$13,938	$2,893

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$11,528	$4,499
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	5,706	-
Gain on sale of property, plant, and equipment	(2)	-
Depreciation expense	788	851
Amortization of other intangible assets	477	425
Amortization of deferred financing costs	604	552
Deferred income taxes	552	1,006
Stock compensation expense	1,498	455
Noncash lease expense	6	13
Gain on investments	(13)	-
Changes in operating assets and liabilities:
Accounts receivable	2,735	2,596
Inventories	(12,461)	1,784
Other current assets	1,283	(2,420)
Other assets	464	(130)
Accounts payable	14,882	3,210
Accrued postretirement liabilities	-	(27)
Accrued liabilities and other	(3,806)	1,913
Net cash provided by operating activities	$24,241	$14,727

Cash flows from investing activities:
Capital expenditures	$(842)	$(877)
Restricted cash, MSA escrow deposits	(14,920)	-
Proceeds on the sale of property, plant and equipment	2	-
Net cash used in investing activities	$(15,760)	$(877)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	$250,000	$-
Payments of 2018 first lien term loan	(130,000)	(2,000)
Settlement of interest rate swaps	(3,573)	-
Payment of IVG note	-	(4,240)
Payment of dividends	(958)	(886)
Payments of financing costs	(6,614)	(168)
Exercise of options	425	227
Redemption of options	(1,466)	-
Common stock repurchased	(5,733)	(2,627)
Net cash provided by (used in) financing activities	$102,081	$(9,694)

Net increase in cash	$110,562	$4,156
Effect of foreign currency translation on cash	$101	$-

Cash, beginning of period:
Unrestricted	41,765	95,250
Restricted	35,074	32,074
Total cash at beginning of period	76,839	127,324

Cash, end of period:
Unrestricted	167,361	99,406
Restricted	20,141	32,074
Total cash at end of period	$187,502	$131,480

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,071	$998
Accrued expenses for incurred financing costs	$301	$13

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total

Beginning balance January 1, 2021	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	$117,487

Unrealized loss on MSA investments, net of tax of $144	-	-	-	-	(452)	-	-	(452)
Unrealized gain on derivative instruments, net of tax of $937	-	-	-	-	2,448	-	-	2,448
Foreign currency translation, net of tax of $0	-	-	-	-	159	-	159	318
Stock compensation expense	-	-	1,498	-	-	-	-	1,498
Exercise of options	44,357	1	424	-	-	-	-	425
Redemption of options	-	-	(1,466)	-	-	-	-	(1,466)
Cost of repurchased common stock	(119,031)	-	-	(5,733)	-	-	-	(5,733)
Dividends	-	-	-	-	-	(1,071)	-	(1,071)
Net income	-	-	-	-	-	11,783	(255)	11,528
Ending balance March 31, 2021	19,059,120	$196	$102,879	$(15,924)	$(480)	$34,357	$3,954	$124,982

Beginning balance January 1, 2020	19,680,673	$197	$125,469	$-	$(3,773)	$(15,308)	$-	$106,585

Unrecognized pension and postretirement cost adjustment, net of tax of $2	-	-	-	-	9	-		9
Unrealized loss on derivative instruments, net of tax of $624	-	-	-	-	(1,615)	-		(1,615)
Stock compensation expense	-	-	455	-	-	-		455
Exercise of options	42,407	-	227	-	-	-		227
Cost of repurchased common stock	(134,130)	-	-	(2,627)	-	-		(2,627)
Dividends	-	-	-	-	-	(998)		(998)
Net income	-	-	-	-	-	4,499		4,499
Cumulative effect of change in accounting principle	-	-	(24,939)	-	-	6,436		(18,503)
Ending balance March 31, 2020	19,588,950	$197	$101,212	$(2,627)	$(5,379)	$(5,371)	$-	$88,032

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Description of Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products with active ingredients. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to fulfill evolving consumer preferences. We operate in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) NewGen Products. Our three focus segments are led by our core, proprietary brands – Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and Nu-XTM, Solace® along with our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) in the NewGen Products segment. The Company’s products are available in more than 210,000 retail outlets in North America.

Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2020. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”)and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary. All significant intercompany transactions have been eliminated.

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

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 18 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 18 as well.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.9 million and $5.3 million for the three months ending March 31, 2021 and 2020, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Effective January 1, 2021, the Company changed its method of accounting for inventory using the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company applied this change retrospectively to all prior periods presented, which is discussed further in Note 6. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.
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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2021, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.5 million. At December 31, 2020, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account as of March 31, 2021 and December 31, 2020.

Fair values for the U.S. Governmental agency obligations are Level 2. The following tables show cost and estimated fair value of the assets held in the MSA account as well as the maturities of the U.S. Governmental agency obligations held in such account for the periods indicated.

	As of March 31, 2021				As of December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost and Estimated Fair Value
Cash and cash equivalents	$17,141	$-	$-	$17,141	$32,074
U.S. Governmental agency obligations (unrealized loss position < 12 months)	14,933	-	(597)	14,336	-
	$32,074	$-	$(597)	$31,477	$32,074

As of March 31, 2021
Less than one year	$-
One to five years	-
Five to ten years	12,984
Greater than ten years	1,949
Total	$14,933

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	March 31, 2021	December 31, 2020
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83

Total	$32,074	$32,074

Food and Drug Administration: On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) authorized the FDA to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

We submitted premarket filings prior to the September 9, 2020 deadline for certain of our products and intend to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics, but does not raise different questions of public health. The FDA is required under a court order to issue a decision related to the authorization of these products within twelve months; otherwise, these products cease to be subject to the FDA’s continued compliance policy, which allows products to be marketed pending premarket review. FDA may, in its discretion and on a case-by-case basis, deviate from this policy.

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

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The ASU was effective for the Company beginning in the first quarter of 2021. The ASU did not have an impact to the Company’s financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This guidance simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the convertible instrument. This guidance also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company early adopted this ASU effective January 1, 2021 using the full retrospective method of transition. The adoption resulted in a $7.1 million increase in Accumulated earnings, a $24.2 million increase in Notes payable and long-term debt, a $6.3 million decrease in deferred income taxes and a $24.9 million decrease in Additional paid-in capital as of December 31, 2020, and a $2.2 million decrease in Accumulated deficit and a $24.9 million decrease in Additional paid-in capital as of December 31, 2019. Interest expense will decrease by $6.7 million annually and weighted average diluted common shares outstanding will increase by approximately 3.2 million shares.

Note 3. Acquisitions

ReCreation Marketing

In July 2019, the Company obtained a 30% stake in a Canadian distribution entity, ReCreation for $1 million paid at closing. In November 2020, the Company invested an additional $1 million related to our 30% stake. In November 2020, The Company also invested an additional $2 million increasing its ownership interest to 50%. The Company received board seats aligned with its ownership position. The Company also provided a $2.0 million unsecured loan to ReCreation bearing interest at 8% per annum and maturing November 19, 2022. The Company has determined that ReCreation is a VIE due to its required subordinated financial support. The Company has determined it is the primary beneficiary due to its 50% equity interest, additional subordinated financing and distribution agreement with ReCreation for the sale of the Company’s products. As a result, the Company began consolidating ReCreation effective November 2020. As of March 31, 2021, the Company had not completed the accounting for the acquisition. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired and are based on management’s preliminary estimates:

Total consideration transferred	$4,000
Adjustments to consideration transferred:
Cash acquired	(3,711)
Working capital	418
Debt eliminated in consolidation	2,000
Adjusted consideration transferred	2,707
Assets acquired:
Working capital (primarily AR and inventory)	1,551
Fixed assets and Other long term assets	70
Other liabilities	(203)
Non-controlling interest	(4,050)
Net assets acquired	$(2,632)

Goodwill	$5,339

The goodwill of $5.3 million consists of the synergies expected from combining the operations and is currently not deductible for tax purposes.

Standard Diversified Inc. (“SDI”) Reorganization

On July 16, 2020, the Company completed its merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of the Company in a tax-free downstream merger. Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share of SDI Common Stock at the time of the merger. SDI divested its assets, other than SDI’s TPB Common Stock, prior to close such that the net liabilities at closing were minimal and the only assets that SDI retained were the remaining TPB Common Stock holdings. The transaction was accounted for as an asset purchase for $236.0 million in consideration, comprised of 7,934,704 shares of TPB Common Stock valued at $234.3 million plus transaction costs and assumed net liabilities. $236.0 million was assigned to the 8,178,918 shares of TPB Common Stock acquired. The 244,214 shares of TPB Common Stock acquired in excess of the shares issued were retired resulting in a charge of $1.7 million recorded in Accumulated earnings (deficit). The Company no longer has a controlling shareholder.

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2020, the Company executed various forward contracts, which met hedge accounting requirements, for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At March 31, 2021, the Company had forward contracts for the purchase of €13.1 million and sale of €14.3 million. The foreign currency contracts’ fair value at March 31, 2021, resulted in an asset of $0.1 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million. The foreign currency contracts’ fair value at December 31, 2020, resulted in an asset of $0.4 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fixed LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value was recorded to other comprehensive income. The Company used the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at December 31, 2020, resulted in a liability of $3.7 million included in other long-term liabilities. Losses of $0.2 million were reclassified into interest expense for the three months ended March 31, 2020. The Company terminated the interest rate swap agreement in conjunction with the prepayment of all outstanding amounts related to the 2018 First Lien Credit Facility (as defined) in the first quarter 2021 with the settlement payment made by the Company in the amount of $3.6 million, which was reclassified out of accumulated other comprehensive loss into loss on extinguishment of debt.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined) bear interest at a rate of 5.625% per year and the fair value of the Senior Secured Notes approximate their carrying value of $250 million due to the recency of the notes’ issuance, related to the quarter ended March 31, 2021.

The Company’s 2018 First Lien Credit Facility bore interest at variable rates that fluctuated with market rates, the carrying values of the 2018 First Lien Credit Facility approximated its fair value. As of December 31, 2020, the fair value of the 2018 First Lien Term Loan approximated $130.0 million. The Company prepaid all outstanding amounts related to the 2019 First Lien Credit Facility in the first quarter 2021.
The Convertible Senior Notes (as defined) bear interest at a rate of 2.50% per year and the fair value of the Convertible Senior Notes without the conversion feature approximated $156.4 million, with a carrying value of $172.5 million as of March 31, 2021. As of December 31, 2020, the fair value of the Convertible Senior Notes approximated $155.3 million, with a carrying value of $172.5 million.

Note Payable – Promissory Note

The fair value of the Promissory Note approximates its carrying value of $10.0 million due to the recency of the note’s issuance, related to the quarter ended March 31, 2021.

Note Payable – Unsecured Loan

The fair value of the Unsecured Note approximates its carrying value of $7.5 million due to the recency of the note’s issuance, related to the quarter ended March 31, 2021.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

At March 31, 2021, the Company had forward contracts for the purchase of €13.1 million and sale of €14.3 million. The fair value of the foreign exchange contracts are based upon quoted market prices for similar instruments, thus leading to them being categorized as level 2 instruments within the fair value hierarchy, and resulted in an asset of $0.1 million and a liability of $0.0 million as of March 31, 2021. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million resulting in an asset of $0.4 million and a liability of $0.0 million as of December 31, 2020.
Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at December 31, 2020. The fair values of the swap contracts were based upon quoted market prices for similar instruments, thus leading to them being categorized as level 2 instruments  within the fair value hierarchy, and resulted in a liability of $3.7 million December 31, 2020. The Company terminated the swap contracts in conjunction with the prepayment of all outstanding amounts under the 2018 First Lien Credit Facility in the first quarter 2021.

Note 6. Inventories

Effective January 1, 2021, the Company changed its method of accounting for inventory from the LIFO method to the FIFO method. Costs determined using the LIFO method were utilized on approximately 45.1% of inventories at December 31, 2020, prior to this change in method, and consisted primarily of tobacco inventory. The Company believes the FIFO method is preferable because it: (i) conforms the accounting for all inventory with the method utilized for the majority of its inventory; (ii) better represents how management assesses and reports on the performance of the tobacco and other LIFO product lines as LIFO is excluded from management’s economic decision making; (iii) better aligns the accounting with the physical flow of that inventory; and (iv) better reflects inventory at more current costs.

The Company applied this change retrospectively to all prior periods presented. This change resulted in a $4.5 million increase in Accumulated earnings as of December 31, 2020, from $12.1 million to $16.6 million and a $4.3 million decrease in Accumulated deficit as of December 31, 2019, from $15.3 million to $11.0 million. In addition, the following financial statement line items in the Company’s Consolidated Balance Sheets as of December 31, 2020 and its Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended March 31, 2020 were adjusted as follows:

Consolidated Statement of Income	For the three months ended March 31, 2020
	As Originally Reported	Effect of Change (a)	As Adjusted
Cost of sales	$49,258	$-	$49,258
Income before income taxes	$4,221	$-	$4,221
Income tax expense	$946	$-	$946
Net income attributable to Turning Point Brands, Inc.	$3,275	$-	$3,275
Earnings per common share:
Basic	$0.17	$-	$0.17
Diluted	$0.16	$-	$0.16

Consolidated Balance Sheets	December 31, 2020
	As Originally Reported	Effect of Change	As Adjusted
Inventories	$79,750	$6,106	$85,856
Deferered income taxes	$4,082	$1,584	$5,666
Accumulated earnings (deficit)	$12,058	$4,522	$16,580

Consolidated Statement of Cash Flows	For the three months ended March 31, 2020
	As Originally Reported	Effect of Change (a)	As Adjusted
Consolidated net income	$3,275	$-	$3,275
Deferred income taxes	$545	$-	$545
Inventories	$1,784	$-	$1,784

(a)	There was no LIFO impact for the three months ended March 31, 2020.

The components of inventories are as follows:

	March 31, 2021	December 31, 2020
Raw materials and work in process	$7,519	$8,137
Leaf tobacco	41,707	32,948
Finished goods - Zig-Zag Products	21,477	14,903
Finished goods - Stoker’s Products	9,777	9,727
Finished goods - NewGen products	16,668	18,916
Other	1,203	1,225
Inventory	$98,351	$85,856

The inventory valuation allowance was $9.6 million and $9.9 million as of March 31, 2021, and December 31, 2020, respectively.

Note 7. Other Current Assets

Other current assets consist of:

	March 31, 2021	December 31, 2020
Inventory deposits	$7,369	$7,113
Insurance deposit	3,000	3,000
Prepaid taxes	526	813
Other	13,971	15,525
Total	$24,866	$26,451

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	March 31, 2021	December 31, 2020
Land	$22	$22
Buildings and improvements	2,750	2,750
Leasehold improvements	4,702	4,702
Machinery and equipment	16,499	15,612
Furniture and fixtures	9,025	9,025
Gross property, plant and equipment	32,998	32,111
Accumulated depreciation	(17,350)	(16,587)
Net property, plant and equipment	$15,648	$15,524

Note 9. Other Assets

Other assets consist of:

	March 31, 2021	December 31, 2020
Equity investments	$24,016	$24,018
Other	2,357	2,818
Total	$26,373	$26,836

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	March 31, 2021	December 31, 2020
Accrued payroll and related items	$3,664	$9,459
Customer returns and allowances	5,683	5,259
Taxes payable	7,025	4,326
Lease liabilities	3,269	3,228
Accrued interest	2,924	2,096
Other	9,280	10,857
Total	$31,845	$35,225

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	March 31, 2021	December 31, 2020
Senior Secured Notes	$250,000	$-
2018 First Lien Term Loan	-	130,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	10,000
Note payable - Unsecured Loan	7,485	7,485
Gross notes payable and long-term debt	439,985	319,985
Less deferred finance charges	(10,183)	(5,873)
Less current maturities	(5,000)	(12,000)
Notes payable and long-term debt	$424,802	$302,112

Senior Secured Notes

On February 11, 2021, the Company closed a private offering (the “Offering”) of $250 million aggregate principal amount of its 5.625% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021.The Company used the proceeds from the Offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes.

Obligations under the Senior Secured Notes are guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any Credit Facility (as defined in the Indenture governing the Senior Secured Notes or the “Senior Secured Notes Indenture”) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The Senior Secured Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.

The Company may redeem the Senior Secured Notes, in whole or in part, at any time prior to February 15, 2023, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but excluding the applicable redemption date, plus a “make-whole” premium. Thereafter, the Company may redeem the Senior Secured Notes, in whole or in part, at established redemption prices, set forth in the Senior Secured Notes Indenture, plus accrued and unpaid interest, if any. In addition, on or prior to February 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 105.625%, plus accrued and unpaid interest, if any to the redemption date; provided, however, that at least 50% of the original aggregate principal amount of the Senior Secured Notes (calculated after giving effect to the issuance of any additional notes) remains outstanding. In addition, at any time and from time to time prior to February 15, 2023, but not more than once in any twelve-month period, the Company may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of the aggregate principal amount of Senior Secured Notes redeemed plus accrued and unpaid interest, if any to but not including the redemption date, on the Senior Secured Notes to be redeemed.

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

The Company incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

The Indenture provides for customary events of default.

2021 Revolving Credit Facility
In connection with the Offering, the Company also entered into a new $25 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The 2021 Revolving Credit Facility provides for a revolving line of credit of up to $25.0 million. Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). The Company has not drawn any borrowings under the 2021 Revolving Credit Facility but does have letters of credit of approximately $3.6 million outstanding under the facility. The 2021 Revolving Credit Facility will mature on August 11, 2025 if none of the Company’s Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024 for such Convertible Senior Notes.

Interest is payable on the 2021 Revolving Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 3.50% (with step-downs upon de-leveraging). The Company also has the option to borrow at a rate determined by reference to the base rate.

The obligations under the 2021 Revolving Credit Agreement are guaranteed on a joint and several basis by the Guarantors. The Company’s and Guarantors’ obligations under the 2021 Revolving Credit Facility are secured on a pari passu basis with the Senior Secured Notes.

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility.

The Company incurred debt issuance costs attributable to the issuance of the 2021 Revolving Credit Facility of $0.5 million which are amortized to interest expense using the effective interest method over the expected life of the 2021 Revolving Credit Facility.
The 2021 Revolving Credit Agreement provides for customary events of default.
2018 Credit Facility

On March 7, 2018, the Company entered into $250 million of credit facilities consisting of a $160 million 2018 First Lien Term Loan and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”), in each case, with Fifth Third Bank, as administrative agent, and other lenders, in addition to a $40 million 2018 Second Lien Term Loan (the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility contained a $40 million accordion feature.

The 2018 Credit Facility contained customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contained certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. See Note 19, “Dividends and Share Repurchase”, for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bore interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan had quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility had a maturity date of March 7, 2023. The 2018 First Lien Term Loan was secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, the Company entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contained certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants included maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the Amendment, fees of $0.2 million were incurred. The Company used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the first quarter 2021 in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt.

Convertible Senior Notes

In July 2019, the Company closed an offering of $172.5 million in aggregate principal amount of its 2.50%Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into approximately 3,205,895 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.585 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.81 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company, in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2021.

The Company early adopted ASU 2020-06 effective January 1, 2021 on a retrospective basis to all periods presented. Under ASU 2020-06, the Company will account for the Convertible Senior Notes entirely as a liability and will no longer separately account for the Convertible Senior Notes with liability and equity components. See note 2 for further discussion of the impact of the adoption of ASU 2020-06.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.81 per  and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note had a principal amount of $4.0 million with an interest rate of 6.0% per year and matured on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

Note 12. Leases

The Company’s leases consist primarily of leased property for manufacturing warehouse, head offices and retail space as well as vehicle leases. At lease inception, the Company recognizes a lease right of use asset and lease liability calculated as the present value of future minimum lease payments. In general, the Company does not recognize any renewal periods within the lease terms as there are no significant barriers to ending the lease at the initial term. Lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consisted of the following:

	Three Months Ended March 31,
	2021	2020
Operating lease cost
Cost of sales	$225	$233
Selling, general and administrative	752	398
Variable lease cost (1)	205	312
Short-term lease cost	11	83
Sublease income	(30)	(30)
Total	$1,163	$996

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	March 31, 2021	December 31, 2020
Assets:
Right of use assets	$17,406	$17,918
Total lease assets	$17,406	$17,918

Liabilities:
Current lease liabilities (2)	$3,269	$3,228
Long-term lease liabilities	15,570	16,117
Total lease liabilities	$18,839	$19,345

(2)	Reported within accrued liabilities on the balance sheet

	As of March 31,
	2021	2020
Weighted-average remaining lease term - operating leases	7.1 years	7.8 years
Weighted-average discount rate - operating leases	4.93%	5.84%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit interest rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

As of March 31, 2021, maturities of lease liabilities consisted of the following:

March 31, 2021
2021	$3,078
2022	3,795
2023	3,528
2024	2,485
2025	2,125
Years thereafter	7,427
Total lease payments	$22,438
Less: Imputed interest	3,599
Present value of lease liabilities	$18,839

Note 13. Income Taxes

The Company’s effective income tax rate for the three ended March 31, 2021, was 18.7% which includes a discrete tax deduction of $3.3 million for the three months ended March 31, 2021 relating to stock option exercises. The Company’s effective income tax rate for the three months ended March 31, 2020, was 23.8% which includes a discrete tax deduction of $0.7 million for the three months ended March 31, 2020 relating to stock option exercises.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020

Service cost	$-	$-	$-	$-
Interest cost	-	95	-	-
Expected return on plan assets	-	(161)	-	-
Amortization of (gains) losses	-	36	-	(57)
Net periodic benefit income	$-	$(30)	$-	$(57)

Note 15. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), subject to the approval of our shareholders, pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus any shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2021, there were no awards granted under the 2021 Plan. There are 1,290,000 shares, plus any shares remaining available for issuance under the 2015 Plan, available for grant under the 2021 Plan. The Company intends on seeking shareholder approval of the plan at its 2021 annual meeting of shareholders. Until the 2021 Plan is approved by shareholders, no awards may be issued thereunder.

On April 28, 2016, the Board of Directors of the Company adopted the Turning Point Brands, Inc., the 2015 Plan, pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by the Committee. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2021, net of forfeitures, there were 16,159 shares of restricted stock, 563,911 PRSUs, and 707,878 options granted under the 2015 Plan. There are 112,052 shares available for grant under the 2015 Plan. The 2015 Plan will terminate upon approval by the Company’s shareholders of the 2021 Plan. However, all awards issued under the 2015 Plan that have not been previously terminated or forfeited will remain outstanding and continue unaffected upon termination of the plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	696,716	$18.13	$6.17

Granted	155,000	14.85	4.41
Exercised	(135,146)	6.37	2.74
Forfeited	(5,510)	27.25	8.64
Outstanding, December 31, 2020	711,060	19.58	6.42

Granted	100,000	51.75	13.77
Exercised	(74,615)	5.70	2.66
Forfeited	(850)	21.63	6.15
Outstanding, March 31, 2021	735,595	$25.36	$7.80

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020, was $3.3 million, and $0.9 million, respectively.

At March 31,2021, under the 2006 Plan, the outstanding stock options’ exercise price for 133,612 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 2.89 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2021, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019	March 18, 2020	February 18, 2021
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000	155,000	100,000
Options outstanding at March 31, 2021	27,050	54,183	77,967	26,000	144,134	25,000	147,799	99,850
Number exercisable at March 31, 2021	27,050	54,183	77,967	26,000	96,076	16,750	47,413	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89	$14.85	$51.75
Remaining lives	5.87	6.13	6.94	6.96	7.98	8.57	8.97	9.89
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%	0.79%	0.56%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%	35.72%	28.69%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%	0.95%	1.49%	0.55%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27	$4.41	$13.77

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Total unrecognized compensation expense related to options at March 31, 2021, is $1.7 million, which will be expensed over 2.36 years.

Performance-Based Restricted Stock Units

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of March 31, 2021, there are 563,911 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of March 31, 2021.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019	March 18, 2020	December 28, 2020	February 18, 2021
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582	94,000	88,169	100,000
PRSUs outstanding at March 31, 2021	83,000	93,000	85,250	-	21,342	93,350	88,169	99,800
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15	$14.85	$46.42	$51.75
Remaining lives	0.75	1.75	2.75	-	1.75	3.75	2.75	4.75

The Company recorded compensation expense related to the PRSUs of approximately $1.2 million and $0.2 million in the consolidated statements of income for the three months ended March 31,2021 and 2020, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2021, is $12.6 million which will be expensed over the service periods based on the probability of achieving the performance condition.

Note 16. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of SDI with a subsidiary of the Company pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub (the “SDI Merger”). The complaint asserts two derivative counts purportedly on behalf of TPB for breaches of fiduciary duty against the Board of Directors of Turning Point Brands, Inc. and other parties. The third count asserts a direct claim against the Company and its Board of Directors seeking a declaration that TPB’s Bylaws are inconsistent with TPB’s certificate of incorporation. While the Company believes it has good and valid defenses to the claims, there can be no assurance that the Company will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

We have several subsidiaries engaged in making, distributing, and selling vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. We expect that our subsidiaries will be subject to some such cases and investigative requests. In the acquisition of the vapor businesses, we negotiated financial “hold-backs”, which we expect to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the franchisee lawsuit. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time to time responding parties to arbitration demands brought by franchisees. One of our subsidiaries, which we acquired in 2018, is the franchisor of the VaporFi system. This subsidiary is a responding party in an arbitration brought by a franchisee claiming, among other things, violations of Federal Trade Commission Rules and Florida law. These allegations relate to the franchise disclosure document (FDD) utilized by the franchise system, a small vapor store chain, prior to our acquisition of the chain in 2018. We believe that we have good and valid substantive defenses against these claims and will vigorously defend ourselves in the arbitration.

We have also been named in a lawsuit brought by a different franchisee represented by the same firm that represents the plaintiff in the action described above. This case relates to the termination of the franchise agreement by the franchisor for failure to pay franchising fees and our subsequent demand that the franchisee cease using our marks and de-image locations formerly housing the franchises. The franchisee filed suit against us in the U.S. District Court for the Southern District of Florida sixteen months after our demand. The franchisee is claiming tortious interference and conversion. We believe that the suit was improperly brought before the U.S. District Court for the South District of Florida because the related franchising agreements included a mandatory arbitration clause. We also believe we have valid substantive defenses against the claims and intend on vigorously defending our interests in this matter.

Note 17. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$11,783			$4,499

Denominator
Weighted average		19,093,961	$0.62		19,689,446	$0.23

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$11,783			$4,499
Interest expense related to Convertible Senior Notes, net of tax	1,054			-
Diluted net income attributable to Turning Point Brands. Inc.	$12,837			$4,499

Denominator
Basic weighted average		19,093,961			19,689,446
Convertible Senior Notes		3,205,895			-
Stock options		365,211			417,354
		22,665,067	$0.57		20,106,800	$0.22

For the three months ended March 31, 2020, the effect of the 3,202,808 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the effect would have been antidilutive.

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

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2021	2020
Net sales
Zig-Zag products	$41,004	$28,914
Stoker’s products	29,255	26,495
NewGen products	37,382	35,280
Total	$107,641	$90,689

Gross profit
Zig-Zag products	$24,896	$16,132
Stoker’s products	15,892	13,874
NewGen products	12,473	11,425
Total	$53,261	$41,431

Operating income (loss)
Zig-Zag products	$19,437	$12,417
Stoker’s products	12,255	9,746
NewGen products	2,006	477
Corporate unallocated (1)(2)	(9,349)	(13,603)
Total	$24,349	$9,037

Interest expense, net	4,486	3,309
Investment income	(25)	(91)
Loss on extinguishment of debt	5,706	-
Net periodic income, excluding service cost	-	(87)

Income before income taxes	$14,182	$5,906

Capital expenditures
Zig-Zag products	$-	$-
Stoker’s products	840	860
NewGen products	2	17
Total	$842	$877

Depreciation and amortization
Zig-Zag products	$114	$-
Stoker’s products	635	519
NewGen products	516	757
Total	$1,265	$1,276

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $5.9 million in 2020.

	March 31, 2021	December 31, 2020
Assets
Zig-Zag products	$212,400	$206,900
Stoker’s products	148,093	133,016
NewGen products	91,616	91,116
Corporate unallocated (1)	175,196	65,017
Total	$627,305	$496,049

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended March 31,
	2021	2020
Business to Business	$27,257	$25,278
Business to Consumer - Online	10,033	8,134
Business to Consumer - Corporate store	-	1,794
Other	92	74
Total	$37,382	$35,280

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended March 31,
	2021	2020
Domestic	$100,127	$87,568
Foreign	7,514	3,121
Total	$107,641	$90,689

Note 19. Dividends and Share Repurchase

The most recent dividend of $0.055 per common share was paid on April 9, 2021, to shareholders of record at the close of business on March 19, 2021.

Dividends are considered  restricted payments under the Senior Secured Notes Indenture and Revolving Credit Facility. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants. Additional earnings and market capitalization restrictions limit the aggregate amount of restricted, quarterly dividends during a fiscal year.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended March 31, 2021, was 119,031 shares for a total cost of $5.7 million and an average price per share of $48.16. $34.1 million remains available for share repurchases under the program at March 31, 2021.

Note 20. Subsequent Events

On April 19, 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

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

We have identified additional growth opportunities in the emerging alternatives market. In January 2019, we established Nu-X Ventures LLC (“Nu-X”), a new wholly owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows us to leverage our expertise in traditional OTP management to alternative products. Our management team has extensive experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, we acquired the assets of Solace Technology (“Solace”). Solace is an innovative product development company which established one of the top e-liquid brands and has since grown into a leader in alternative products. Solace’s legacy and innovation enhanced Nu-X’s strong and nimble development engine.

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

Operations

Our core Zig-Zag Products and Stoker’s Products segments primarily generate revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. In our NewGen Products segment, our acquisition of VaporBeast in 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets. Our acquisition of IVG in 2018 enhanced our B2C revenue stream with the addition of the Vapor-Fi online platform. The acquisition of Solace provided us with a line of leading liquids and a powerful new product development platform. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

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

Recent Developments

Senior Secured Notes and 2021 Revolving Credit Facility

On February 11, 2021, we closed a private offering (the “Offering”) of $250 million aggregate principal amount of our 5.625% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. In connection with the Offering, we also entered into a new $25 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The 2021 Revolving Credit Facility provides for a revolving line of credit of up to $25.0 million. We used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the first quarter 2021 in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt. Refer to the “Long-Term Debt” section for a more complete description of our Senior Secured Notes and 2021 Revolving Credit Facility.

Docklight Brands, Inc.

On April 19, 2020, we invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. We have additional follow-on investment rights. As part of the investment, we have obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

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

Critical Accounting Policies and Uses of Estimates

Inventories

Inventories are stated at the lower of cost or net realizable value. Effective January 1, 2021, the Company changed its method of accounting for inventory using the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company applied this change retrospectively to all prior periods presented, which is discussed further in Note 6, “Inventories” in the Notes to the Consolidated Financial Statements included in this Quarterly Report. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

There have been no other material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations

Comparison of the Three Months Ended March 31, 2021, to the Three Months Ended March 31, 2020

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$41,004	$28,914	41.8%
Stoker’s products	29,255	26,495	10.4%
NewGen products	37,382	35,280	6.0%
Total net sales	107,641	90,689	18.7%
Cost of sales	54,380	49,258	10.4%
Gross profit
Zig-Zag products	24,896	16,132	54.3%
Stoker’s products	15,892	13,874	14.5%
NewGen products	12,473	11,425	9.2%
Total gross profit	53,261	41,431	28.6%

Selling, general, and administrative expenses	28,912	32,394	-10.7%
Operating income	24,349	9,037	169.4%
Interest expense, net	4,486	3,309	35.6%
Investment income	(25)	(91)	-72.5%
Loss on extinguishment of debt	5,706	-	NM
Net periodic income, excluding service cost	-	(87)	-100.0%
Income before income taxes	14,182	5,906	140.1%
Income tax expense	2,654	1,407	88.6%
Consolidated net income	11,528	4,499	156.2%
Net loss attributable to non-controlling interest	(255)	-
Net income attributable to Turning Point Brands, Inc.	$11,783	$4,499

Net Sales:  For the three months ended March 31, 2021, consolidated net sales increased to $107.6 million from $90.7 million for the three months ended March 31, 2020, an increase of $17.0 million or 18.7%. The increase in net sales was driven by increased sales volume across all segments, primarily in the Zig-Zag Products segment.

For the three months ended March 31, 2021, net sales in the Zig-Zag Products segment increased to $41.0 million from $28.9 million for the three months ended March 31, 2020, an increase of $12.1 million or 41.8%. For the three months ended March 31, 2021, volume increased 36.9% and price/mix increased 5.0%. The increase in net sales was primarily related to double-digit growth in US rolling papers, MYO cigar wraps and Canadian papers.

For the three months ended March 31, 2021, net sales in the Stoker’s Products segment increased to $29.3 million from $26.5 million for the three months ended March 31, 2020, an increase of $2.8 million or 10.4%. For the three months ended March 31, 2021, volume increased 5.1% and price/mix increased 5.3%. The increase in net sales was driven by the continuing double-digit volume growth of Stoker’s® MST and low single-digit growth of loose-leaf chewing tobacco.

For the three months ended March 31, 2021, net sales in the NewGen products segment increased to $37.4 million from $35.3 million for the three months ended March 31, 2020, an increase of $2.1 million or 6.0%. The increase in net sales was primarily the result of growth in both the vape distribution businesses and Nu-X.

Gross Profit:  For the three months ended March 31, 2021, consolidated gross profit increased to $53.3 million from $41.4 million for the three months ended March 31, 2020, an increase of $11.8 million or 28.6%. Gross profit as a percentage of revenue increased to 49.5% for the three months ended March 31, 2021, compared to 45.7% for the three months ended March 31, 2020 driven by increased margin in the Zig-Zag Products segment as a result of the Durfort transaction.

For the three months ended March 31, 2021, gross profit in the Zig-Zag Products segment increased to $24.9 million from $16.1 million for the three months ended March 31, 2020, an increase of $8.8 million or 54.3%. Gross profit as a percentage of net sales increased to 60.7% of net sales for the three months ended March 31, 2021, from 55.8% of net sales for the three months ended March 31, 2020, as a result of increased MYO cigar wraps sales combined with margin increases as a result of the Durfort transaction.

For the three months ended March 31, 2021, gross profit in the Stoker’s Products segment increased to $15.9 million from $13.9 million for the three months ended March 31, 2020, an increase of $2.0 million or 14.5%. Gross profit as a percentage of net sales increased to 54.3% of net sales for the three months ended March 31, 2021, from 52.4% of net sales for the three months ended March 31, 2020, primarily as a result of strong incremental margin contribution of MST.

For the three months ended March 31, 2021, gross profit in the NewGen products segment increased to $12.5 million from $11.4 million for the three months ended March 31, 2020, an increase of $1.0 million or 9.2%. Gross profit as a percentage of net sales increased to 33.4% of net sales for the three months ended March 31, 2021, from 32.4% of net sales for the three months ended March 31, 2020.

Selling, General, and Administrative Expenses:  For the three months ended March 31, 2021, selling, general, and administrative expenses decreased to $28.9 million from $32.4 million for the three months ended March 31, 2020, a decrease of $3.5 million or 10.7%. Selling, general and administrative expenses in the three months ended March 31, 2021 included $1.5 million of stock options, restricted stock and incentives expense and $0.6 million of transaction expenses. Selling, general and administrative expenses in the three months ended March 31, 2020 included $0.5 million of stock option, restricted stock and incentives expense, $1.0 million of transaction costs and $5.9 million of expense related to PMTA, which was the primary driver for the decrease in year-over-year selling, general, and administrative expenses.

Interest Expense, net:  For the three months ended March 31, 2021, interest expense, net increased to $4.5 million, from $3.3 million for the three months ended March 31, 2020 as a result of the completion of the offering of the Senior Secured Notes and related refinancing of the 2018 First Lien Credit Facility which increased the Company’s outstanding debt.

Investment Income:  For the three months ended March 31, 2021, investment income decreased to $0.0 million, from $0.1 million for the three months ended March 31, 2020.

Loss on Extinguishment of Debt: There was $5.7 million loss on extinguishment of debt for the three months ended March 31, 2021 related to the repayment of the 2018 First Lien Credit Facility, compared to $0.0 million for the three months ended March 31, 2020.

Net Periodic Income: Net periodic income was $0.0 million for the three months ended March 31, 2021 compared to $0.1 million for the three months ended March 31, 2020.

Income Tax Expense:  Our income tax expense of $2.7 million was 18.7% of income before income taxes for the three months ended March 31, 2021 and included a discrete tax benefit of $3.3 million relating to stock option exercises. Our effective income tax rate was 23.8% for the three months ended March 31, 2020 and included a discrete tax deduction $0.7 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.3 million for the three months ended March 31, 2021 compared to $0.0 million for the three months ended March 31, 2020.

Consolidated Net Income:  Due to the factors described above, consolidated net income for the three months ended March 31, 2021 and 2020, was $11.8 million and $4.5 million, respectively.

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use non-U.S. GAAP financial measures including EBITDA and Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our Board of Directors. We believe that EBITDA and Adjusted EBITDA are appropriate measures of operating performance because they eliminate the impact of expenses that do not relate to operating performance. In addition, our Revolving Credit Agreement contains financial covenants which use Adjusted EBITDA calculations, and many of the carve-outs from the negative covenants in the Senior Secured Notes Indenture and Revolving Credit Facility are based off of EBITDA, Adjusted EBITDA and related metrics.

We define “EBITDA” as net income before interest expense, loss on extinguishment of debt, provision for income taxes, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, loss on extinguishment of debt, provision for income taxes, depreciation, amortization, other non-cash items, and other items we do not consider ordinary course in our evaluation of ongoing operating performance noted in the reconciliation below.

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

	Three Months Ended
(in thousands)	March 31,
	2021	2020
Net income attributable to Turning Point Brands, Inc.	$11,783	$4,499
Add:
Interest expense, net	4,486	3,309
Loss on extinguishment of debt	5,706	-
Income tax expense	2,654	1,407
Depreciation expense	788	851
Amortization expense	477	425
EBITDA	$25,894	$10,491
Components of Adjusted EBITDA
Other (a)	-	(87)
Stock options, restricted stock, and incentives expense (b)	1,498	455
Transactional expenses (c)	607	1,049
FDA PMTA (d)	-	5,874
Adjusted EBITDA	$27,999	$17,782

(a)  Represents non-cash pension expense (income) and foreign exchange hedging.
(b)  Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(c)  Represents the fees incurred for transaction expenses.
(d) Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash on hand, cash flows from operations and borrowing availability under our 2021 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. As of March 31, 2021, we had $167.4 million of cash on hand and have $21.4 million of availability under the 2021 Revolving Credit Facility.

Our working capital, which we define as current assets less cash and current liabilities, increased $3.6 million to $68.6 million at March 31, 2021, compared with $65.0 million at December 31, 2020. The increase was primarily due to the decrease in the current portion of long-term debt.

	As of
(in thousands)	March 31,	December 31,
	2021	2020

Current assets	$129,823	$121,638
Current liabilities	61,216	56,629
Working capital	$68,607	$65,009

Cash Flows from Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities was $24.2 million compared to net cash provided by operating activities of $14.7 million for the three months ended March 31, 2020, an increase of $9.5 million, primarily due to higher net income resulting from increased sales.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $15.8 million compared to net cash used in investing activities of $0.9 million for the three months ended March 31, 2020, an increase of $14.9 million, primarily due to the purchase of investments in our MSA escrow account which reflects the change in restricted cash.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $102.1 million compared to net cash used in financing activities of $9.7 million for the three months ended March 31, 2020, an increase in cash flow of $111.8 million, primarily due to the net proceeds from the Senior Secured Notes partially offset by the repayment in full of the 2018 First Lien Term Loan in the first quarter of 2021.

Dividends and Share Repurchase

The most recent dividend of $0.055 per common share was paid on April 9, 2021, to shareholders of record at the close of business on March 19, 2021.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended March 31, 2021, was 119,031 shares for a total cost of $5.7 million and an average price per share of $48.16. $34.1 million remains available for share repurchases under the program at March 31, 2021.

Long-Term Debt

As of March 31, 2021, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides outstanding balances of our debt instruments.

	March 31,	December 31,
	2021	2020

Senior Secured Notes	$250,000	$-
2018 First Lien Term Loan	-	130,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	10,000
Note payable - Unsecured Loan	7,485	7,485
Gross notes payable and long-term debt	439,985	319,985
Less deferred finance charges	(10,183)	(5,873)
Less current maturities	(5,000)	(12,000)
Notes payable and long-term debt	$424,802	$302,112

Senior Secured Notes

On February 11, 2021, we closed a private offering (the “Offering”) of $250 million aggregate principal amount of our 5.625% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021.We used the proceeds from the Offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes.

Obligations under the Senior Secured Notes are guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any Credit Facility (as defined in the Indenture governing the Senior Secured Notes or the “Senior Secured Notes Indenture”) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The Senior Secured Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.

We may redeem the Senior Secured Notes, in whole or in part, at any time prior to February 15, 2023, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but excluding the applicable redemption date, plus a “make-whole” premium. Thereafter, we may redeem the Senior Secured Notes, in whole or in part, at established redemption prices set forth in the Senior Secured Notes Indenture, plus accrued and unpaid interest, if any. In addition, on or prior to February 15, 2023, we may redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 105.625%, plus accrued and unpaid interest, if any to the redemption date; provided, however, that at least 50% of the original aggregate principal amount of the Senior Secured Notes (calculated after giving effect to the issuance of any additional notes) remains outstanding. In addition, at any time and from time to time prior to February 15, 2023, but not more than once in any twelve-month period, we may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of the aggregate principal amount of Senior Secured Notes redeemed plus accrued and unpaid interest, if any to but not including the redemption date, on the Senior Secured Notes to be redeemed.

If we experience a change of control (as defined in the Senior Secured Notes Indenture), we must offer to repurchase the Senior Secured Notes at a repurchase price equal to 101% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

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

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

The Indenture provides for customary events of default.

2021 Revolving Credit Facility

In connection with the Offering, we also entered into a new $25 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The 2021 Revolving Credit Facility provides for a revolving line of credit of up to $25.0 million. Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). We have not drawn any borrowings under the 2021 Revolving Credit Facility but do have letters of credit of approximately $3.6 million outstanding under the facility. The 2021 Revolving Credit Facility will mature on August 11, 2025 if none of our Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024 for such Convertible Senior Notes.

Interest is payable on the 2021 Revolving Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 3.50% (with step-downs upon de-leveraging). We also have the option to borrow at a rate determined by reference to the base rate.

The obligations under the 2021 Revolving Credit Agreement are guaranteed on a joint and several basis by the Guarantors. The Company’s and Guarantors’ obligations under the 2021 Revolving Credit Facility are secured on a pari passu basis with the Senior Secured Notes.

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility.

We incurred debt issuance costs attributable to the issuance of the 2021 Revolving Credit Facility of $0.5 million which are amortized to interest expense using the effective interest method over the expected life of the 2021 Revolving Credit Facility.

The 2021 Revolving Credit Agreement provides for customary events of default.

2018 Credit Facility

In the first quarter 2021, we used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt. See Note 11, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion.

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

The Convertible Senior Notes are convertible into approximately 3,205,895 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.585 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.81 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the us in excess of pre-determined thresholds of $0.04 per share. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2021.

We early adopted ASU 2020-06 effective January 1, 2021 on a retrospective basis to all periods presented. Under ASU 2020-06, the Company will account for the Convertible Senior Notes entirely as a liability and will no longer separately account for the Convertible Senior Notes with liability and equity components. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion of the impact of the adoption of ASU 2020-06.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.81 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

Off-balance Sheet Arrangements

During the three months ended March 31, 2021, the Company did not execute any forward contracts. At March 31, 2021, the Company had forward contracts for the purchase of €13.1 million and sale of €14.3 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.1 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at March 31, 2021. During 2020, the Company executed various forward contracts for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million. The fair value of the foreign currency contracts are based on quoted market prices and resulted in an asset of $0.4 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at December 31, 2020. The Company had interest rate swap contracts for a notional amount of $70 million at December 31, 2020. The fair values of the interest rate swap contracts are based upon quoted market prices and resulted in a liability of $3.7 million as of December 31, 2020, included in other long-term liabilities. The Company terminated the interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under to the 2018 First Lien Credit Facility in the first quarter 2021 in the amount of $3.6 million, and the transaction resulted in a $5.7 million loss recorded in the loss on extinguishment of debt. See Note 11, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2020 Annual Report on Form 10-K, during the period. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2020 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2020 Annual Report on Form 10-K, during the three months ended March 31, 2021. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2020 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2021, we issued the Senior Secured Notes in an aggregate principal amount of $250 million. In July 2019, we issued Convertible Senior Notes in an aggregate principal amount of $172.5 million. We carry the Senior Secured Notes and Convertible Senior Notes at face value. Since the Senior Secured Notes and Convertible Senior Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Senior Notes changes when the market price of our stock fluctuates, or interest rates change. Our remaining debt instruments bear interest at fixed rates and are not subject to interest rate volatility.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2021. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please see Contingencies in Note 16 to the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

See ‘Risk Factors—We may become subject to significant product liability litigation’ within our 2020 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2020 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

The following table includes information regarding purchases of our common stock made by us during the quarter ended March 31, 2021 in connection with the repurchase program described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
January 1 to January 31	40,498	$44.14	40,498	38,020,412
February 1 to February 28	8,533	$55.98	8,533	37,542,735
March 1 to March 31	100,258	$49.21	70,000	34,075,635
Total	149,289		119,031

(1) The total number of shares purchased includes (a) shares purchased under the February 2020 share repurchase program (which totaled 40,498 shares in January, 8,533 shares in February and 70,000 shares in March) and (b) shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 30,258 shares in March). Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

4.1
Indenture, dated as of February 11, 2021, between Turning Point Brands, Inc., certain of its subsidiaries, as guarantors, and GLAS Trust Company LLC, as trustee (including the Form of Note as Exhibit A thereto). *

10.1	Credit Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., as obligor, Barclays Bank PLC, as administrative agent, and the lenders party thereto. *

10.2
First Lien Pari Passu Intercreditor Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., and the other grantors party thereto, Barclays Bank PLC, as first lien collateral agent, and GLAS Trust Company LLC, as other collateral agent. *

10.3
Pledge and Security Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., as grantor, the other grantors party thereto, Barclays Bank PLC, as collateral agent, and the lenders party thereto. *

10.4
Guaranty Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc. and certain of its subsidiaries, as guarantors, Barclays Bank PLC, as administrative agent, and the lenders party thereto. *

10.5	Pledge and Security Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., as grantor, the other grantors party thereto and GLAS Trust Company LLC, as collateral agent. *

18.1	Preferability letter from RMS US, LLP regarding a change in accounting method. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Luis Reformina.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

By: /s/ Luis Reformina
Name: Luis Reformina
Title: Chief Financial Officer

By: /s/ Brian Wigginton
Name: Brian Wigginton
Title: Chief Accounting Officer

Date: May 5, 2021