Form 10-Q
period 2021-06-30
Turning Point Brands, Inc.
filed 2021-07-27
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

At July 20, 2021, there were 18,924,110 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused by illicit products to brand equity;
•	contamination of our tobacco supply or products;
•	substantial and increasing U.S. regulation;
•	regulation of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	uncertainty and continued evolution of regulation of our NewGen and cigar products;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in state and local regulation of our NewGen products has been proposed or enacted;
•	increase in tax of our NewGen products could adversely affect our business;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	significant product liability litigation;
•	the effect of the COVID-19 pandemic on our business;
•	our amount of indebtedness;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our loss of emerging growth status on December 31, 2021 and ability to comply with the additional requirements applicable to non-emerging growth companies;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•
our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our common stock;

•
our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of our common stock and may result in Restricted Investors (as defined in our Certificate of Incorporation) being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	(unaudited) June 30, 2021	December 31, 2020
Current assets:
Cash	$157,474	$41,765
Accounts receivable, net of allowances of $143 in 2021 and $150 in 2020	5,814	9,331
Inventories	99,010	85,856
Other current assets	25,809	26,451
Total current assets	288,107	163,403
Property, plant, and equipment, net	16,291	15,524
Deferred income taxes	-	610
Right of use assets	16,607	17,918
Deferred financing costs, net	441	641
Goodwill	162,768	159,621
Other intangible assets, net	78,468	79,422
Master Settlement Agreement (MSA) escrow deposits	31,819	32,074
Other assets	34,898	26,836
Total assets	$629,399	$496,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,159	$9,201
Accrued liabilities	37,495	35,225
Current portion of long-term debt	12,485	12,000
Other current liabilities	104	203
Total current liabilities	61,243	56,629
Notes payable and long-term debt	417,935	302,112
Deferred income taxes	1,165	-
Lease liabilities	14,788	16,117
Other long-term liabilities	-	3,704
Total liabilities	495,131	378,562

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,616,224 issued shares and 18,923,523 outstanding shares at June 30, 2021, and 19,532,464 issued shares and 19,133,794 outstanding shares at December 31, 2020	196	195
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	105,460	102,423
Cost of repurchased common stock (692,701 shares at June 30, 2021 and 398,670 shares at December 31, 2020)	(24,277)	(10,191)
Accumulated other comprehensive income (loss)	279	(2,635)
Accumulated earnings	48,647	23,645
Non-controlling interest	3,963	4,050
Total stockholders’ equity	134,268	117,487
Total liabilities and stockholders’ equity	$629,399	$496,049

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended June 30,
	2021	2020

Net sales	$122,643	$104,963
Cost of sales	62,670	57,027
Gross profit	59,973	47,936
Selling, general, and administrative expenses	35,094	30,756
Operating income	24,879	17,180
Interest expense, net	5,522	3,295
Investment income	(110)	(34)
Net periodic income, excluding service cost	-	(104)
Income before income taxes	19,467	14,023
Income tax expense	4,424	3,728
Consolidated net income	15,043	10,295
Net loss attributable to non-controlling interest	(312)	-
Net income attributable to Turning Point Brands, Inc.	$15,355	$10,295

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.81	$0.53
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.73	$0.49
Weighted average common shares outstanding:
Basic	18,975,522	19,507,874
Diluted	22,489,662	23,037,153

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Six Months Ended June 30,
	2021	2020

Net sales	$230,284	$195,652
Cost of sales	117,050	106,285
Gross profit	113,234	89,367
Selling, general, and administrative expenses	64,006	63,150
Operating income	49,228	26,217
Interest expense, net	10,009	6,604
Investment income	(135)	(125)
Loss on extinguishment of debt	5,706	-
Net periodic income, excluding service cost	-	(191)
Income before income taxes	33,648	19,929
Income tax expense	7,078	5,135
Consolidated net income	26,570	14,794
Net loss attributable to non-controlling interest	(567)	-
Net income attributable to Turning Point Brands, Inc.	$27,137	$14,794

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.43	$0.75
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.30	$0.73
Weighted average common shares outstanding:
Basic	19,034,415	19,598,660
Diluted	22,559,087	23,075,534

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2021	2020
Consolidated net income	$15,043	$10,295

Other comprehensive income, net of tax
Amortization of unrealized pension and postretirement gain, net of tax of $0 in 2021 and $2 in 2020	-	7
Unrealized gain on MSA investments, net of tax of $83 in 2021 and $0 in 2020	260	-
Foreign currency translation, net of tax of $0 in 2021 and 2020	642	-
Unrealized gain on derivative instruments, net of tax of $126 in 2021 and $25 in 2020	178	73
	1,080	80
Consolidated comprehensive income	16,123	10,375
Comprehensive income attributable to non-controlling interest	9	-
Comprehensive income attributable to Turning Point Brands, Inc.	$16,114	$10,375

	Six Months Ended June 30,
	2021	2020
Consolidated net income	$26,570	$14,794

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain, net of tax of $0 in 2021 and $5 in 2020	-	14
Unrealized loss on MSA investments, net of tax of $61 in 2021 and $0 in 2020	(192)	-
Foreign currency translation, net of tax of $0 in 2021 and 2020	960	-
Unrealized gain (loss) on derivative instruments, net of tax of $810 in 2021 and $600 in 2020	2,626	(1,540)
	3,394	(1,526)
Consolidated comprehensive income	29,964	13,268
Comprehensive loss attributable to non-controlling interest	(87)	-
Comprehensive income attributable to Turning Point Brands, Inc.	$30,051	$13,268

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$26,570	$14,794
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	5,706	-
Impairment loss	-	149
(Gain) loss on sale of property, plant, and equipment	(2)	12
Depreciation expense	1,546	1,673
Amortization of other intangible assets	954	827
Amortization of deferred financing costs	1,251	1,113
Deferred income taxes	1,027	2,367
Stock compensation expense	4,263	1,213
Noncash lease expense	(19)	18
Gain on investments	(34)	-
Changes in operating assets and liabilities:
Accounts receivable	3,955	1,794
Inventories	(12,007)	(4,421)
Other current assets	813	(253)
Other assets	599	(766)
Accounts payable	1,423	235
Accrued postretirement liabilities	-	(54)
Accrued liabilities and other	1,370	(1,167)
Net cash provided by operating activities	$37,415	$17,534

Cash flows from investing activities:
Capital expenditures	$(2,170)	$(1,956)
Acquisitions, net of cash acquired	(3,419)	(37,772)
Payments for investments	(8,657)	-
Restricted cash, MSA escrow deposits	(20,147)	-
Proceeds on the sale of property, plant and equipment	2	-
Net cash used in investing activities	$(34,391)	$(39,728)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	$250,000	$-
Payments of 2018 first lien term loan	(130,000)	(5,000)
Settlement of interest rate swaps	(3,573)	-
Payment of IVG note	-	(4,240)
Proceeds from unsecured notes	-	7,485
Payment of dividends	(2,006)	(1,872)
Payments of financing costs	(6,921)	(194)
Exercise of options	886	246
Redemption of options	(2,111)	-
Common stock repurchased	(14,086)	(5,289)
Net cash provided by (used in) financing activities	$92,189	$(8,864)

Net increase (decrease) in cash	$95,213	$(31,058)
Effect of foreign currency translation on cash	$315	$-

Cash, beginning of period:
Unrestricted	41,765	95,250
Restricted	35,074	32,074
Total cash at beginning of period	76,839	127,324

Cash, end of period:
Unrestricted	157,474	64,192
Restricted	14,893	32,074
Total cash at end of period	$172,367	$96,266

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,241	$991
Issuance of note payable for acquisition	$-	$10,000
Accrued consideration for acquisition	$402	$-

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total

Beginning balance April 1, 2021	19,059,120	$196	$102,879	$(15,924)	$(480)	$34,357	$3,954	$124,982

Unrealized gain on MSA investments, net of tax of $83	-	-	-	-	260	-	-	260
Unrealized gain on derivative instruments, net of tax of $126	-	-	-	-	178	-	-	178
Foreign currency translation, net of tax of $0	-	-	-	-	321	-	321	642
Stock compensation expense	-	-	2,764	-	-	-	-	2,764
Exercise of options	39,403	-	462	-	-	-	-	462
Redemption of options	-	-	(645)	-	-	-	-	(645)
Cost of repurchased common stock	(175,000)	-	-	(8,353)	-	-	-	(8,353)
Dividends	-	-	-	-	-	(1,065)	-	(1,065)
Net income	-	-	-	-	-	15,355	(312)	15,043
Ending balance June 30, 2021	18,923,523	$196	$105,460	$(24,277)	$279	$48,647	$3,963	$134,268

Beginning balance April 1, 2020	19,588,950	$197	$101,212	$(2,627)	$(5,379)	$(5,371)	$-	$88,032

Unrecognized pension and postretirement cost adjustment, net of tax of $2	-	-	-	-	7	-	-	7
Unrealized gain on derivative instruments, net of tax of $25	-	-	-	-	73	-	-	73
Stock compensation expense	-	-	759	-	-	-	-	759
Exercise of options	947	-	18	-	-	-	-	18
Cost of repurchased common stock	(122,733)	-	-	(2,662)	-	-	-	(2,662)
Dividends	-	-	-	-	-	(991)	-	(991)
Net income	-	-	-	-	-	10,295	-	10,295
Ending balance June 30, 2020	19,467,164	$197	$101,989	$(5,289)	$(5,299)	$3,933	$-	$95,531

 The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2021 and 2020
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total

Beginning balance January 1, 2021	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	117,487

Unrealized loss on MSA investments, net of tax of $61	-	-	-	-	(192)	-	-	(192)
Unrealized gain on derivative instruments, net of tax of $810	-	-	-	-	2,626	-	-	2,626
Foreign currency translation, net of tax of $0	-	-	-	-	480	-	480	960
Stock compensation expense	-	-	4,263	-	-	-	-	4,263
Exercise of options	83,760	1	885	-	-	-	-	886
Redemption of options	-	-	(2,111)	-	-	-	-	(2,111)
Cost of repurchased common stock	(294,031)	-	-	(14,086)	-	-	-	(14,086)
Dividends	-	-	-	-	-	(2,135)	-	(2,135)
Net income	-	-	-	-	-	27,137	(567)	26,570
Ending balance June 30, 2021	18,923,523	$196	$105,460	$(24,277)	$279	$48,647	$3,963	$134,268

Beginning balance January 1, 2020	19,680,673	$197	$100,530	$-	$(3,773)	$(8,872)	$-	$88,082

Unrecognized pension and postretirement cost adjustment, net of tax of $5	-	-	-	-	14	-	-	14
Unrealized loss on derivative instruments, net of tax of $600	-	-	-	-	(1,540)	-	-	(1,540)
Stock compensation expense	-	-	1,214	-	-	-	-	1,214
Exercise of options	43,354	-	245	-	-	-	-	245
Cost of repurchased common stock	(256,863)	-	-	(5,289)	-	-	-	(5,289)
Dividends	-	-	-	-	-	(1,989)	-	(1,989)
Net income	-	-	-	-	-	14,794	-	14,794
Ending balance June 30, 2020	19,467,164	$197	$101,989	$(5,289)	$(5,299)	$3,933	$-	$95,531

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Description of Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products with active ingredients. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® to its next generation products to fulfill evolving consumer preferences. The Company operates in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) NewGen Products. Its three focus segments are led by its core, proprietary brands – Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and Nu-XTM, Solace® along with its distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) in the NewGen Products segment. The Company’s products are available in more than 210,000 retail outlets in North America.

Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2020. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary. All significant intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and incentives, upon delivery of goods to the customer – at which time the Company’s performance obligation is satisfied - at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. The Company excludes from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or vaping products billed to customers).

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

A further requirement of ASC 606 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 18 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 18 as well.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $8.1 million and $6.9 million for the three months ending June 30, 2021 and 2020, respectively. Shipping costs incurred were approximately $14.1 million and $12.1 million for the six months ending June 30, 2021 and 2020, respectively. The implementation of the Prevent All Cigarette Trafficking Act (“PACT Act”) in the second quarter of 2021 made the delivery of vape products to customers and consumers more challenging and more costly. In addition, increased sales and higher freight rates are causing shipping costs to increase.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of June 30, 2021, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.8 million. At December 31, 2020, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

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

Fair values for the U.S. Governmental agency obligations are Level 2. The following tables show cost and estimated fair value of the assets held in the MSA account, respectively, as well as the maturities of the U.S. Governmental agency obligations held in such account for the periods indicated.

	As of June 30, 2021				As of December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost and Estimated Fair Value
Cash and cash equivalents	$11,893	$-	$-	$11,893	$32,074
U.S. Governmental agency obligations (unrealized loss position < 12 months)	20,180	10	(264)	19,926	-
	$32,073	$10	$(264)	$31,819	$32,074

As of June 30, 2021
Less than one year	$-
One to five years	3,497
Five to ten years	14,552
Greater than ten years	1,877
Total	$19,926

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	June 30, 2021	December 31, 2020
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	83

Total	$32,073	$32,074

Food and Drug Administration: On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) authorized the FDA to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to also regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

FDA has issued a number of proposed rules related to premarket filings; however, those rules were not finalized prior to the September 9, 2020, deadline. As such, it is unclear whether and how FDA will apply any new or additional requirements to currently pending applications. We believe we have products that meet the requisite standards and have filed premarket filings supporting a showing of the respective required standard. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, or that the FDA will review and authorize the products in the requisite time period or that, in that circumstance, the FDA will use its discretion on a case-by-case basis to allow for the continued marketing of the products, or that unforeseen circumstances will not arise that prevent us from sufficiently supplementing or completing our applications or otherwise increase the amount of time and money we are required to spend to receive all necessary marketing orders. Although we filed many premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. This may result in the prioritization of supplementing or completing applications for high priority SKUs in our inventory position, which could adversely impact future revenues.

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

On April 29, 2021, the FDA announced plans to propose two tobacco product standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor in cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. These product standards are required to go through the formal rulemaking process where we would have the opportunity to comment on the proposed rule with regard to any impact on any of our products. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU became effective beginning in the first quarter of the Company’s fiscal year 2021. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The ASU was effective for the Company beginning in the first quarter of 2021. The ASU did not have an impact to the Company’s financial statements and related disclosures.

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

Note 3. Acquisitions

Direct Value Wholesale

In April 2021, ReCreation Marketing (“ReCreation”), a VIE for which the Company is considered the primary beneficiary, purchased 100% of the equity interests of Westhem Ventures LTD d/b/a Direct Value Wholesale (“DVW”) for $3.8 million, net of cash acquired, with $3.5 million paid in cash at closing and $0.4 in accrued consideration to be paid during 2021. DVW is a Canadian distribution entity that operates in markets not primarily served by ReCreation. The acquisition expands ReCreation’s markets in Canada. On April 13, 2021, in connection with the acquisition of DVW, the Company provided a $3.7 million unsecured loan to ReCreation bearing interest at 8% per annum and maturing April 13, 2023. The unsecured loan is eliminated in the consolidation of ReCreation. As of June 30, 2021, ReCreation had not completed the accounting for the acquisition. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired and are based on management’s preliminary estimates:

Total consideration transferred	$3,462
Adjustments to consideration transferred:
Cash acquired	(42)
Accrued consideration	402
Adjusted consideration transferred	3,822
Assets acquired:
Working capital (primarily AR and inventory)	1,265
Fixed assets and Other long term assets	27
Net assets acquired	$1,292

Goodwill	$2,530

The goodwill of $2.5 million consists of the synergies expected from combining the operations and is deductible for tax purposes.

ReCreation Marketing

In July 2019, the Company obtained a 30% stake in a Canadian distribution entity, ReCreation for $1 million paid at closing. In November 2020, the Company invested an additional $1 million related to our 30% stake. In November 2020, the Company also invested an additional $2 million increasing its ownership interest to 50%. The Company received board seats aligned with its ownership position. The Company also provided a $2.0 million unsecured loan to ReCreation bearing interest at 8% per annum and maturing November 19, 2022. The Company has determined that ReCreation is a VIE due to its required subordinated financial support. The Company has determined it is the primary beneficiary due to its 50% equity interest, additional subordinated financing and distribution agreement with ReCreation for the sale of the Company’s products. As a result, the Company began consolidating ReCreation effective November 2020. As of June 30, 2021, the Company had not completed the accounting for the acquisition. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired and are based on management’s preliminary estimates:

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

Standard Diversified Inc. (“SDI”) Reorganization

On July 16, 2020, the Company completed its merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of the Company in a tax-free downstream merger. Under the terms of the agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share of SDI Common Stock at the time of the merger. SDI divested its assets, other than SDI’s TPB Common Stock, prior to close such that the net liabilities at closing were minimal and the only assets that SDI retained were the remaining TPB Common Stock holdings. The transaction was accounted for as an asset purchase for $236.0 million in consideration, comprised of 7,934,704 shares of TPB Common Stock valued at $234.3 million plus transaction costs and assumed net liabilities. The $236.0 million was assigned to the 8,178,918 shares of TPB Common Stock acquired. The 244,214 shares of TPB Common Stock acquired in excess of the shares issued were retired resulting in a charge of $1.7 million recorded in Accumulated earnings (deficit). The Company no longer has a controlling shareholder.

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2020, the Company executed various forward contracts, which met hedge accounting requirements, for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At June 30, 2021, the Company had forward contracts for the purchase of €8.2 million and sale of €8.9 million outstanding. The foreign currency contracts’ fair value at June 30, 2021, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million outstanding. The foreign currency contracts’ fair value at December 31, 2020, resulted in an asset of $0.4 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fixed LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value was recorded to other comprehensive income. The Company used the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at December 31, 2020, resulted in a liability of $3.7 million included in other long-term liabilities. Losses of $0.6 million were reclassified into interest expense for the six months ended June 30, 2020. The Company terminated the interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under the 2018 First Lien Credit Facility (as defined below) in the first quarter of 2021 with the early termination payment made by the Company in the amount of $3.6 million which was reclassified out of accumulated other comprehensive loss into loss on extinguishment of debt.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined below) bear interest at a rate of 5.625% per year and the fair value of the Senior Secured Notes approximate their carrying value of $250 million due to the recency of the notes’ issuance, related to the quarter ended June 30, 2021.

The Company’s 2018 First Lien Credit Facility bore interest at variable rates that fluctuated with market rates, the carrying values of the 2018 First Lien Credit Facility approximated its fair value. As of December 31, 2020, the fair value of the 2018 First Lien Term Loan approximated $130.0 million. The Company prepaid all outstanding amounts under the 2018 First Lien Credit Facility in the first quarter of 2021.
The Convertible Senior Notes (as defined) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $157.5 million, with a carrying value of $172.5 million as of June 30, 2021. As of December 31, 2020, the fair value of the Convertible Senior Notes approximated $155.3 million, with a carrying value of $172.5 million.

Note Payable – Promissory Note

The Company’s Promissory Note bears interest at a rate of 7.5% per year, and the fair value of the Promissory Note approximated $10.2 million, with a carrying value of $10.0 million as of June 30, 2021. The fair value of the Promissory Note approximated its carrying value of $10.0 million at December 31, 2020, due to the recency of the note’s issuance, related to the year ended December 31, 2020.

Note Payable – Unsecured Loan

The Company’s Unsecured Note bears interest at a rate of 1.0% per year, and the fair value of the Unsecured Note approximated $7.3 million, with a carrying value of $7.5 million as of June 30, 2021. The fair value of the Unsecured Note approximated its carrying value of $7.5 million at December 31, 2020, due to the recency of the note’s issuance, related to the quarter ended December 31, 2020.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

At June 30, 2021, the Company had forward contracts for the purchase of €8.2 million and sale of €8.9 million. The fair value of the foreign exchange contracts is based upon quoted market prices for similar instruments, thus leading to them being categorized as level 2 instruments within the fair value hierarchy, and resulted in an asset of $0.0 million and a liability of $0.0 million as of June 30, 2021. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million resulting in an asset of $0.4 million and a liability of $0.0 million as of December 31, 2020.
Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at December 31, 2020. The fair values of the swap contracts were based upon quoted market prices for similar instruments, thus leading to them being categorized as level 2 instruments  within the fair value hierarchy, and resulted in a liability of $3.7 million December 31, 2020. The Company terminated the swap contracts in conjunction with the prepayment of all outstanding amounts under the 2018 First Lien Credit Facility in the first quarter of 2021.

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

The Company applied this change retrospectively to all prior periods presented. This change resulted in a $4.5 million increase in Accumulated earnings as of December 31, 2020, from $12.1 million to $16.6 million and a $4.3 million decrease in Accumulated deficit as of December 31, 2019, from $15.3 million to $11.0 million. In addition, the following financial statement line items in the Company’s Consolidated Balance Sheets as of December 31, 2020 and its Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 were adjusted as follows:

Consolidated Statement of Income	For the three months ended June 30, 2020
	As Originally Reported	Effect of LIFO Change	As Adjusted
Cost of sales	$56,871	$156	$57,027
Income before income taxes	$12,494	$(156)	$12,338
Income tax expense	$3,267	$-	$3,267
Net income attributable to Turning Point Brands, Inc.	$9,227	$(156)	$9,071
Earnings per common share:
Basic	$0.47	$(0.01)	$0.46
Diluted	$0.47	$(0.01)	$0.46

	For the six months ended June 30, 2020
	As Originally Reported	Effect of LIFO Change	As Adjusted
Cost of sales	$106,129	$156	$106,285
Income before income taxes	$16,715	$(156)	$16,559
Income tax expense	$4,213	$-	$4,213
Net income attributable to Turning Point Brands, Inc.	$12,502	$(156)	$12,346
Earnings per common share:
Basic	$0.64	$(0.01)	$0.63
Diluted	$0.63	$(0.01)	$0.62

Consolidated Balance Sheets	December 31, 2020
	As Originally Reported	Effect of LIFO Change	As Adjusted
Inventories	$79,750	$6,106	$85,856
Deferred income taxes	$4,082	$1,584	$5,666
Accumulated earnings (deficit)	$12,058	$4,522	$16,580

Consolidated Statement of Cash Flows	For the six months ended June 30, 2020
	As Originally Reported	Effect of LIFO Change	As Adjusted
Consolidated net income	$12,502	$(156)	$12,346
Deferred income taxes	$1,445	$-	$1,445
Inventories	$(4,577)	$156	$(4,421)

The components of inventories are as follows:

	June 30, 2021	December 31, 2020
Raw materials and work in process	$7,026	$8,137
Leaf tobacco	40,778	32,948
Finished goods - Zig-Zag Products	21,915	14,903
Finished goods - Stoker’s Products	10,654	9,727
Finished goods - NewGen products	17,473	18,916
Other	1,164	1,225
Inventories	$99,010	$85,856

The inventory valuation allowance was $8.2 million and $9.9 million as of June 30, 2021, and December 31, 2020, respectively.

Note 7. Other Current Assets

Other current assets consist of:

	June 30, 2021	December 31, 2020
Inventory deposits	$7,938	$7,113
Insurance deposit	3,000	3,000
Prepaid taxes	1,475	813
Other	13,396	15,525
Total	$25,809	$26,451

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	June 30, 2021	December 31, 2020
Land	$22	$22
Buildings and improvements	2,750	2,750
Leasehold improvements	4,544	4,702
Machinery and equipment	17,890	15,612
Furniture and fixtures	9,189	9,025
Gross property, plant and equipment	34,395	32,111
Accumulated depreciation	(18,104)	(16,587)
Net property, plant and equipment	$16,291	$15,524

Note 9. Other Assets

Other assets consist of:

	June 30, 2021	December 31, 2020
Equity investments	$32,714	$24,018
Other	2,184	2,818
Total	$34,898	$26,836

On April 19, 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	June 30, 2021	December 31, 2020
Accrued payroll and related items	$4,918	$9,459
Customer returns and allowances	7,818	5,259
Taxes payable	4,951	4,326
Lease liabilities	3,225	3,228
Accrued interest	7,621	2,096
Other	8,962	10,857
Total	$37,495	$35,225

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	June 30, 2021	December 31, 2020
Senior Secured Notes	$250,000	$-
2018 First Lien Term Loan	-	130,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	10,000
Note payable - Unsecured Loan	7,485	7,485
Gross notes payable and long-term debt	439,985	319,985
Less deferred finance charges	(9,565)	(5,873)
Less current maturities	(12,485)	(12,000)
Notes payable and long-term debt	$417,935	$302,112

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bore interest at LIBOR plus a spread of 2.75% to 3.50% based on the Company’s senior leverage ratio. The 2018 First Lien Term Loan had quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility had a maturity date of March 7, 2023. The 2018 First Lien Term Loan was secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, the Company entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit the Company to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under the 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contained certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants included maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the Amendment, fees of $0.2 million were incurred. The Company used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the first quarter of 2021 in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt.

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

The Convertible Senior Notes are convertible into approximately 3,206,637 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.589 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.79 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2021.

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

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.79 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

The indenture covering the Convertible Senior Notes contains customary events of default.

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, the Company issued the Promissory Note in the principal amount of $10.0 million (the “Principal Amount”), with an annual interest rate of 7.5%, payable quarterly, with the first interest payment due September 10, 2020. The Principal Amount is payable in two $5.0 million installments, with the first installment due 18 months after the closing date of the acquisition (June 10, 2020), and the second installment due 36 months after the closing date of the acquisition. The second installment is subject to reduction for certain amounts payable to the Company as a holdback.

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

Note Payable – IVG

In September 2018, the Company issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note had a principal amount of $4.0 million with an interest rate of 6.0% per year and matured on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account in the first quarter of 2020 pending agreement with the sellers of any indemnification obligations. The escrow funds were distributed in the first quarter of 2021.

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

The components of lease expense consisted of the following:

	Three Months Ended June 30,
	2021	2020
Operating lease cost
Cost of sales	$232	$225
Selling, general and administrative	762	606
Variable lease cost (1)	535	44
Short-term lease cost	11	26
Sublease income	(30)	(30)
Total	$1,510	$871

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Six Months Ended June 30,
	2021	2020
Operating lease cost
Cost of sales	$457	$458
Selling, general and administrative	1,514	1,004
Variable lease cost (1)	740	356
Short-term lease cost	22	109
Sublease income	(60)	(60)
Total	$2,673	$1,867

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	June 30, 2021	December 31, 2020
Assets:
Right of use assets	$16,607	$17,918
Total lease assets	$16,607	$17,918

Liabilities:
Current lease liabilities (2)	$3,225	$3,228
Long-term lease liabilities	14,788	16,117
Total lease liabilities	$18,013	$19,345

(2)	Reported within accrued liabilities on the balance sheet

	As of June 30,
	2021	2020
Weighted-average remaining lease term - operating leases	7.0 years	7.6 years
Weighted-average discount rate - operating leases	4.93%	5.65%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit interest rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

As of June 30, 2021, maturities of lease liabilities consisted of the following:

June 30, 2021
2021	$2,036
2022	3,797
2023	3,531
2024	2,487
2025	2,129
Years thereafter	7,428
Total lease payments	$21,408
Less: Imputed interest	3,395
Present value of lease liabilities	$18,013

Note 13. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2021, was 22.7% and 21.0%, respectively, which includes a discrete tax deduction of $2.0 million and $5.2 million for the three and six months ended June 30, 2021, respectively, relating to stock option exercises. The Company’s effective income tax rate for the three and six months ended June 30, 2020, was 26.6% and 25.8%, respectively, which includes a discrete tax deduction of $0.0 million and $0.9 million for the three and six months ended June 30, 2020, respectively, relating to stock option exercises.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020

Service cost	$-	$-	$-	$-
Interest cost	-	95	-	-
Expected return on plan assets	-	(161)	-	-
Amortization of (gains) losses	-	36	-	(74)
Net periodic benefit income	$-	$(30)	$-	$(74)

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020

Service cost	$-	$-	$-	$-
Interest cost	-	190	-	-
Expected return on plan assets	-	(322)	-	-
Amortization of (gains) losses	-	72	-	(131)
Net periodic benefit income	$-	$(60)	$-	$(131)

Note 15. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of June 30, 2021, net of forfeitures, there were 7,478 Restricted Stock Units (“RSUs”) and 7,500 options granted under the 2021 Plan. There are 1,378,368 shares, available for grant under the 2021 Plan.

On April 28, 2016, the Board of Directors of the Company adopted the 2015 Plan, pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of TPB Common Stock were reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan was scheduled to terminate on April 27, 2026. The 2015 Plan was administered by the Committee. Upon adoption of the 2021 Plan, the 2015 Plan was terminated, and the Company determined no additional grants would be made under the 2015 Plan. However, all awards issued under the 2015 Plan that have not been previously terminated or forfeited remain outstanding and continue unaffected. There are no shares available for grant under the 2015 Plan.

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

 Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	696,716	$18.13	$6.17

Granted	155,000	14.85	4.41
Exercised	(135,146)	6.37	2.74
Forfeited	(5,510)	27.25	8.64
Outstanding, December 31, 2020	711,060	19.58	6.42

Granted	119,500	50.93	13.58
Exercised	(128,108)	6.93	3.87
Forfeited	(4,397)	29.99	8.66
Outstanding, June 30, 2021	698,055	$27.20	$8.30

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020, was $5.3 million, and $0.9 million, respectively.

At June 30, 2021, under the 2006 Plan, the outstanding stock options’ exercise price for 102,316 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 2.89 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions: a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At June 30, 2021, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019	March 18, 2020	February 18, 2021	May 3, 2021
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000	155,000	100,000	12,000
Options outstanding at June 30, 2021	27,050	53,273	77,167	26,000	143,294	25,000	125,705	98,750	12,000
Number exercisable at June 30, 2021	27,050	53,273	77,167	26,000	111,025	16,750	51,653	9,500	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	5.62	5.88	6.69	6.71	7.73	8.32	8.72	9.64	9.85
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

May 17, 2021
Number of options granted	7,500
Options outstanding at June 30, 2021	7,500
Number exercisable at June 30, 2021	-
Exercise price	$45.05
Remaining lives	9.88
Risk free interest rate	0.84%
Expected volatility	31.50%
Expected life	6.000
Dividend yield	0.63%
Fair value at grant date	$13.23

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $1.4 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded compensation expense related to the options of approximately $1.7 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. Total unrecognized compensation expense related to options at June 30, 2021, is $1.6 million, which will be expensed over 2.2 years.

Performance-Based Restricted Stock Units

Performance-Based Restricted Stock Units (“PRSUs”) are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of June 30, 2021, there are 561,361 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of June 30, 2021.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019	March 18, 2020	December 28, 2020	February 18, 2021
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582	94,000	88,169	100,000
PRSUs outstanding at June 30, 2021	83,000	93,000	84,750	-	21,342	92,400	88,169	98,700
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15	$14.85	$46.42	$51.75
Remaining lives	0.50	1.50	2.50	-	1.50	3.50	2.50	4.50

The Company recorded compensation expense related to the PRSUs of approximately $1.3 million and $0.4 million in the consolidated statements of income for the three months ended June 30,2021 and 2020, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $2.5 million and $0.7 million in the consolidated statements of income for the six months ended June 30, 2021 and 2020, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at June 30, 2021, is $11.2 million which will be expensed over the service periods based on the probability of achieving the performance condition.

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

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and, if such a claim were brought against the Company, could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to other NewGen products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

We have also been named in a lawsuit brought by a different franchisee represented by the same firm that represents the plaintiff in the action described above. This case relates to the termination of the franchise agreement by the franchisor for failure to pay franchising fees and our subsequent demand that the franchisee cease using our marks and de-image locations formerly housing the franchises. The franchisee filed suit against us in the U.S. District Court for the Southern District of Florida sixteen months after our demand. The franchisee is claiming tortious interference and conversion. We believe that the suit was improperly brought before the U.S. District Court for the South District of Florida because the related franchising agreements included a mandatory arbitration clause. We believe we have good and valid substantive defenses against the claims and intend on vigorously defending our interests in this matter.

Note 17. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$15,355			$10,295

Denominator
Weighted average		18,975,522	$0.81		19,507,874	$0.53

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$15,355			$10,295
Interest expense related to Convertible Senior Notes, net of tax	1,054			1,047
Diluted net income attributable to Turning Point Brands. Inc.	$16,409			$11,342

Denominator
Basic weighted average		18,975,522			19,507,874
Convertible Senior Notes		3,206,637			3,202,808
Stock options		307,503			326,471
		22,489,662	$0.73		23,037,153	$0.49

	Six Months Ended June 30,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$27,137			$14,794

Denominator
Weighted average		19,034,415	$1.43		19,598,660	$0.75

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$27,137			$14,794
Interest expense related to Convertible Senior Notes	2,108			2,094
Diluted net income attributable to Turning Point Brands. Inc.	$29,245			$16,888

Denominator
Basic weighted average		19,034,415			19,598,660
Convertible Senior Notes		3,206,637			3,202,808
Stock options		318,035			274,066
		22,559,087	$1.30		23,075,534	$0.73

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

The tables below present financial information about reported segments:

	Three Months Ended June 30,
	2021	2020
Net sales
Zig-Zag products	$47,202	$27,403
Stoker’s products	33,369	30,822
NewGen products	42,072	46,738
Total	$122,643	$104,963

Gross profit
Zig-Zag products	$27,743	$15,671
Stoker’s products	18,146	16,508
NewGen products	14,084	15,757
Total	$59,973	$47,936

Operating income (loss)
Zig-Zag products	$21,338	$12,227
Stoker’s products	13,826	12,084
NewGen products	1,657	3,271
Corporate unallocated (1)(2)(3)	(11,942)	(10,402)
Total	$24,879	$17,180

Interest expense, net	5,522	3,295
Investment income	(110)	(34)
Net periodic income, excluding service cost	-	(104)

Income before income taxes	$19,467	$14,023

Capital expenditures
Zig-Zag products	$98	$-
Stoker’s products	1,177	838
NewGen products	53	241
Total	$1,328	$1,079

Depreciation and amortization
Zig-Zag products	$93	$-
Stoker’s products	629	524
NewGen products	515	700
Total	$1,237	$1,224

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $3.3 million in 2020.
(3)	Shipping costs are included in the applicable operating segment and not in Corporate unallocated.

	Six Months Ended June 30,
	2021	2020
Net sales
Zig-Zag products	$88,206	$56,317
Stoker’s products	62,624	57,317
NewGen products	79,454	82,018
Total	$230,284	$195,652

Gross profit
Zig-Zag products	$52,639	$31,803
Stoker’s products	34,038	30,382
NewGen products	26,557	27,182
Total	$113,234	$89,367

Operating income (loss)
Zig-Zag products	$40,775	$24,644
Stoker’s products	26,081	21,830
NewGen products	3,663	3,748
Corporate unallocated (1)(2)(3)	(21,291)	(24,005)
Total	$49,228	$26,217

Interest expense, net	10,009	6,604
Investment income	(135)	(125)
Loss on extinguishment of debt	5,706	-
Net periodic income, excluding service cost	-	(191)

Income before income taxes	$33,648	$19,929

Capital expenditures
Zig-Zag products	$98	$-
Stoker’s products	2,017	1,698
NewGen products	55	258
Total	$2,170	$1,956

Depreciation and amortization
Zig-Zag products	$207	$-
Stoker’s products	1,263	1,043
NewGen products	1,030	1,457
Total	$2,500	$2,500

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $9.2 million in 2020.
(3)	Shipping costs are included in the applicable operating segment and not in Corporate unallocated.

	June 30, 2021	December 31, 2020
Assets
Zig-Zag products	$217,069	$206,900
Stoker’s products	148,447	133,016
NewGen products	84,483	91,116
Corporate unallocated (1)	179,400	65,017
Total	$629,399	$496,049

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended June 30,
	2021	2020
Business to Business	$30,715	$30,368
Business to Consumer - Online	11,263	15,052
Business to Consumer - Corporate store	-	1,318
Other	94	-
Total	$42,072	$46,738

	NewGen Segment
	Six Months Ended June 30,
	2021	2020
Business to Business	$57,972	$55,647
Business to Consumer - Online	21,296	23,186
Business to Consumer - Corporate store	-	3,111
Other	186	74
Total	$79,454	$82,018

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended June 30,
	2021	2020
Domestic	$116,843	$101,990
Foreign	5,800	2,973
Total	$122,643	$104,963

	Six Months Ended June 30,
	2021	2020
Domestic	$215,911	$189,558
Foreign	14,373	6,094
Total	$230,284	$195,652

Note 19. Dividends and Share Repurchase

The most recent dividend of $0.055 per common share was paid on July 9, 2021, to shareholders of record at the close of business on June 18, 2021.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended June 30, 2021, was 175,000 shares for a total cost of $8.4 million and an average price per share of $47.73. The $25.7 million remains available for share repurchases under the program at June 30, 2021.

Note 20. Subsequent Events

On July 23, 2021, the Company acquired certain assets of Unitabac, a marketer of mass-market cigars, for $9.6 million. The acquisition is comprised of a robust portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) Homogenized Tobacco Leaf (HTL) products and Rolled Leaf and Natural Leaf Cigarillo Products.

On July 21, 2021, the Company invested $8 million in Old Pal Holding Company LLC (“Old Pal”), a leading brand in the cannabis lifestyle space. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Old Pal is a leading brand in the cannabis space that operates a non-plant touching licensing model. The Company’s investment will enable Old Pal to expand product offerings in existing states, which include California, Nevada, Michigan, Oklahoma, Ohio, Washington and Massachusetts, and will help create the infrastructure necessary to support continued territory and product expansion.

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

Recent Developments

Unitabac

On July 23, 2021, we acquired certain assets of Unitabac, a marketer of mass-market cigars, for $9.6 million. The acquisition is comprised of a robust portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) Homogenized Tobacco Leaf (HTL) products and Rolled Leaf and Natural Leaf Cigarillo Products.

Old Pal

On July 21, 2021, we invested $8 million in Old Pal Holding Company LLC (“Old Pal”), a leading brand in the cannabis lifestyle space. We invested in the form of a convertible note which includes additional follow-on investment rights. Old Pal is a leading brand in the cannabis space that operates a non-plant touching licensing model. Our investment will enable Old Pal to expand product offerings in existing states, which include California, Nevada, Michigan, Oklahoma, Ohio, Washington and Massachusetts, and will help create the infrastructure necessary to support continued territory and product expansion.

Direct Value Wholesale

In April 2021, ReCreation Marketing (“ReCreation”), a VIE for which we are considered the primary beneficiary, purchased 100% of the equity interest of Westhem Ventures LTD d/b/a Direct Value Wholesale (“DVW”) for $3.9 million satisfied through $3.5 million paid in cash and $0.4 in accrued consideration to be paid during 2021. DVW is Canadian distribution entity that operates in markets not primarily served by ReCreation. The acquisition expands ReCreation’s markets in Canada.

Docklight Brands, Inc.

On April 19, 2021, we invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. We have additional follow-on investment rights. As part of the investment, we have obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

Senior Secured Notes and 2021 Revolving Credit Facility

On February 11, 2021, we closed a private offering (the “Offering”) of $250 million aggregate principal amount of our 5.625% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. In connection with the Offering, we also entered into a new $25 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The 2021 Revolving Credit Facility provides for a revolving line of credit of up to $25.0 million. We used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the first quarter of 2021 in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt. Refer to the “Long-Term Debt” section for a more complete description of our Senior Secured Notes and 2021 Revolving Credit Facility.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021, to the Three Months Ended June 30, 2020

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$47,202	$27,403	72.3%
Stoker’s products	33,369	30,822	8.3%
NewGen products	42,072	46,738	-10.0%
Total net sales	122,643	104,963	16.8%
Cost of sales	62,670	57,027	9.9%
Gross profit
Zig-Zag products	27,743	15,671	77.0%
Stoker’s products	18,146	16,508	9.9%
NewGen products	14,084	15,757	-10.6%
Total gross profit	59,973	47,936	25.1%

Selling, general, and administrative expenses	35,094	30,756	14.1%
Operating income	24,879	17,180	44.8%
Interest expense, net	5,522	3,295	67.6%
Investment income	(110)	(34)	223.5%
Net periodic income, excluding service cost	-	(104)	-100.0%
Income before income taxes	19,467	14,023	38.8%
Income tax expense	4,424	3,728	18.7%
Consolidated net income	15,043	10,295	46.1%
Net loss attributable to non-controlling interest	(312)	-	NM
Net income attributable to Turning Point Brands, Inc.	$15,355	$10,295	49.2%

Net Sales:  For the three months ended June 30, 2021, consolidated net sales increased to $122.6 million from $105.0 million for the three months ended June 30, 2020, an increase of $17.7 million or 16.8%. The increase in net sales was primarily driven by increased sales volume in the Zig-Zag Products segment.

For the three months ended June 30, 2021, net sales in the Zig-Zag Products segment increased to $47.2 million from $27.4 million for the three months ended June 30, 2020, an increase of $19.8 million or 72.3%. For the three months ended June 30, 2021, volume increased 64.6% and price/mix increased 7.7%. The increase in net sales was led by a doubling in sales of our MYO cigar wraps business, which experienced COVID-related manufacturing disruption in the prior year period and trade inventory build that pulled orders into the quarter. This growth was complemented by double-digit growth in U.S. rolling papers and our Canadian business which benefited from the consolidation of ReCreation in the current year period.

For the three months ended June 30, 2021, net sales in the Stoker’s Products segment increased to $33.4 million from $30.8 million for the three months ended June 30, 2020, an increase of $2.5 million or 8.3%. For the three months ended June 30, 2021, volume increased 2.4% and price/mix increased 5.9%. The increase in net sales was driven by the continuing double-digit volume growth of Stoker’s® MST offset by low single-digit decline in loose-leaf chewing tobacco.

For the three months ended June 30, 2021, net sales in the NewGen products segment decreased to $42.1 million from $46.7 million for the three months ended June 30, 2020, a decrease of $4.7 million or 10.0%. The decrease in net sales was primarily the result of declines in the vape distribution businesses as a result of strong B2C orders during stay-at-home provisions in the prior year; however, there was less of a decline due to advanced buying in the quarter ahead of stricter shipping regulations around vaping as a result of the implementation of the Prevent All Cigarette Trafficking Act (“PACT Act”).

Gross Profit:  For the three months ended June 30, 2021, consolidated gross profit increased to $60.0 million from $47.9 million for the three months ended June 30, 2020, an increase of $12.0 million or 25.1%. Gross profit as a percentage of revenue increased to 48.9% for the three months ended June 30, 2021, compared to 45.7% for the three months ended June 30, 2020 driven by increased margin in the Zig-Zag Products segment as a result of the Durfort transaction in June 2020.

For the three months ended June 30, 2021, gross profit in the Zig-Zag Products segment increased to $27.7 million from $15.7 million for the three months ended June 30, 2020, an increase of $12.1 million or 77.0%. Gross profit as a percentage of net sales increased to 58.8% of net sales for the three months ended June 30, 2021, from 57.2% of net sales for the three months ended June 30, 2020, as a result of increased MYO cigar wraps sales combined with margin increases as a result of the Durfort transaction in June 2020.

For the three months ended June 30, 2021, gross profit in the Stoker’s Products segment increased to $18.1 million from $16.5 million for the three months ended June 30, 2020, an increase of $1.6 million or 9.9%. Gross profit as a percentage of net sales increased to 54.4% of net sales for the three months ended June 30, 2021, from 53.6% of net sales for the three months ended June 30, 2020, primarily as a result of strong incremental margin contribution of MST.

For the three months ended June 30, 2021, gross profit in the NewGen products segment decreased to $14.1 million from $15.8 million for the three months ended June 30, 2020, a decrease of $1.7 million or 10.6%. Gross profit as a percentage of net sales decreased to 33.5% of net sales for the three months ended June 30, 2021, from 33.7% of net sales for the three months ended June 30, 2020.

Selling, General, and Administrative Expenses:  For the three months ended June 30, 2021, selling, general, and administrative expenses increased to $35.1 million from $30.8 million for the three months ended June 30, 2020, an increase of $4.3 million or 14.1%. Selling, general and administrative expenses in the three months ended June 30, 2021 included $2.8 million of stock options, restricted stock and incentives expense (including $1.1 million for accelerated vesting of options for a departing executive), $0.7 million of transaction expenses and $0.6 million of expense related to PMTA. Selling, general and administrative expenses in the three months ended June 30, 2020 included $0.8 million of stock option, restricted stock and incentives expense, $0.3 million of transaction costs and $3.3 million of expense related to PMTA. The increase in selling, general, and administrative expenses is the result of variable costs on our online businesses which have experienced sales advances as well as increased shipping costs from PACT Act implementation for vape products and higher freight rates across all segments.

Interest Expense, net:  For the three months ended June 30, 2021, interest expense, net increased to $5.5 million, from $3.3 million for the three months ended June 30, 2020 as a result of the completion of the offering of the Senior Secured Notes and related refinancing of the 2018 First Lien Credit Facility which increased the Company’s outstanding debt.

Investment Income:  For the three months ended June 30, 2021, investment income increased to $0.1 million, from $0.0 million for the three months ended June 30, 2020.

Net Periodic Income: Net periodic income was $0.0 million for the three months ended June 30, 2021 compared to $0.1 million for the three months ended June 30, 2020.

Income Tax Expense:  Our income tax expense of $4.4 million was 22.7% of income before income taxes for the three months ended June 30, 2021 and included a discrete tax benefit of $2.0 million relating to stock option exercises. Our effective income tax rate was 26.6% for the three months ended June 30, 2020 and included a discrete tax deduction $0.0 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.3 million for the three months ended June 30, 2021 compared to $0.0 million for the three months ended June 30, 2020.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended June 30, 2021 and 2020, was $15.3 million and $10.3 million, respectively.

Comparison of the Six Months Ended June 30, 2021, to the Six Months Ended June 30, 2020

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2021	2020	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$88,206	$56,317	56.6%
Stoker’s products	62,624	57,317	9.3%
NewGen products	79,454	82,018	-3.1%
Total net sales	230,284	195,652	17.7%
Cost of sales	117,050	106,285	10.1%
Gross profit
Zig-Zag products	52,639	31,803	65.5%
Stoker’s products	34,038	30,382	12.0%
NewGen products	26,557	27,182	-2.3%
Total gross profit	113,234	89,367	26.7%

Selling, general, and administrative expenses	64,006	63,150	1.4%
Operating income	49,228	26,217	87.8%
Interest expense, net	10,009	6,604	51.6%
Investment income	(135)	(125)	8.0%
Loss on extinguishment of debt	5,706	-	NM
Net periodic income, excluding service cost	-	(191)	-100.0%
Income before income taxes	33,648	19,929	68.8%
Income tax expense	7,078	5,135	37.8%
Consolidated net income	26,570	14,794	79.6%
Net loss attributable to non-controlling interest	(567)	-	NM
Net income attributable to Turning Point Brands, Inc.	$27,137	$14,794	83.4%

Net Sales:  For the six months ended June 30, 2021, consolidated net sales increased to $230.3 million from $195.7 million for the six months ended June 30, 2020, an increase of $34.6 million or 17.7%. The increase in net sales was primarily driven by increased sales volume in the Zig-Zag Products segment.

For the six months ended June 30, 2021, net sales in the Zig-Zag Products segment increased to $88.2 million from $56.3 million for the six months ended June 30, 2020, an increase of $31.9 million or 56.6%. For the six months ended June 30, 2021, volume increased 50.3% and price/mix increased 6.3%. The increase in net sales was led by double-digit growth in sales of our MYO cigar wraps business, which experienced COVID-related manufacturing disruption in the prior year period and trade inventory build that pulled orders into the current year period. This growth was complemented by double-digit growth in U.S. rolling papers and our Canadian business which benefited from the consolidation of ReCreation in the current year period.

For the six months ended June 30, 2021, net sales in the Stoker’s Products segment increased to $62.6 million from $57.3 million for the six months ended June 30, 2020, an increase of $5.3 million or 9.3%. For the six months ended June 30, 2021, volume increased 3.6% and price/mix increased 5.7%. The increase in net sales was driven by the continuing double-digit volume growth of Stoker’s® MST offset by low single-digit decline in loose-leaf chewing tobacco.

For the six months ended June 30, 2021, net sales in the NewGen products segment decreased to $79.5 million from $82.0 million for the six months ended June 30, 2020, a decrease of $2.6 million or 3.1%. The decrease in net sales was the result of declines in both the vape distribution businesses and Nu-X.

Gross Profit:  For the six months ended June 30, 2021, consolidated gross profit increased to $113.2 million from $89.4 million for the six months ended June 30, 2020, an increase of $23.9 million or 26.7%. Gross profit as a percentage of revenue increased to 49.2% for the six months ended June 30, 2021, compared to 45.7% for the six months ended June 30, 2020 driven by increased margin in the Zig-Zag Products segment as a result of the Durfort transaction in June 2020.

For the six months ended June 30, 2021, gross profit in the Zig-Zag Products segment increased to $52.6 million from $31.8 million for the six months ended June 30, 2020, an increase of $20.8 million or 65.5%. Gross profit as a percentage of net sales increased to 59.7% of net sales for the six months ended June 30, 2021, from 56.5% of net sales for the six months ended June 30, 2020, as a result of increased MYO cigar wraps sales combined with margin increases as a result of the Durfort transaction in June 2020.

For the six months ended June 30, 2021, gross profit in the Stoker’s Products segment increased to $34.0 million from $30.4 million for the six months ended June 30, 2020, an increase of $3.7 million or 12.0%. Gross profit as a percentage of net sales increased to 54.4% of net sales for the six months ended June 30, 2021, from 53.0% of net sales for the six months ended June 30, 2020, primarily as a result of strong incremental margin contribution of MST.

For the six months ended June 30, 2021, gross profit in the NewGen products segment decreased to $26.6 million from $27.2 million for the six months ended June 30, 2020, a decrease of $0.6 million or 2.3%. Gross profit as a percentage of net sales increased to 33.4% of net sales for the six months ended June 30, 2021, from 33.1% of net sales for the six months ended June 30, 2020.

Selling, General, and Administrative Expenses:  For the six months ended June 30, 2021, selling, general, and administrative expenses increased to $64.0 million from $63.2 million for the six months ended June 30, 2020, an increase of $0.9 million or 1.4%. Selling, general and administrative expenses in the six months ended June 30, 2021 included $4.3 million of stock options, restricted stock and incentives expense (including $1.1 million for accelerated vesting of options for a departing executive), $1.3 million of transaction expenses and $0.9 million of expenses related to PMTA. Selling, general and administrative expenses in the six months ended June 30, 2020 included $1.2 million of stock option, restricted stock and incentives expense, $1.3 million of transaction costs and $9.2 million of expense related to PMTA. The increase in selling, general, and administrative expenses is the result of variable costs on our online businesses which have experienced sales advances as well as increased shipping costs from PACT Act implementation for vape products and higher freight rates across all segments.

Interest Expense, net:  For the six months ended June 30, 2021, interest expense, net increased to $10.0 million, from $6.6 million for the six months ended June 30, 2020 as a result of the completion of the offering of the Senior Secured Notes and related refinancing of the 2018 First Lien Credit Facility which increased the Company’s outstanding debt.

Investment Income:  Investment income was $0.1 million for the six months ended June 30, 2021 and 2020.

Loss on Extinguishment of Debt: There was $5.7 million loss on extinguishment of debt for the six months ended June 30, 2021 related to the repayment of the 2018 First Lien Credit Facility, compared to $0.0 million for the six months ended June 30, 2020.

Net Periodic Income: Net periodic income was $0.0 million for the six months ended June 30, 2021 compared to $0.2 million for the six months ended June 30, 2020.

Income Tax Expense:  Our income tax expense of $7.1 million was 21.0% of income before income taxes for the six months ended June 30, 2021 and included a discrete tax benefit of $5.2 million relating to stock option exercises. Our effective income tax rate was 25.8% for the six months ended June 30, 2020 and included a discrete tax deduction $3.7 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.6 million for the six months ended June 30, 2021 compared to $0.0 million for the six months ended June 30, 2020.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the six months ended June 30, 2021 and 2020, was $27.1 million and $14.8 million, respectively.

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

(in thousands)	Three Months Ended June 30,
	2021	2020
Net income attributable to Turning Point Brands, Inc.	$15,355	$10,295
Add:
Interest expense, net	5,522	3,295
Income tax expense	4,424	3,728
Depreciation expense	758	822
Amortization expense	479	402
EBITDA	$26,538	$18,542
Components of Adjusted EBITDA
Other (a)	-	(104)
Stock options, restricted stock, and incentives expense (b)	2,764	760
Transactional expenses (c)	702	290
FDA PMTA (d)	-	3,290
Adjusted EBITDA	$30,004	$22,778

(a)	Represents non-cash pension expense (income) and foreign exchange hedging.
(b)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(c)	Represents the fees incurred for transaction expenses.
(d)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).

(in thousands)	Six Months Ended June 30,
	2021	2020
Net income attributable to Turning Point Brands, Inc.	$27,137	$14,794
Add:
Interest expense, net	10,009	6,604
Loss on extinguishment of debt	5,706	-
Income tax expense	7,078	5,135
Depreciation expense	1,546	1,673
Amortization expense	954	827
EBITDA	$52,430	$29,033
Components of Adjusted EBITDA
Other (a)	-	(191)
Stock options, restricted stock, and incentives expense (b)	4,263	1,215
Transactional expenses (c)	1,309	1,339
FDA PMTA (d)	-	9,164
Adjusted EBITDA	$58,002	$40,560

(a)	Represents non-cash pension expense (income) and foreign exchange hedging.
(b)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(c)	Represents the fees incurred for transaction expenses.
(d)	Represents the fees incurred for transaction expenses.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash on hand, cash flows from operations and borrowing availability under our 2021 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. As of June 30, 2021, we had $157.5 million of cash on hand and have $21.4 million of availability under the 2021 Revolving Credit Facility.

Our working capital, which we define as current assets less cash and current liabilities, increased $4.4 million to $69.4 million at June 30, 2021, compared with $65.0 million at December 31, 2020. The increase was primarily due to the increase in inventories as a result of increased sales.

	As of
(in thousands)	June 30, 2021	December 31, 2020

Current assets	$130,633	$121,638
Current liabilities	61,243	56,629
Working capital	$69,390	$65,009

Cash Flows from Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $37.4 million compared to net cash provided by operating activities of $17.5 million for the six months ended June 30, 2020, an increase of $19.9 million, primarily due to higher net income resulting from increased sales.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $34.4 million compared to net cash used in investing activities of $39.7 million for the six months ended June 30, 2020, a decrease of $5.3 million, primarily due to the acquisition of certain assets from Durfort in 2020 partially offset by the purchase of investments in our MSA escrow account which reflects the change in restricted cash and the investment in Docklight Brands, Inc in 2021.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $92.2 million compared to net cash used in financing activities of $8.9 million for the six months ended June 30, 2020, an increase in cash flow of $101.1 million, primarily due to the net proceeds from the Senior Secured Notes partially offset by the repayment in full of the 2018 First Lien Term Loan in the first quarter of 2021.

Dividends and Share Repurchase

The most recent dividend of $0.055 per common share was paid on July 9, 2021, to shareholders of record at the close of business on June 18, 2021.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the six months ended June 30, 2021, was 175,000 shares for a total cost of $8.4 million and an average price per share of $47.73. The $25.7 million remains available for share repurchases under the program at June 30, 2021.

Long-Term Debt

As of June 30, 2021, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides outstanding balances of our debt instruments.

	June 30, 2021	December 31, 2020

Senior Secured Notes	$250,000	$-
2018 First Lien Term Loan	-	130,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	10,000	10,000
Note payable - Unsecured Loan	7,485	7,485
Gross notes payable and long-term debt	439,985	319,985
Less deferred finance charges	(9,565)	(5,873)
Less current maturities	(12,485)	(12,000)
Notes payable and long-term debt	$417,935	$302,112

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

2018 Credit Facility

In the first quarter of 2021, we used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt. See Note 11, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion.

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

The Convertible Senior Notes are convertible into approximately 3,206,637 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.589 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.79 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the us in excess of pre-determined thresholds of $0.04 per share. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2021.

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

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.79 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

The indenture covering the Convertible Senior Notes contains customary events of default.

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, we issued an unsecured subordinated promissory note (“Promissory Note”) in the principal amount of $10.0 million (the “Principal Amount”), with an annual interest rate of 7.5%, payable quarterly, with the first interest payment due September 10, 2020. The Principal Amount is payable in two $5.0 million installments, with the first installment due 18 months after the closing date of the acquisition (June 10, 2020), and the second installment due 36 months after the closing date of the acquisition. The second installment is subject to reduction for certain amounts payable to us as a holdback.

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

Off-balance Sheet Arrangements

During the six months ended June 30, 2021, the Company did not execute any forward contracts. At June 30, 2021, the Company had forward contracts for the purchase of €8.2 million and sale of €8.9 million outstanding. The fair value of the foreign currency contracts was based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at June 30, 2021. During 2020, the Company executed various forward contracts for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million outstanding. The fair value of the foreign currency contracts is based on quoted market prices and resulted in an asset of $0.4 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at December 31, 2020. The Company had interest rate swap contracts for a notional amount of $70 million at December 31, 2020. The fair values of the interest rate swap contracts are based upon quoted market prices and resulted in a liability of $3.7 million as of December 31, 2020, included in other long-term liabilities. The Company terminated the interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under to the 2018 First Lien Credit Facility in the first quarter of 2021 in the amount of $3.6 million, and the transaction resulted in a $5.7 million loss recorded in the loss on extinguishment of debt. See Note 11, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2020 Annual Report on Form 10-K, during the six months ended June 30, 2021. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2020 Annual Report on Form 10-K filed with the SEC.

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

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2021. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table includes information regarding purchases of our common stock made by us during the quarter ended June 30, 2021 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	-	$-	-	34,075,635
May 1 to May 31	184,090	$47.71	170,000	25,937,735
June 1 to June 31	5,000	$42.87	5,000	25,723,385
Total	189,090		175,000

(1)
The total number of shares purchased includes (a) shares purchased under the February 2020 share repurchase program (which totaled 170,000 shares in May and 5,000 shares in June) and (b) shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 14,090 shares in May). Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

18.1	Preferability letter from RSM US, LLP regarding a change in accounting method. (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Lawrence S. Wexler.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Luis Reformina.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on July 27, 2021, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: July 27, 2021