Form 10-Q
period 2021-09-30
Turning Point Brands, Inc.
filed 2021-10-26
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

At October 19, 2021, there were 18,873,183 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

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
•
the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption, as well as other supply chain concerns, including delays in product shipments and increases in freight cost;

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused by illicit products to brand equity;
•	contamination of our tobacco supply or products;
•	substantial and increasing U.S. regulation;
•	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	uncertainty and continued evolution of regulation of our NewGen and cigar products;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in state and local regulation of our NewGen products has been proposed or enacted;
•	increase in tax of our NewGen products could adversely affect our business;
•	sensitivity of end-customers to increased sales taxes and economic conditions including significant increases in the rate of inflation and other declines in purchasing power;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	significant product liability litigation;
•	the effect of the COVID-19 pandemic on our business;
•	our amount of indebtedness;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our loss of emerging growth status on December 31, 2021 and ability to comply with the additional requirements applicable to non-emerging growth companies;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
ASSETS	(unaudited) September 30, 2021	December 31, 2020
Current assets:
Cash	$130,551	$41,765
Accounts receivable, net of allowances of $138 in 2021 and $150 in 2020	8,507	9,331
Inventories	98,605	85,856
Other current assets	27,113	26,451
Total current assets	264,776	163,403
Property, plant, and equipment, net	17,596	15,524
Deferred income taxes	-	610
Right of use assets	15,984	17,918
Deferred financing costs, net	415	641
Goodwill	162,415	159,621
Other intangible assets, net	87,962	79,422
Master Settlement Agreement (MSA) escrow deposits	31,763	32,074
Other assets	42,810	26,836
Total assets	$623,721	$496,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,151	$9,201
Accrued liabilities	33,349	35,225
Current portion of long-term debt	7,485	12,000
Other current liabilities	71	203
Total current liabilities	54,056	56,629
Notes payable and long-term debt	413,553	302,112
Deferred income taxes	1,654	-
Lease liabilities	14,201	16,117
Other long-term liabilities	-	3,704
Total liabilities	483,464	378,562

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,690,884 issued shares and 18,873,183 outstanding shares at September 30, 2021, and 19,532,464 issued shares and 19,133,794 outstanding shares at December 31, 2020	197	195
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	107,269	102,423
Cost of repurchased common stock (817,701 shares at September 30, 2021 and 398,670 shares at December 31, 2020)	(30,672)	(10,191)
Accumulated other comprehensive loss	(123)	(2,635)
Accumulated earnings	61,052	23,645
Non-controlling interest	2,534	4,050
Total stockholders’ equity	140,257	117,487
Total liabilities and stockholders’ equity	$623,721	$496,049

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Three Months Ended September 30,
	2021	2020

Net sales	$109,904	$104,174
Cost of sales	55,635	55,867
Gross profit	54,269	48,307
Selling, general, and administrative expenses	31,894	32,286
Operating income	22,375	16,021
Interest expense, net	5,397	3,539
Investment income	(157)	(3)
Gain on extinguishment of debt	(375)	-
Net periodic income, excluding service cost	-	1,188
Income before income taxes	17,510	11,297
Income tax expense	4,073	2,277
Consolidated net income	13,437	9,020
Net loss attributable to non-controlling interest	(31)	-
Net income attributable to Turning Point Brands, Inc.	$13,468	$9,020

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.71	$0.47
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.65	$0.44
Weighted average common shares outstanding:
Basic	18,897,974	19,240,187
Diluted	22,364,807	22,839,797

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Nine Months Ended September 30,
	2021	2020

Net sales	$340,188	$299,826
Cost of sales	172,685	162,152
Gross profit	167,503	137,674
Selling, general, and administrative expenses	95,900	95,436
Operating income	71,603	42,238
Interest expense, net	15,406	10,143
Investment income	(292)	(128)
Loss on extinguishment of debt	5,331	-
Net periodic income, excluding service cost	-	997
Income before income taxes	51,158	31,226
Income tax expense	11,151	7,412
Consolidated net income	40,007	23,814
Net loss attributable to non-controlling interest	(598)	-
Net income attributable to Turning Point Brands, Inc.	$40,605	$23,814

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$2.14	$1.22
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.95	$1.17
Weighted average common shares outstanding:
Basic	18,988,435	19,478,297
Diluted	22,464,542	23,061,499

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended September 30,
	2021	2020
Consolidated net income	$13,437	$9,020

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain, net of tax of $0 in 2021 and $62 in 2020	-	1,816
Unrealized loss on MSA investments, net of tax of $14 in 2021 and $0 in 2020	(43)	-
Foreign currency translation, net of tax of $0 in 2021 and 2020	(637)	-
Unrealized gain on derivative instruments, net of tax of $1 in 2021 and $84 in 2020	3	238
	(677)	2,054
Consolidated comprehensive income	12,760	11,074
Comprehensive loss attributable to non-controlling interest	(306)	-
Comprehensive income attributable to Turning Point Brands, Inc.	$13,066	$11,074

	Nine Months Ended September 30,
	2021	2020
Consolidated net income	$40,007	$23,814

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain, net of tax of $0 in 2021 and $57 in 2020	-	1,830
Unrealized loss on MSA investments, net of tax of $75 in 2021 and $0 in 2020	(235)	-
Foreign currency translation, net of tax of $0 in 2021 and 2020	324	-
Unrealized gain (loss) on derivative instruments, net of tax of $811 in 2021 and $516 in 2020	2,628	(1,302)
	2,717	528
Consolidated comprehensive income	42,724	24,342
Comprehensive loss attributable to non-controlling interest	(393)	-
Comprehensive income attributable to Turning Point Brands, Inc.	$43,117	$24,342

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$40,007	$23,814
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	5,331	-
Pension settlement and curtailment loss	-	1,188
Impairment loss	-	149
(Gain) loss on sale of property, plant, and equipment	(2)	36
Depreciation expense	2,313	2,482
Amortization of other intangible assets	1,431	1,304
Amortization of deferred financing costs	1,895	1,670
Deferred income taxes	1,528	2,259
Stock compensation expense	6,015	1,986
Noncash lease (income) expense	(49)	179
Gain on MSA escrow deposits	(144)	-
Changes in operating assets and liabilities:
Accounts receivable	1,324	(1,877)
Inventories	(10,970)	(2,208)
Other current assets	(491)	(829)
Other assets	685	1,941
Accounts payable	3,488	(3,200)
Accrued postretirement liabilities	-	(54)
Accrued liabilities and other	(2,796)	4,359
Net cash provided by operating activities	$49,565	$33,199

Cash flows from investing activities:
Capital expenditures	$(4,391)	$(3,420)
Acquisitions, net of cash acquired	(16,416)	(37,735)
Payments for investments	(16,657)	-
Restricted cash, MSA escrow deposits	(14,783)	-
Proceeds on the sale of property, plant and equipment	2	3
Net cash used in investing activities	$(52,245)	$(41,152)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	$250,000	$-
Payments of 2018 first lien term loan	(130,000)	(8,000)
Settlement of interest rate swaps	(3,573)	-
Payment of promissory note	(9,625)	-
Payment of IVG note	-	(4,240)
Proceeds from unsecured notes	-	7,485
Standard Diversified Inc. reorganization, net of cash acquired	-	(1,737)
Payment of dividends	(3,056)	(2,846)
Payments of financing costs	(6,921)	(194)
Exercise of options	2,071	303
Redemption of options	(2,111)	-
Common stock repurchased	(20,481)	(7,665)
Net cash provided by (used in) financing activities	$76,304	$(16,894)

Net increase (decrease) in cash	$73,624	$(24,847)
Effect of foreign currency translation on cash	$235	$-

Cash, beginning of period:
Unrestricted	41,765	95,250
Restricted	35,074	32,074
Total cash at beginning of period	76,839	127,324

Cash, end of period:
Unrestricted	130,551	67,403
Restricted	20,147	35,074
Total cash at end of period	$150,698	$102,477

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,255	$1,081
Issuance of note payable for acquisition	$-	$10,000
Accrued consideration for acquisition	$316	$-

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended September 30, 2021 and 2020
(dollars in thousands except share data)
(unaudited)
	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total

Beginning balance July 1, 2021	18,923,523	$196	$105,460	$(24,277)	$279	$48,647	$3,963	$134,268

Unrealized loss on MSA investments, net of tax of $14	-	-	-	-	(43)	-	-	(43)
Unrealized gain on derivative instruments, net of tax of $1	-	-	-	-	3	-	-	3
Foreign currency translation, net of tax of $0	-	-	-	-	(362)	-	(275)	(637)
Stock compensation expense	-	-	1,752	-	-	-	-	1,752
Exercise of options	74,660	1	1,184	-	-	-	-	1,185
Cost of repurchased common stock	(125,000)	-	-	(6,395)	-	-	-	(6,395)
Acquisition of Recreation Marketing interest	-	-	(1,127)	-	-	-	(1,123)	(2,250)
Dividends	-	-	-	-	-	(1,063)	-	(1,063)
Net income	-	-	-	-	-	13,468	(31)	13,437
Ending balance September 30, 2021	18,873,183	$197	$107,269	$(30,672)	$(123)	$61,052	$2,534	$140,257

Beginning balance July 1, 2020	19,467,164	$197	$101,989	$(5,289)	$(5,299)	$3,933	$-	$95,531

Unrecognized pension and postretirement cost adjustment, net of tax of $62	-	-	-	-	1,816	-	-	1,816
Unrealized gain on derivative instruments, net of tax of $84	-	-	-	-	238	-	-	238
Stock compensation expense	-	-	772	-	-	-	-	772
Exercise of options	4,048	-	58	-	-	-	-	58
Cost of repurchased common stock	(82,097)	-	-	(2,376)	-	-	-	(2,376)
Standard Diversified Inc. reorganization, net	(244,214)	(2)	-	-	-	(1,735)	-	(1,737)
Dividends	-	-	-	-	-	(975)	-	(975)
Net income	-	-	-	-	-	9,020	-	9,020
Ending balance September 30, 2020	19,144,901	$195	$102,819	$(7,665)	$(3,245)	$10,243	$-	$102,347

 The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands except share data)
(unaudited)
	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total

Beginning balance January 1, 2021	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	117,487

Unrealized loss on MSA investments, net of tax of $75	-	-	-	-	(235)	-	-	(235)
Unrealized gain on derivative instruments, net of tax of $811	-	-	-	-	2,628	-	-	2,628
Foreign currency translation, net of tax of $0	-	-	-	-	119	-	205	324
Stock compensation expense	-	-	6,015	-	-	-	-	6,015
Exercise of options	158,420	2	2,069	-	-	-	-	2,071
Redemption of options	-	-	(2,111)	-	-	-	-	(2,111)
Cost of repurchased common stock	(419,031)	-	-	(20,481)	-	-	-	(20,481)
Acquisition of Recreation Marketing interest	-	-	(1,127)	-	-	-	(1,123)	(2,250)
Dividends	-	-	-	-	-	(3,198)	-	(3,198)
Net income	-	-	-	-	-	40,605	(598)	40,007
Ending balance September 30, 2021	18,873,183	$197	$107,269	$(30,672)	$(123)	$61,052	$2,534	$140,257

Beginning balance January 1, 2020	19,680,673	$197	$100,530	$-	$(3,773)	$(8,872)	$-	$88,082

Unrecognized pension and postretirement cost adjustment, net of tax of $57	-	-	-	-	1,830	-	-	1,830
Unrealized loss on derivative instruments, net of tax of $516	-	-	-	-	(1,302)	-	-	(1,302)
Stock compensation expense	-	-	1,986	-	-	-	-	1,986
Exercise of options	47,402	-	303	-	-	-	-	303
Cost of repurchased common stock	(338,960)	-	-	(7,665)	-	-	-	(7,665)
Standard Diversified Inc. reorganization, net	(244,214)	(2)	-	-	-	(1,735)	-	(1,737)
Dividends	-	-	-	-	-	(2,964)	-	(2,964)
Net income	-	-	-	-	-	23,814	-	23,814
Ending balance September 30, 2020	19,144,901	$195	$102,819	$(7,665)	$(3,245)	$10,243	$-	$102,347

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $7.1 million and $5.3 million for the three months ending September 30, 2021 and 2020, respectively. Shipping costs incurred were approximately $21.1 million and $17.4 million for the nine months ending September 30, 2021 and 2020, respectively. The implementation of the Prevent All Cigarette Trafficking Act (“PACT Act”) in the second quarter of 2021 made the delivery of vape products to customers and consumers more challenging and more costly. In addition, increased sales and higher freight rates are causing shipping costs to increase.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In a number of states, targeted flavor bans have been proposed or enacted legislatively or by the administrative process. Depending on the number and location of such bans, that legislation or regulation could have a material adverse effect on the Company’s financial position, results of operations or cash flows. Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around our products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of September 30, 2021, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.8 million. At December 31, 2020, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

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

Fair values for the U.S. Governmental agency obligations are Level 2 in the fair value hierarchy. The following tables show cost and estimated fair value of the assets held in the MSA account, respectively, as well as the maturities of the U.S. Governmental agency obligations held in such account for the periods indicated.

	As of September 30, 2021				As of December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost and Estimated Fair Value
Cash and cash equivalents	$17,146	$-	$-	$17,146	$32,074
U.S. Governmental agency obligations (unrealized loss position < 12 months)	14,927	-	(310)	14,617	-
	$32,073	$-	$(310)	$31,763	$32,074

As of September 30, 2021
Less than one year	$-
One to five years	2,000
Five to ten years	11,476
Greater than ten years	1,451
Total	$14,927

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	September 30, 2021	December 31, 2020
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	83

Total	$32,073	$32,074

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

We submitted premarket filings prior to the September 9, 2020 deadline for certain of our products and intend to supplement and complete the applications within the FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics, but does not raise different questions of public health. The FDA has indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application.

The FDA has issued a number of proposed rules related to premarket filings; however, those rules were not finalized prior to the September 9, 2020, deadline. On October 5, 2021, the FDA finalized two rules related to the Substantial Equivalence process and the Premarket Tobacco Product Application process, respectively, which both become effective November 4, 2021. Both Final Rules indicate that any new or additional requirements will not retroactively apply to currently pending PMTAs; however, the information outlined in the rule remains important to the FDA’s substantive review of an application. We believe we have products that meet the Rules and have filed premarket filings supporting a showing of the respective required standards. However, there is no assurance that the FDA’s guidance or regulations will not change, or that the FDA will not prioritize its enforcement in a manner that negatively affects our pending applications, or that unforeseen circumstances will not arise that prevent us from sufficiently supplementing or completing our applications or otherwise increase the amount of time and money we are required to spend to receive all necessary marketing orders. On September 14, 2021, the FDA issued a Marketing Denial Order (“MDO”) for certain of the Company’s proprietary e-liquid products subject of these PMTAs. The Company filed a Petition for Review in the Sixth Circuit Court of Appeals on September 23, 2021, followed by an Emergency Motion for a Stay Pending Review on September 30, 2021. On October 7, 2021, we were informed that the FDA had rescinded its September 14 MDO. We therefore withdrew both the Petition and Emergency Stay on October 8, 2021. The Rescission Letter indicated that FDA had found additional relevant information that was not adequately assessed. Although we filed many premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. This may result in the prioritization of supplementing or completing applications for high priority SKUs in our inventory position, which could adversely impact future revenues. At the time of receipt of the MDO, the Company quarantined approximately $0.7 million in the aggregate inventories of the affected products or materials subject to the MDO, which were subsequently released, once the FDA rescinded the MDO.

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

Note 3. Acquisitions

Unitabac

On July 23, 2021, the Company acquired certain assets of Unitabac, a marketer of mass-market cigars, for $10.7 million in total consideration, comprised of $9.6 million in cash and $1.1 million of capitalized transaction costs. The acquisition is comprised of a portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) Homogenized Tobacco Leaf (HTL) products and Rolled Leaf and Natural Leaf Cigarillo Products. The transaction was accounted for as an asset purchase with $10.0 million assigned to intellectual property, which has an indefinite life, and $0.7 million assigned to inventory. The intellectual property asset is deductible for tax purposes.

Direct Value Wholesale

In April 2021, ReCreation Marketing (“ReCreation”), a VIE for which the Company is considered the primary beneficiary, purchased 100% of the equity interests of Westhem Ventures LTD d/b/a Direct Value Wholesale (“DVW”) for $3.9 million, net of cash acquired, with $3.5 million paid in cash at closing and $0.5 million in accrued consideration to be paid during 2021. DVW is a Canadian distribution entity that operates in markets not primarily served by ReCreation. The acquisition expands ReCreation’s markets in Canada. On April 13, 2021, in connection with the acquisition of DVW, the Company provided a $3.7 million unsecured loan to ReCreation bearing interest at 8% per annum and maturing April 13, 2023. The unsecured loan is eliminated in the consolidation of ReCreation. As of September 30, 2021, ReCreation had not completed the accounting for the acquisition. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired and are based on management’s preliminary estimates:

Total consideration transferred	$3,462
Adjustments to consideration transferred:
Cash acquired	(43)
Accrued consideration	480
Adjusted consideration transferred	3,899
Assets acquired:
Working capital (primarily AR and inventory)	1,342
Fixed assets and Other long term assets	27
Net assets acquired	$1,369

Goodwill	$2,530

The goodwill of $2.5 million consists of the synergies expected from combining the operations and is deductible for tax purposes.

ReCreation Marketing

In July 2019, the Company obtained a 30% stake in a Canadian distribution entity, ReCreation, for $1 million paid at closing. In November 2020, the Company invested an additional $1 million related to our 30% stake. In November 2020, the Company also invested an additional $2 million increasing its ownership interest to 50%. The Company received board seats aligned with its ownership position. The Company also provided a $2.0 million unsecured loan to ReCreation bearing interest at 8% per annum and maturing November 19, 2022. The Company has determined that ReCreation is a VIE due to its required subordinated financial support. The Company has determined it is the primary beneficiary due to its 50% equity interest, additional subordinated financing and distribution agreement with ReCreation for the sale of the Company’s products. As a result, the Company began consolidating ReCreation effective November 2020. As of September 30, 2021, the Company had not completed the accounting for the acquisition. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired and are based on management’s preliminary estimates:

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

In July 2021, the Company invested an additional $2.3 million in ReCreation increasing its ownership interest to 65%. The Company received board seats aligned with its ownership position. The Company has determined that ReCreation continues to be a VIE due to its required subordinated financial support. The Company has determined it remains the primary beneficiary due to its 65% equity interest, additional subordinated financing and distribution agreement with ReCreation for the sale of the Company’s products. As a result of the Company remaining the primary beneficiary, the increase in ownership interest resulted in a decrease in Non-controlling interest of $1.1 million and a decrease in Additional paid-in capital of $1.1 million

Standard Diversified Inc. (“SDI”) Reorganization

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2020, the Company executed various forward contracts, which met hedge accounting requirements, for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At September 30, 2021, the Company had forward contracts for the purchase of €3.3 million and sale of €3.6 million outstanding. The foreign currency contracts’ fair value at September 30, 2021, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million outstanding. The foreign currency contracts’ fair value at December 31, 2020, resulted in an asset of $0.4 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk relating to the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fixed LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value was recorded to other comprehensive income. The Company used the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at December 31, 2020, resulted in a liability of $3.7 million included in other long-term liabilities. Losses of $1.0 million were reclassified into interest expense for the nine months ended September 30, 2020. The Company terminated the interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under the 2018 First Lien Credit Facility (as defined below) in the first quarter of 2021 with the early termination payment made by the Company in the amount of $3.6 million which was reclassified out of accumulated other comprehensive loss into loss on extinguishment of debt.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined below) bear interest at a rate of 5.625% per year and the fair value of the Senior Secured Notes approximate their carrying value of $250 million due to the recency of the notes’ issuance, related to the quarter ended September 30, 2021.

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

The Convertible Senior Notes (as defined) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $158.6 million, with a carrying value of $172.5 million as of September 30, 2021. As of December 31, 2020, the fair value of the Convertible Senior Notes approximated $155.3 million, with a carrying value of $172.5 million.

Note Payable – Promissory Note

The Company’s Promissory Note bore interest at a rate of 7.5% per year. The fair value of the Promissory Note approximated its carrying value of $10.0 million at December 31, 2020, due to the recency of the note’s issuance, related to the year ended December 31, 2020. The Company prepaid all outstanding amounts under the Promissory Note in the third quarter of 2021.

Note Payable – Unsecured Loan

The Company’s Unsecured Note bears interest at a rate of 1.0% per year, and the fair value of the Unsecured Note approximated $7.4 million, with a carrying value of $7.5 million as of September 30, 2021. The fair value of the Unsecured Note approximated its carrying value of $7.5 million at December 31, 2020, due to the recency of the note’s issuance, related to the quarter ended December 31, 2020. The Unsecured Note was forgiven in October 2021. The extinguishment of the Unsecured Note will occur in the fourth quarter of 2021.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

At September 30, 2021, the Company had forward contracts for the purchase of €3.3 million and sale of €3.6 million. The fair value of the foreign exchange contracts is based upon quoted market prices for similar instruments, thus leading to them being categorized as level 2 instruments within the fair value hierarchy, and resulted in an asset of $0.0 million and a liability of $0.0 million as of September 30, 2021. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million resulting in an asset of $0.4 million and a liability of $0.0 million as of December 31, 2020.

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

The Company applied this change retrospectively to all prior periods presented. This change resulted in a $4.5 million increase in Accumulated earnings as of December 31, 2020, from $12.1 million to $16.6 million and a $4.3 million decrease in Accumulated deficit as of December 31, 2019, from $15.3 million to $11.0 million. In addition, the following financial statement line items in the Company’s Consolidated Balance Sheets as of December 31, 2020 and its Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 were adjusted as follows:

Consolidated Statement of Income	For the three months ended September 30, 2020
	As Originally Reported	Effect of LIFO Change	As Adjusted
Cost of sales	$55,867	$-	$55,867
Income before income taxes	$9,612	$-	$9,612
Income tax expense	$1,816	$-	$1,816
Net income attributable to Turning Point Brands, Inc.	$7,796	$-	$7,796
Earnings per common share:
Basic	$0.41	$-	$0.41
Diluted	$0.40	$-	$0.40

	For the nine months ended September 30, 2020
	As Originally Reported	Effect of LIFO Change	As Adjusted
Cost of sales	$161,996	$156	$162,152
Income before income taxes	$26,327	$(156)	$26,171
Income tax expense	$6,029	$-	$6,029
Net income attributable to Turning Point Brands, Inc.	$20,298	$(156)	$20,142
Earnings per common share:
Basic	$1.04	$(0.01)	$1.03
Diluted	$1.02	$(0.01)	$1.01

Consolidated Balance Sheets	December 31, 2020
	As Originally Reported	Effect of LIFO Change	As Adjusted
Inventories	$79,750	$6,106	$85,856
Deferred income taxes	$4,082	$1,584	$5,666
Accumulated earnings (deficit)	$12,058	$4,522	$16,580

Consolidated Statement of Cash Flows	For the nine months ended September 30, 2020
	As Originally Reported	Effect of LIFO Change	As Adjusted
Consolidated net income	$20,298	$(156)	$20,142
Deferred income taxes	$876	$-	$876
Inventories	$(2,364)	$156	$(2,208)

The components of inventories are as follows:

	September 30, 2021	December 31, 2020
Raw materials and work in process	$6,892	$8,137
Leaf tobacco	38,151	32,948
Finished goods - Zig-Zag Products	26,839	14,903
Finished goods - Stoker’s Products	11,666	9,727
Finished goods - NewGen products	13,554	18,916
Other	1,503	1,225
Inventories	$98,605	$85,856

The inventory valuation allowance was $6.8 million and $9.9 million as of September 30, 2021, and December 31, 2020, respectively.

Note 7. Other Current Assets

Other current assets consist of:

	September 30, 2021	December 31, 2020
Inventory deposits	$9,423	$7,113
Insurance deposit	3,000	3,000
Prepaid taxes	1,533	813
Other	13,157	15,525
Total	$27,113	$26,451

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	September 30, 2021	December 31, 2020
Land	$22	$22
Buildings and improvements	3,069	2,750
Leasehold improvements	4,739	4,702
Machinery and equipment	19,352	15,612
Furniture and fixtures	9,281	9,025
Gross property, plant and equipment	36,463	32,111
Accumulated depreciation	(18,867)	(16,587)
Net property, plant and equipment	$17,596	$15,524

Note 9. Other Assets

Other assets consist of:

	September 30, 2021	December 31, 2020
Equity investments	$32,749	$24,018
Debt security investment	8,000	-
Other	2,061	2,818
Total	$42,810	$26,836

On July 21, 2021, the Company invested $8 million in Old Pal Holding Company LLC (“Old Pal”). The Company invested in the form of a convertible note which includes additional follow-on investment rights.  Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The Company’s investment will enable Old Pal to expand product offerings in existing states, which include California, Nevada, Michigan, Oklahoma, Ohio, Washington and Massachusetts, and will help create the infrastructure necessary to support continued territory and product expansion. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026. Interest and principal are payable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on sales levels of Old Pal meeting certain thresholds. The weighted average interest rate was 3% for the three months ended September 30, 2021. Old Pal has the option to convert the note into shares once sales reach a certain threshold. Additionally, the Company has the right to convert the note into shares at any time after January 1, 2022. The conditions required to allow Old Pal to convert the note were not met as of September 30, 2021.

On April 19, 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	September 30, 2021	December 31, 2020
Accrued payroll and related items	$7,029	$9,459
Customer returns and allowances	7,635	5,259
Taxes payable	4,409	4,326
Lease liabilities	3,159	3,228
Accrued interest	2,837	2,096
Other	8,280	10,857
Total	$33,349	$35,225

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	September 30, 2021	December 31, 2020
Senior Secured Notes	$250,000	$-
2018 First Lien Term Loan	-	130,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	-	10,000
Note payable - Unsecured Loan	7,485	7,485
Gross notes payable and long-term debt	429,985	319,985
Less deferred finance charges	(8,947)	(5,873)
Less current maturities	(7,485)	(12,000)
Notes payable and long-term debt	$413,553	$302,112

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

The Convertible Senior Notes are convertible into approximately 3,207,293 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.593 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.78 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2021.

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

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.78 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

The indenture covering the Convertible Senior Notes contains customary events of default.

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, the Company issued the Promissory Note in the principal amount of $10.0 million (the “Principal Amount”), with an annual interest rate of 7.5%, payable quarterly, with the first interest payment due September 10, 2020. The Principal Amount was payable in two $5.0 million installments, with the first installment due 18 months after the closing date of the acquisition (June 10, 2020), and the second installment due 36 months after the closing date of the acquisition. The second installment was subject to reduction for certain amounts payable to the Company as a holdback. The Company prepaid all outstanding amounts under and terminated the Promissory Note in the third quarter of 2021 in the amount of $9.6 million. The transaction resulted in a $0.4 million gain on extinguishment of debt.

Unsecured Loan

On April 6, 2020, the 2018 First Lien Credit Facility was amended to allow for an unsecured loan under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”). On April 17, 2020, National Tobacco Company, L.P., a subsidiary of the Company, entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan. The proceeds of the loan were received on April 27, 2020. The loan is scheduled to mature on April 17, 2022 and has a 1.00% interest rate. During 2021, the Company applied for forgiveness for the loan. On October 15, 2021, the Company received notice that its application for forgiveness was fully approved. The Company anticipates that the extinguishment of the unsecured loan will occur in the fourth quarter of 2021, resulting in a gain on extinguishment of debt of $7.5 million.

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

The components of lease expense consisted of the following:

	Three Months Ended September 30,
	2021	2020
Operating lease cost
Cost of sales	$225	$225
Selling, general and administrative	771	643
Variable lease cost (1)	214	96
Short-term lease cost	13	11
Sublease income	-	(30)
Total	$1,223	$945

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Nine Months Ended September 30,
	2021	2020
Operating lease cost
Cost of sales	$682	$683
Selling, general and administrative	2,285	1,647
Variable lease cost (1)	954	452
Short-term lease cost	35	120
Sublease income	(60)	(90)
Total	$3,896	$2,812

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	September 30, 2021	December 31, 2020
Assets:
Right of use assets	$15,984	$17,918
Total lease assets	$15,984	$17,918

Liabilities:
Current lease liabilities (2)	$3,159	$3,228
Long-term lease liabilities	14,201	16,117
Total lease liabilities	$17,360	$19,345

(2)	Reported within accrued liabilities on the balance sheet

	As of September 30,
	2021	2020
Weighted-average remaining lease term - operating leases	6.8 years	7.4 years
Weighted-average discount rate - operating leases	4.93%	4.93%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit interest rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

As of September 30, 2021, maturities of lease liabilities consisted of the following:

September 30, 2021
2021	$989
2022	3,870
2023	3,679
2024	2,485
2025	2,125
Years thereafter	7,428
Total lease payments	$20,576
Less: Imputed interest	3,216
Present value of lease liabilities	$17,360

Note 13. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2021, was 23.3% and 21.8%, respectively, which includes a discrete tax deduction of $1.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively, relating to stock option exercises. The Company’s effective income tax rate for the three and nine months ended September 30, 2020, was 20.2% and 23.7%, respectively, which includes a discrete tax deduction of $0.0 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, relating to stock option exercises.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that the Company did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2018.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020

Service cost	$-	$-	$-	$-
Interest cost	-	-	-	-
Expected return on plan assets	-	-	-	-
Amortization of (gains) losses	-	-	-	-
Settlement and curtailment loss	-	1,188	-	-
Net periodic benefit income	$-	$1,188	$-	$-

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020

Service cost	$-	$-	$-	$-
Interest cost	-	190	-	-
Expected return on plan assets	-	(322)	-	-
Amortization of (gains) losses	-	72	-	(131)
Settlement and curtailment loss	-	1,188	-	-
Net periodic benefit income	$-	$1,128	$-	$(131)

Note 15. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2021, net of forfeitures, there were 8,637 Restricted Stock Units (“RSUs”) and 7,500 options granted under the 2021 Plan. There are 1,378,711 shares available for grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	696,716	$18.13	$6.17

Granted	155,000	14.85	4.41
Exercised	(135,146)	6.37	2.74
Forfeited	(5,510)	27.25	8.64
Outstanding, December 31, 2020	711,060	19.58	6.42

Granted	119,500	50.93	13.58
Exercised	(202,768)	10.22	6.35
Forfeited	(5,749)	31.61	9.44
Outstanding, September 30, 2021	622,043	$28.54	$8.70

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020, was $7.9 million, and $0.9 million, respectively.

At September 30, 2021, under the 2006 Plan, the outstanding stock options’ exercise price for 87,340 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 2.67 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At September 30, 2021, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 20, 2019	October 24, 2019	March 18, 2020	February 18, 2021	May 3, 2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at September 30, 2021	27,050	47,483	67,417	142,284	25,000	107,219	98,750	12,000
Number exercisable at September 30, 2021	27,050	47,483	67,417	110,015	16,750	33,167	9,500	-
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	5.37	5.63	6.44	7.47	8.07	8.47	9.39	9.59
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

May 17, 2021
Number of options granted	7,500
Options outstanding at September 30, 2021	7,500
Number exercisable at September 30, 2021	-
Exercise price	$45.05
Remaining lives	9.63
Risk free interest rate	0.84%
Expected volatility	31.50%
Expected life	6.000
Dividend yield	0.63%
Fair value at grant date	$13.23

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded compensation expense related to the options of approximately $2.0 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. Total unrecognized compensation expense related to options at September 30, 2021, is $1.0 million, which will be expensed over 2.06 years.

Performance-Based Restricted Stock Units

Performance-Based Restricted Stock Units (“PRSUs”) are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of September 30, 2021, there are 561,211 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of September 30, 2021.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019	March 18, 2020	December 28, 2020	February 18, 2021
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582	94,000	88,169	100,000
PRSUs outstanding at September 30, 2021	83,000	93,000	84,600	-	21,342	92,400	88,169	98,700
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15	$14.85	$46.42	$51.75
Remaining lives	0.25	1.25	2.25	-	1.25	3.25	2.25	4.25

The Company recorded compensation expense related to the PRSUs of approximately $1.3 million and $0.4 million in the consolidated statements of income for the three months ended September 30, 2021 and 2020, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $3.9 million and $1.1 million in the consolidated statements of income for the nine months ended September 30, 2021 and 2020, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at September 30, 2021, is $9.9 million which will be expensed over the service periods based on the probability of achieving the performance condition.

Note 16. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of SDI with a TPB subsidiary pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. The complaint purports to assert two derivative counts for breach of fiduciary duty on TPB’s behalf and against the TPB Board of Directors and certain SDI affiliates. The third count purports to assert a direct claim against TPB and its Board of Directors based on allegations that TPB’s Amended and Restated Bylaws are inconsistent with TPB’s certificate of incorporation. On October 26, 2020, the TPB Board of Directors adopted Amendment No. 1 to TPB’s Amended and Restated Bylaws, which amended the challenged section of the bylaws. On June 30, 2021, the court granted in part and denied in part the defendants’ motions to dismiss. Among other things, the court dismissed TPB director H.C. Charles Diao as a defendant in the action and dismissed the third count of the plaintiff’s complaint as moot. The remaining defendants answered the complaint on August 23, 2021. While the Company believes it has good and valid defenses to the claims, there can be no assurance that the Company will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time to time responding parties to arbitration demands brought by franchisees. One of our subsidiaries, which we acquired in 2018, is the franchisor of the VaporFi system. This subsidiary is a responding party in an arbitration brought by a former franchisee claiming, among other things, violations of Federal Trade Commission Rules and Florida law. These allegations relate to the franchise disclosure document (FDD) utilized by the franchise system, a small vapor store chain, prior to our acquisition of the chain in 2018. We believe that we have good and valid substantive defenses against these claims and will vigorously defend ourselves in the arbitration.

We have also been named in a lawsuit brought by a different former franchisee represented by the same firm that represents the plaintiff in the action described above. This case relates to the termination of the franchise agreement by the franchisor for failure to pay franchising fees and our subsequent demand that the franchisee cease using our marks and de-image locations formerly housing the franchises. The franchisee filed suit against us in the U.S. District Court for the Southern District of Florida sixteen months after our demand. The franchisee is claiming tortious interference and conversion. We believe that the suit was improperly brought before the U.S. District Court for the South District of Florida because the related franchising agreements included a mandatory arbitration clause. We believe we have good and valid substantive defenses against the claims and intend on vigorously defending our interests in this matter.

Note 17. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$13,468			$9,020

Denominator
Weighted average		18,897,974	$0.71		19,240,187	$0.47

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$13,468			$9,020
Interest expense related to Convertible Senior Notes, net of tax	1,054			1,047
Diluted net income attributable to Turning Point Brands. Inc.	$14,522			$10,067

Denominator
Basic weighted average		18,897,974			19,240,187
Convertible Senior Notes		3,207,293			3,202,808
Stock options		259,540			396,802
		22,364,807	$0.65		22,839,797	$0.44

	Nine Months Ended September 30,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$40,605			$23,814

Denominator
Weighted average		18,988,435	$2.14		19,478,297	$1.22

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$40,605			$23,814
Interest expense related to Convertible Senior Notes	3,162			3,141
Diluted net income attributable to Turning Point Brands. Inc.	$43,767			$26,955

Denominator
Basic weighted average		18,988,435			19,478,297
Convertible Senior Notes		3,207,293			3,202,808
Stock options		268,814			380,394
		22,464,542	$1.95		23,061,499	$1.17

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

The tables below present financial information about reported segments:

	Three Months Ended September 30,
	2021	2020
Net sales
Zig-Zag products	$42,234	$35,973
Stoker’s products	30,472	29,764
NewGen products	37,198	38,437
Total	$109,904	$104,174

Gross profit
Zig-Zag products	$23,703	$21,263
Stoker’s products	17,104	16,042
NewGen products	13,462	11,002
Total	$54,269	$48,307

Operating income (loss)
Zig-Zag products	$17,122	$16,827
Stoker’s products	13,305	11,466
NewGen products	2,027	745
Corporate unallocated (1)(2)(3)	(10,079)	(13,017)
Total	$22,375	$16,021

Interest expense, net	5,397	3,539
Investment income	(157)	(3)
Gain on extinguishment of debt	(375)	-
Net periodic income, excluding service cost	-	1,188

Income before income taxes	$17,510	$11,297

Capital expenditures
Zig-Zag products	$12	$-
Stoker’s products	2,209	1,450
NewGen products	2	14
Total	$2,223	$1,464

Depreciation and amortization
Zig-Zag products	$90	$91
Stoker’s products	638	562
NewGen products	516	633
Total	$1,244	$1,286

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $5.3 million in 2020.
(3)	Shipping costs are included in the applicable operating segment and not in Corporate unallocated.

	Nine Months Ended September 30,
	2021	2020
Net sales
Zig-Zag products	$130,440	$92,290
Stoker’s products	93,096	87,081
NewGen products	116,652	120,455
Total	$340,188	$299,826

Gross profit
Zig-Zag products	$76,342	$53,066
Stoker’s products	51,142	46,424
NewGen products	40,019	38,184
Total	$167,503	$137,674

Operating income (loss)
Zig-Zag products	$57,897	$41,471
Stoker’s products	39,386	33,296
NewGen products	5,690	4,493
Corporate unallocated (1)(2)(3)	(31,370)	(37,022)
Total	$71,603	$42,238

Interest expense, net	15,406	10,143
Investment income	(292)	(128)
Loss on extinguishment of debt	5,331	-
Net periodic income, excluding service cost	-	997

Income before income taxes	$51,158	$31,226

Capital expenditures
Zig-Zag products	$110	$-
Stoker’s products	4,226	3,148
NewGen products	55	272
Total	$4,391	$3,420

Depreciation and amortization
Zig-Zag products	$297	$91
Stoker’s products	1,901	1,605
NewGen products	1,546	2,090
Total	$3,744	$3,786

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $14.4 million in 2020.
(3)	Shipping costs are included in the applicable operating segment and not in Corporate unallocated.

	September 30, 2021	December 31, 2020
Assets
Zig-Zag products	$230,291	$206,900
Stoker’s products	151,494	133,016
NewGen products	80,868	91,116
Corporate unallocated (1)	161,068	65,017
Total	$623,721	$496,049

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended September 30,
	2021	2020
Business to Business	$27,169	$26,080
Business to Consumer - Online	9,959	10,880
Business to Consumer - Corporate store	-	1,389
Other	70	88
Total	$37,198	$38,437

	NewGen Segment
	Nine Months Ended September 30,
	2021	2020
Business to Business	$85,141	$81,727
Business to Consumer - Online	31,255	34,066
Business to Consumer - Corporate store	-	4,500
Other	256	162
Total	$116,652	$120,455

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended September 30,
	2021	2020
Domestic	$102,255	$100,492
Foreign	7,649	3,682
Total	$109,904	$104,174

	Nine Months Ended September 30,
	2021	2020
Domestic	$318,166	$290,050
Foreign	22,022	9,776
Total	$340,188	$299,826

Note 19. Dividends and Share Repurchase

The most recent dividend of $0.055 per common share was paid on October 8, 2021, to shareholders of record at the close of business on September 17, 2021.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended September 30, 2021, was 125,000 shares for a total cost of $6.4 million and an average price per share of $51.16. $19.3 million remains available for share repurchases under the program at September 30, 2021.

Note 20. Subsequent Events

During 2021, the Company applied for forgiveness of its unsecured loan under CARES. On October 15, 2021, the Company received notice that its application for forgiveness was fully approved. The Company anticipates that the extinguishment of the unsecured loan will occur in the fourth quarter of 2021, resulting in a gain on extinguishment of debt of $7.5 million.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income;
•	Freight and shipping costs and the availability of adequate freight for our shipments;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including the “deeming regulations”;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to integrate acquisitions.

Recent Developments

Share Repurchase Authorization Increase

On October 25, 2021, the Board of Directors of Turning Point Brands increased the Company’s share repurchase authorization by $30.7 million to an aggregate amount of $50.0 million, including approximately $19.3 million available for repurchases under the Board’s previous authorization approved on February 25, 2020.

The repurchase authorization permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan or other arrangements. The timing, manner, price and amount of any repurchases will be determined by the Company’s management in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The repurchase authorization does not obligate the Company to purchase any specific number of shares and may be suspended or discontinued at any time.

Final Rule Related to PACT Act Published

On October 21, 2021, the United States Postal Service (“USPS”) published a Final Rule entitled “Treatment of E-Cigarettes in the Mail,” which followed its earlier publication of the Proposed Rule on February 19, 2021. This Final Rule was required as a result of the inclusion of Division FF, Title VI (Preventing Online Sales of E-Cigarettes to Children or “POSECA”) in the Further Consolidated Appropriations Act, 2021. POSECA, among other things, expanded the definition of “cigarettes” in the Jenkins Act and Prevent All Cigarette Trafficking (“PACT”) Act to expressly capture “electronic nicotine delivery systems,” i.e., ENDS. Consistent with the Proposed Rule, the Final Rule extends the existing prohibition on and exceptions to the mailing of “cigarettes” via USPS to ENDS products, other than the Consumer Testing and Public Health exceptions. Specifically, the Final Rule extends the following exceptions to the prohibition on mailing of ENDS products: the Business/Regulatory Purposes Exception, the Certain Individuals Exception, and the exception for intra-Alaska and intra-Hawaii shipments. While the Final Rule is largely in line with our expectations, we expect a transition period as we adjust our logistics.

Unitabac

On July 23, 2021, we acquired certain assets of Unitabac, a marketer of mass-market cigars, for $10.7 million in total consideration, comprised of $9.6 million in cash and $1.1 million of capitalized transaction costs. The acquisition is comprised of a robust portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) Homogenized Tobacco Leaf (HTL) products and Rolled Leaf and Natural Leaf Cigarillo Products.

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

Direct Value Wholesale

In April 2021, ReCreation Marketing (“ReCreation”), a VIE for which we are considered the primary beneficiary, purchased 100% of the equity interest of Westhem Ventures LTD d/b/a Direct Value Wholesale (“DVW”) for $3.9 million satisfied through $3.5 million paid in cash and $0.5 million in accrued consideration to be paid during 2021. DVW is Canadian distribution entity that operates in markets not primarily served by ReCreation. The acquisition expands ReCreation’s markets in Canada.

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

Premarket Tobacco Applications

We submitted Premarket Tobacco Applications (“PMTAs”) covering 250 products to the FDA prior to the September 9, 2020 filing deadline. The PMTAs cover a broad assortment of products in the vapor category including multiple proprietary e-liquid offerings in varying nicotine strengths, technologies and sizes; proprietary replacement parts and components of open system tank devices through partnerships with two leading manufacturers for exclusive distribution of products in the United States; and a closed system e-cigarette, covering $0.7 million of inventory that was quarantined as of September 30, 2021. On September 14, 2021, the FDA issued a Marketing Denial Order (“MDO”) for certain of the Company’s proprietary e-liquid products subject of these PMTAs. The Company filed a Petition for Review in the Sixth Circuit Court of Appeals on September 23, 2021, followed by an Emergency Motion for a Stay Pending Review on September 30, 2021. On October 7, 2021, we were informed that the FDA had rescinded its September 14 MDO. We therefore withdrew both the Petition and Emergency Stay on October 8, 2021. The Rescission Letter indicated that the FDA had found additional relevant information that was not adequately assessed.  The Rescission Letter further clarified that the FDA presently has no intention of initiating any regulatory enforcement action against the products.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021, to the Three Months Ended September 30, 2020

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$42,234	$35,973	17.4%
Stoker’s products	30,472	29,764	2.4%
NewGen products	37,198	38,437	-3.2%
Total net sales	109,904	104,174	5.5%
Cost of sales	55,635	55,867	-0.4%
Gross profit
Zig-Zag products	23,703	21,263	11.5%
Stoker’s products	17,104	16,042	6.6%
NewGen products	13,462	11,002	22.4%
Total gross profit	54,269	48,307	12.3%

Selling, general, and administrative expenses	31,894	32,286	-1.2%
Operating income	22,375	16,021	39.7%
Interest expense, net	5,397	3,539	52.5%
Investment income	(157)	(3)	5133.3%
Gain on extinguishment of debt	(375)	-	NM
Net periodic income, excluding service cost	-	1,188	-100.0%
Income before income taxes	17,510	11,297	55.0%
Income tax expense	4,073	2,277	78.9%
Consolidated net income	13,437	9,020	49.0%
Net loss attributable to non-controlling interest	(31)	-	NM
Net income attributable to Turning Point Brands, Inc.	$13,468	$9,020	49.3%

Net Sales:  For the three months ended September 30, 2021, consolidated net sales increased to $109.9 million from $104.2 million for the three months ended September 30, 2020, an increase of $5.7 million or 5.5%. The increase in net sales was primarily driven by increased sales volume in the Zig-Zag Products segment.

For the three months ended September 30, 2021, net sales in the Zig-Zag Products segment increased to $42.2 million from $36.0 million for the three months ended September 30, 2020, an increase of $6.3 million or 17.4%. For the three months ended September 30, 2021, volume increased 17.0% and price/mix increased 0.4%. The increase in net sales was led by our Canadian business which benefited from the consolidation of ReCreation in the current year period. This growth was complemented by double-digit growth in U.S. rolling papers and our E-Commerce business.

For the three months ended September 30, 2021, net sales in the Stoker’s Products segment increased to $30.5 million from $29.8 million for the three months ended September 30, 2020, an increase of $0.7 million or 2.4%. For the three months ended September 30, 2021, volume decreased 4.1% and price/mix increased 6.5%. The increase in net sales was driven by the continuing double-digit growth of Stoker’s® MST offset by single-digit decline in loose-leaf chewing tobacco.

For the three months ended September 30, 2021, net sales in the NewGen products segment decreased to $37.2 million from $38.4 million for the three months ended September 30, 2020, a decrease of $1.2 million or 3.2%. The decrease in net sales was primarily the result of declines in the vape distribution businesses as a result of strong B2C orders during stay-at-home provisions in the prior year.

Gross Profit:  For the three months ended September 30, 2021, consolidated gross profit increased to $54.3 million from $48.3 million for the three months ended September 30, 2020, an increase of $6.0 million or 12.3%. Gross profit as a percentage of revenue increased to 49.4% for the three months ended September 30, 2021, compared to 46.4% for the three months ended September 30, 2020 driven by increased margin in the NewGen Products and Stoker’s Products segments.

For the three months ended September 30, 2021, gross profit in the Zig-Zag Products segment increased to $23.7 million from $21.3 million for the three months ended September 30, 2020, an increase of $2.4 million or 11.5%. Gross profit as a percentage of net sales decreased to 56.1% of net sales for the three months ended September 30, 2021, from 59.1% of net sales for the three months ended September 30, 2020, as a result of the consolidation of ReCreation in the current year period which operates at lower margins than our traditional business.

For the three months ended September 30, 2021, gross profit in the Stoker’s Products segment increased to $17.1 million from $16.0 million for the three months ended September 30, 2020, an increase of $1.1 million or 6.6%. Gross profit as a percentage of net sales increased to 56.1% of net sales for the three months ended September 30, 2021, from 53.9% of net sales for the three months ended September 30, 2020, primarily as a result of strong incremental margin contribution of MST.

For the three months ended September 30, 2021, gross profit in the NewGen products segment increased to $13.5 million from $11.0 million for the three months ended September 30, 2020, an increase of $2.5 million or 22.4%. Gross profit as a percentage of net sales increased to 36.2% of net sales for the three months ended September 30, 2021, from 28.6% of net sales for the three months ended September 30, 2020, primarily as a result of increased margins in the vape distribution businesses.

Selling, General, and Administrative Expenses:  For the three months ended September 30, 2021, selling, general, and administrative expenses decreased to $31.9 million from $32.3 million for the three months ended September 30, 2020, a decrease of $0.4 million or 1.2%. Selling, general and administrative expenses in the three months ended September 30, 2021 included $1.8 million of stock options, restricted stock and incentives expense, $0.2 million of transaction income and $1.0 million of expense related to PMTA. Selling, general and administrative expenses in the three months ended September 30, 2020 included $0.8 million of stock option, restricted stock and incentives expense, $0.6 million of transaction costs and $5.3 million of expense related to PMTA. The increase in selling, general, and administrative expenses is the result of variable costs in our online businesses as well as increased shipping costs from PACT Act implementation for vape products and higher freight rates across all segments combined with the impact of the consolidation of ReCreation in the current year period.

Interest Expense, net:  For the three months ended September 30, 2021, interest expense, net increased to $5.4 million, from $3.5 million for the three months ended September 30, 2020 as a result of the completion of the offering of the Senior Secured Notes and related refinancing of the 2018 First Lien Credit Facility which increased the Company’s outstanding debt.

Investment Income:  For the three months ended September 30, 2021, investment income increased to $0.2 million, from $0.0 million for the three months ended September 30, 2020.

Gain on Extinguishment of Debt: Gain on extinguishment of debt was $0.4 million for the three months ended September 30, 2021 related to the entire repayment of the $10 million Promissory Note from the acquisition of certain Durfort assets for a total payment of $9.6 million, compared to $0.0 million for the three months ended September 30, 2020.

Net Periodic Income: Net periodic income was $0.0 million for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020.

Income Tax Expense:  Our income tax expense of $4.1 million was 23.3% of income before income taxes for the three months ended September 30, 2021 and included a discrete tax benefit of $1.0 million relating to stock option exercises. Our effective income tax rate was 20.2% for the three months ended September 30, 2020 and included a discrete tax benefit $0.6 million from the shutdown of the pension plan.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.0 million for the three months ended September 30, 2021 compared to $0.0 million for the three months ended September 30, 2020.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended September 30, 2021 and 2020, was $13.5 million and $9.0 million, respectively.

Comparison of the Nine Months Ended September 30, 2021, to the Nine Months Ended September 30, 2020

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2021	2020	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$130,440	$92,290	41.3%
Stoker’s products	93,096	87,081	6.9%
NewGen products	116,652	120,455	-3.2%
Total net sales	340,188	299,826	13.5%
Cost of sales	172,685	162,152	6.5%
Gross profit
Zig-Zag products	76,342	53,066	43.9%
Stoker’s products	51,142	46,424	10.2%
NewGen products	40,019	38,184	4.8%
Total gross profit	167,503	137,674	21.7%

Selling, general, and administrative expenses	95,900	95,436	0.5%
Operating income	71,603	42,238	69.5%
Interest expense, net	15,406	10,143	51.9%
Investment income	(292)	(128)	128.1%
Loss on extinguishment of debt	5,331	-	NM
Net periodic income, excluding service cost	-	997	-100.0%
Income before income taxes	51,158	31,226	63.8%
Income tax expense	11,151	7,412	50.4%
Consolidated net income	40,007	23,814	68.0%
Net loss attributable to non-controlling interest	(598)	-	NM
Net income attributable to Turning Point Brands, Inc.	$40,605	$23,814	70.5%

Net Sales:  For the nine months ended September 30, 2021, consolidated net sales increased to $340.2 million from $299.8 million for the nine months ended September 30, 2020, an increase of $40.4 million or 13.5%. The increase in net sales was primarily driven by increased sales volume in the Zig-Zag Products segment.

For the nine months ended September 30, 2021, net sales in the Zig-Zag Products segment increased to $130.4 million from $92.3 million for the nine months ended September 30, 2020, an increase of $38.2 million or 41.3%. For the nine months ended September 30, 2021, volume increased 37.3% and price/mix increased 4.0%. The increase in net sales was led by double-digit growth in sales of our MYO cigar wraps business, which experienced COVID-related manufacturing disruption in the prior year period. This growth was complemented by our Canadian business which benefited from the consolidation of ReCreation in the current year period  and double-digit growth in U.S. rolling papers.

For the nine months ended September 30, 2021, net sales in the Stoker’s Products segment increased to $93.1 million from $87.1 million for the nine months ended September 30, 2020, an increase of $6.0 million or 6.9%. For the nine months ended September 30, 2021, volume increased 1.0% and price/mix increased 5.9%. The increase in net sales was driven by the continuing double-digit growth of Stoker’s® MST offset by low single-digit decline in loose-leaf chewing tobacco.

For the nine months ended September 30, 2021, net sales in the NewGen products segment decreased to $116.7 million from $120.5 million for the nine months ended September 30, 2020, a decrease of $3.8 million or 3.2%. The decrease in net sales was primarily the result of declines in the vape distribution businesses as a result of strong B2C orders during stay-at-home provisions in the prior year.

Gross Profit:  For the nine months ended September 30, 2021, consolidated gross profit increased to $167.5 million from $137.7 million for the nine months ended September 30, 2020, an increase of $29.8 million or 21.7%. Gross profit as a percentage of revenue increased to 49.2% for the nine months ended September 30, 2021, compared to 45.9% for the nine months ended September 30, 2020 driven by increased margin in the Zig-Zag Products segment as a result of the Durfort transaction in June 2020.

For the nine months ended September 30, 2021, gross profit in the Zig-Zag Products segment increased to $76.3 million from $53.1 million for the nine months ended September 30, 2020, an increase of $23.3 million or 43.9%. Gross profit as a percentage of net sales increased to 58.5% of net sales for the nine months ended September 30, 2021, from 57.5% of net sales for the nine months ended September 30, 2020, as a result of increased MYO cigar wraps sales combined with margin increases as a result of the Durfort transaction in September 2020.

For the nine months ended September 30, 2021, gross profit in the Stoker’s Products segment increased to $51.1 million from $46.4 million for the nine months ended September 30, 2020, an increase of $4.7 million or 10.2%. Gross profit as a percentage of net sales increased to 54.9% of net sales for the nine months ended September 30, 2021, from 53.3% of net sales for the nine months ended September 30, 2020, primarily as a result of strong incremental margin contribution of MST.

For the nine months ended September 30, 2021, gross profit in the NewGen products segment increased to $40.0 million from $38.2 million for the nine months ended September 30, 2020, an increase of $1.8 million or 4.8%. Gross profit as a percentage of net sales increased to 34.3% of net sales for the nine months ended September 30, 2021, from 31.7% of net sales for the nine months ended September 30, 2020, primarily as a result of increased margins in the vape distribution businesses.

Selling, General, and Administrative Expenses:  For the nine months ended September 30, 2021, selling, general, and administrative expenses increased to $95.9 million from $95.4 million for the nine months ended September 30, 2020, an increase of $0.5 million or 0.5%. Selling, general and administrative expenses in the nine months ended September 30, 2021 included $6.0 million of stock options, restricted stock and incentives expense (including $1.1 million for accelerated vesting of options for a departing executive), $1.1 million of transaction expenses and $1.9 million of expenses related to PMTA. Selling, general and administrative expenses in the nine months ended September 30, 2020 included $2.0 million of stock option, restricted stock and incentives expense, $1.9 million of transaction costs and $14.4 million of expense related to PMTA. The increase in selling, general, and administrative expenses is the result of variable costs in our online businesses as well as increased shipping costs from PACT Act implementation for vape products and higher freight rates across all segments combined with the impact of the consolidation of ReCreation in the current year period.

Interest Expense, net:  For the nine months ended September 30, 2021, interest expense, net increased to $15.4 million, from $10.1 million for the nine months ended September 30, 2020 as a result of the completion of the offering of the Senior Secured Notes and related refinancing of the 2018 First Lien Credit Facility which increased the Company’s outstanding debt.

Investment Income:  For the nine months ended September 30, 2021, investment income increased to $0.3 million, from $0.1 million for the nine months ended September 30, 2020.

Loss on Extinguishment of Debt: Loss on extinguishment of debt was $5.3 million for the nine months ended September 30, 2021 related primarily to the repayment of the 2018 First Lien Credit Facility, compared to $0.0 million for the nine months ended September 30, 2020.

Net Periodic Income: Net periodic income was $0.0 million for the nine months ended September 30, 2021 compared to $1.0 million for the nine months ended September 30, 2020.

Income Tax Expense:  Our income tax expense of $11.2 million was 21.8% of income before income taxes for the nine months ended September 30, 2021 and included a discrete tax benefit of $6.2 million relating to stock option exercises. Our effective income tax rate was 23.7% for the nine months ended September 30, 2020 and included a discrete tax deduction $0.9 million relating to stock option exercises and a discrete tax benefit of $0.6 million from the shutdown of the pension plan.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.6 million for the nine months ended September 30, 2021 compared to $0.0 million for the nine months ended September 30, 2020.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the nine months ended September 30, 2021 and 2020, was $40.6 million and $23.8 million, respectively.

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

(in thousands)	Three Months Ended September 30,
	2021	2020
Net income attributable to Turning Point Brands, Inc.	$13,468	$9,020
Add:
Interest expense, net	5,397	3,539
Gain on extinguishment of debt	(375)	-
Income tax expense	4,073	2,277
Depreciation expense	767	809
Amortization expense	477	477
EBITDA	$23,807	$16,122
Components of Adjusted EBITDA
Other (a)	-	1,188
Stock options, restricted stock, and incentives expense (b)	1,752	772
Transactional expenses (c)	(232)	570
FDA PMTA (d)	960	5,271
Adjusted EBITDA	$26,287	$23,923

(a)	Represents non-cash pension expense (income) and foreign exchange hedging.
(b)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(c)	Represents the fees incurred for transaction expenses.
(d)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).

(in thousands)	Nine Months Ended September 30,
	2021	2020
Net income attributable to Turning Point Brands, Inc.	$40,605	$23,814
Add:
Interest expense, net	15,406	10,143
Loss on extinguishment of debt	5,331	-
Income tax expense	11,151	7,412
Depreciation expense	2,313	2,482
Amortization expense	1,431	1,304
EBITDA	$76,237	$45,155
Components of Adjusted EBITDA
Other (a)	-	841
Stock options, restricted stock, and incentives expense (b)	6,015	1,987
Transactional expenses (c)	1,077	1,909
FDA PMTA (d)	960	14,435
Adjusted EBITDA	$84,289	$64,327

(a)	Represents non-cash pension expense (income) and foreign exchange hedging.
(b)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(c)	Represents the fees incurred for transaction expenses.
(d)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash on hand, cash flows from operations and borrowing availability under our 2021 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. As of September 30, 2021, we had $130.6 million of cash on hand and have $21.4 million of availability under the 2021 Revolving Credit Facility.

Our working capital, which we define as current assets less cash and current liabilities, increased $15.2 million to $80.2 million at September 30, 2021, compared with $65.0 million at December 31, 2020. The increase was primarily due to the increase in inventories as a result of increased sales.

	As of
(in thousands)	September 30, 2021	December 31, 2020

Current assets	$134,225	$121,638
Current liabilities	54,056	56,629
Working capital	$80,169	$65,009

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $49.6 million compared to net cash provided by operating activities of $33.2 million for the nine months ended September 30, 2020, an increase of $16.4 million, primarily due to higher net income resulting from increased sales.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $52.2 million compared to net cash used in investing activities of $41.2 million for the nine months ended September 30, 2020, an increase of $11.1 million, primarily due to the purchase of investments in our MSA escrow account which reflects the change in restricted cash.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $76.3 million compared to net cash used in financing activities of $16.9 million for the nine months ended September 30, 2020, an increase in cash flow of $93.2 million, primarily due to the net proceeds from the Senior Secured Notes partially offset by the repayment in full of the 2018 First Lien Term Loan in the first quarter of 2021 and the repurchase of common stock during 2021.

Dividends and Share Repurchase

The most recent dividend of $0.055 per common share was paid on October 8, 2021, to shareholders of record at the close of business on September 17, 2021.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended September 30, 2021, was 125,000 shares for a total cost of $6.4 million and an average price per share of $51.16. $19.3 million remains available for share repurchases under the program at September 30, 2021.

Long-Term Debt

As of September 30, 2021, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides outstanding balances of our debt instruments.

	September 30, 2021	December 31, 2020
Senior Secured Notes	$250,000	$-
2018 First Lien Term Loan	-	130,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	-	10,000
Note payable - Unsecured Loan	7,485	7,485
Gross notes payable and long-term debt	429,985	319,985
Less deferred finance charges	(8,947)	(5,873)
Less current maturities	(7,485)	(12,000)
Notes payable and long-term debt	$413,553	$302,112

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

The Convertible Senior Notes are convertible into approximately 3,207,293 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.593 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.78 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the us in excess of pre-determined thresholds of $0.04 per share. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2021.

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

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.78 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

The indenture covering the Convertible Senior Notes contains customary events of default.

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, we issued an unsecured subordinated promissory note (“Promissory Note”) in the principal amount of $10.0 million (the “Principal Amount”), with an annual interest rate of 7.5%, payable quarterly, with the first interest payment due September 10, 2020. The Principal Amount was payable in two $5.0 million installments, with the first installment due 18 months after the closing date of the acquisition (June 10, 2020), and the second installment due 36 months after the closing date of the acquisition. The second installment was subject to reduction for certain amounts payable to us as a holdback. We prepaid all outstanding amounts under and terminated the Promissory Note in the third quarter of 2021 in the amount of $9.6 million. The transaction resulted in a $0.4 million gain on extinguishment of debt.

Unsecured Loan

On April 6, 2020, the 2018 First Lien Credit Facility was amended to allow for an unsecured loan under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”). On April 17, 2020, National Tobacco Company, L.P., a wholly-owned subsidiary of the Company, entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan. The proceeds of the loan were received on April 27, 2020. The loan is scheduled to mature on April 17, 2022 and has a 1.00% interest rate. During 2021, we applied for forgiveness for the loan. On October 15, 2021, we received notice that our application for forgiveness was fully approved. We anticipate that the extinguishment of the unsecured loan will occur in the fourth quarter of 2021.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2021, the Company did not execute any forward contracts. At September 30, 2021, the Company had forward contracts for the purchase of €3.3 million and sale of €3.6 million outstanding. The fair value of the foreign currency contracts was based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at September 30, 2021. During 2020, the Company executed various forward contracts for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million outstanding. The fair value of the foreign currency contracts is based on quoted market prices and resulted in an asset of $0.4 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at December 31, 2020. The Company had interest rate swap contracts for a notional amount of $70 million at December 31, 2020. The fair values of the interest rate swap contracts are based upon quoted market prices and resulted in a liability of $3.7 million as of December 31, 2020, included in other long-term liabilities. The Company terminated the interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under to the 2018 First Lien Credit Facility in the first quarter of 2021 in the amount of $3.6 million, and the transaction resulted in a $5.7 million loss recorded in the loss on extinguishment of debt. See Note 11, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion.

Inflation

While the rate of inflation has increased recently, we believe that any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and believe that we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers. However, if the rate of inflation were to increase materially, it could have an adverse effect on our results of operations.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2020 Annual Report on Form 10-K, during the nine months ended September 30, 2021. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2020 Annual Report on Form 10-K filed with the SEC.

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

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2021. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2020 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2020 Annual Report on Form 10-K with the exception of the below.

Many of our NewGen and cigar products have not obtained premarket authorization from the FDA and are currently marketed pursuant to a policy of FDA enforcement discretion, which could change. There could be a material adverse impact on our NewGen business development efforts if the FDA determines that our products are not subject to this compliance policy, or if our products become subject to increased regulatory compliance burdens imposed by the FDA and other regulatory or legislative bodies.

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

Marketing authorizations will be necessary in order for us to continue our distribution of NewGen and cigar products. The FDA has announced various compliance policies whereby it does not intend to prioritize enforcement for lack of premarket authorization against newly-deemed products, provided that such tobacco products were marketed as of August 8, 2016; are not marketed in certain manners likely to be attractive to youth; and for which premarket applications were timely submitted. As a result of recent litigation and subsequent FDA Guidance, marketing applications for newly-deemed products were required to have been submitted no later than September 9, 2020, with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized. Under the FDA’s compliance policy, such products could remain on the market until September 9, 2021, unless the FDA makes an adverse determination prior to that date. Subsequent to September 9, 2021, FDA indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application.

In September 2020, we submitted applications on a timely basis for the appropriate authorizations for our products that are deemed products not otherwise grandfathered. We believe that these products satisfy the criteria for current marketing pursuant to the FDA’s compliance policy. However, there can be no guarantee that the FDA will agree, and the FDA may bring an enforcement action against our products for lack of premarket authorization and/or deny our premarket applications.     We have no assurances that the outcome of such application review processes will result in our products receiving marketing authorizations from the FDA. For instance, on September 14, 2021, the FDA issued an MDO for certain of the Company’s  proprietary e-liquid products subject of these PMTAs. The Company filed a Petition for Review in the Sixth Circuit Court of Appeals on September 23, 2021, followed by an Emergency Motion for a Stay Pending Review on September 30, 2021. On October 7, 2021, we were informed that the FDA had rescinded its September 14 MDO. We therefore withdrew both the Petition and Emergency Stay on October 8, 2021. The Rescission Letter indicated that FDA had found additional relevant information that was not adequately assessed. If the FDA were to issue additional MDOs that remained effective it could have an adverse effect on our business.

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

For instance, on October 21, 2021, the USPS published a Final Rule entitled “Treatment of E-Cigarettes in the Mail,” which followed its earlier publication of the Proposed Rule on February 19, 2021. This Final Rule was required as a result of the inclusion of POSECA in the Further Consolidated Appropriations Act, 2021. POSECA, among other things, expanded the definition of “cigarettes” in the Jenkins Act and PACT Act to expressly capture ENDS. Consistent with the Proposed Rule, the Final Rule extends the existing prohibition on and exceptions to the mailing of “cigarettes” via USPS to include ENDS products, other than the Consumer Testing and Public Health exceptions. POSECA’s definition of ENDS also captures non-tobacco products, such as e-liquids that do not contain tobacco-derived nicotine.

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

The COVID-19 pandemic may adversely impact our results. Our third-party cigar wrap manufacturer in the Dominican Republic was initially temporarily shut down, but after the initial temporary shutdown, has been operating without interruption related to COVID-19. Our supply chain has remained operational otherwise, but we can offer no assurance that it will not be adversely affected in the future, particularly as the COVID-19 pandemic continues to worsen.  Similarly, because we have more than 100 employees, we are subject to proposed federal testing requirements, which could affect our workforce and ultimately our results of operations if we have a significant number of employees unwilling to comply with such mandates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million.

The following table includes information regarding purchases of our common stock made by us during the quarter ended September 30, 2021 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	-	$-	-	$25,723,385
August 1 to August 31	125,000	$51.16	125,000	$19,328,385
September 1 to September 30	-	$-	-	$19,328,385
Total	125,000		125,000

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on October 26, 2021, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: October 26, 2021