Form 10-K
period 2021-12-31
Turning Point Brands, Inc.
filed 2022-03-11
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

As of June 30, 2021, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $693 million based on such closing sale price of the common stock as reported on the New York Stock Exchange.

At March 4, 2022, there were 18,268,940 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 27, 2022, expected to be filed with the Securities and Exchange Commission on or about March 15, 2022, are incorporated by reference into Part III hereof.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified using words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Some, but not all, of these risks are described under Item 1A “Risk Factors” and elsewhere throughout this Annual Report. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by us in this annual report on Form 10-K speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect it. We have no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

PART I
Item 1. Business

Turning Point Brands, Inc., Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited mid-single-digit consumer unit annualized growth over the three-year period ending 2021 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our three focus segments are led by our proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) along with Solace® in the NewGen Products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 800 distributors with an additional 200 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through investing in organic growth, acquisitions and joint ventures across all product categories. As of December 31, 2021, our products are available in approximately 195,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 215,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Zig-Zag Products

Our Zig-Zag Products (“Zig-Zag”) segment principally includes rolling papers and MYO cigar wraps used as smoking accessories. The strength of the Zig-Zag® brand drives our leadership position in both the rolling papers and MYO cigar wrap markets. Zig-Zag® is the #1 premium and overall rolling paper in the U.S. with approximately 34% total market share. Management estimates also indicate that Zig-Zag® is the #1 brand in the promising Canadian market. Rolling paper operations are aided by our sourcing relationship with Republic Technology International SAS (“RTI”). See “Distribution and Supply Agreements” for our discussion of the Zig-Zag® distribution agreement.1

In MYO cigar wraps, the Zig-Zag® brand commands a majority of the market and continues to innovate in novel ways through further product introductions including our introduction of Zig-Zag® ‘Rillo sized wraps, which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars. In June 2020, we purchased certain assets from our long-term commercial partner Durfort Holdings S.R.L (‘‘Durfort’’) which included the co-ownership in the intellectual property rights for all of our MYO Homogenized Tobacco Leaf (“HTL”) cigar wraps products. Along with the transaction, we entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the USA which was effective October 9, 2020. In late 2021, we extended our MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

In July 2019, to extend our reach in Canada, we made a minority investment in Turning Point Brands Canada (formerly ReCreation Marketing) that was built up to a 65% ownership stake by July 2021. Turning Point Brands Canada is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. Our majority ownership stake leverages Turning Point Brands Canada’s significant expertise in marketing and distributing cannabis accessories and tobacco products throughout Canada. The remainder of Turning Point Brands Canada is owned by its management.

In July 2021, we acquired certain assets of Unitabac, a marketer of mass-market cigars. In the acquisition, we acquired a robust portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) HTL products and Rolled Leaf and Natural Leaf Cigarillo Products that we can leverage to re-introduce the Zig-Zag® brand into a large and growing cigarillo market.

In February 2022, we announced an agreement with Flamagas, a renowned lighter manufacturer, for exclusive distribution of CLIPPER® lighters in the United States and Canada. CLIPPER is the number one reusable lighter in the world and the number two overall world lighter brand. We aim to use our existing distribution infrastructure to expand access of CLIPPER lighters to more retailers and consumers.

1 Brand ranking and market share percentages obtained from MSAi for the 52-week period ended December 25, 2021.

Since mid-2019, we have been repositioning the business with growth initiatives focused on new product introductions and new channel expansions that are better aligned with the growing market trends. As a result of those initiatives, we have been successful in changing the growth profile of our Zig-Zag Products segment. The Zig-Zag Products segment accounts for the majority of our operating profit and is now our fastest growing segment.

Stoker’s Products

Our Stoker’s Products (“Stoker’s”) segment includes both moist snuff tobacco (“MST”) and loose leaf chewing tobacco. Stoker’s® is our focus brand in both MST and chewing tobacco. In MST, Stoker’s® remains among the fastest growing brands and holds an 8.4% share in the stores with distribution and a 5.6% share of the total U.S. MST non-pouch market. Stoker’s® pioneered the large 12 oz. tub packaging format and is manufactured using a proprietary process that we believe results in a superior product. Starting in 2015, we extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Our proprietary manufacturing process is conducted at our Dresden, Tennessee, plant and packaged in both our Dresden, Tennessee, and Louisville, Kentucky, facilities.1

Stoker’s® chewing tobacco has grown its market share considerably over the last several years and is presently the #1 discount and overall brand in the industry, with approximately a 26% market share. Our status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango®, and the five Wind River Brands. Collectively, the Company is the #2 marketer of chewing tobacco with approximately 33% market share. Our chewing tobacco operations are facilitated through our long-standing relationship with Swedish Match, the manufacturer of our loose-leaf chewing tobaccos.1

NewGen Products

Our NewGen Products (“NewGen”) segment includes our vape distribution business that was built through acquisitions as well as a new product development arm dedicated to the development, production and sale of alternative products.

Within our vape distribution business, Vapor Beast® is a leading distributor of vapor products servicing the non-traditional retail channel. International Vapor Group (“IVG”) operates a B2C e-commerce business with direct sales to consumers nationwide and abroad through the Direct Vapor® and VaporFi® brands. We are leveraging our vape distribution business to increase sales of our proprietary brands. As part of this strategy to leverage our distribution infrastructure, we acquired Solace in July 2019. Solace is an innovative product development company which built one of the top e-liquid brands into a leader in alternative products.

We have also made minority investments to gain exposure to the large and growing cannabinoid market including in Wild Hempettes, dosist™, Docklight Brands, Inc. and Old Pal Holding Company LLC.

Competitive Strengths

We believe our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Our Zig-Zag® and Stoker’s® brands are each well established and date back 122 and 82 years, respectively. The NewGen Products segment has been built primarily through the acquisitions of VaporBeast, IVG and Solace, leading sellers of e-liquids, devices, and accessories.

•
Zig-Zag® is the #1 premium and overall rolling paper brand in the U.S., with significant distribution in Canada as well. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi. We acquired North American rolling papers distribution rights for Zig-Zag® in 1997. More importantly, we own the Zig-Zag® tobacco trademark in the U.S. which we leverage for our MYO cigar wraps product. Approximately 50% of our total 2021 Zig-Zag® branded net sales are under our own Zig-Zag® marks rather than those we license from under the Distribution and Licensing Agreements described below.

•
Stoker’s® is among the fastest growing MST brands in the industry and is the #1 loose leaf chewing tobacco brand. We manufacture Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what we believe is a superior product.[2]

1 Brand rankings and market share percentages obtained from MSAi for the 52-week period ended December 25, 2021.
2 Brand ranking and market share percentages obtained from MSAi for the 52-week period ended December 25, 2021.

Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. We believe the Stoker’s® brand is seen as an innovator in both the moist snuff and loose-leaf chewing tobacco markets. VaporBeast is a powerful distribution engine that allows us to further penetrate non-traditional retail outlets. IVG provides us direct access to the highly attractive, high margin B2C segment via the flagship Direct Vapor® and VaporFi® brands. The Solace acquisition provides us with a proven line of e-liquid and a strong new product development platform to launch additional novel products.

Exposure to Growing Cannabinoid Consumption Trends

We believe that the cannabinoid market will expand over the coming years as it becomes increasingly accepted by the public in the U.S. Our product offerings, particularly those in our Zig-Zag Products and NewGen Products segments, are ideally positioned to benefit from continued growth in consumer consumption.

The legal cannabis market in the U.S. is projected to grow from $25 billion in 2021 to $48 billion by 2026, representing a 13% compounded annual growth rate, according to a September 2021 report of BDS Analytics, Inc., providing us with significant opportunity. A recent Gallup poll showed nearly seven in ten Americans now support legalizing cannabis nationwide, approximately twice the amount as twenty years ago. As of the end of 2021, 18 U.S. states and the District of Columbia had legalized cannabis for adult recreational use and a majority of states now allow for comprehensive public medical cannabis programs.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands and methodically targeting markets which we believe have significant growth potential:

•
In 2009, we extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. We are now the market share leader for MYO cigar wraps with approximately a 56% share of the cigar wraps category and 78% of the share of the HTL cigar wraps sub-category. [1] We believe our success was driven by the Zig-Zag® tobacco branding, which we feel is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products. In late 2021, we extended our Zig-Zag® MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

•
We extended the Zig-Zag® brand into hemp rolling papers in 2018 and followed that with the launch of paper cones in 2019 with both products quickly establishing leading positions in their respective categories.

•
We leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a size that was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have since introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established us as the market leader with over 50% of the Tub market as of 2021. In 2015, we introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.

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

•	In 2019, the Solace acquisition provided us with a leading line of liquids and a powerful new product development platform.
•	In 2019, we introduced Zig-Zag® paper cones into the market and have grown it into one of the top brands in the category.
•	In 2021, the acquisition of the Unitabac assets provided a platform to re-introduce the Zig-Zag® brand into a large and growing cigarillo market.
•	In 2022, we will be entering the lighter market through an exclusive distribution agreement for CLIPPER® lighters in the United States and Canada.

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

Extensive Distribution Network and Data Driven Sales Organization

We have taken important steps to enhance our selling and distribution network and consumer marketing capabilities that allow us to grow our business while keeping our capital expenditure requirements relatively low. We have long-standing relationships in the core convenience store channel and wholesale distribution network with access to more than 215,000 retail outlets in North America. Our NewGen Products B2B business reaches thousands of vape stores and our B2C business has approximately 1.6 million unique customers. We are also increasing brand presence through non-traditional channels including headshops, dispensaries, and B2B e-commerce and are expanding our sales team dedicated to these channels. We have added brand dedicated platforms including ZigZag.com and SolaceVapor.com to facilitate our e-commerce brand presence as well as sell on Amazon.

We service our traditional tobacco and vapor customer bases with an experienced sales and marketing organization of approximately 180 professionals who possess in-depth knowledge of the OTP market. We extensively use data supported by leading technology to enable our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level. Our market analytics allow us to efficiently and effectively address evolving consumer and market demands. We subscribe to a sales tracking system provided by MSAi that measures all OTP product shipments by all market participants, on a weekly basis, from approximately 600 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand share and volume trends across multiple categories at the individual store level, allowing us to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within our Stoker’s segment product categories, we have seen a positive correlation between the frequency of store calls by our salesforce and our retail market share.

Asset-light Business Model that Generates Resilient Free Cash Flow

We have a lean, asset-light manufacturing and sourcing model which leverages outsourced supplier relationships and requires low capital expenditures. We believe our asset-light model provides marketplace flexibility, allows us to achieve favorable margins and generates high free cash flow conversion.

As part of our asset-light operating model, we built long-standing and extensive relationships with leading, high-quality producers from whom we source products including loose-leaf chewing tobacco and cigarette paper, among others. We do not outsource our MST production as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

By outsourcing the production of certain products to a select group of suppliers with whom we have strong relationships, we are able to maintain low overhead costs and minimal capital expenditures. Our supplier relationships allow us to increase the breadth of our product offerings and quickly enter new markets as management is able to focus on brand building and innovation. In 2021, over 80% of our net sales were derived from outsourced production operations and our capital expenditures have ranged between $2.0 million and $6.2 million per year over the previous 5 years.

The stability of our cash flows is enhanced by the resilience of our Zig-Zag Products and Stoker’s Products business segments which we believe have recession-resistant end-markets. These products are primarily staples that are small ticket purchases for repeat consumers. In addition, we believe the secular shift to the value category in the Stoker’s Products segment will benefit the long-term resilience of our brands.

Expertise to Succeed in Dynamic Regulatory Environments

We operate in a highly regulated environment involving many different government agencies. In 2009, the FDA was given jurisdiction over cigarettes and smokeless tobacco, which expanded in 2016 to include all other tobacco products including vaping and cigars. We believe we have a competitive advantage due to our management team’s experience navigating the regulatory environment. We have increased our investments in teams of professionals including regulatory lawyers, scientists, and quality assurance processes to ensure we maintain a competitive advantage in this area.

The FDA is currently implementing a premarket review process, sometimes referred to as the PMTA, or the Pre-market Tobacco Application, process, which required all vape products introduced since 2007 to submit an application to the FDA by September 2020. The PMTA process is a very expensive and resource-intensive process and there are currently hundreds of competitors in the market but very few have the capability and or the resources to get their products successfully through this process.

We spent approximately $17 million in order to file applications covering 250 products, and we believe our application was one of the most extensive portfolios for open tank vaping products that was submitted to the FDA. By developing and submitting for FDA marketing authorization a deep suite of products in the space and leveraging our distribution platform, we believe that we have the opportunity to grow substantial market share with our proprietary products as our competitors navigate this process. We believe this is a transformational event for the industry with potential for us to realize substantial benefits over time as the FDA accelerates enforcement thereby, creating significant barriers for new entrants as well as significant difficulties for existing companies who may not have the ability to comply with these regulatory requirements. See “Risks Related to Legal, Tax and Regulatory Matters” under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

In addition, we have been building an alternative logistics infrastructure across the U.S. to comply with the Prevent All Cigarette Trafficking Act (“PACT Act”) which was recently extended to prohibit the use of the U.S. Postal Service to mail e-cigarette and related products and requires adult signature on delivery.

Experienced Management Team

With extensive experience in consumer products, alternative smoking accessories and tobacco markets, our senior management team has enabled us to grow and diversify our business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies. Given the professional experience of the senior management team we are able to analyze risks and opportunities from a variety of perspectives. Our senior leadership has embraced a collaborative culture in which the combined experience, analytical rigor, and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands. Our management team also brings a proven track record of patient and selective capital deployment into value enhancing transactions.

Growth Strategies

We are focused on building sustainable margins, expanding the availability of our products, developing innovative new products, and enhancing overall operating efficiencies with the goal of improving margins and cash flow. We adopted the following strategies to drive growth in our business and build stockholder value:

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

In 2021, less than 10% of our revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we are pursuing an international growth strategy to broaden sales and strengthen margins. We believe international sales represent a meaningful growth opportunity. In 2021, we increased our ownership in Turning Point Brands Canada to 65%. Our goals include expanding our presence in the worldwide OTP industry on a targeted basis. For example, we are expanding Zig-Zag®’s retail penetration and product assortment in Canada, and selling our Stoker’s® MST products in South America, Europe, Asia and Africa.

Expand into Adjacent Categories through Innovation and New Partnerships

We continually evaluate opportunities to expand into adjacent product categories by leveraging our current portfolio and through new partnerships. We believe there are meaningful opportunities for growth within the alternative smoking accessories and OTP markets. We maintain a robust product pipeline and plan to strategically introduce new products in attractive, growing markets, both domestically and internationally, with specific focus on our papers and MYO wraps businesses. In particular, the strength of the Zig-Zag® brand provides a great platform to introduce a suite of complementary products similar to our launch and expansion of hemp papers, paper cones, hemp wraps and natural leaf wraps. We have an exciting pipeline of new products and SKUs we plan on introducing over the coming years in both our papers and MYO wraps businesses. In 2022, we will be entering the lighter market through an exclusive distribution agreement for CLIPPER® lighters in the United States and Canada. As we have done successfully in the past, we will leverage our existing sales infrastructure to drive distribution of these new products and are investing to expand our e-commerce distribution capabilities.

We have identified a number of new adjacencies and we intend to leverage our existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Increase our Mix of Proprietary Products in Vape Distribution

Our vape distribution business comprises a majority of our revenue with the NewGen Products segment. The NewGen Products segment generates a significant share of our revenue mix but the lowest share of profits with a sales mix of mostly lower gross margin third-party products. We aim to improve the profitability of the segment by generating increased sales from higher gross margin proprietary products within our vape distribution platform.

Accelerate Growth Through National Distribution Network

Our business is built around a powerful sales and distribution infrastructure that currently reaches over 215,000 retail outlets in North America. We have strong presence in independent convenience stores and now service most of the leading chain accounts. Through our e-commerce platforms and our B2B and B2C vape distribution platforms we have alternative avenues through which to sell third-party products and an increasing mix of our proprietary products. This strategy allows new products to be tested with lower risk before we incorporate them into our wider brick and mortar distribution system.

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

Strategically Pursue Acquisitions

We believe there are meaningful acquisition opportunities in our fragmented markets. We regularly evaluate acquisition opportunities across our industries. In evaluating acquisition opportunities, our focus is on identifying acquisitions that would leverage our distribution platform and product offerings or enable category expansion in areas with high growth potential.

The vast majority of our 2021 U.S. gross profit was derived from sales of products currently regulated by FDA Center for Tobacco Products. We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller OTP manufacturers currently lack this infrastructure, which we believe is necessary to comply with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. The Company itself was built through acquisitions that were subsequently grown through distribution gains, market share growth and brand extensions into new product categories. This is a playbook that we have drawn on over time with a consistent track record of success. We acquired the U.S. and Canadian rolling papers distribution rights for Zig-Zag® in 1997 and extended our product offerings including our entry into the MYO cigar wraps category in 2009. Today, Zig-Zag® is the #1 premium and overall rolling paper and MYO cigar wrap brand in the U.S., as measured by MSAi. In 2003, we acquired the Stoker’s® brand. We have since built the brand to a strong #1 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion where it remains among the fastest growing MST brands in the industry. Subsequent to our initial public offering (“IPO”) in 2016, we completed a series of acquisitions that built the foundation of our NewGen Products segment through (i) VaporBeast, (ii) IVG, and (iii) Solace. Our investment in Turning Point Brands Canada in 2019 is accelerating Zig-Zag®’s growth through alternative channel penetration and introducing our proprietary NewGen products into Canada. In 2020, we acquired certain assets from Durfort including co-ownership of the intellectual property rights for our MYO cigar wraps products. The transaction increased our share of the economics in a MYO cigar wraps business that was benefitting from secular growth tailwinds and gave us access to a complimentary product in Blunt Wrap® through an exclusive distribution agreement. Our investments in Wild Hempettes, dosist™, Docklight and Old Pal give us increased exposure to the large and growing cannabinoid market. In 2021, we acquired certain assets from Unitabac, providing a platform to re-enter the large and growing cigarillo category.

Raw Materials, Product Supply, and Inventory Management

We source our products through a series of longstanding, highly valued relationships which allow us to conduct our business on an asset-light, distribution-focused basis.

The components of inventories were as follows (in thousands):

	December 31, 2021	December 31, 2020
Raw materials and work in process	$6,936	$8,137
Leaf tobacco	35,900	32,948
Finished goods - Zig-Zag Products	25,663	14,903
Finished goods - Stoker’s Products	8,959	9,727
Finished goods - NewGen Products	8,591	18,916
Other	1,558	1,225
Inventories	$87,607	$85,856

Zig-Zag Products

Pursuant to the Zig-Zag® distribution agreements, we are required to purchase from RTI all cigarette papers, cigarette tubes, and cigarette injecting machines that we sell, subject to RTI fulfilling its obligations under the Zig-Zag® distribution agreements. See “Distribution and Supply Agreements” for a discussion of the Zig-Zag® distribution agreements. If RTI is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operations, in each case, as set forth in the Distribution Agreements, we may seek third-party suppliers and continue the use of the Zig-Zag® trademark to market these products. To ensure we have a steady supply of premium cigarette paper products, as well as cigarette tubes and injectors, RTI is required to maintain, at its expense, a two-month supply of inventory in a bonded, public warehouse in the U.S.

We obtain our MYO cigar wraps from our supplier in the Dominican Republic. We also obtain our Zig-Zag® branded cigar products from the Dominican Republic.

Stoker’s Products

Our moist snuff and loose-leaf chewing tobaccos are produced from air-cured and fire-cured leaf tobacco, respectively. We utilize recognized suppliers that generally maintain 12- to 24-month supplies of our various types of tobacco at their facilities. We do not believe we are dependent on any single country or supplier source for tobacco. We generally maintain up to a two-month supply of finished, moist snuff and loose leaf chewing tobacco on hand. This supply is maintained at our Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution.

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

All of our moist snuff products are manufactured at our facility in Dresden, Tennessee. Packaging occurs at the Dresden, Tennessee, location in addition to the facility in Louisville, Kentucky. All of our loose-leaf chewing tobacco production is fulfilled through our agreement with Swedish Match. See “Distribution and Supply Agreements” for our discussion of the Swedish Match Manufacturing Agreement.

NewGen Products

We have sourcing relationships that are capable of providing liquid vapor products for other companies’ brands and for producing our own branded product lines in the category. Our acquisitions of VaporBeast, IVG and Solace have (i) accelerated our entry into the non-traditional retail channel, where we believe a significant portion of liquid vapor products are sold; (ii) provided enhanced distribution of products; and (iii) established best-in-class distribution and B2C platforms combining e-commerce selling skills with a national retail salesforce. We believe the VaporBeast B2B competency coupled with the IVG B2C selling strengths and our national retail salesforce is a genuine competitive advantage and one that we intend to leverage on behalf of our actives products. Furthermore, we have established a sourcing group in Asia to ensure timely and cost-effective access to marketplace winners and new product launches, while also maximizing margin through thoughtful logistics strategies.

Distribution and Supply Agreements

The Zig-Zag Distribution and License Agreements

In 1992, we entered into two long-term exclusive distribution agreements with respect to sales of Zig-Zag® cigarette papers, cigarette tubes, and cigarette injector machines in the U.S. and Canada (collectively, the “Distribution Agreements”). The Distribution Agreements had an initial twenty-year term, which automatically renews for successive twenty-year terms unless terminated in accordance with the terms of the Distribution Agreements. The Distribution Agreements renewed for their second twenty-year term in November 2012.

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

The Distribution Agreements and the License Agreements were initially entered into with Bolloré. In November 2020, Bolloré assigned the Distribution Agreements and the License Agreements to RTI. For a number of years, RTI has been the outsourced manufacturer of cigarette papers, cigarette tubes, cigarette injector machines and certain other products bearing the Zig-Zag® name.

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

As of December 31, 2021, we had a nationwide sales and marketing organization of approximately 180 professionals. Our sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2021, our Zig-Zag and Stoker’s Products sales and marketing efforts enabled our products to reach an estimated 215,000 retail outlets in North America and over 800 direct wholesale customers with an additional 200 secondary, indirect wholesalers in the U.S.

Our Zig-Zag and Stoker’s Products sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. For Zig-Zag Products, we have also developed a growing e-commerce business. Our NewGen sales efforts are focused on alternative channels and winning new stores, increasing store share of requirements and growing the B2C engine to capture a greater share of online sales direct to the consumer. We have expanded, and intend to continue to expand, the sales of our products into previously underdeveloped geographic markets and retail channels. In 2021, we derived more than 90% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

We subscribe to a sales tracking system from MSAi that records all traditional OTP product shipments (ours as well as those of our competitors) from approximately 600 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Additionally, the ability to select from a range of parameters and to achieve this level of granularity means we can analyze marketplace trends in a timely manner and swiftly evolve our business planning to meet market opportunities.

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

For the years ended December 31, 2021, 2020, and 2019, we did not have any customer that accounted for 10% or more of our net sales. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses. Sales to customers within our NewGen segment are generally prepaid.

Competition

Many of our competitors are better capitalized than we are and have greater resources, financial and otherwise. We believe our ability to effectively compete and strong market positions in our principal product lines are due to the high recognition of our brand names, the perceived quality of each of our products, and the efforts of our sales, marketing, and distribution teams. We compete against “big tobacco,” including Altria Group, Inc. (formerly Philip Morris International); British American Tobacco p.l.c. (formerly R.J. Reynolds Tobacco Company); Swedish Match; Swisher International, Inc.; and manufacturers including U.K. based Imperial Brands, PLC, across our segments. “Big tobacco” has substantial resources and a customer base that has historically demonstrated loyalty to their brands.

Competition in the OTP market is based upon not only brand quality and positioning but also on price, packaging, promotion, and retail availability and visibility. Given the decreasing prevalence of cigarette consumption, the “big tobacco” companies continue to demonstrate an increased interest and participation in a number of OTP markets.

Zig-Zag Products

Our principal competitors for premium rolling paper sales are Republic Tobacco, L.P. and HBI International. Our major competitors in MYO cigar wraps are Good Times USA, LLC and New Image Global, Inc. We believe MYO cigar wrap products are used interchangeably with both rolling papers and finished cigar products by many consumers.

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

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on our high-tech data systems. We spent approximately $1.1 million, $1.3 million, and $2.5 million dollars on research and development and quality control efforts for the years ended December 31, 2021, 2020, and 2019, respectively.

Human Capital

As of March 4, 2022, we employed 426 full-time and part-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

We believe that our success is driven by our employees. Our human capital strategy, which is developed and overseen by our COO, focuses on the health and safety of our employees, development and retention of current employees, and talent attraction. Our COO is also responsible for our diversity, equity and inclusion (“DE&I”) strategies. The CEO, CFO and COO regularly update the board of directors and its committees on the human capital management, as well as the implementation of new initiatives.

Health and Safety: Our health and safety programs are designed to address applicable regulations as well as the specific hazards and work environments of each of our facilities. We regularly conduct safety reviews at each of our locations to ensure compliance with applicable regulations and all policies and procedures. We maintain safety committees that meet regularly to discuss and address any potential issues in our warehouse and manufacturing facilities. In addition, we conduct quarterly Motor Vehicle Safety trainings and annual Motor Vehicle Records checks for those assigned to company vehicles or who are daily drivers. We utilize a number of metrics to assess the performance of our health and safety policies, procedures and initiatives, including lost workdays and any recordable or reportable incidents. Also in 2021, we continued to implement strategies to mitigate the risk of COVID-19 in the workplace.

TPB Culture Committee: We implemented a Culture Committee in 2021 as a platform to discuss and implement ideas for Turning Point Brands to be the employer of choice. The committee is comprised of diverse individuals from different departments and geographic locations. The committee’s focus is to recommend and implement best practices in the areas of health and safety, DE&I, employee engagement, talent development and retention, and community engagement.

Employee Engagement: To assess and improve employee retention and engagement, we implemented a new software system which can frequently survey our workforce and focus our efforts on maximizing employee engagement and retention. The system is configured to use text messaging, in addition to email notifications, to increase participation with our distributed workforce.

Diversity, Equity and Inclusion: We place a high value on DE&I. As of December 31, 2021, approximately 33% of our workforce was female and 24% of our employees in managerial roles were female. As of the same date, underrepresented minorities made up approximately 27% of our workforce, with 19% of our managerial roles held by underrepresented minorities.

Training and Talent Development: We provide technical and leadership training to employees at both the officer and non-officer levels. In 2020, the Company developed Turning Point University, an online training and development tool used by management and employees.

We believe that encouraging continual development for our employees is essential for us to maintain the strength and profitability of the Company, generally, and brands, specifically. The Company posts its openings internally to allow current employees to apply. In 2021, we had 20 internal promotions within the organization.

Retaining Talent:  During the year ended December 31, 2021, our employee turnover rate was 16.5%. To retain our employees, we believe it is critical to continually focus on ensuring employees are highly engaged and feel valued. We address these retention efforts in a number of ways, from formal surveys and quarterly business updates, to regular informal discussions with employees that enable us to listen to, understand and address their concerns.

Employee Benefits:  We offer comprehensive benefit programs to our employees that provides them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid parental leave; tuition assistance; paid holidays; and paid vacation time.

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

The Company’s Board of Directors voted on March 22, 2021, to add Environmental, Social, and Governance oversight to the Nominating and Governance Committee portfolio. In recognition of the committee’s expanded role, the Nominating and Governance Committee was renamed the Nominating and ESG Committee.

The Company engaged Nasdaq Corporate Solutions (NCS) to provide a comprehensive review of the Company’s ESG program and to provide recommendations based on best practices. The results of the review were favorable and the Company is currently implementing action plans to address gaps that were identified by NCS.

Public Health

One key aspect of our ESG program, is our distinct focus on TPB’s role in public health. We market and sell products intended for adult use only, many containing nicotine. As a result, public health plays a central role in all of our product initiatives. We believe in, and work diligently to apply, harm reduction principles to all of our products, from development through distribution and marketing. Turning Point Brands’ vision is built upon the idea that adult consumers, when presented with responsibly marketed and high-quality options, will, in large part, prefer products with a lower risk profile than others. This idea of moving adult consumers down the continuum of risk is a key driver of our Company’s future for sustainable growth. We intend to accomplish this by developing low-risk alternatives according to good product stewardship and manufacturing principles in order to increase adult consumer availability of and access to high-quality products that deliver satisfaction but at a lower risk to the user. We will continue to focus our R&D, scientific, policy, and product resources to increase the number of consumers choosing products that are lower risk.

In September 2020, we submitted to the U.S. Food and Drug Administration Premarket Tobacco Applications (“PMTAs”) covering 250 products. This is an important and necessary step to allow us to offer adult consumers an extensive portfolio of products that serve as alternatives to combustible cigarettes and satisfy a wide variety of consumer preferences. The filings provide detailed scientific data that we believe demonstrates that the products are “appropriate for the protection of public health,” as required by law. Studies to support the applications were performed and included pharmacokinetics studies, a likelihood of use study, and a patterns of use study, in addition to a toxicological review. We also provided a detailed marketing plan to illustrate how it will continue to prevent youth exposure to the products. See “Risks Related to Legal, Tax and Regulatory Matters” under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Prevention of Youth Access

Our vision is a world where only adult consumers purchase and use products that are not intended for youth. As a seller of products intended for adult-use only, society demands a higher burden of responsibility from us, and we are committed to proactively preventing the underage appeal and access to those products. We are dedicated to the responsible marketing of our adult use products and are fully committed to complying with all applicable laws and regulations governing them. We target marketing activities to both male and female current nicotine, cannabinoid, and other active consumers that are 21 years of age and older. The marketing of our adult use products does not include content directed toward minors, including child-oriented images or other themes where such imagery is reasonably understood to resonate with minors. The Company plans to continue to engage in appropriately targeted marketing activity, consistent with all legal requirements, industry standards, and best practices.

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

Social Impact

In 2021, we continued to mobilize our internal resources during the COVID-19 crisis to ensure the continuity of supply of our products to our customers and consumers while devoting company resources to assist the community at large, including:

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

2021 Highlights

In 2021, we implemented several ESG committees to integrate ESG principles into our business practices. The committees are comprised of diverse individuals from different departments and geographic locations. The committees report to the ESG Executive Committee, comprised of the President and CEO, COO, CFO, General Counsel, and Senior Vice-President of Sustainability. The following committees were formed and are actively working:

•
The Public Health, Responsible Marketing, and Youth Access Prevention Committee, provides a platform to enhance our business practices in these areas. The committee is charged with recommending and implementing best practices in the areas of Public Health, Responsible Marketing, and Youth Access Prevention.

•
The Environmental Committee provides a platform to enhance our environmental practices within our business units. The committee is charged with recommending and implementing best practices in the areas of carbon emissions, waste, water, and biodiversity within our business units.

•
The Supplier Committee provides a platform to assure our supply chain aligns with our Environmental, Social, and Governance practices. The committee charged with recommending and implementing best practices in the areas of supplier environmental, social, and governance processes.

•
The Culture Committee provides a platform to achieve the objective of being the employer of choice. The committee is charged with recommending and implementing best practices in the areas of health and safety, DE&I, Talent Development and Retention, and Community Engagement.

•
The Governance Committee as a platform to assure our governance practices are best in class. The committee is charged to recommending and implementing best practices in the areas of business ethics, political engagement, and cybersecurity.

Further information related to our ESG program can be found on our website.

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

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused by illicit products to our brand equity;
•	contamination of our tobacco supply or products;
•	uncertainty and continued evolution of the markets for our NewGen and cigar products;
•	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;

Risks Related to Legal, Tax and Regulatory Matters

•	substantial and increasing U.S. regulation;
•	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in state and local regulation of our NewGen products has been proposed or enacted;
•	increase in tax of our NewGen products could adversely affect our business;
•	sensitivity of end-customers to increased sales taxes and economic conditions including significant increases in the rate of inflation and other declines in purchasing power;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	significant product liability litigation;
•	the effect of the COVID-19 pandemic on our business;

Risks Related to Financial Results, Finances and Capital Structure

•	our amount of indebtedness;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our loss of emerging growth status on December 31, 2021 and ability to comply with the additional disclosure requirements applicable to non-emerging growth companies;
•
identification a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price;

•	Changes in the method for determining LIBOR or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt;

Risks Related to our Common Stock

•
our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our common stock;

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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;

General Risks

•	our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	our reliance on information technology;
•	cybersecurity and privacy breaches;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	departure of key management personnel or our inability to attract and retain talent;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property; and
•	failure to meet expectations relating to environmental, social and governance factors

Risks Related to Our Business and Industry

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, as measured by MSAi, have continued to generate modest consumer unit volume gains. Additionally, cigarillo cigars and MYO cigar wraps have each demonstrated MSAi volume gains in recent years. Our tobacco products comprised approximately 68% of our total 2021 net sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation, product characteristic restrictions, and taxation and changes in consumer spending habits.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2021, our two most important suppliers and producers were: (i) Swedish Match, which produces all of our loose leaf chewing tobacco in the U.S.; and (ii) RTI, which provides us with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada. See “Item 1 – Business – Distribution and Supply Agreements”

All of our loose-leaf tobacco products are manufactured for us by Swedish Match pursuant to a ten-year renewable agreement, which we entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, we retain the rights to all marketing, distribution and trademarks over the loose-leaf brands that we own or license. The agreement renewed for an additional ten-year term in 2018. We share responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to our loose-leaf products. We rely on the performance by Swedish Match of its obligations under the agreement for the production of our loose-leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or our relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose leaf tobacco products could have a material adverse effect on our business, results of operations, and financial condition.

All of our Zig-Zag® premium cigarette papers, cigarette tubes, and injectors are sourced from RTI, pursuant to the Distribution Agreements. In November 2020, Bolloré sold its rights to its trademarks for the Zig-Zag® brand name in the U.S. and Canada to RTI and, in connection with the sale, assigned the Distribution Agreements and the License Agreements to RTI. RTI is an affiliate of one of our competitors. The Distribution Agreements were most recently renewed in 2012 and pursuant to such agreements, we renegotiate pricing terms every five years. The Distribution Agreements were initially entered into with Bolloré, the original holder of the cigarette paper-related trademarks for the Zig-Zag® brand name.

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

We may be unable to identify or contract with new suppliers or producers in the event of a disruption to our supply of products.

In order to continue selling our products in the event of a disruption to our supply, we would have to identify new suppliers or producers that would be required to satisfy significant regulatory requirements. Only a limited number of suppliers or producers (if any) may have the ability to produce our products at the volumes we need, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, it may be difficult or costly to find suppliers to produce small volumes of our new products in the event we are looking only to supplement current supply as suppliers may impose minimum order requirements. In addition, we may be unable to negotiate pricing or other terms with our existing or new suppliers as favorable as those we currently enjoy. Even if we were able to successfully identify new suppliers and contract with them on favorable terms, these new suppliers would also be subject to stringent regulatory approval procedures that could result in prolonged disruptions to our sourcing and distribution processes.

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

We have a number of Licensing Agreements with RTI. The first of these governs licensing, sourcing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, the second of which governs licensing, sourcing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids, and the third of which governs the licensing, sourcing and use of the Zig-Zag trademark on paper cones. In 2021, we generated approximately $163 million in net sales of Zig-Zag® products, of which approximately $79 million was generated from products sold through the License Agreements. In the event that one or more of these Licensing Agreements are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing or otherwise promoting of cigarette papers of a competitor to Zig-Zag® without RTI’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis, on terms satisfactory to us, or at all. As a result of these restrictions, if our licensing agreements with respect to the Zig-Zag® trademark are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

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

Consumer perceptions of tobacco-based products are likely to continue to shift, and our success depends, in part, on our ability to anticipate these shifting tastes and the rapidity with which the markets in which we compete will evolve in response to these changes on a timely and affordable basis. If we are unable to respond effectively and efficiently to changing consumer preferences, the demand for our products may decline, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our distribution efforts rely in part on our ability to leverage relationships with large retailers and national chains to sell and promote our products, which is dependent upon the strength of the brand names that we own or license and our salesforce effectiveness. In order to maintain these relationships, we must continue to supply products that will bring steady business to these retailers and national chains. We may not be able to sustain these relationships or establish other relationships with such entities, which could have a material adverse effect on our ability to execute our branding strategies, our ability to access the end-user markets with our products or our ability to maintain our relationships with the producers of our products. For example, if we are unable to meet benchmarking provisions in contracts or if we are unable to maintain and leverage our retail relationships on a scale sufficient to make us an attractive distributor, it would have a material adverse effect on our ability to source products, and on our business, results of operations and financial condition. In addition, there are factors beyond our control that may prevent us from leveraging existing relationships, such as industry consolidation. If we are unable to develop and sustain relationships with large retailers and national chains, or we are unable to leverage those relationships due to factors such as a decline in the role of brick-and-mortar retailers in North America, our capacity to maintain and grow brand and product recognition and increase sales volume will be significantly undermined. In such an event, we may ultimately be forced to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

We face intense competition and may fail to compete effectively.

We are subject to significant competition across our segments and compete against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets.

The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Our principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and British American Tobacco p.l.c. (formerly Reynolds) as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than us and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the December 2018 investment in Juul Labs by Altria, the July 2017 acquisition of Reynolds American, Inc., by British American Tobacco p.l.c., and the June 2015 acquisition of Lorillard, Inc., by Reynolds American, Inc. Additional industry consolidation could result in a more competitive environment if our competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than ours. Any inability to compete due to our smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on our business, results of operations and financial condition.

“Big tobacco” has also established its presence in the NewGen products market and has begun to make investments in the alternative space. There can be no assurance that our products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, there are currently relatively few U.S. restrictions on advertising electronic cigarettes and vaporizer products and competitors, including “big tobacco,” may have more resources than us for advertising expenses, which could have a material adverse effect on our ability to build and maintain market share, and thus have a material adverse effect on our business, results of operations and financial condition.

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

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry. Factors such as increasing tax regimes, regulatory restrictions, and compliance requirements have resulted in more consumers switching to illegal, cheaper tobacco products and providing greater rewards for smugglers. We expect that this trend will continue and even accelerate if additional regulatory requirements make it more difficult or expensive to obtain genuine products. Illicit trade can have an adverse effect on our overall sales volume, restrict the ability to increase selling prices, damage brand equity and may lead to commoditization of our products.

Although we combat counterfeiting of our products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect our products from retailers in order to be reviewed for authenticity and using a private investigation firm to help perform surveillance of retailers we suspect are selling counterfeit products, no assurance can be given that we will be able to detect or stop sales of all counterfeit products. In addition, we have in the past and will continue to bring suits against retailers and distributors that sell certain counterfeit products. While we have been successful in securing financial recoveries from and helping to obtain criminal convictions of counterfeiters in the past, no assurance can be given that we will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products. Even if we are successful, such suits could consume a significant amount of management’s time and could also result in significant expenses to the company. Any failure to track and prevent counterfeiting of our products could have a material adverse on our ability to maintain or effectively compete for the products we distribute under our brand names, which would have a material adverse effect on our business, results of operations and financial condition.

Contamination of, or damage to, our products could adversely impact sales volume, market share and profitability.

Our market position may be affected through the contamination of our tobacco supply or products during the manufacturing process or at different points in the entire supply chain. We keep significant amounts of inventory of our products in warehouses and it is possible that this inventory could become contaminated during the storage period. In addition, our suppliers generally keep significant amounts of our inventory on hand and it is probable that such inventory could become contaminated even prior to arrival at our premises. If contamination of our inventory or packaged products occurs, whether as a result of a failure in quality control by us or by one of our suppliers, we may incur significant costs in replacing the inventory and recalling products. We may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

Under the terms of our contracts, we impose requirements on our major suppliers to maintain quality and comply with product specifications and requirements, and on our third-party co-manufacturer to comply with all federal, state and local laws. These third-party suppliers, however, may not continue to produce products that are consistent with our standards or that are in compliance with applicable laws, and we cannot guarantee that we will be able to identify instances in which our third-party suppliers fail to comply with our standards or applicable laws.

A loss of sales volume from a contamination event may also affect our ability to supply our current customers and, in turn, recapture their business in the event they are forced to switch products or brands, even if on a temporary basis. We may also be subject to legal action as a result of a contamination, which could result in negative publicity and affect our sales. During this time, our competitors may benefit from an increased market share that could be difficult and costly to regain. Such a contamination event could have a material adverse effect on our business, results of operations and financial condition.

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

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are beginning to engage in what we expect will be a multi-year implementation of a new enterprise resource planning (“ERP”) system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process will require the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, or successfully update or integrate our systems when necessary, our financial positions, results of operations and cash flows could be negatively impacted.

Risks Related to Legal, Tax and Regulatory Matters

We are subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over 50 years. Industry critics include special interest groups, the U.S. Surgeon General, and many legislators and regulators at the local, state and federal levels. A wide variety of federal, state, and local laws limit the advertising, sale, and use of tobacco, and these laws have proliferated in recent years. For instance, on April 29, 2021, the FDA announced plans to propose two tobacco products standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor of cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements, and media campaigns and restrictions on where consumers may use tobacco products. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for us to maintain the value of any brand.

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

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act (“PACT Act”) initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco comply with state tax laws. The PACT Act was recently extended to also cover e-cigarette and related products. The extension of the PACT Act has resulted in increased costs and disruption to our NewGen business, and those costs may continue to rise if we are unable to adjust our operations to respond relative to our competitors. See “—Many of our NewGen and cigar products have not obtained premarket authorization from the FDA and are currently marketed pursuant to a policy of FDA enforcement discretion, which could change. There could be a material adverse impact on our NewGen business development efforts if the FDA determines that our products are not subject to this compliance policy, or if our products become subject to increased regulatory compliance burdens imposed by the FDA and other regulatory or legislative bodies.” for further details. Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs, and have a material adverse effect on our business, results of operations, and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) granted the FDA regulatory authority over tobacco products. The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act (“CSTHEA”), which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the U.S. Customs and Border Protection (“CBP”) and the U.S. Center for Disease Control and Prevention’s (“CDC”) Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which we believe have received widespread public attention. The FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition. Any such regulation has the potential to increase costs and have a material adverse effect on our business, results of operations, ability to compete, and financial condition.

Our products are regulated by the FDA, which has broad regulatory powers.

The vast majority of our 2021 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

Specifically, the Tobacco Control Act (i) increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings, (ii) imposes restrictions on the sale and distribution of tobacco products, including significant restrictions on tobacco product advertising and promotion as well as the use of brand and trade names, (iii) bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products, (iv) bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol, (v) requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public, (vi) authorizes the FDA to require the reduction of nicotine and the potential reduction or elimination of other constituents or additives, including menthol, (vii) establishes resource-intensive pre-market and “substantial equivalence” review pathways for tobacco products that are considered new, (viii) gives the FDA broad authority to deny product applications thereby preventing the sale or distribution of the product subject to the application (and requiring such product to be removed from the market, if applicable), and (ix) requires tobacco product manufacturers (and certain other entities) to register with the FDA.

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

The deeming regulations require us to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and our other products, and indeed has indicated it intends to do so, which could have a material adverse impact on our ability and the cost to manufacture our products.

Marketing authorizations will be necessary in order for us to continue our distribution of certain of our NewGen and cigar products. The FDA has announced various compliance policies whereby it does not intend to prioritize enforcement for lack of premarket authorization against newly-deemed products, provided that such tobacco products were marketed as of August 8, 2016; are not marketed in certain manners likely to be attractive to youth; and for which premarket applications were timely submitted. As a result of recent litigation and subsequent FDA Guidance, marketing applications for newly-deemed products were required to have been submitted no later than September 9, 2020, with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized. Under the FDA’s compliance policy, such products could remain on the market until September 9, 2021, unless the FDA makes an adverse determination prior to that date. Subsequent to September 9, 2021, the FDA indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order (“MDO”) or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application.

In September 2020, we submitted applications on a timely basis for the appropriate authorizations for our products that are deemed products not otherwise grandfathered. We believe that these products satisfy the criteria for current marketing pursuant to the FDA’s compliance policy. However, there can be no guarantee that the FDA will agree, and the FDA may bring an enforcement action against our products for lack of premarket authorization and/or deny our premarket applications. We have no assurances that the outcome of such application review processes will result in our products receiving marketing authorizations from the FDA. For instance, on September 14, 2021, the FDA issued a marketing denial order (“MDO”) for certain of the Company’s proprietary e-liquid products subject of these PMTAs. The Company filed a Petition for Review in the Sixth Circuit Court of Appeals on September 23, 2021, followed by an Emergency Motion for a Stay Pending Review on September 30, 2021. On October 7, 2021, we were informed that the FDA had rescinded its September 14, 2021, MDO. We therefore withdrew both the Petition and Emergency Stay on October 8, 2021. The Rescission Letter indicated that the FDA had found additional relevant information that was not adequately assessed. If the FDA were to issue additional MDOs that remained in effect it could have an adverse impact on our business.

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

Furthermore, in addition to the FDA, there are restrictions being proposed or in effect at the federal, state, and local level related to NewGen products. For example, the PACT Act has now been amended to apply to certain NewGen products, which has impacts at the federal and state levels. These requirements are in addition to any increased regulation of internet sales that may be in effect or passed legislatively at the federal, state, or local levels, or promulgated via rulemaking by a government agency. Additionally, state attorneys general have monitored, and in some cases, have issued investigative requests and/or initiated litigation with regard to companies that sell these products related to online sales, marketing practices, and other aspects of the NewGen business. Increased regulation of additives in tobacco products through federal, state, or local governments may also adversely affect NewGen and cigar products. The application of these types of restrictions, and of any new laws or regulations which may be adopted in the future, to these products could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Some products we sell are subject to developing and unpredictable regulation.

Some of the products sold through our NewGen distribution vehicles may be subject to uncertain and evolving federal, state and local regulations concerning hemp, CBD and other non-tobacco consumable products, such as synthetically-derived nicotine, which recently became subject of legislation that would require premarket application filings similar to those required for products currently regulated under the Tobacco Control Act and potentially negatively impact sales of these products in the near future. See “Many of our NewGen and cigar products have not obtained premarket authorization from the FDA and are currently marketed pursuant to a policy of FDA enforcement discretion, which could change. There could be a material adverse impact on our NewGen business development efforts if the FDA determines that our products are not subject to this compliance policy, of if our products become subject to increased regulatory compliance burdens imposed by the FDA and other regulatory or legislative bodies.” Regulatory and related enforcement initiatives by authorities related to such products are unpredictable and impossible to anticipate. We anticipate that all levels of government, that have not already done so, are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. These regulations include or could include restrictions prohibiting certain form factors, such as smokable hemp products, or age restrictions. Accordingly, we cannot give any assurance that such actions would not have a material adverse effect on this emerging business and our NewGen strategy.

For instance, on October 21, 2021, the USPS published a Final Rule entitled “Treatment of E-Cigarettes in the Mail,” which followed its earlier publication of the Proposed Rule on February 19, 2021. This Final Rule was required as a result of the inclusion of Preventing Online Sales of E-Cigarettes to Children (“POSECA”) in the Further Consolidated Appropriations Act, 2021. POSECA, among other things, expanded the definition of “cigarettes” in the Jenkins Act and PACT Act to expressly capture electronic nicotine delivery systems  (“ENDS”). Consistent with the Proposed Rule, the Final Rule extends the existing prohibition on and exceptions to the mailing of “cigarettes” via USPS to include ENDS products, other than the Consumer Testing and Public Health exceptions. POSECA’s definition of ENDS also captures non-tobacco products, such as e-liquids that do not contain tobacco-derived nicotine.

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

Canada and some Canadian provinces have restricted or are contemplating restrictions on the sales and marketing of electronic cigarettes. Furthermore, some Canadian provinces have limited the use of electronic cigarettes and vaporizer products in public places. These measures, and any future measures taken to limit the marketing, sale and use of NewGen products may have a material adverse effect on our sales into Canada.

If our NewGen products become subject to increased taxes it could adversely affect our business.

Presently the federal government and many states do not tax the sale of NewGen products like they do the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of December 31, 2021, over half of the states, as well as, certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. These tax structures may benefit one type of NewGen product over another, which may result in consumers switching between NewGen products, other traditional tobacco products, or depress overall consumption in general. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, some states have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to our online sales of NewGen products into those states and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of recent court decisions related to the taxability of internet purchases, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek or have begun to impose sales tax on our online sales. The requirement to collect, track and remit taxes may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our strategy, we have begun to expand our business into key international locations, such as introducing our moist snuff tobacco products in South America. International expansion may subject us to additional or increasing international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

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

We are required to purchase all our cigarette papers, cigarette tubes and cigarette injector machines under the Distribution Agreements from the supplier in France. Additionally, a substantial portion of our NewGen products are sourced from China. In 2018, President Trump and his administration imposed significant additional tariffs on certain goods imported from outside the U.S., and future administrations could impose additional tariffs in the future. These additional tariffs apply to a significant portion of our NewGen products and may result in increased prices for our customers. These increased prices may reduce demand where customers are unable to absorb the increased prices or successfully pass them onto the end-user. If the U.S. were to impose additional tariffs on goods we import, it is likely to make it more costly for us to import goods from other countries. While the current or future administrations may have a desire to repeal some or all of the tariffs imposed by the Trump administration, no assurance can be given that they will do so. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

The tobacco industry has experienced, and continues to experience, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. In addition to the risks to our business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on our business and operations. There can be no assurance that we will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on our business, results of operations and financial condition.

In addition to current and potential future claims related to our core tobacco products, we are subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to our other NewGen products. We are still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over NewGen products or the regulation of our products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which we or our subsidiaries are a party, see “Item 3. Legal Proceedings” and “Note 18 – Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with NewGen products we ship, which could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic and related economic repercussions may affect our business.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the business environment generally. While these events have not yet had a material adverse effect on our business and B2C platforms like ours have seen elevated sales levels from consumer shifts to online purchasing, we can offer no assurance that the COVID-19 pandemic will not have an adverse effect in the future, particularly if the pandemic worsens or endures for an extended period of time.

The COVID-19 pandemic may adversely impact our financial results. Our third-party cigar wrap manufacturer in the Dominican Republic was temporarily shut down for three months, as a result of government efforts to curb the spread of COVID-19. Since the temporary shutdown, the manufacturer has operated without COVID-19 related interruptions. While our supply chain has not experienced other pandemic related interruptions, we have experienced some increase in costs. We can offer no assurance that the Company will not be adversely affected by the pandemic and related governmental actions in the future, particularly if the COVID-19 pandemic continues and/or other variants emerge. Similarly, because we have more than 100 employees, should the federal government reintroduce testing mandates or other measures to combat COVID-19, our workforce and ultimately our results of operations may be impacted if we have a significant number of employees unwilling to comply with such measures.

If the COVID-19 pandemic continues for an extended period of time or worsens, it could have a material adverse effect on our supply chain or workforce, either of which could have a material adverse effect on our business, financial condition and liquidity. In addition, if the impact of the COVID-19 pandemic continues it may heighten other risks that could affect our business.

Risks Related to Financial Results, Finances and Capital Structure

We have a substantial amount of indebtedness that could affect our financial condition.

As of December 31, 2021, we had $250 million in aggregate principal amount of our 5.625% senior secured notes due 2026 (the “Senior Secured Notes”) outstanding and $172.5 million in aggregate principal amount outstanding under our 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). We also have the ability to borrow up to $25 million under our new revolving credit facility entered into in February 2021 (the “New Revolving Credit Facility”) under which only letters of credit of $3.6 million were outstanding as of December 31, 2021. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

The indenture governing the Senior Secured Notes and our New Revolving Credit Facility each contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our New Revolving Credit Facility also requires us to maintain certain financial ratios under certain limited circumstances. A failure by us to comply with the covenants or financial ratios in our debt instruments could result in an event of default under the facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our debt instruments, the lenders under the facility could elect to declare all amounts outstanding under such instruments to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under one of our debt instruments were to be accelerated, it could cause an event of default and/or a cross-acceleration of our obligations under our other debt instruments and there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our business, results of operations, and financial condition.

Our status as an emerging growth company.

We ceased to be an emerging growth company on December 31, 2021. As a result, beginning on January 1, 2022 we are required to comply with the disclosure requirements applicable to non-emerging growth companies, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) as well as the requirement to provide enhanced disclosure regarding executive compensation and hold a non-binding advisory vote on executive compensation. Compliance with these new disclosure obligations could be costly and will require our management to devote increased effort toward ensuring compliance with the non-emerging growth company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of the change in our status or the timing of such costs, though such costs may be substantial. In addition, if we are unable to comply with the disclosure requirements applicable to non-EGCs in a timely manner we may be unable to file our current and periodic reports with the SEC on time, which could cause investors to lose confidence in our reports and also affect our ability to quickly access the capital markets.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting, and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting and, as a result of ceasing to be an Emerging Growth Company, our independent registered public accounting firm is now also required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. As noted below, this year’s assessment led management to conclude that a material weakness exists in our information technology control environment. No assurance can be given that we won’t discover additional material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404, including the requirement to have such controls tested by our independent registered public accounting firm. While an effective internal control environment is necessary to enable us to produce reliable financial statements and is an important component of our efforts to prevent and detect financial reporting errors and fraud, disclosure controls and internal control over financial reporting are generally not capable of preventing or detecting all financial reporting errors and all fraud. A control system, no matter how well-designed and operated, is designed to reduce rather than eliminate the risk of material misstatements in our financial statements. There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure in human judgment. A control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives and the design of a control system must reflect the fact that resource constraints exist.

If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses:

•	our reputation may be adversely affected and our business and operating results could be harmed;
•	the market price of our stock could decline;
•	we could fail to meet our financial reporting obligations; and
•	we could be subject to litigation and/or investigations or sanctions by the Securities and Exchange Commission (the “SEC”), the New York Stock Exchange or other regulatory authorities.

We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or in a timely manner, could result in loss of investor confidence and adversely impact our stock price.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, during the fourth quarter of 2021, management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. See  Part II, Item 9A for additional information. Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting.

As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness prior to the end of 2022. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and in turn, adversely impact our stock price.

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under certain of our debt instruments may bear interest at rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. The publication of USD LIBOR will cease after June 30, 2023, and the FCA confirmed that use of USD LIBOR will not be permitted in most new contracts after December 31, 2021. We are currently evaluating the impact of the potential replacement of the LIBOR interest rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to our Common Stock

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

We may sell additional shares of common stock in public or private offerings and may also sell securities convertible to common stock, such as the Convertible Senior Notes. We may also be required to issue common stock and conversion of our Convertible Senior Notes at the exercise or vesting of certain awards, see Note 13, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion..

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

General Risks

Our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters.

We have manufacturing operations in Tennessee and Kentucky. Additionally, we have critical suppliers of raw materials and finished products in other countries. Events may impact our ability to manufacture products or prevent critical suppliers from performing their obligations to us, through no fault of any party. Examples of such events could include the effect of potential epidemics, such as COVID-19; political upheavals including violent changes in government, regional conflicts and the reaction of the governments throughout the world to those conflicts such as the implementation of sanctions, widespread labor unrest, or breakdowns in civil order; and natural disasters, such as hurricanes, tornados, earthquakes or floods. If such events were to occur and disrupt our manufacturing capabilities or supply arrangements, there can be no assurance that we could quickly remedy the impact and there could be a material adverse impact on our business, results of operations, and financial condition.

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

Additionally, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, during the fourth quarter of 2021, management identified a material weakness in internal control related to ineffective ITGCs in the areas of user access and program change-management over certain IT systems that support the Company’s financial reporting processes. See Part II, Item 9A for additional information. In the event we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and, in turn, adversely impact our stock price.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’, retailers’ and consumers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches. We have been in the past and may again in the future be subject to cyberattacks, including attacks that have resulted in the theft of customer financial information, such as credit card information; however, no cyberattack we have suffered to date has resulted in material liability to us. These attacks have become increasingly sophisticated over time and maybe conducted or “sponsored” by nation states with significant resources. We cannot guarantee that a future breach would not result in material liability or otherwise harm our business. In the event of any such breach, we may be required to notify governmental authorities or consumers under breach disclosure laws, indemnify consumers or other third parties for losses resulting from the breach, and expend resources investigating and remediating any vulnerabilities that contributed to the occurrence of the breach. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security, even a security breach that does not result in a material liability, could harm our reputation and therefore, our business and financial condition. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information (including trade secrets), cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. While we maintain cyber errors and omissions insurance that covers certain cyber risks, our insurance coverage may be insufficient to cover all claims or losses. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

We may fail to manage our growth.

We have expanded over our history and intend to grow in the future. We acquired the Stoker’s® brand in 2003 and have continued to develop it through the introduction of new products, such as moist snuff. Our acquisition of the Vapor Beast® brand in 2016 accelerated our entry into non-traditional retail channels while the 2018 acquisition of IVG added a top B2C platform which enhances our marketing and selling of proprietary and third-party vapor products to adult consumers. More recently, the acquisition of Solace provided us with a leading line of e-liquids and a powerful new product development platform, the acquisition of certain tobacco assets and distribution rights from Durfort and BluntWrap USA secured long-term control of our Zig-Zag MYO cigar wrap products and provided us access to a portfolio of tobacco products with significant strategic value, and the acquisition of certain tobacco assets from Unitabac expanded our capabilities in the growing cigar market. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while maintaining the quality of our products and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all OTP and adjacent product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

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

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy, including as a result of the effect of the COVID-19 pandemic. A material decline in the economic conditions affecting consumers, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Material inflation may also lead to significant increases in property, E&O and other insurance premiums which could affect our results of operations and liquidity and may also result in us self-insuring if the premiums become uneconomical. Electronic cigarettes, vaporizer, e-liquid, and other NewGen products are relatively new to market and may be regarded by users as a novelty item and expendable. As such, demand for our NewGen products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment, the ultimate effect on the economy of the COVID-19 pandemic and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2021, we operated manufacturing, distribution, office, and warehouse space in the U.S., all of which is leased with the exception of our Dresden, Tennessee, manufacturing facility which is owned. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our two manufacturing and distribution facilities located in Louisville, Kentucky and Sheperdsville, Kentucky are used by all our segments. Our third manufacturing and distribution facilities located in Dresden, Tennessee is used by our Stoker’s Product segment. We believe our facilities are generally adequate for our current and anticipated future use.

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

Yavor Efremov, age 49, has served as our President and CEO since January 2022. Prior to January 2022, Mr. Efremov served as a director of our Company since July 2021. Mr. Efremov currently serves on the board of MDH Acquisition Corp. From April 2019 to November 2019, Mr. Efremov was the CEO of Motorsport Network, a global company with 630 employees, and was responsible for restructuring the company, hiring a management team, developing a vision for the company and executing on that vision. Prior to Motorsport Network, Mr. Efremov spent 5 years at Liberty Media as SVP, Corporate Development. Prior to that, Mr. Efremov spent 8 years in the Technology, Media and Telecom group of Goldman, Sachs & Co. in New York and, prior to that, Mr. Efremov was an M&A lawyer with Cleary, Gottlieb, Steen & Hamilton for 5 years, also in New York. Mr. Efremov holds a J.D. from the Yale Law School, a Ph.D. in Economics from Yale, B.S. (Mathematics) and B.A. (Economics) from Furman University.

Graham Purdy, age 50, was appointed as Chief Operating Officer in November 2019 after serving as President of our New Ventures Division since December 2017. Mr. Purdy joined the Company in 2004 and has held various leadership positions since that time. Prior to joining the Company, Mr. Purdy spent 7 years at Philip Morris, USA where he served in senior sales and sales management positions. Mr. Purdy holds a Bachelor of Arts from California State University, Chico.

Luis Reformina, age 44, was appointed Chief Financial Officer in May 2021 after serving as the Company’s Chief Business Development Officer since October 2020. He joined the Company as Vice President of Business Development in 2019. Prior to joining the Company, Mr. Reformina spent nearly two decades in the finance and investment industry working at Point72 Asset Management, Waterfront Capital Partners, Perella Weinberg Partners and Vestar Capital Partners in various roles deploying capital across different industries. He began his career as an investment banker at Goldman Sachs & Co. Mr. Reformina holds a B.S, Summa Cum Laude, in Electrical Engineering from Cornell University and an M.B.A from Stanford Graduate School of Business where he was an Arjay Miller Scholar.

Brittani N. Cushman, age 37, has been our Senior Vice President, General Counsel, and Secretary since November 2020 and has served in various roles in our legal department since joining the Company in October 2014. Prior to joining the Company, Ms. Cushman spent five years at Xcaliber International, Ltd., L.L.C., where she was most recently the General Counsel, responsible for all legal affairs. Ms. Cushman holds a Bachelor of Science in Business Administration in business management from the University of Tulsa and a J.D. from Washington and Lee University School of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock (par value $0.01 per share) is listed is the New York Stock Exchange under the symbol “TPB.” At March 4, 2022, there were 145 holders of record of Turning Point Brands, Inc.’s common stock.

Dividends. On November 9, 2017, our Board of Directors approved the initiation of a cash dividend to shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.055 per common share, an increase of approximately 38% compared to the initial dividend, was paid on January 7, 2022, to shareholders of record at the close of business on December 17, 2021. Future dividend amounts will be considered after reviewing financial results and capital needs and will be declared at the discretion of the Company’s board of directors.

Performance graph. The graph below compares the cumulative total shareholder return of Turning Point Brands, Inc.’s common stock since our initial public offering on May 11, 2016, with the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes an initial investment of $100 on May 11, 2016, and that all dividends were reinvested. The cumulative returns shown represent the value that these investments would have had on December 31, 2021.

Issuer purchases of equity securities.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million bringing the authority at the time back to $50 million (including approximately $19.3 million available for repurchases under the Board’s previous authorization). As of December 31, 2021, we had $31.8 million of remaining authority under the repurchase program. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans. On February 24, 2022, the Board increased the approved share repurchase program by $24.6 million bringing total authority at that time to $50 million.

The following table includes information regarding purchases of our common stock made by us during the quarter ended December 31, 2021 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	-	$-	-	$50,028,385
November 1 to November 30	253,000	$39.30	253,000	$40,085,485
December 1 to December 31	224,707	$36.73	224,707	$31,831,997
Total	477,707		477,707

Item 6. Selected Financial Data

Reserved

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

Overview

We are a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited mid-single-digit consumer unit annualized growth over the three year period ending 2021 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our three focus segments are led by our core, proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) along with Solace® in the NewGen Products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 800 distributors with an additional 200 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2021, our products are available in approximately 195,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 215,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Products

We operate in three segments: Zig-Zag Products, Stoker’s Products and NewGen Products. In our Zig-Zag Products segment, we principally market and distribute (i) rolling papers, tubes, and related products; and (ii) finished cigars and make-your-own (“MYO”) cigar wraps. In our Stoker’s Products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market loose leaf chewing tobacco products. In our NewGen Products segment, we (i) market and distribute liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi B2C online platform. Refer to the ‘Recent Developments’ section below for details regarding the Turning Point Brands Canada (formerly ReCreation Marketing) investment.

Our portfolio of brands includes some of the most widely recognized names in the alternative smoking accessories and OTP industries, such as Zig-Zag®, Stoker’s®, Vapor Beast® and VaporFi®. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Zig-Zag®	Cigarette Papers	Zig-Zag Products	33.6%	#1 premium, #1 overall
Zig-Zag®	MYO Cigar Wraps	Zig-Zag Products	56.2%	#1 overall
Stoker’s®	Moist Snuff	Stoker’s Products	5.6%	#3 discount, #6 overall
Stoker’s®	Chewing Tobacco	Stoker’s Products	25.6%	#1 discount, #1 overall

(1) Market share and category rank data for all products are derived from MSAi data 52 weeks ended 12/25/21.

We subscribe to a sales tracking system from MSAi that records all OTP product shipments (ours as well as those of our competitors) from approximately 600 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Our sales and marketing group of approximately 180 professionals utilize the MSAi system to efficiently target markets and sales channels with the highest sales potential.

Our core Zig-Zag Products and Stoker’s Products segments primarily generate revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our acquisition of VaporBeast in 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets. Our acquisition of IVG in 2018 enhanced our B2C revenue stream with the addition of the Vapor-Fi online platform. The acquisition of Solace in 2019 provided us with a line of leading liquids and a powerful new product development platform. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including “deeming regulation”;
•	Increasing and unpredictable regulation of NewGen products;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

Recent Developments

CLIPPER® Lighters

In February 2022, we entered into an agreement with Flamagas, a renowned lighter manufacturer, for exclusive distribution of CLIPPER® lighters in the United States and Canada.

Final Rule Related to PACT Act Published

On October 21, 2021, the United States Postal Service (“USPS”) published a Final Rule entitled “Treatment of E-Cigarettes in the Mail,” which followed its earlier publication of the Proposed Rule on February 19, 2021. This Final Rule was required as a result of the inclusion of Division FF, Title VI (Preventing Online Sales of E-Cigarettes to Children or “POSECA”) in the Further Consolidated Appropriations Act, 2021. POSECA, among other things, expanded the definition of “cigarettes” in the Jenkins Act and Prevent All Cigarette Trafficking (“PACT”) Act to expressly capture “electronic nicotine delivery systems,” i.e., ENDS. Consistent with the Proposed Rule, the Final Rule extends the existing prohibition on and exceptions to the mailing of “cigarettes” via USPS to ENDS products, other than the Consumer Testing and Public Health exceptions. Specifically, the Final Rule extends the following exceptions to the prohibition on mailing of ENDS products: the Business/Regulatory Purposes Exception, the Certain Individuals Exception, and the exception for intra-Alaska and intra-Hawaii shipments. We have received certain shipping exemptions from carrier services to carry the affected freight and have created a supplemental logistical network for those shipments not covered by the exemptions.

Unitabac

On July 23, 2021, we acquired certain assets of Unitabac, a marketer of mass-market cigars, for $10.7 million in total consideration, comprised of $9.6 million in cash and $1.1 million of capitalized transaction costs. In the acquisition, we acquired a robust portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) Homogenized Tobacco Leaf (HTL) products and Rolled Leaf and Natural Leaf Cigarillo Products.

Old Pal

On July 21, 2021, we invested $8 million in Old Pal Holding Company LLC (“Old Pal”), a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. We invested in the form of a convertible note which includes additional follow-on investment rights. Our investment will enable Old Pal to expand product offerings in existing states, which include California, Nevada, Michigan, Oklahoma, Ohio, Washington and Massachusetts, and will help create the infrastructure necessary to support continued territory and product expansion.

Direct Value Wholesale

In April 2021, Turning Point Brands Canada, a VIE for which we are considered the primary beneficiary, purchased 100% of the equity interest of Westhem Ventures LTD d/b/a Direct Value Wholesale (“DVW”) for $3.9 million in total consideration, comprised of $3.5 million paid in cash and $0.5 million in accrued consideration paid during 2021. DVW is Canadian distribution entity that operates in markets not primarily served by Turning Point Brands Canada. The acquisition expands Turning Point Brands Canada’s markets in Canada.

Docklight Brands, Inc.

On April 19, 2021, we invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. We have additional follow-on investment rights. As part of the investment, we have obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

Premarket Tobacco Applications

We submitted Premarket Tobacco Applications (“PMTAs”) covering 250 products to the FDA prior to the September 9, 2020 filing deadline. The PMTAs cover a broad assortment of products in the vapor category including multiple proprietary e-liquid offerings in varying nicotine strengths, technologies and sizes; proprietary replacement parts and components of open system tank devices through partnerships with two leading manufacturers for exclusive distribution of products in the United States; and a closed system e-cigarette. On September 14, 2021, the FDA issued a Marketing Denial Order (“MDO”) for certain of the Company’s proprietary e-liquid products subject of these PMTAs. The Company filed a Petition for Review in the Sixth Circuit Court of Appeals on September 23, 2021, followed by an Emergency Motion for a Stay Pending Review on September 30, 2021. On October 7, 2021, we were informed that the FDA had rescinded its September 14, 2021, MDO. We therefore withdrew both the Petition and Emergency Stay on October 8, 2021. The Rescission Letter indicated that the FDA had found additional relevant information that was not adequately assessed. The Rescission Letter further clarified that the FDA presently has no intention of initiating any regulatory enforcement action against the products.

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

Revenue Recognition

We recognize revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and sales incentives, upon delivery of goods to the customer—at which time our performance obligation is satisfied—at an amount that we expect to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. We exclude from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or vaping products billed to customers).

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

Based on our annual goodwill impairment testing, the estimated fair values of each of our reporting units were in excess of the respective carrying values at December 31, 2021. We had no such impairment of goodwill or other intangible assets during the year ended December 31, 2021. However, there could be an impairment of the goodwill of the NewGen reporting unit if future revenues do not achieve our expected future cash flows or if macroeconomic conditions result in future increases in the weighted average cost of capital used to estimate fair value. Refer to Note 10 of Notes to Consolidated Financial Statements for further details regarding our goodwill and other intangible assets as of December 31, 2021.

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

Stock-Based Compensation

We measure stock compensation costs related to our stock options on the fair value-based method under the provisions of ASC 718, Compensation – Stock Compensation, which requires compensation cost for stock options to be recognized based on the fair value of stock options granted. We determine the fair value of these awards using the Black-Scholes option pricing model.

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

We grant restricted stock units (“RSU”) subject to service-based vesting conditions. The fair value of each RSU is our stock price on the date of grant. We recognize compensation expense as services are rendered in accordance with ASC 718. Stock compensation expense is recorded over the service period in the RSU grant.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. We recorded an allowance for doubtful accounts of $0.3 million and $0.2 million at December 31, 2021 and 2020, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost was determined using the first-in, first-out (“FIFO”) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $7.7 million and $9.9 million at December 31, 2021 and 2020, respectively.

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of operations for the years ended December 31 (in thousands):

	For the year ended December 31,
	2021	2020	% Change	2019	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$176,491	$132,812	32.9%	$108,733	22.1%
Stoker’s products	124,280	115,866	7.3%	99,894	16.0%
NewGen products	144,700	156,433	-7.5%	153,362	2.0%
Total net sales	445,471	405,111	10.0%	361,989	11.9%
Cost of sales	227,637	215,121	5.8%	224,872	-4.3%
Gross profit
Zig-Zag products	102,739	78,278	31.2%	59,414	31.8%
Stoker’s products	68,084	61,764	10.2%	52,620	17.4%
NewGen products	47,011	49,948	-5.9%	25,083	99.1%
Total gross profit	217,834	189,990	14.7%	137,117	38.6%

Selling, general, and administrative expenses	127,513	125,563	1.6%	109,887	14.3%
Operating income	90,321	64,427	40.2%	27,230	136.6%
Interest expense, net	20,500	13,487	52.0%	14,435	-6.6%
Investment loss (income)	6,673	(198)	-3470.2%	(2,648)	-92.5%
(Gain) loss on extinguishment of debt	(2,154)	-	NM	1,308	-100.0%
Net periodic benefit cost (income), excluding service cost	-	989	-100.0%	(4,961)	-119.9%
Income before income taxes	65,302	50,149	30.2%	19,096	162.6%
Income tax expense	14,040	11,957	17.4%	2,863	317.6%
Consolidated net income	51,262	38,192	34.2%	16,233	135.3%
Net loss attributable to non-controlling interest	(797)	-	NM	-	NM
Net income attributable to Turning Point Brands, Inc.	$52,059	$38,192	36.3%	$16,233	135.3%

Comparison of Year Ended December 31, 2021, to Year Ended December 31, 2020

Net Sales. For the year ended December 31, 2021, overall net sales increased to $445.5 million from $405.1 million for the year ended December 31, 2020, an increase of $40.4 million or 10.0%. The increase in net sales was primarily driven by increased sales volume in the Zig-Zag Products segment.

For the year ended December 31, 2021, net sales in the Zig-Zag Products segment increased to $176.5 million from $132.8 million for the year ended December 31, 2020, an increase of $43.7 million or 32.9%. For the year ended December 31, 2021, Zig-Zag Products volumes increased 29.7%, and price/mix increased 3.2%. The increase in net sales was by led by double-digit growth in sales of our MYO cigar wraps and U.S. rolling papers business. This growth was complemented by our Canadian business which benefited from the consolidation of Turning Point Brands Canada in the current year period.

For the year ended December 31, 2021, net sales in the Stoker’s Products segment increased to $124.3 million from $115.9 million for the year ended December 31, 2020, an increase of $8.4 million or 7.3%. For the year ended December 31, 2021, Stoker’s Products volume increased 1.3% and price/mix increased 6.0%. The increase in net sales was driven by the continuing double-digit growth of Stoker’s® MST offset by low single-digit decline in loose-leaf chewing tobacco. MST represented 63% of Stoker’s Products revenue in 2021, up from 59% a year earlier.

For the year ended December 31, 2021, net sales in the NewGen products segment decreased to $144.7 million from $156.4 million for the year ended December 31, 2020, a decrease of $11.7 million or 7.5%. The decrease in net sales was primarily the result of declines in the vape distribution businesses as a result of strong B2C orders during stay-at-home provisions in the prior year as well as the changing regulatory environment.

Gross Profit. For the year ended December 31, 2021, overall gross profit increased to $217.8 million from $190.0 million for the year ended December 31, 2020, an increase of $27.8 million or 14.7%. Gross profit as a percentage of net sales increased to 48.9% for the year ended December 31, 2021, from 46.9% for the year ended December 31, 2020. The increase in gross profit as a percentage of net sales was driven by increased margin in the Stoker’s Products segment as a result of strong incremental margin contribution of MST.

For the year ended December 31, 2021, gross profit in the Zig-Zag Products segment increased to $102.7 million from $78.3 million for the year ended December 31, 2020, an increase of $24.5 million or 31.2%. Gross profit as a percentage of net sales decreased to 58.2% of net sales for the year ended December 31, 2021, from 58.9% of net sales for the year ended December 31, 2020. The decrease in gross profit as a percentage of net sales is a result of the consolidation of Turning Point Brands Canada in the current year period which operates at lower margins than our traditional business.

For the year ended December 31, 2021, gross profit in the Stoker’s Products segment increased to $68.1 million from $61.8 million for the year ended December 31, 2020, an increase of $6.3 million or 10.2%. Gross profit as a percentage of net sales increased to 54.8% of net sales for the year ended December 31, 2021, from 53.3% of net sales for the year ended December 31, 2020. The increase in gross profit as a percentage of net sales is primarily a result of pricing and strong incremental margin contribution of MST.

For the year ended December 31, 2021, gross profit in the NewGen products segment decreased to $47.0 million from $49.9 million for the year ended December 31, 2020, a decrease of $2.9 million or 5.9%. NewGen gross profit includes $1.1 million of tariff expenses in 2021 compared to $10.1 million in 2020. Gross profit as a percentage of net sales increased to 32.5% of net sales for the year ended December 31, 2021, from 31.9% of net sales for the year ended December 31, 2020, primarily as a result of increased margins in the vape distribution businesses.

Selling, General and Administrative Expenses. For the year ended December 31, 2021, selling, general and administrative expenses increased to $127.5 million from $125.6 million for the year ended December 31, 2020, an increase of $2.0 million or 1.6%. Selling, general, and administrative expenses for the year ended December 31, 2021, included $7.6 million of stock options, restricted stock and incentives expense, $1.3 million of transaction expenses, $0.8 million of restructuring expenses and $2.6 million of expense related to PMTA. Selling, general, and administrative expenses for the year ended December 31, 2020, included $2.6 million of stock options, restricted stock and incentives expense, $3.1 million of transaction expenses, $0.5 million of restructuring expenses and $14.4 million of expense related to PMTA. The increase in selling, general and administrative expenses is a result of variable costs in our online business as well as increased shipping costs from PACT Act implementation for vape products and higher freight rates across all segments combined with the impact of the consolidation of Turning Point Brands Canada in the current year period.

Interest Expense, net. For the year ended December 31, 2021, interest expense, on a net basis, increased to $20.5 million from $13.5 million for the year ended December 31, 2020, primarily as a result the issuance of the Senior Secured Notes and related refinancing of the 2018 First Lien Credit Facility which increased the Company’s outstanding debt.

Investment Loss (Income). For the year ended December 31, 2021, investment loss increased to $6.7 million compared to $0.2 million of investment income for the year ended December 31, 2020, primarily as a result of $7.1 million impairment of our investment in dosist. See Note 11 Other Assets in the Consolidated Financial Statements for additional information on the dosist investment.

(Gain) Loss on Extinguishment of Debt. For the year ended December 31, 2021, gain on extinguishment of debt was $2.2 million as a result of forgiveness of the unsecured loan issued to us under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) partially offset by the repayment of the 2018 First Lien Credit Facility. For the year ended December 31, 2020, there was no loss on extinguishment of debt.

Net Periodic Benefit Cost (Income), excluding service cost. For the year ended December 31, 2021, there was no net periodic benefit cost or income. For the year ended December 31, 2020, net periodic cost was $0.9 million primarily as a result of the curtailment from the shutdown of the pension plan.

Income Tax Expense. The Company’s income tax expense was $14.0 million, or 21.5% of income before income taxes, for the year ended December 31, 2021, and included discrete tax deductions of $7.5 million related to the forgiveness of the $7.5 million unsecured loan and $7.2 million relating to stock option exercises during the year. The Company’s income tax expense was $12.0 million, or 23.8% of income before income taxes, for the year ended December 31, 2020, and included a discrete tax deduction of $3.3 million relating to stock option exercises during the year and a discrete tax benefit of $0.6 million from the shutdown of the pension plan.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest was $0.8 million for the year ended December 31, 2021, compared to $0.0 million for the year ended December 31, 2020.

Net Income Attributable to Turning Point Brands, Inc. Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the years ended December 31, 2021 and 2020, was $52.1 million and $38.2 million, respectively.

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

Gross Profit. For the year ended December 31, 2020, overall gross profit increased to $190.0 million from $137.1 million for the year ended December 31, 2019, an increase of $52.9 million or 38.6%, due to growth across all segments and $24.2 million of costs in 2019 that did not recur primarily related to inventory reserves. Consolidated gross profit for the year ended December 31, 2019, included $1.2 million of introductory launch costs and $23.0 million of restructuring costs primarily inventory reserves. Gross profit as a percentage of net sales increased to 46.9% for the year ended December 31, 2020, from 37.9% for the year ended December 31, 2019.

For the year ended December 31, 2020, gross profit in the Zig-Zag Products segment increased to $78.3 million from $59.4 million for the year ended December 31, 2019, an increase of $18.9 million or 31.8%. Gross profit as a percentage of net sales increased to 58.9% of net sales for the year ended December 31, 2020, from 54.6% of net sales for the year ended December 31, 2019. The increase in gross profit as a percentage of net sales is a result of increased US paper sales and increased margin in MYO cigar sales as a result of the Durfort transaction.

For the year ended December 31, 2020, gross profit in the Stoker’s Products segment increased to $61.8 million from $52.6 million for the year ended December 31, 2019, an increase of $9.1 million or 17.4%. Gross profit as a percentage of net sales increased to 53.3% of net sales for the year ended December 31, 2020, from 52.7% of net sales for the year ended December 31, 2019. The increase in gross profit as a percentage of net sales is primarily a result of strong incremental margin contribution of MST.

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

Selling, General and Administrative Expenses. For the year ended December 31, 2020, selling, general and administrative expenses increased to $125.6 million from $109.9 million for the year ended December 31, 2019, an increase of $15.7 million or 14.3%. Selling, general, and administrative expenses for the year ended December 31, 2020, included $2.6 million of stock options, restricted stock and incentives expense, $3.1 million of transaction expenses, $0.5 million of restructuring expenses and $14.4 million of expense related to PMTA. Selling, general, and administrative expenses for the year ended December 31, 2019, included $1.8 million of transaction costs (primarily relating to Solace and Turning Point Brands Canada as well as earnout expense for IVG), $5.0 million of introductory launch costs, $3.2 million of restructuring expenses, and $2.2 million in PMTA expenses.

Interest Expense, net. For the year ended December 31, 2020, interest expense, on a net basis, decreased to $13.5 million from $14.4 million for the year ended December 31, 2019, primarily as a result of a decrease in interest expense on our 2018 First Lien Term Loan as result of lower interest rates partially offset by increased interest expense from our Convertible Senior Notes.

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

Income Tax Expense. The Company’s income tax expense was $12.0 million, or 23.8% of income before income taxes, for the year ended December 31, 2020, and included a discrete tax deduction of $3.3 million relating to stock option exercises during the year and a discrete tax benefit of $0.6 million from the shutdown of the pension plan. The Company’s income tax expense of $2.9 million, or 15.0% of income before income taxes, for the year ended December 31, 2019, was lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.6 million from the exercise of stock options during the year.

Net Income Attributable to Turning Point Brands, Inc . Due to the factors described above, net income for the year ended December 31, 2020 and 2019, was $38.2 million and $16.2 million, respectively.

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

We define “EBITDA” as net income before interest expense, loss on extinguishment of debt, provision for income taxes, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, loss (gain) on extinguishment of debt, provision for income taxes, depreciation, amortization, other non-cash items, and other items we do not consider ordinary course in our evaluation of ongoing operating performance.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses required to be recorded in our financial statements by U.S. GAAP and is subject to inherent limitations. Other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provide a reconciliation between net income, EBITDA and Adjusted EBITDA.

(in thousands)	Years ended December 31,
	2021	2020	2019
Consolidated net income	$52,059	$38,192	$16,233
Add:
Interest expense, net	20,500	13,487	14,435
(Gain) loss on extinguishment of debt	(2,154)	-	1,308
Income tax expense	14,040	11,957	2,863
Depreciation expense	3,105	3,237	2,638
Amortization expense	1,907	1,781	1,451
EBITDA	$89,457	$68,654	$38,928
Components of Adjusted EBITDA
Other (a)	-	988	(11)
Stock options, restricted stock, and incentives expense (b)	7,557	2,555	4,626
Transactional expenses and strategic initiatives (c)	1,267	3,087	1,764
New product launch costs (d)	-	-	6,185
FDA PMTA (e)	1,668	14,435	2,153
Corporate and vapor restructuring (f)	1,026	517	19,214
Non-cash asset impairment (g)	7,100	-	-
Vendor settlement (h)	-	-	(5,522)
Adjusted EBITDA	$108,075	$90,236	$67,337

(a)	Represents non-cash pension expense (income) and foreign exchange hedging.
(b)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(c)	Represents the fees incurred for transaction expenses and strategic initiatives.
(d)	Represents product launch costs for our new product lines.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)
Costs during the year ended December 31, 2021, represent the write-down and disposal cost of discontinued vape inventory and cost of retail store lease termination. Costs during the year ended December 31, 2020, represent the costs from the retirement of a senior executive. Costs during the year ended December 31, 2019, represent the costs associated with corporate and vapor restructuring including severance and inventory reserves

(g)	Represents impairment of investment in dosist.
(h)	Represents net gain associated with the settlement of a vendor contract.

Liquidity and Capital Resources

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our New Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less cash and current liabilities, increased $15.5 million to $80.5 million at December 31, 2021, compared with $65.0 million at December 31, 2020. The increase in working capital is primarily due to decrease in the current portion of long-term debt as a result of paying off the 2018 Second Lien Credit Facility and the Promissory Note issued to the sellers in connection with the Durfort acquisition.

	As of
(in thousands)	December 31, 2021	December 31, 2020

Current assets	$120,849	$121,638
Current liabilities	40,336	56,629
Working capital	$80,513	$65,009

During the year ended December 31, 2021 and 2020, we invested $6.2 million and $6.1 million, respectively, in capital expenditures. We had unrestricted cash on hand of $128.3 million and $41.8 million as of December 31, 2021 and 2020, respectively. The significant increase in cash on hand is primarily the result of the proceeds from the Senior Secured Note issuance. We had restricted assets of $34.7 million and $35.1 million as of December 31, 2021 and 2020, respectively. Restricted assets consist of escrow deposits under the MSA and insurance deposits. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities increased to $68.2 million from $43.7 million for the year ended December 31, 2020, an increase of $24.5 million or 56%, primarily due to higher net income due to increased sales combined with the timing of changes in working capital.

For the year ended December 31, 2020, net cash provided by operating activities increased to $43.7 million from $37.8 million for the year ended December 31, 2019, an increase of $5.9 million or 16%, primarily due to higher net income due to increased sales offset by the timing of changes in working capital.

Cash Flows from Investing Activities

For the year ended December 31, 2021, net cash used in investing activities decreased to $58.8 million from $64.8 million for the year ended December 31, 2020, a decrease of $6.0 million or 9%, primarily due to the decrease in acquisitions partially offset by the purchase of investments in our MSA escrow account which reflects the change in restricted cash.

For the year ended December 31, 2020, net cash used in investing activities was $64.8 million compared to net cash provided by investing activities of $15.9 million for the year ended December 31, 2019, a decrease of $80.7 million or 508%, primarily due to increases in cash paid for acquisitions and investments in 2020.

Cash Flows from Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $57.1 million compared to net cash used in financing activities $29.3 million for the year ended December 31, 2020, an increase of $86.4 million or 295%, primarily due to the net proceeds from the Senior Secured Notes partially offset by the repayment in full of the 2018 First Lien Term Loan in the first quarter of 2021 with the proceeds of the Senior Secured Notes and the repurchase of $38.7 million of common stock during 2021.

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

Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2021 and 2020, in order of preference:

	December 31, 2021	December 31, 2020
Senior Secured Notes	$250,000	$-
2018 First Lien Term Loan	-	130,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	-	10,000
Note payable - Unsecured Loan	-	7,485
Gross notes payable and long-term debt	422,500	319,985
Less deferred finance charges	(8,328)	(5,873)
Less current maturities	-	(12,000)
Net notes payable and long-term debt	$414,172	$302,112

As noted above under “—Recent Developments—Senior Secured Notes and New Revolving Credit Facility,” on February 11, 2021, the Company completed a comprehensive refinancing transaction pursuant to which the Company issued $250 million of its Senior Secured Notes entered into the New Revolving Credit Facility. The proceeds from the Offering of the Senior Secured Notes were used to (i) repay all obligations under and terminate the 2018 First Lien Term Loan and 2018 First Lien Revolver, (ii) pay related fees, costs, and expenses and (iii) for general corporate purposes.

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

Obligations under the Senior Secured Notes are guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any Credit Facility (as defined in the Indenture governing the Senior Secured Notes or the “Senior Secured Notes Indenture”), including the 2021 Revolving Credit Facility, or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The Senior Secured Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.

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

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default.

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

2018 Credit Facility

In the first quarter of 2021, we used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt, which includes a $3.6 million loss from the early termination of the interest rate swap agreement. See Note 13, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion.

Convertible Senior Notes

In July 2019 we closed an offering of $172.5 million in aggregate principal amount of our Convertible Senior Notes. The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations.

The Convertible Senior Notes are convertible into approximately 3,208,172 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.598 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.77 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2021.

The indenture covering the Convertible Senior Notes contains customary events of default.

We early adopted ASU 2020-06 effective January 1, 2021, on a retrospective basis to all periods presented. Under ASU 2020-06, the Company accounts for the Convertible Senior Notes entirely as a liability and will no longer separately account for the Convertible Senior Notes with liability and equity components. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion of the impact of the adoption of ASU 2020-06.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.77 per and a cap price of $82.86 per, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

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

Unsecured Loan

On April 17, 2020, National Tobacco Company, L.P., a wholly-owned subsidiary of the Company, entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan issued pursuant to the CARES Act. The proceeds of the loan were received on April 27, 2020. The loan was scheduled to mature on April 17, 2022 and had a 1.00% interest rate. Under the CARES Act we were permitted to apply for forgiveness of the loan if the proceeds were used as required for certain purposes. During 2021, we applied for forgiveness for the loan. On October 15, 2021, we received notice that our application for forgiveness was fully approved. The extinguishment of the unsecured loan occurred in the fourth quarter of 2021 resulting in a $7.5 million gain on extinguishment of debt. We are subject to audit relating to the unsecured loan until 2027 which could result in repayment of some or all of the unsecured loan previously forgiven. However, we believe that repayment of any amount is not probable.

Distribution Agreements

For a description of our material distribution agreements, see “Business—Distribution and Supply Agreements.”

Master Settlement Agreement

On November 23, 1998, the major U.S. cigarette manufacturers, Philip Morris USA, Inc., Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company, entered into the MSA with attorneys general representing states that agreed to settle certain recovery actions (the “Settling States”). In order to be in compliance with the MSA and subsequent states’ statutes, we were required to fund an escrow account with each of the Settling States based on the number of cigarettes or cigarette equivalents (which is measured by pounds of MYO cigarette smoking tobacco) sold in such state. We discontinued our generic category of MYO in 2019 and our Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, we have no remaining product lines covered by the MSA and will not be required to make future escrow deposits. Each year’s deposit will be released from escrow after 25 years. We are scheduled to begin receiving payments as our escrow deposits are released from escrow beginning in 2024.

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

Sales	Deposits as of December 31,
Year	2021	2020

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	83

Total	$32,073	$32,074

Off-balance Sheet Arrangements

During 2021, we did not execute any forward contracts. We had no forward contracts at December 31, 2021. During 2020, we executed various forward contracts for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At December 31, 2020, we had forward contracts for the purchase of €18.0 million and sale of €19.6 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.4 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at December 31, 2020. We had no interest rate swap contracts at December 31, 2021. We had interest rate swap contracts for a total notional amount of $70 million at December 31, 2020. The fair values of the interest rate swap contracts were based upon quoted market prices and resulted in a liability of $3.7 million as of December 31, 2020, included in other long-term liabilities.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, lease payments, debt service and capital expenditures. The Company’s contractual obligations primarily include long-term debt and lease obligations. For information regarding our long-term debt obligations and cash payment obligations thereunder, please see Note 13, “Notes Payable and Long-Term Debt” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. For information regarding our lease obligations and cash payment obligations thereunder, please see Note 16, “Lease Commitments” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In 2021, we increased our share repurchase authorization by an additional $30.7 million during the fourth quarter and spent $18.2 million to repurchase 477,707 shares at an average price of $38.09 per share. Subsequent to the quarter end, the Company spent $6.6 million to repurchase 178,196 shares at an average price of $37.08 per share.

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

We regularly review our foreign currency risk and hedging programs and may as part of that review determine at any time to change our hedging policy. During 2021, we executed no forward contracts for the purchase of euros. At December 31, 2021, we had no forward contracts for the purchase of euros. A 10% change in the euro to U.S. dollars exchange rate would change pre-tax income by approximately $1.7 million per year.

Credit Risk

At December 31, 2021 and 2020, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $137.2 million and $69.7 million, respectively. The Company has chosen to invest a portion of the MSA escrows, from time to time, in U.S. Government securities including Treasury Notes and Treasury Bonds.

We sell our products to distributors, retail establishments, and individual consumers throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2021, 2020, and 2019, we had no customers that accounted for more than 10% of our net sales. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

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

Item 8. Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Turning Point Brands, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 11, 2022 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Analysis for the NewGen Reporting Unit

As described in Note 10 to the financial statements, the Company’s goodwill balance in the NewGen segment, which is also a reporting unit, was $25.6 million at December 31, 2021, and as described in Note 2 to the financial statements, goodwill is tested for impairment, at the reporting unit level, at least annually on December 31 or more frequently if indicators of impairment require the performance of an interim impairment assessment. To test goodwill for impairment, management compares the estimated fair value of the reporting unit, which is determined using a discounted cash flow method, with the carrying value of the reporting unit, including goodwill.

We identified the goodwill impairment assessment for the NewGen reporting unit as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of this reporting unit, including management’s forecasts of expected revenue growth rates, managements selection of the discount rate, and management’s estimate of the terminal value. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimated fair value of the NewGen reporting unit for goodwill impairment testing.

Our audit procedures related to the assessment of goodwill impairment for the NewGen reporting unit included the following, among others:

•	Evaluating the reasonableness of management’s forecasts of revenue growth rates by comparing the projections to historical results and to publicly available market data.
•	Tested the accuracy of management’s estimation process by comparing current year results to prior year estimates.
•	We utilized valuation specialists to assist in the following, among others:
o	Evaluating the appropriateness of the valuation method used by management and testing its mathematical accuracy.
o
Evaluating the appropriateness of the methodology used by management to estimate the terminal value, comparing the inputs used by management to estimate the terminal value to market data, and testing its mathematical accuracy.

o	Evaluating the reasonableness of the discount rate by comparing the underlying source information to publicly available market data and testing the accuracy of the calculation.

Fair Value of dosistTM Investment

As described in Note 11 to the financial statements, at December 31, 2021 the Company estimated the fair value of its investment in warrants for preferred shares of dosistTM to be $7.9 million, which resulted in the Company recording an impairment loss of $7.1 million for the year ended December 31, 2021. Because the Company’s investment in dosistTM does not have a readily determinable fair value, the Company has elected a practical expedient to record this investment at the original cost, as adjusted for impairment and observable price changes. Under the practical expedient, if a qualitative analysis indicates impairment exists, the fair value of the investment is required to be estimated and any excess of the carrying value over the estimated fair value is recognized as an impairment loss. At December 31, 2021, the Company’s qualitative assessment of its investment in dosistTM identified significant deterioration in economic performance and adverse cannabinoid market conditions as indicators of impairment. Consequently, the Company estimated the fair value of its investment in dosistTM using a probability weighted average of market approaches, including a valuation derived from changes in a relevant market index and a valuation derived from adjusted market multiples. The Company then compared its estimated fair value to the carrying value of the investment and recorded an impairment loss equal to the difference.

We identified the estimate of the fair value of the dosistTM investment as a critical audit matter because of the complexity and judgment involved in estimating the fair value of an investment without a readily determinable fair value. Auditing management’s estimate of fair value of the dosistTM investment, which included the use of our valuation specialists, involved a high degree of auditor judgment, increased audit effort, and subjectivity to evaluate the audit evidence obtained.

Our audit procedures related to the estimated fair value of the dosistTM investment included the following, among others:

•	Evaluating the relevance and reliability of the underlying business-related data by comparing it to the investee’s historical financial results.
•	Comparing the rights and preferences of the various dosistTM equity classes to the governance documents of dosistTM.
•
Utilizing valuation specialists to assist in developing a range of independent estimates of the fair value of the dosistTM investment through the use of market data, including guideline public companies and guideline transactions.

•	Comparing the range of the independent estimate of fair value developed by our valuation specialists to management’s estimate of fair value.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Richmond, Virginia

March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Turning Point Brands, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 11, 2022 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. There were deficiencies in the design and operation of information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 11, 2022 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Richmond, Virginia

March 11, 2022

Turning Point Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020
(dollars in thousands except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$128,320	$41,765
Accounts receivable, net of allowances of $262 in 2021 and $150 in 2020	6,496	9,331
Inventories	87,607	85,856
Other current assets	26,746	26,451
Total current assets	249,169	163,403
Property, plant, and equipment, net	18,650	15,524
Deferred income taxes	1,363	610
Right of use assets	15,053	17,918
Deferred financing costs, net	388	641
Goodwill	162,333	159,621
Other intangible assets, net	87,485	79,422
Master Settlement Agreement (MSA) escrow deposits	31,720	32,074
Other assets	35,399	26,836
Total assets	$601,560	$496,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,361	$9,201
Accrued liabilities	32,937	35,225
Current portion of long-term debt	-	12,000
Other current liabilities	38	203
Total current liabilities	40,336	56,629
Notes payable and long-term debt	414,172	302,112
Lease liabilities	13,336	16,117
Other long-term liabilities	-	3,704
Total liabilities	467,844	378,562

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,690,884 issued shares, 18,395,476 outstanding shares at December 31, 2021, and 19,532,464 issued shares, 19,133,794 outstanding shares at December 31, 2020	197	195
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	108,811	102,423
Cost of repurchased common stock (1,295,408 shares at December 31, 2021 and 398,670 shares at December 31, 2020)	(48,869)	(10,191)
Accumulated other comprehensive loss	(195)	(2,635)
Accumulated earnings	71,460	23,645
Non-controlling interest	2,312	4,050
Total stockholders’ equity	133,716	117,487
Total liabilities and stockholders’ equity	$601,560	$496,049

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Income
for the years ended December 31, 2021, 2020, and 2019
(dollars in thousands except share data)

	For the year ended December 31,
	2021	2020	2019
Net sales	$445,471	$405,111	$361,989
Cost of sales	227,637	215,121	224,872
Gross profit	217,834	189,990	137,117
Selling, general, and administrative expenses	127,513	125,563	109,887
Operating income	90,321	64,427	27,230
Interest expense, net	20,500	13,487	14,435
Investment loss (income)	6,673	(198)	(2,648)
(Gain) loss on extinguishment of debt	(2,154)	-	1,308
Net periodic benefit cost (income), excluding service cost	-	989	(4,961)
Income before income taxes	65,302	50,149	19,096
Income tax expense	14,040	11,957	2,863
Consolidated net income	51,262	38,192	16,233
Net loss attributable to non-controlling interest	(797)	-	-
Net income attributable to Turning Point Brands, Inc.	$52,059	$38,192	$16,233

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$2.75	$1.97	$0.83
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$2.52	$1.85	$0.78
Weighted average common shares outstanding:
Basic	18,917,570	19,398,474	19,627,093
Diluted	22,381,994	22,937,441	23,240,348

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
for the years ended December 31, 2021, 2020, and 2019
(dollars in thousands)

	For the year ended December 31,
	2021	2020	2019
Consolidated net income	$51,262	$38,192	$16,233

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $0 in 2021, $57 in 2020, and $136 in 2019	-	1,830	(1,150)
Unrealized (loss) gain on MSA investments, net of tax of $81 in 2021 and $0 in 2020 and $351 in 2019	(272)	-	1,174
Foreign currency translation, net of tax of $0 in 2021, 2020 and 2019	260	-	-
Unrealized gain (loss) on derivative instruments, net of tax of $813 in 2021, $233 in 2020 and $377 in 2019	2,634	(692)	(1,261)
	2,622	1,138	(1,237)

Consolidated comprehensive income	53,884	39,330	14,996
Comprehensive loss attributable to non-controlling interest	(615)	-	-
Comprehensive income attributable to Turning Point Brands, Inc.	$54,499	$39,330	$14,996

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2021, 2020, and 2019
(dollars in thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Consolidated net income	$51,262	$38,192	$16,233
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on extinguishment of debt	(2,154)	-	1,308
Pension settlement and curtailment loss	-	1,188	-
(Gain) loss on sale of property, plant, and equipment	(54)	123	7
Impairment loss	-	149	301
Gain on postretirement plan termination	-	-	(4,915)
Loss (gain) on investments	7,100	-	(2,000)
Depreciation expense	3,105	3,237	2,638
Amortization of other intangible assets	1,907	1,781	1,451
Amortization of deferred financing costs	2,541	2,230	1,458
Deferred income taxes	(1,485)	4,742	(3,400)
Stock compensation expense	7,557	2,554	3,629
Noncash lease (income) expense	(167)	370	357
Gain on MSA escrow deposits	(255)	-	-
Changes in operating assets and liabilities:
Accounts receivable	3,317	(2,112)	(3,464)
Inventories	(9)	(8,004)	20,665
Other current assets	(134)	(5,373)	(1,196)
Other assets	996	2,076	(2,864)
Accounts payable	(2,367)	(5,064)	6,608
Accrued postretirement liabilities	-	(54)	(168)
Accrued liabilities and other	(2,943)	7,643	1,147
Net cash provided by operating activities	$68,217	$43,678	$37,795

Cash flows from investing activities:
Capital expenditures	$(6,156)	$(6,135)	$(4,815)
Acquisitions, net of cash acquired	(16,416)	(39,441)	(7,704)
Payments for investments	(16,657)	(19,250)	(1,421)
Restricted cash, MSA escrow deposits	(19,664)	-	29,718
Proceeds on sale of property, plant and equipment	54	3	123
Net cash (used in) provided by investing activities	$(58,839)	$(64,823)	$15,901

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (cont.)
for the years ended December 31, 2021, 2020, and 2019
(dollars in thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from Senior Notes	$250,000	$-	$-
Payments of 2018 first lien term loan	(130,000)	(16,000)	(8,000)
Settlement of interest rate swaps	(3,573)	-	-
Payments of 2018 second lien term loan	-	-	(40,000)
Payments of 2018 revolving credit facility	-	-	(26,000)
Proceeds from Convertible Senior Notes	-	-	172,500
Payment of promissory note	(9,625)	-	-
Payment of IVG note	-	(4,240)	-
Proceeds from unsecured note	-	7,485	-
Standard Diversified Inc. reorganization, net of cash acquired	-	(1,737)	-
Payments for call options	-	-	(20,528)
Payment of dividends	(4,096)	(3,802)	(3,531)
Payments of financing costs	(6,921)	(194)	(7,117)
Exercise of options	2,071	862	738
Redemption of options	(2,111)	(1,523)	(12)
Surrender of restricted stock	-	-	(84)
Common stock repurchased	(38,678)	(10,191)	-
Net cash provided by (used in) financing activities	$57,067	$(29,340)	$67,966

Net increase (decrease) in cash	$66,445	$(50,485)	$121,662
Effect of foreign currency translation on cash	$191	$-	$-

Cash, beginning of period:
Unrestricted	41,765	95,250	3,306
Restricted	35,074	32,074	2,356
Total cash at beginning of period	76,839	127,324	5,662

Cash, end of period:
Unrestricted	128,320	41,765	95,250
Restricted	15,155	35,074	32,074
Total cash at end of period	$143,475	$76,839	$127,324

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,539	$11,455	$11,828
Cash paid during the period for income taxes, net	$16,063	$3,384	$11,332

Supplemental schedule of noncash financing activities:
Issuance of note payable for acquisition	$-	$10,000	$-
Dividends declared not paid	$1,261	$1,099	$962

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2021, 2020, and 2019
(dollars in thousands)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Beginning balance January 1, 2019	19,553,857	$196	$110,466	$-	$(2,536)	$(21,526)	$-	$86,600

Unrecognized pension and postretirement cost adjustment, net of tax of $136	-	-	-	-	(1,150)	-	-	(1,150)
Unrealized gain on MSA investments, net of tax of $351	-	-	-	-	1,174	-	-	1,174
Unrealized loss on derivative instruments, net of tax of $377	-	-	-	-	(1,261)	-	-	(1,261)
Stock compensation expense	-	-	3,600	-	-	-	-	3,600
Restricted stock forfeitures	(1,947)	-	(84)	-	-	-	-	(84)
Exercise of options	128,763	1	738	-	-	-	-	739
Redemption of options	-	-	(12)	-	-	-	-	(12)
Dividends	-	-	-	-	-	(3,579)	-	(3,579)
Purchase of call options, net of tax of $5,195	-	-	(15,333)	-	-	-	-	(15,333)
Fair value of earn-out	-	-	1,155	-	-	-	-	1,155
Net income	-	-	-	-	-	16,233	-	16,233
Ending balance December 31, 2019	19,680,673	$197	$100,530	$-	$(3,773)	$(8,872)	$-	$88,082

Unrecognized pension and postretirement cost adjustment, net of tax of $57	-	$-	$-	$-	$1,830	$-	$-	$1,830
Unrealized loss on derivative instruments, net of tax of $233	-	-	-	-	(692)	-	-	(692)
Stock compensation expense	-	-	2,554	-	-	-	-	2,554
Exercise of options	96,005	-	862	-	-	-	-	862
Redemption of options	-	-	(1,523)	-	-	-	-	(1,523)
Cost of repurchased common stock	(398,670)	-	-	(10,191)	-	-	-	(10,191)
Standard Diversified Inc. reorganization, net	(244,214)	(2)	-	-	-	(1,735)	-	(1,737)
Dividends	-	-	-	-	-	(3,940)	-	(3,940)
ReCreation acquisition	-	-	-	-	-	-	4,050	4,050
Net income	-	-	-	-	-	38,192	-	38,192
Ending balance December 31, 2020	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	$117,487

Unrealized loss on MSA investments, net of tax of $81	-	$-	$-	$-	$(272)	$-	$-	$(272)
Unrealized gain on derivative instruments, net of tax of $813	-	-	-	-	2,634	-	-	2,634
Foreign currency translation, net of tax of $0	-	-	-	-	78	-	182	260
Stock compensation expense	-	-	7,557	-	-	-	-	7,557
Exercise of options	158,420	2	2,069	-	-	-	-	2,071
Redemption of options	-	-	(2,111)	-	-	-	-	(2,111)
Cost of repurchased common stock	(896,738)	-	-	(38,678)	-	-	-	(38,678)
Acquisition of ReCreation Marketing interest	-	-	(1,127)	-	-	-	(1,123)	(2,250)
Dividends	-	-	-	-	-	(4,244)	-	(4,244)
Net income	-	-	-	-	-	52,059	(797)	51,262
Ending balance December 31, 2021	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to fulfill evolving consumer preferences. Our three focus segments are led by our core, proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; along with our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) and Solace ® in the NewGen Products segment. The Company’s products are available in more than 215,000 retail outlets in North America. We operate in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) NewGen Products.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, deferred income tax valuation allowances, the valuation of investments and the valuation of inventory, including reserves.

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

Management of the Company has determined that Turning Point Brands Canada (formerly ReCreation Marketing) is a VIE for which the Company is considered the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance of Turning Point Brands Canada and the right to receive benefits and the obligation to absorb losses of Turning Point Brands Canada through the Company’s 65% equity interest, additional subordinated financing provided by the Company to Turning Point Brands Canada and the distribution agreement with Turning Point Brands Canada for the sale of the Company’s products that makes up substantially all of Turning Point Brands Canada’s business activities. See Note 3, “Acquisitions” for further details regarding the consolidation of Turning Point Brands Canada.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $27.6 million, $22.8 million, and $18.1 million in 2021, 2020, and 2019, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $1.1 million, $1.3 million, and $2.5 million in 2021, 2020, and 2019, respectively.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost was determined using the first-in, first-out (“FIFO”) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

Based on the Company’s annual goodwill impairment testing, the estimated fair values of each of our reporting units were in excess of the respective carrying values at December 31, 2021. The Company had no such impairment of goodwill or other intangible assets during the year ended December 31, 2021. However, there could be an impairment of the goodwill of the NewGen reporting unit if future revenues do not achieve our expected future cash flows or if macroeconomic conditions result in future increases in the weighted average cost of capital used to estimate fair value. See Note 10, “Goodwill and Other Intangible Assets”, for further details regarding the Company’s goodwill and other intangible assets as of December 31, 2021.

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

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $12.1 million, $5.2 million, and $12.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company grants restricted stock units (“RSU”) subject to service-based vesting conditions. The fair value of each RSU is the Company’s stock price on the date of grant. The Company recognizes compensation expense as services are rendered in accordance with ASC 718. Stock compensation expense is recorded over the service period in the RSU grant.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2021, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.7 million. At December 31, 2020, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Inputs to the valuation methodology of the MSA escrow deposits when funds are invested include unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date. During 2021, no monies were deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

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

	As of December 31, 2021				As of December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost and Estimated Fair Value
Cash and cash equivalents	$12,155	$-	$-	$12,155	$32,074
U.S. Governmental agency obligations (unrealized gain position < 12 months)	19,918	4	(357)	19,565	-
Total	$32,073	$4	$(357)	$31,720	$32,074

As of
December 31, 2021
Less than one year	$-
One to five years	5,996
Five to ten years	12,966
Greater than ten years	956
Total	$19,918

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales	Deposits as of December 31,
Year	2021	2020
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	83

Total	$32,073	$32,074

Federal Excise Taxes:  Tobacco products, cigarette papers, and cigarette tubes are subject to federal excise taxes.

Any future increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2021, federal excise taxes are not assessed on e-cigarettes and related products.

As of December 31, 2021, approximately half of the states and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. In addition, there are several local taxing jurisdictions with an excise tax on e-cigarettes. Several states have also implemented additional measures on e-cigarettes, such as licensing requirements.

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

We submitted premarket filings prior to the September 9, 2020 deadline for certain of our products and have continued to supplement these applications with additional information. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics, but does not raise different questions of public health. The FDA has indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application.

The FDA has issued a number of rules related to premarket filings; however, those rules were not finalized prior to the September 9, 2020, deadline. On October 5, 2021, the FDA finalized two rules related to the Substantial Equivalence process and the Premarket Tobacco Product Application process, respectively, which both became effective November 4, 2021. Both Final Rules indicate that any new or additional requirements will not retroactively apply to currently pending PMTAs; however, the information outlined in the rule remains important to the FDA’s substantive review of an application. We believe we have products that meet the Rules and have filed premarket filings supporting a showing of the respective required standards. However, there is no assurance that the FDA’s guidance or regulations will not change, or that the FDA will not prioritize its enforcement in a manner that negatively affects our pending applications, or that unforeseen circumstances will not arise that prevent us from sufficiently supplementing or completing our applications or otherwise increases the amount of time and money we are required to spend to receive all necessary marketing orders. On September 14, 2021, the FDA issued a Marketing Denial Order (“MDO”) for certain of the Company’s proprietary e-liquid products subject of these PMTAs. The Company filed a Petition for Review in the Sixth Circuit Court of Appeals on September 23, 2021, followed by an Emergency Motion for a Stay Pending Review on September 30, 2021. On October 7, 2021, we were informed that the FDA had rescinded its September 14, 2021, MDO. We therefore withdrew both the Petition and Emergency Stay on October 8, 2021. The Rescission Letter indicated that FDA had found additional relevant information that was not adequately assessed. Although we filed many premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. This may result in the prioritization of supplementing or completing applications for high priority SKUs in our inventory position, which could adversely impact future revenues. At the time of receipt of the MDO, the Company quarantined approximately $0.7 million in aggregate inventories of the affected products or materials subject to the MDO, which were subsequently released, once the FDA rescinded the MDO.

In addition, we currently distribute many third-party manufactured vapor products for which we are completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurance that these third-party products will receive a marketing order or otherwise remain in compliance with relevant legal requirements. While we will take measures to pursue regulatory compliance for our own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by us, which could adversely affect our results of operations and liquidity. For a period of time after the filing deadline, we expect there to be a lack of enforcement, which may adversely affect our ability to compete in the marketplace against those who continue to sell unauthorized products.

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

Prevent All Cigarette Trafficking Act (“PACT Act”): On December 27, 2020, President Trump signed the Further Consolidated Appropriations Act, 2021, into law. This law included an amendment to the Jenkins Act expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” or ENDS, and required that the United States Postal Service (USPS) promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. USPS issued its final rule on October 21, 2021. We have received appropriate shipping exemptions from carrier services we use to carry the affected freight. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, we could lose our shipping exemptions, be subject to civil or criminal penalties, or there could be a material adverse effect on our business, results of operations and financial condition.

Concentration of Credit Risk:  At December 31, 2021 and 2020, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $137.2 million and $69.7 million, respectively. During 2021, the Company invested a portion of the MSA escrow accounts in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the United States and also sells Zig-Zag® premium cigarette papers in Canada and some smaller quantities in other countries. The Company had no customers that accounted for more than 10% of net sales for 2021, 2020, or 2019. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts during 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Balance at beginning of period	$150	$280
Additions to allowance account during period	237	86
Deductions of allowance account during period	(125)	(216)
Balance at end of period	$262	$150

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This guidance simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the convertible instrument. This guidance also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company early adopted this ASU effective January 1, 2021 using the full retrospective method of transition. The adoption resulted in a $7.1 million increase in Accumulated earnings, a $24.2 million increase in Notes payable and long-term debt, a $6.3 million decrease in deferred income taxes and a $24.9 million decrease in Additional paid-in capital as of December 31, 2020, and a $2.2 million decrease in Accumulated deficit and a $24.9 million decrease in Additional paid-in capital as of December 31, 2019. Interest expense decreased by $6.7 million annually and weighted average diluted common shares outstanding increased by approximately 3.2 million shares.

Change in Accounting Principle

Effective January 1, 2021, the Company changed its method of accounting for inventory from the LIFO method to the FIFO method. Costs determined using the LIFO method would have been utilized on approximately 45.1% and 49.4% of inventories at December 31, 2020 and 2019, respectively, prior to this change in method, and consisted primarily of tobacco inventory. The Company believes the FIFO method is preferable because it: (i) conforms the accounting for all inventory with the method utilized for the majority of its inventory; (ii) better represents how management assesses and reports on the performance of the tobacco and other LIFO product lines as LIFO is excluded from management’s economic decision making; (iii) better aligns the accounting with the physical flow of that inventory; and (iv) better reflects inventory at more current costs. The Company applied this change retrospectively to all prior periods presented. This change resulted in a $6.1 million increase in inventories, a $1.6 million decrease in deferred taxes and a $4.5 million increase in Accumulated earnings as of December 31, 2020, and a $5.8 million increase in inventories, a $1.5 million decrease in deferred taxes and a $4.3 million decrease in Accumulated deficit as of December 31, 2019.

All prior periods presented in the consolidated financial statements have previously been retrospectively adjusted to apply the effects of the change in accounting principle from the LIFO method to the FIFO method of accounting and the adoption of ASU 2020-06.

Note 3. Acquisitions

Unitabac

In July 2021, the Company acquired certain assets of Unitabac, a marketer of mass-market cigars, for $10.7 million in total consideration, comprised of $9.6 million in cash and $1.1 million of capitalized transaction costs. The acquisition is comprised of a portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) Homogenized Tobacco Leaf (HTL) products and Rolled Leaf and Natural Leaf Cigarillo Products. The transaction was accounted for as an asset purchase with $10.0 million assigned to intellectual property, which has an indefinite life, and $0.7 million assigned to inventory. The intellectual property asset is deductible for tax purposes.

Direct Value Wholesale

In April 2021, Turning Point Brands Canada, a VIE for which the Company is considered the primary beneficiary, purchased 100% of the equity interests of Westhem Ventures LTD d/b/a Direct Value Wholesale (“DVW”) for $3.9 million, net of cash acquired, with $3.5 million paid in cash at closing and $0.5 million in accrued consideration paid during 2021. DVW is a Canadian distribution entity that operates in markets not primarily served by Turning Point Brands Canada. The acquisition expands Turning Point Brands Canada’s markets in Canada. On April 13, 2021, in connection with the acquisition of DVW, the Company provided a $3.7 million unsecured loan to Turning Point Brands Canada bearing interest at 8% per annum and maturing April 13, 2023. The unsecured loan is eliminated in the consolidation of Turning Point Brands Canada. As of December 31, 2021, Turning Point Brands Canada had not completed the accounting for the acquisition. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired and are based on management’s preliminary estimates:

Total consideration transferred	$3,462
Adjustments to consideration transferred:
Cash acquired	(43)
Accrued consideration	472
Adjusted consideration transferred	3,891
Assets acquired:
Working capital (primarily AR and inventory)	1,334
Fixed assets and Other long term assets	27
Net assets acquired	$1,361

Goodwill	$2,530

The goodwill of $2.5 million consists of the synergies expected from combining the operations and is deductible for tax purposes.

Turning Point Brands Canada (formerly ReCreation Marketing)

In July 2019, the Company obtained a 30% stake in a Canadian distribution entity, Turning Point Brands Canada for $1 million paid at closing. In November 2020, the Company invested an additional $1 million related to our 30% stake. In November 2020, the Company also invested an additional $2 million increasing its ownership interest to 50%. The Company received board seats aligned with our ownership position. The Company also provided a $2.0 million unsecured loan to Turning Point Brands Canada bearing interest at 8% per annum and maturing November 19, 2022. As discussed in Note 2, the Company has determined that Turning Point Brands Canada is a VIE due its required subordinated financial support. The Company has determined it is the primary beneficiary due its 50% equity interest, additional subordinated financing and distribution agreement with Turning Point Brands Canada for the sale of the Company’s products. As a result, the Company began consolidating Turning Point Brands Canada effective November 2020. The Company completed the accounting for the acquisition during the fourth quarter of 2021. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired:

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

In July 2021, the Company invested an additional $2.3 million in Turning Point Brands Canada increasing its ownership interest to 65%. The Company received board seats aligned with its ownership position. The Company has determined that Turning Point Brands Canada continues to be a VIE due to its required subordinated financial support. The Company has determined it remains the primary beneficiary due to its 65% equity interest, additional subordinated financing and distribution agreement with Turning Point Brands Canada for the sale of the Company’s products. As a result of the Company remaining the primary beneficiary, the increase in ownership interest resulted in a decrease in Non-controlling interest of $1.1 million and a decrease in Additional paid-in capital of $1.1 million.

Standard Diversified Inc. (“SDI”) Reorganization

On July 16, 2020, the Company completed its merger with SDI, whereby SDI was merged into a wholly-owned subsidiary of the Company in a tax-free downstream merger. Under the terms of the merger, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, “SDI Common Stock”) received in the aggregate, in return for their SDI Common Stock, TPB Voting Common Stock (“TPB Common Stock”) at a ratio of 0.52095 shares of TPB Common Stock for each share of SDI Common Stock at the time of the merger. SDI divested its assets, other than SDI’s TPB Common Stock, prior to close such that the net liabilities at closing were minimal and the only assets that SDI retained were the remaining TPB Common Stock holdings. The transaction was accounted for as an asset purchase for $236.0 million in consideration, comprised of 7,934,704 shares of TPB Common Stock valued at $234.3 million plus transaction costs and assumed net liabilities. The $236.0 million was assigned to the 8,178,918 shares of TPB Common Stock acquired. The 244,214 shares of TPB Common Stock acquired in excess of the shares issued were retired resulting in a charge of $1.7 million recorded in Accumulated earnings. The Company no longer has a controlling shareholder

Durfort Holdings

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during 2021. During 2020, the Company executed various forward contracts, which met hedge accounting requirements, for the purchase of €19.7 million and sale of €21.4 million with maturity dates ranging from December 2020 to November 2021. At December 31, 2021, the Company had no forward contracts. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million. The foreign currency contracts’ fair value at December 31, 2020, resulted in an asset of $0.4 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at December 31, 2020, resulted in a liability of $3.7 million included in other long-term liabilities. Losses of $0.1 million, $1.5 million and $0.3 million were reclassified into interest expense for the year ending December 31, 2021, 2020 and 2019 respectively. The Company terminated the interest rate swap agreements in conjunction with the prepayment of all outstanding amounts under the 2018 First Lien Credit Facility (as defined below) in the first quarter of 2021 with the early termination payment made by the Company in the amount of $3.6 million which was reclassified out of accumulated other comprehensive loss into loss on extinguishment of debt.

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

Note Payable – Unsecured Loan

The Company’s Unsecured Note bore interest at a rate of 1.0% per year. The fair value of the Unsecured Note approximated its carrying value of $7.5 million at December 31, 2020, due to the recency of the note’s issuance, related to the year ended December 31, 2020. The Unsecured Note was forgiven in the fourth quarter of 2021.

Long-Term Debt

The Company’s Senior Secured Notes (as defined below) bear interest at a rate of 5.625% per year and the fair value of the Senior Secured Notes approximate its carrying value of $250 million due to the recency of the notes’ issuance, related to the year ended December 31, 2021.

The Company’s 2018 Credit Facility bore interest at variable rates that fluctuated with market rates. The carrying values of the 2018 Credit Facility approximated its respective fair values. As of December 31, 2020, the fair value of the 2018 First Lien Term Loan approximated $130.0 million. The Company prepaid all outstanding amounts under the 2018 First Lien Credit Facility in the first quarter of 2021.

The Convertible Senior Notes bear interest at a rate of 2.50% per year. As of December 31, 2021, the fair value approximated $159.8 million, with a carrying value of $172.5 million. As of December 31, 2020, the fair value approximated $155.3 million, with a carrying value of $172.5 million.

See Note 13, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

At December 31, 2021, the Company had no forward contracts. As there were no open contracts as of December 31, 2021, there is no resulting balance sheet position related to the fair value. At December 31, 2020, the Company had forward contracts for the purchase of €18.0 million and sale of €19.6 million. The fair value of the foreign exchange contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in an asset of $0.4 million and a liability of $0.0 million as of December 31, 2020.
Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at December 31, 2020. The fair values of the swap contracts were based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in a liability of $3.7 million as of December 31, 2020. The Company terminated the swap contracts in conjunction with the prepayment of all outstanding amounts under the 2018 First Lien Credit Facility in the first quarter of 2021.

Note 6. Inventories

The components of inventories are as follows:

	December 31, 2021	December 31, 2020
Raw materials and work in process	$6,936	$8,137
Leaf tobacco	35,900	32,948
Finished goods - Zig-Zag Products	25,663	14,903
Finished goods - Stoker’s Products	8,959	9,727
Finished goods - NewGen Products	8,591	18,916
Other	1,558	1,225
Inventories	$87,607	$85,856

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2021	2020
Balance at beginning of period	$(9,924)	$(21,502)
Charged to cost and expense	(2,795)	(2,867)
Deductions for inventory disposed	5,051	14,445
Balance at end of period	$(7,668)	$(9,924)

Note 7. Other Current Assets

Other current assets consists of:

	December 31, 2021	December 31, 2020
Inventory deposits	$12,091	$7,113
Insurance deposit	3,000	3,000
Prepaid taxes	-	813
Other	11,655	15,525
Total	$26,746	$26,451

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of:

	December 31, 2021	December 31, 2020
Land	$22	$22
Buildings and improvements	3,096	2,750
Leasehold improvements	5,374	4,702
Machinery and equipment	19,591	15,612
Furniture and fixtures	9,402	9,025
Gross property, plant and equipment	37,485	32,111
Accumulated depreciation	(18,835)	(16,587)
Net property, plant and equipment	$18,650	$15,524

Note 9. Deferred Financing Costs

Deferred financing costs relating to the 2018 Revolving Credit Facility (which was terminated in February 2021) and the 2021 Revolving Credit Facility consist of:

	December 31, 2021	December 31, 2020
Deferred financing costs, net of accumulated amortization of $94 and $705, respectively	$388	$641

Note 10. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Zig-Zag	Stoker’s	NewGen	Total
Balance as of December 31, 2019	$96,107	$32,590	$25,585	$154,282

Acquisitions	5,339	-	-	5,339
Balance as of December 31, 2020	$101,446	$32,590	$25,585	$159,621

Acquisitions	2,530	-	-	2,530
Cumulative translation adjustment	182	-	-	182
Balance as of December 31, 2021	$104,158	$32,590	$25,585	$162,333

The following tables summarize information about the Company’s allocation of other intangible assets. Gross carrying amounts of unamortized, indefinite life intangible assets are shown below:

	December 31, 2021				December 31, 2020
	Zig-Zag	Stoker’s	NewGen	Total	Zig-Zag	Stoker’s	NewGen	Total
Unamortized, indefinite life intangible assets:
Trade names	$-	$8,500	$10,786	$19,286	$-	$8,500	$10,786	$19,286
Formulas	52,217	53	-	52,270	42,245	53	-	42,298
Total	$52,217	$8,553	$10,786	$71,556	$42,245	$8,553	$10,786	$61,584

Amortized intangible assets included within the NewGen segment consists of:

	December 31, 2021		December 31, 2020
	Gross Carrying	Accumulated Amortization	Gross Carrying	Accumulated Amortization
Amortized intangible assets:
Customer relationships (useful life of 8-10 years)	$6,936	$3,939	$6,936	$3,111
Trade names (useful life of 15 years)	9,530	1,993	9,530	1,375
Master distribution agreement (useful life of 15 years)	5,489	549	5,489	183
Franchise agreements (useful life of 8 years)	780	325	780	228
Non-compete agreements (useful life of 3.5 years)	100	100	100	100
Total	$22,835	$6,906	$22,835	$4,997

During 2020, $2.4 million in trade names related to Wind River Brands in the Stoker’s Product segment were determined to no longer be indefinite lived and began to be amortized. Annual amortization expense for each of the next five years is estimated to be approximately $1.9 million for 2022 through 2024 and $1.2 million for 2025 through 2026, assuming no additional transactions occur that require the amortization of intangible assets.

Note 11. Other Assets

Other assets consists of:

	December 31, 2021	December 31, 2020
Equity investments	$25,649	$24,018
Debt security investment	8,000	-
Other	1,750	2,818
Total	$35,399	$26,836

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes.
In July 2021, the Company invested $8 million in Old Pal Holding Company LLC (“Old Pal”). The Company invested in the form of a convertible note which includes additional follow-on investment rights. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The Company’s investment will enable Old Pal to expand product offerings in existing states, which include California, Nevada, Michigan, Oklahoma, Ohio, Washington and Massachusetts, and will help create the infrastructure necessary to support continued territory and product expansion. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026. Interest and principal are receivable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on sales levels of Old Pal meeting certain thresholds. The weighted average interest rate was 3.0% for the year ended December 31, 2021. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of December 31, 2021. Additionally, the Company has the right to convert the note into shares at any time after January 1, 2022. The Company has classified the debt security with Old Pal as available for sale. The Company records the debt security at fair value and includes unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. The Company reports interest income on available for sale debt securities, in interest income in our Consolidated Statements of Income. The fair value of the debt security approximated its carrying value of $8.0 million at December 31, 2021, due to the recency of the debt security’s purchase, related to the year ended December 31, 2021. The Company has recorded accrued interest receivable of $0.1 million at December 31, 2021, in other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products. Purchases of inventory from Docklight Brands, Inc. were $0.0 million in 2021. There was $0.0 million outstanding at December 31, 2021.

In October 2020, the Company acquired a 20% stake in Wild Hempettes LLC (“Wild Hempettes”), a leading manufacturer of hemp cigarettes under the WildHemp™ and Hempettes™ brands, for $2.5 million. The Company has options to increase its stake to a 100% ownership position based on certain milestones. As part of the transaction, the Wild Hempettes joint venture was spun off from Crown Distributing LLC and formed as a vehicle for the Company to be the exclusive distributor of Hempettes™ to U.S. bricks and mortar retailers under a profit-sharing arrangement. The Company has provided Wild Hempettes with a secured line of credit up to $2.0 million with a term up to 5 years. The Company accounts for its investment in Wild Hempettes as an equity method investment. The Company recorded investment income of $0.1 million and $0.1 million for years ended December 31, 2021 and 2020, respectively. Purchases of inventory from Wild Hempettes was $2.1 million and $0.5 million in 2021 and 2020, respectively. There were no amounts outstanding at December 31, 2021 and 2020.

In October 2020, the Company invested $15.0 million in dosistTM, a global cannabinoid company, with an option to invest an additional $15.0 million on pre-determined terms over the 12 month period ending October 2021. The Company received a warrant exercisable for preferred shares of dosistTM that will automatically be exercised upon the changing of certain federal cannabis laws in the United States, rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis. In the fourth quarter 2021, based on the financial results of dosistTM and the overall cannabinoid market, the Company deemed our investment was impaired resulting in the fair value of our investment decreasing to $7.9 million. Fair value was determined using a valuation derived from a relevant market index (Level 2) and relevant revenue multiples (Level 3). The valuations were probability weighted based on anticipated outcomes. Given the significance of Level 3 input to the valuation, we have determined that the non-recurring valuation resulted in Level 3 classification within the fair value hierarchy. This resulted in a loss of $7.1 million which is recorded in investment loss for the year ended December 31, 2021. There were no purchases of inventory from dosistTM in 2021 or 2020.

In October 2020, the Company invested $1.8 million in BOMANI Cold Buzz, LLC (“BOMANI”), a manufacturer of alcohol-infused cold brew coffee. The Company received rights to receive equity in BOMANI in the event of an equity financing. There were no purchases of inventory from BOMANI in 2021 or 2020.

The Company has a minority ownership position in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. The investment in CASH positions the Company to participate in the market for hemp-derived products. In the fourth quarter 2019, CASH completed a fundraising round, resulting in the fair value of our investment increasing to $4.0 million. This resulted in a gain of $2 million which is recorded in investment income for 2019. In October 2020, CASH merged with Real Brands, Inc. (“Real Brands”), an over the counter traded shell company. CASH will continue business under the Real Brands name. The Company maintained its ownership position in Real Brands subsequent to the merger. There were no purchases of inventory from CASH in 2021 or 2020. There were no amounts outstanding at December 31, 2021 and 2020.

In December 2018, the Company acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from 5G gaming LLC, which is owned by Standard General LP, for $0.4 million. Standard General LP has a controlling interest in the Company and qualifies as a related party. There were no amounts outstanding at December 31, 2021 and 2020.

Note 12. Accrued Liabilities

Accrued liabilities at consists of:

	December 31, 2021	December 31, 2020
Accrued payroll and related items	$6,974	$9,459
Customer returns and allowances	6,497	5,259
Taxes payable	2,053	4,326
Lease liabilities	2,976	3,228
Accrued interest	7,318	2,096
Other	7,119	10,857
Total	$32,937	$35,225

Note 13. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	December 31, 2021	December 31, 2020
Senior Secured Notes	$250,000	$-
2018 First Lien Term Loan	-	130,000
Convertible Senior Notes	172,500	172,500
Note payable - Promissory Note	-	10,000
Note payable - Unsecured Loan	-	7,485
Gross notes payable and long-term debt	422,500	319,985
Less deferred finance charges	(8,328)	(5,873)
Less current maturities	-	(12,000)
Net notes payable and long-term debt	$414,172	$302,112

Senior Secured Notes

On February 11, 2021, the Company closed a private offering (the “Offering”) of $250 million aggregate principal amount of its 5.625% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021. The Company used the proceeds from the Offering to (i) repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) pay related fees, costs, and expenses and (iii) for general corporate purposes.

Obligations under the Senior Secured Notes are guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any Credit Facility (as defined in the Indenture governing the Senior Secured Notes or the “Senior Secured Notes Indenture”), including the 2021 Revolving Credit Facility, or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The Senior Secured Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.

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

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. See Note 23, “ Dividends”, for further information regarding dividend restrictions. The Indenture provides for customary events of default.

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

2018 Credit Facility

On March 7, 2018, the Company entered into $250 million of credit facilities consisting of a $160 million 2018 First Lien Term Loan and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”), in each case, with Fifth Third Bank, as administrative agent, and other lenders, in addition to a $40 million 2018 Second Lien Term Loan (the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility contained a $40 million accordion feature. In the first quarter of 2021, the Company used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt, which includes a $3.6 million loss from the early termination of the interest rate swap agreement.

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

The Convertible Senior Notes are convertible into approximately 3,208,172 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.598 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.77 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2021.

The Company early adopted ASU 2020-06 effective January 1, 2021 on a retrospective basis to all periods presented. Under ASU 2020-06, the Company accounts for the Convertible Senior Notes entirely as a liability and no longer separately accounts for the Convertible Senior Notes with liability and equity components. See Note 2 for further discussion of the impact of the adoption of ASU 2020-06.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.77 per and a cap price of $82.86 per, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

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

Unsecured Loan

On April 6, 2020, the 2018 First Lien Credit Facility was amended to allow for an unsecured loan under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”). On April 17, 2020, National Tobacco Company, L.P., a subsidiary of the Company, entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan. The proceeds of the loan were received on April 27, 2020. The loan was scheduled to mature on April 17, 2022 and had a 1.00% interest rate. During 2021, the Company applied for forgiveness for the loan. On October 15, 2021, the Company received notice that its application for forgiveness was fully approved. The extinguishment of the unsecured loan occurred in the fourth quarter of 2021 resulting in a $7.5 million gain on extinguishment of debt. The Company is subject to audit relating to the unsecured loan until 2027 which could result in repayment of some or all of the unsecured loan previously forgiven. However, the Company believes that repayment of any amount is not probable.

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

Note 14. Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2021			2020			2019
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$11,315	$(583)	$10,732	$5,285	$3,642	$8,927	$5,281	$(2,626)	$2,655
State and Local	4,210	(637)	3,573	1,930	1,100	3,030	982	(774)	208
Foreign	-	(265)	(265)	-	-	-	-	-	-
Total	$15,525	$(1,485)	$14,040	$7,215	$4,742	$11,957	$6,263	$(3,400)	$2,863

Deferred tax assets and liabilities consists of:

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Inventory	$2,096	$2	$2,567	$-
Property, plant, and equipment	-	3,259	-	3,107
Goodwill and other intangible assets	-	8,573	-	8,144
Foreign NOL carryforward	265	-	-	-
State NOL carryforward	2,421	-	2,236	-
Unrealized loss on investments	81	-	876	-
Leases	4,150	3,826	4,920	4,557
Original issue discount	2,720	-	3,800	-
Other	10,244	2,305	6,611	2,356
Gross deferred income taxes	21,977	17,965	21,010	18,164
Valuation allowance	(2,649)	-	(2,236)	-
Net deferred income taxes	$19,328	$17,965	$18,774	$18,164

At December 31, 2021, the Company had state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $55.2 million, which expire between 2025 and 2041, $19.8 million of which has an indefinite carryforward period. The Company has determined that, at December 31, 2021 and 2020, its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance of $2.6 million and $2.2 million has been recorded at December 2021 and 2020, respectively.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2021, 2020, and 2019, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2018.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31 is as follows:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	-0.1%	0.0%	0.0%
State taxes	3.4%	2.9%	0.7%
Permanent differences	-4.1%	-1.6%	-5.6%
Other	0.7%	4.7%	-3.1%
Valuation allowance	0.6%	-3.2%	2.0%
Effective income tax rate	21.5%	23.8%	15.0%

The permanent differences for the year ended December 31, 2021 are primarily related to income tax benefits of $7.5 million ($1.6 million tax effected) as a result of the forgiveness of the $7.5 million unsecured loan and $7.2 million ($1.5 million tax effected) as a result of stock option exercises. The permanent differences for the years ended December 31, 2020 and 2019 are primarily related to income tax benefits of $3.3 million ($0.7 million tax effected), and $4.6 million ($1.0 million tax effected), respectively, as a result of stock option exercises.

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

The Company sponsored a defined benefit postretirement plan that covered hourly employees. This plan provided medical and dental benefits. This plan was contributory with retiree contributions adjusted annually. The Company’s policy was to make contributions equal to benefits paid during the year. In the fourth quarter 2019, the Company amended the plan to cease benefits effective June 30, 2020. The plan amendment eliminated a significant amount of the benefits under the plan, resulting in a curtailment of $3.2 million for the year ended December 31, 2019. The curtailment resulted in $1.8 million being reclassified from accumulated other comprehensive income to income in 2019. The total gain on the curtailment was $4.9 million for the year ended December 31, 2019, and is recorded in Net periodic benefit cost (income), excluding service cost in the income statement.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the year ended December 31, 2020:

	Pension Benefits	Postretirement Benefits
	2020	2020
Reconciliation of benefit obligations:
Benefit obligation at January 1	$14,217	$115
Service cost	-	-
Interest cost	190	-
Actuarial loss (gain)	249	(83)
Assumptions	-	-
Settlement/curtailment	(1,869)	-
Annuities purchased	(12,116)	-
Benefits paid	(671)	(32)
Benefit obligation at December 31	$-	$-

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$15,903	$-
Actual return on plan assets	1,139	-
Employer contributions	-	32
Settlement/curtailment	(1,869)	-
Annuities purchased	(12,116)	-
Benefits paid	(671)	(32)
Asset reversion upon termination	(2,386)	-
Fair value of plan assets at December 31	$-	$-

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$-	$-	$104	$-	$-	$-
Interest cost	-	190	520	-	-	101
Expected return on plan assets	-	(322)	(645)	-	-	-
Amortization of (gains) losses	-	72	147	-	(131)	(169)
Settlement and Curtailment loss (gain)	-	1,180	-	-	-	(4,915)
Net periodic benefit cost (income)	$-	$1,120	$126	$-	$(131)	$(4,983)

The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2021 and 2020 Plan Years, the Company contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, the Company matched the contribution by 100%. Additionally, for all years presented, the Company made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Company contributions to this plan were approximately $1.6 million for 2021, $1.6 million for 2020 and $1.5 million for 2019.

Note 16. Lease Commitments

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

The components of lease expense consists of the following:

	For the year ended December 31,
	2021	2020	2019
Operating lease cost
Cost of sales	$907	$908	$874
Selling, general and administrative	3,001	2,402	2,973
Variable lease cost (1)	1,182	587	463
Short-term lease cost	48	131	147
Sublease income	(60)	(120)	(110)
Total	$5,078	$3,908	$4,347

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	December 31, 2021	December 31, 2020
Assets:
Right of use assets	$15,053	$17,918
Total lease assets	$15,053	$17,918

Liabilities:
Current lease liabilities (2)	$2,976	$3,228
Long-term lease liabilities	13,336	16,117
Total lease liabilities	$16,312	$19,345

(2)	Reported within accrued liabilities on the balance sheet

	As of December 31,
	2021	2020
Weighted-average remaining lease term - operating leases	6.7 years	7.2 years
Weighted-average discount rate - operating leases	4.92%	4.93%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

Maturities of lease liabilities consisted of the following:

December 31, 2021
2022	$3,674
2023	3,613
2024	2,439
2025	2,125
2026	2,084
Years thereafter	5,344
Total lease payments	$19,279
Less: Imputed interest	2,967
Present value of lease liabilities	$16,312

Minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year consisted of the following:

Year	Payments
2022	$2,596
2023	2,568
2024	2,396
2025	2,125
2026	2,084
Years thereafter	5,344
Total	$17,113

The Company recognized $0.0 million and $0.1 million in impairments of right of use assets in 2021 and 2020, respectively, related to store closures.

Note 17. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2021, net of forfeitures, there were 8,637 Restricted Stock Units (“RSUs”) and 7,500 options granted under the 2021 Plan. There are 1,383,469 shares available for grant under the 2021 Plan.

On April 28, 2016, the Board of Directors of the Company adopted the 2015 Plan, pursuant to which awards could have been granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provided for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2015 Plan, 1,400,000 shares of the Company’s voting common stock were reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan was scheduled to terminate on April 27, 2026. Upon adoption of the 2021 Plan, the 2015 Plan was terminated, and the Company determined no additional grants would be made under the 2015 Plan. However, all awards issued under the 2015 Plan that have not been previously terminated or forfeited remain outstanding and continue unaffected. There are no shares available for grant under the 2015 Plan. The 2015 Plan was administrated by the Committee.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	696,716	$18.13	$6.17

Granted	155,000	14.85	4.41
Exercised	(135,146)	6.37	2.74
Forfeited	(5,510)	27.25	8.64
Outstanding, December 31, 2020	711,060	19.58	6.42

Granted	119,500	50.93	13.58
Exercised	(202,768)	10.22	6.35
Forfeited	(7,957)	33.22	9.63
Outstanding, December 31, 2021	619,835	$28.51	$8.70

Under the 2006 Plan, the total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019, was $7.9 million, $3.7 million, and $5.0 million, respectively.

At December 31, 2021, under the 2006 Plan, the outstanding stock options’ exercise price for 87,340 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 2.43 years for the options with the $3.83 exercise price. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, a volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At December 31, 2021, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions for options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 20, 2019	October 24, 2019	March 18, 2020	February 18, 2021	May 3, 2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at December 31, 2021	27,050	47,483	67,417	142,284	25,000	106,361	97,400	12,000
Number exercisable at December 31, 2021	27,050	47,483	67,417	110,015	16,750	33,167	9,500	-
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	5.12	5.38	6.19	7.22	7.82	8.22	9.14	9.34
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions for options granted under the 2021 Plan.

May 17, 2021
Number of options granted	7,500
Options outstanding at December 31, 2021	7,500
Number exercisable at December 31, 2021	-
Exercise price	$45.05
Remaining lives	9.38
Risk free interest rate	0.84%
Expected volatility	31.50%
Expected life	6.000
Dividend yield	0.63%
Fair value at grant date	$13.23

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $2.3 million, $1.2 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total unrecognized compensation expense related to options at December 31, 2021, is $0.6 million, which will be expensed over 1.91 years.

Performance-based restricted stock units (“PRSUs”) are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of common stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a three to five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied. At December 31, 2021, there are 558,661 PRSUs outstanding, 558,661 of which are unvested. The following table outlines the PRSUs granted and outstanding as of December 31, 2021.

	March 31, 2017	March 7, 2018	March 20, 2019	July 19, 2019	March 18, 2020	December 28, 2020	February 18, 2021
Number of PRSUs granted	94,000	96,000	92,500	88,582	94,000	88,169	100,000
PRSUs outstanding at December 31, 2021	83,000	93,000	84,600	21,342	91,350	88,169	97,200
Fair value as of grant date	$15.60	$21.21	$47.58	$52.15	$14.85	$46.42	$51.75
Remaining lives	-	1.00	2.00	1.00	3.00	2.00	4.00

The Company recorded compensation expense related to the PRSUs of approximately $5.0 million, $1.4 million and $1.9 million in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2021, is $8.5 million, which will be expensed over the service period based on the probability of achieving the performance condition.

During 2021, the Company granted 8,637 RSUs which vest over one year. The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.3 million for the year ended December 31, 2021. Total unrecognized compensation expense related to RSUs at December 31, 2021, is $0.1 million, which will be expensed over 0.38 years.

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

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and, if such a claim were brought against the Company, could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to our other NewGen products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

We have several subsidiaries engaged in making, distributing, and selling vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions lawsuits have been filed regarding marketing practices and possible underage sales. We expect that our subsidiaries will be subject to some such cases and investigative requests. In the acquisition of the vapor businesses, we negotiated financial “hold-backs,” which we have used to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the franchisee lawsuit. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time to time responding parties to arbitration demands brought by franchisees. One of our subsidiaries, which we acquired in 2018, is the franchisor of the VaporFi system. This subsidiary is a responding party in an arbitration brought by a former franchisee claiming, among other things, violations of Federal Trade Commission Rules and Florida law. While we believe we have good and valid substantive defenses against these claims, to avoid the protracted expense of arbitration, we reached a settlement in principle with the claimants and expect the settlement to be finalized by the end of the first quarter of 2022.

We have also been named in a lawsuit brought by a different former franchisee represented by the same firm that represents the plaintiff in the action described above. This case relates to the termination of the franchise agreement by the franchisor for failure to pay franchising fees and our subsequent demand that the franchisee cease using our marks and de-image locations formerly housing the franchises. The franchisee filed suit against us in the U.S. District Court for the Southern District of Florida sixteen months after our demand. The franchisee is claiming tortious interference and conversion. We believe the franchisor’s ultimate termination of the franchise agreement for multiple uncured material defaults by the franchisee was proper. We believe that the suit was improperly brought before the U.S. District Court for the South District of Florida because the related franchising agreements included a mandatory arbitration clause. We also believe we have good and valid substantive defenses against the claims and intend on vigorously defending our interests in this matter.

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

Note 20. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	December 31, 2021			December 31, 2020			December 31, 2019
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$52,059			$38,192			$16,233

Denominator
Weighted average		18,917,570	$2.75		19,398,474	$1.97		19,627,093	$0.83

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$52,059			$38,192			$16,233
Interest expense related to Convertible Senior Notes, net of tax	4,317			4,188			1,958
Diluted consolidated net income	$56,376			$42,380			$18,191

Denominator
Basic weighted average		18,917,570			19,398,474			19,627,093
Convertible Senior Notes		3,208,172			3,202,808			3,202,808
Stock options		256,252			336,159			410,447
		22,381,994	$2.52		22,937,441	$1.85		23,240,348	$0.78

Note 21. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Zig-Zag Products; (2) Stoker’s Products; and (3) NewGen Products. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; and (b) finished cigars and MYO cigar wraps. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose leaf chewing tobacco products. The NewGen Products segment (a) markets and distributes liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via VaporBeast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the United States while products in the NewGen Products segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries. The Company had no customer that accounted for more than 10% of net sales in 2021, 2020, or 2019.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reportable segments:

	For the year ended December 31,
	2021	2020	2019
Net sales
Zig-Zag products	$176,491	$132,812	$108,733
Stoker’s products	124,280	115,866	99,894
NewGen products	144,700	156,433	153,362
Total	$445,471	$405,111	$361,989

Gross profit
Zig-Zag products	$102,739	$78,278	$59,414
Stoker’s products	68,084	61,764	52,620
NewGen products	47,011	49,948	25,083
Total	$217,834	$189,990	$137,117

Operating income (loss)
Zig-Zag products	$77,109	$61,932	$45,086
Stoker’s products	52,073	45,042	35,008
NewGen products	2,263	5,801	(20,629)
Corporate unallocated (1)(2)	(41,124)	(48,348)	(32,235)
Total	$90,321	$64,427	$27,230

Interest expense, net	20,500	13,487	14,435
Investment loss (income)	6,673	(198)	(2,648)
(Gain) loss on extinguishment of debt	(2,154)	-	1,308
Net periodic benefit (income) cost, excluding service cost	-	989	(4,961)

Income before income taxes	$65,302	$50,149	$19,096

Capital expenditures
Zig-Zag products	$141	$-	$-
Stoker’s products	5,960	5,815	2,823
NewGen products	55	320	1,992
Total	$6,156	$6,135	$4,815

Depreciation and amortization
Zig-Zag products	$388	$182	$-
Stoker’s products	2,565	2,215	1,608
NewGen products	2,059	2,621	2,481
Total	$5,012	$5,018	$4,089

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $2.6 million, $14.4 million and $2.2 million in 2021, 2020 and 2019, respectively.

	December 31, 2021	December 31, 2020
Assets
Zig-Zag products	$227,554	$206,900
Stoker’s products	142,334	133,016
NewGen products	72,746	91,116
Corporate unallocated (1)	158,926	65,017
Total	$601,560	$496,049

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	For the year ended December 31,
	2021	2020	2019

Business to Business	$107,235	$107,976	$112,580
Business to Consumer - Online	37,069	43,517	31,348
Business to Consumer - Corporate store	-	4,751	9,273
Other	396	189	161
Total	$144,700	$156,433	$153,362

Net Sales:  Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the year ended December 31,
	2021	2020	2019
Domestic	$415,514	$391,705	$347,616
Foreign	29,957	13,406	14,373
Total	$445,471	$405,111	$361,989

Note 22. Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results:

	1st		2nd	3rd	4th
2021
Net sales	$107,641		$122,643	$109,904	$105,283
Gross profit	53,261		59,973	54,269	50,331
Net income attributable to Turning Point Brands, Inc.	11,783		15,355	13,468	11,454
Basic net income attributable to Turning Point Brands, Inc. per share	0.62		0.81	0.71	0.61
Diluted net income attributable to Turning Point Brands, Inc. per share	$0.57		$0.73	$0.65	$0.57

2020
Net sales	$90,689		$104,963	$104,174	$105,285
Gross profit	41,431		47,936	48,307	52,316
Net income attributable to Turning Point Brands, Inc.	4,499		10,295	9,020	14,378
Basic net income attributable to Turning Point Brands, Inc. per share	0.23		0.53	0.47	0.75
Diluted net income attributable to Turning Point Brands, Inc. per share	$0.22	(1)	$0.49	$0.44	$0.68

(1)	The effect of 3,202,808 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the effect would have been antidilutive.

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

Note 23. Dividends and Share Repurchase

On November 9, 2017, the Company’s Board of Directors approved the initiation of a cash dividend to shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017, to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.055 per common share, an increase of approximately 38%, was paid on January 7, 2022, to shareholders of record at the close of business on December 17, 2021.

Dividends are considered restricted payments under the Senior Secured Notes Indenture and 2021 Revolving Credit Facility. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants. Additional earning and market capitalization restrictions limit the aggregate amount of restricted, quarterly dividends during a fiscal year.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the year ended December 31, 2021, was 896,738 shares for a total cost of $38.7 million and an average price per share of $43.13. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million. $31.8 million remains available for share repurchases under the program at December 31, 2021. On February 24, 2022, the Board increased the approve share repurchase program by $24.6 million.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2021, the Company’s management, with participation of the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, solely due to the material weakness in internal control over financial reporting described below.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2021. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO ICIF”).

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO ICIF, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, solely due to a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain individuals with IT expertise, which led to failures resulting from insufficient training of IT personnel on the importance of ITGCs and risk-assessment processes that were inadequate to identify and assess changes in IT environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Our independent registered public accounting firm has audited the consolidated financial statements appearing in this Annual Report and the effectiveness of our internal controls over financial reporting and has issued their reports, included herein.

Notwithstanding the above identified material weakness, management believes the financial statements as included in Part II of this Annual Report on Form 10-K fairly represent in all material respects the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting; (ii) developing and maintaining documentation underlying ITGCs; (iii) developing enhanced risk assessment procedures and controls related to changes in IT systems; (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2022.

Changes in Internal Controls over Financial Reporting

Except for the material weakness identified during the quarter, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Yavor Efremov	/s/ Luis Reformina	/s/ Brian Wigginton
Yavor Efremov	Luis Reformina	Brian Wigginton
President and Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Date: March 11, 2022	Date: March 11, 2022	Date: March 11, 2022

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14.   Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

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

4.3
Indenture dated as of February 11, 2021, between Turning Point Brands, Inc. and GLAS Trust Company LLC, (including the form of Note as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

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

10.35
Credit Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., as obligor, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.36	Form of Capped Call Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.37
Consulting Agreement dated August 19, 2020, effective November 1, 2020, between Turning Point Brands, Inc. and James Dobbins. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2020) †

10.38
Employment Agreement by and between the Company and Graham A. Purdy, dated as of March 2, 2021.  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2021) †

10.39
Employment Agreement by and between the Company and Luis Reformina, dated as of March 23, 2021.  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2021) †

10.40
Employment Agreement by and between the Company and Yavor Efremov dated December 15, 2021. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2021) †

10.41
First Lien Pari Passu Intercreditor Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., and the other grantors party thereto, Barclays Bank PLC, as first lien collateral agent, and GLAS Trust Company LLC, as other collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.42
Pledge and Security Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., as grantor, the other grantors party thereto, Barclays Bank PLC, as collateral agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.43
Guaranty Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc. and certain of its subsidiaries, as guarantors, Barclays Bank PLC, as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.44
Pledge and Security Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., as grantor, the other grantors party thereto and GLAS Trust Company LLC, as collateral agent  (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

21	Subsidiaries of Turning Point Brands, Inc.*

23	Consent of RSM US LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2021, 2020, and 2019, formatted in Inline XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholder’s equity (deficit), (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

* Filed herewith
† Compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 11, 2022.

TURNING POINT BRANDS, INC.

By:	/s/ Yavor Efremov
Name:	Yavor Efremov
Title:	Chief Executive Officer

By:	/s/ Luis Reformina
Name:	Luis Reformina
Title:	Chief Financial Officer

By:	/s/ Brian Wigginton
Name:	Brian Wigginton
Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Yavor Efremov	Director, Chief Executive Officer	March 11, 2022
Yavor Efremov

By:	/s/ Luis Reformina	Chief Financial Officer	March 11, 2022
Luis Reformina

By:	/s/ Brian Wigginton	Chief Accounting Officer	March 11, 2022
Brian Wigginton

By:	/s/ David Glazek	Chairman of the Board of Directors	March 11, 2022
David Glazek

By:	/s/ Gregory H. A. Baxter	Director	March 11, 2022
Gregory H. A. Baxter

By:	/s/ H. C. Charles Diao	Director	March 11, 2022
H. C. Charles Diao

By:	/s/ Assia Grazioli-Venier	Director	March 11, 2022
Assia Grazioli-Venier

By:	/s/ Arnold Zimmerman	Director	March 11, 2022
Arnold Zimmerman

By:	/s/ Ashley Davis Frushone	Director	March 11, 2022
Ashley Davis Frushone

By:	/s/ Stephen Usher	Director	March 11, 2022
Stephen Usher

By:	/s/ Lawrence S. Wexler	Director	March 11, 2022
Lawrence S. Wexler