Form 10-Q
period 2022-03-31
Turning Point Brands, Inc.
filed 2022-04-27
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

At April 19, 2022, there were 18,136,353 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

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

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused by illicit products to brand equity;
•	contamination of our tobacco supply or products;
•	uncertainty and continued evolution of the markets for our NewGen and cigar products;
•	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
•	substantial and increasing U.S. regulation;
•	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement escrow agreement;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in state and local regulation of our NewGen products has been proposed or enacted;
•	increase in tax of our NewGen products could adversely affect our business;
•	sensitivity of end-customers to increased sales taxes and economic conditions including significant increases in the rate of inflation and other declines in purchasing power;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	significant product liability litigation;
•	the effect of the COVID-19 pandemic on our business;
•	our amount of indebtedness;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our loss of emerging growth status on December 31, 2021 and ability to comply with the additional requirements applicable to non-emerging growth companies;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
ASSETS	(unaudited) March 31, 2022	December 31, 2021
Current assets:
Cash	$126,045	$128,320
Accounts receivable, net of allowances of $177 in 2022 and $262 in 2021	9,450	6,496
Inventories	105,858	87,607
Other current assets	25,663	26,746
Total current assets	267,016	249,169
Property, plant, and equipment, net	20,567	18,650
Deferred income taxes	1,754	1,363
Right of use assets	14,405	15,053
Deferred financing costs, net	362	388
Goodwill	162,323	162,333
Other intangible assets, net	87,022	87,485
Master Settlement Agreement (MSA) escrow deposits	30,237	31,720
Other assets	35,017	35,399
Total assets	$618,703	$601,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,464	$7,361
Accrued liabilities	29,921	32,937
Other current liabilities	38	38
Total current liabilities	59,423	40,336
Notes payable and long-term debt	414,791	414,172
Lease liabilities	12,625	13,336
Total liabilities	486,839	467,844

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,785,806 issued shares and 18,180,174 outstanding shares at March 31, 2022, and 19,690,884 issued shares and 18,395,476 outstanding shares at December 31, 2021	198	197
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	109,073	108,811
Cost of repurchased common stock (1,605,632 shares at March 31, 2022, and 1,295,408 shares at December 31, 2021)	(59,491)	(48,869)
Accumulated other comprehensive loss	(1,326)	(195)
Accumulated earnings	81,327	71,460
Non-controlling interest	2,083	2,312
Total stockholders’ equity	131,864	133,716
Total liabilities and stockholders’ equity	$618,703	$601,560

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$100,894	$107,641
Cost of sales	49,100	54,380
Gross profit	51,794	53,261
Selling, general, and administrative expenses	32,565	28,912
Operating income	19,229	24,349
Interest expense, net	5,196	4,486
Investment income	(78)	(25)
Loss on extinguishment of debt	-	5,706
Income before income taxes	14,111	14,182
Income tax expense	3,340	2,654
Consolidated net income	10,771	11,528
Net loss attributable to non-controlling interest	(227)	(255)
Net income attributable to Turning Point Brands, Inc.	$10,998	$11,783

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.60	$0.62
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.55	$0.57
Weighted average common shares outstanding:
Basic	18,257,695	19,093,961
Diluted	21,749,510	22,665,067

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Consolidated net income	$10,771	$11,528

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $357 in 2022 and $144 in 2021	(1,126)	(452)
Foreign currency translation, net of tax of $0 in 2022 and 2021	(7)	318
Unrealized gain on derivative instruments, net of tax of $0 in 2022 and $937 in 2021	-	2,448
	(1,133)	2,314
Consolidated comprehensive income	9,638	13,842
Comprehensive loss attributable to non-controlling interest	(229)	(96)
Comprehensive income attributable to Turning Point Brands, Inc.	$9,867	$13,938

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$10,771	$11,528
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	5,706
Loss (gain) on sale of property, plant, and equipment	1	(2)
Depreciation expense	871	788
Amortization of other intangible assets	463	477
Amortization of deferred financing costs	645	604
Deferred income tax (benefit) expense	(34)	552
Stock compensation expense	1,159	1,498
Noncash lease (income) expense	(5)	6
Gain on investments	(14)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(2,958)	2,735
Inventories	(18,258)	(12,461)
Other current assets	1,081	1,283
Other assets	382	464
Accounts payable	22,101	14,882
Accrued liabilities and other	(3,165)	(3,806)
Net cash provided by operating activities	$13,040	$24,241

Cash flows from investing activities:
Capital expenditures	$(2,787)	$(842)
Restricted cash, MSA escrow deposits	(8,468)	(14,920)
Proceeds on the sale of property, plant and equipment	1	2
Net cash used in investing activities	$(11,254)	$(15,760)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	$-	$250,000
Payments of 2018 first lien term loan	-	(130,000)
Settlement of interest rate swaps	-	(3,573)
Payment of dividends	(1,022)	(958)
Payments of financing costs	-	(6,614)
Exercise of options	245	425
Redemption of options	-	(1,466)
Redemption of performance restricted stock units	(1,141)	-
Common stock repurchased	(10,622)	(5,733)
Net cash provided by (used in) financing activities	$(12,540)	$102,081

Net (decrease) increase in cash	$(10,754)	$110,562
Effect of foreign currency translation on cash	$(3)	$101

Cash, beginning of period:
Unrestricted	128,320	41,765
Restricted	15,155	35,074
Total cash at beginning of period	143,475	76,839

Cash, end of period:
Unrestricted	126,045	167,361
Restricted	6,673	20,141
Total cash at end of period	$132,718	$187,502

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$187	$177

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,131	$1,071
Accrued expenses for incurred financing costs	$-	$301

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2022 and 2021
(dollars in thousands except share data)
(unaudited)

	Voting Shares	Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Non- Controlling Interest	Total

Beginning balance January 1, 2022	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $357	-	-	-	-	(1,126)	-	-	(1,126)
Foreign currency translation, net of tax of $0	-	-	-	-	(5)	-	(2)	(7)
Stock compensation expense	-	-	1,159	-	-	-	-	1,159
Exercise of options	25,166	-	245	-	-	-	-	245
Performance restricted stock units issuance	103,843	1	(1)	-	-	-	-	-
Performance restricted stock units redeemed	(34,087)	-	(1,141)	-	-	-	-	(1,141)
Cost of repurchased common stock	(310,224)	-	-	(10,622)	-	-	-	(10,622)
Dividends	-	-	-	-	-	(1,131)	-	(1,131)
Net income	-	-	-	-	-	10,998	(227)	10,771
Ending balance March 31, 2022	18,180,174	$198	$109,073	$(59,491)	$(1,326)	$81,327	$2,083	$131,864

Beginning balance Janauary 1, 2021	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	$117,487

Unrealized loss on MSA investments, net of tax of $144	-	-	-	-	(452)	-	-	(452)
Unrealized gain on derivative instruments, net of tax of $937	-	-	-	-	2,448	-	-	2,448
Foreign currency translation, net of tax of $0	-	-	-	-	159	-	159	318
Stock compensation expense	-	-	1,498	-	-	-	-	1,498
Exercise of options	44,357	1	424	-	-	-	-	425
Redemption of options	-	-	(1,466)	-	-	-	-	(1,466)
Cost of repurchased common stock	(119,031)	-	-	(5,733)	-	-	-	(5,733)
Dividends	-	-	-	-	-	(1,071)	-	(1,071)
Net income	-	-	-	-	-	11,783	(255)	11,528
Ending balance March 31, 2021	19,059,120	$196	$102,879	$(15,924)	$(480)	$34,357	$3,954	$124,982

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
Note 1. Description of Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. Its three focus segments are led by its core, proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; along with its distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®)and Solace® in the NewGen Products segment. The Company’s products are available in more than 215,000 retail outlets in North America. The Company operates in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) NewGen Products.

Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2021. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

A further requirement of ASC 606 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 17. An additional disaggregation of contract revenue by sales channel can be found within Note 17 as well.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.7 million and $5.9 million for the three months ending March 31, 2022 and 2021, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of March 31, 2022, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.2 million. At December 31, 2021, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.7 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of March 31, 2022				As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,673	$-	$-	$3,673	$12,155	$-	$-	$12,155
U.S. Governmental agency obligations (unrealized position < 12 months)	21,452	5	(1,145)	20,312	19,918	4	(357)	19,565
U.S. Governmental agency obligations (unrealized position > 12 months)	6,948	-	(696)	6,252	-	-	-	-
	$32,073	$5	$(1,841)	$30,237	$32,073	$4	$(357)	$31,720

As of
March 31, 2022
Less than one year	$-
One to five years	7,443
Five to ten years	20,001
Greater than ten years	956
Total	$28,400

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	March 31, 2022	December 31, 2021
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

Food and Drug Administration (FDA): On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) authorized the FDA to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to also regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

In August 2016, the FDA’s regulatory authority under the Tobacco Control Act (the “TCA”) was extended to all tobacco products not previously covered, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco and wraps); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our cigar and cigar wrap products as well as our vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

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

The FDA has issued a number of proposed rules related to premarket filings; however, those rules were not finalized prior to the September 9, 2020, deadline. On October 5, 2021, the FDA finalized two rules related to the Substantial Equivalence process and the Premarket Tobacco Product Application process, respectively, which both become effective November 4, 2021. Both final rules (collectively, the “Rules”) indicate that any new or additional requirements will not retroactively apply to currently pending PMTAs; however, the information outlined in the rule remains important to the FDA’s substantive review of an application. We believe we have products that meet the Rules and have filed premarket filings supporting a showing of the respective required standards. However, there is no assurance that the FDA’s guidance or regulations will not change, that the FDA will not prioritize its enforcement in a manner that negatively affects our pending applications, or that unforeseen circumstances will not arise that prevent us from sufficiently supplementing or completing our applications or otherwise increase the amount of time and money we are required to spend to receive all necessary marketing orders. Although we filed many premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. This may result in the prioritization of supplementing or completing applications for high priority SKUs in our inventory position, which could adversely impact future revenues generated by lower priority SKUs.

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

On March 15, 2022, the Consolidated Appropriations Act of 2022 was signed into law. This law included a new provision bringing non-tobacco nicotine products (“NTN Products”), including synthetic nicotine, under the jurisdiction of the FDA Center for Tobacco Products. This law took effect April 14, 2022, and subjects NTN Products to the same requirements as tobacco-derived products, including not selling these products to persons under 21 years of age, not marketing these products as modified risk tobacco products, and not distributing free samples of these products. Additionally, NTN Products on the market between March 15, 2022, and April 14, 2022, must file a PMTA by May 14, 2022. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, may remain on the market until July 13, 2022. After July 13, 2022, these products are subject to enforcement.

We have been compiling premarket filings for certain of our NTN Products and will submit these filings ahead of the May 14, 2022, deadline. After the deadline passes, we will continue to supplement these filings with additional information; however, there can be no guarantee that FDA will accept such amendments or, similar to other filings, that the applications will meet the standard of “appropriate for the protection of public health.”  We also expect that for a period of time after the filing deadline, there may be a lack of enforcement, which may adversely impact our ability to compete in the marketplace against those who continue to sell unauthorized products.

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

Note 3. Acquisitions

Unitabac

In July 2021, the Company acquired certain assets of Unitabac, a marketer of mass-market cigars, for $10.7 million in total consideration, comprised of $9.6 million in cash and $1.1 million of capitalized transaction costs. The acquisition is comprised of a portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (“NT”) Homogenized Tobacco Leaf (“HTL”) products and Rolled Leaf and Natural Leaf Cigarillo Products. The transaction was accounted for as an asset purchase with $10.0 million assigned to intellectual property, which has an indefinite life, and $0.7 million assigned to inventory. The intellectual property asset is deductible for tax purposes.

Direct Value Wholesale

In April 2021, Turning Point Brands Canada, a VIE for which the Company is considered the primary beneficiary, purchased 100% of the equity interests of Westhem Ventures LTD d/b/a Direct Value Wholesale (“DVW”) for $3.9 million, net of cash acquired, with $3.5 million paid in cash at closing and $0.5 million in accrued consideration to be paid during 2021. DVW is a Canadian distribution entity that operates in markets not primarily served by Turning Point Brands Canada. The acquisition expands Turning Point Brands Canada’s markets in Canada. On April 13, 2021, in connection with the acquisition of DVW, the Company provided a $3.7 million unsecured loan to Turning Point Brands Canada bearing interest at 8% per annum and maturing April 13, 2023. The unsecured loan is eliminated in the consolidation of Turning Point Brands Canada. As of March 31, 2022, Turning Point Brands Canada had not completed the accounting for the acquisition. The following table summarizes the consideration transferred and calculation of goodwill based on excess of the acquisition price over the estimated fair value of the identifiable net assets acquired and are based on management’s preliminary estimates:

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

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging of up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. At March 31, 2022 and December 31, 2021, the Company had no forward contracts outstanding.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined below) bear interest at a rate of 5.625% per year. As of March 31, 2022, the fair value of the Senior Secured Notes approximated their carrying value of $250 million due to the recency of the notes’ issuance, related to March 31, 2022. As of December 31, 2021, the fair value of the Senior Secured Notes approximated their carrying value of $250 million due to the recency of the notes’ issuance, related to December 31, 2021.

The Convertible Senior Notes (as defined) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $160.9 million, with a carrying value of $172.5 million as of March 31, 2022. As of December 31, 2021, the fair value of the Convertible Senior Notes approximated $159.8 million, with a carrying value of $172.5 million.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 6. Inventories

The components of inventories are as follows:

	March 31, 2022	December 31, 2021
Raw materials and work in process	$7,483	$6,936
Leaf tobacco	47,733	35,900
Finished goods - Zig-Zag Products	28,928	25,663
Finished goods - Stoker’s Products	11,142	8,959
Finished goods - NewGen products	9,167	8,591
Other	1,405	1,558
Inventories	$105,858	$87,607

The inventory valuation allowance was $5.4 million and $7.7 million as of March 31, 2022, and December 31, 2021, respectively.

Note 7. Other Current Assets

Other current assets consist of:

	March 31, 2022	December 31, 2021
Inventory deposits	$9,245	$12,091
Insurance deposit	3,000	3,000
Other	13,418	11,655
Total	$25,663	$26,746

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	March 31, 2022	December 31, 2021
Land	$22	$22
Buildings and improvements	3,096	3,096
Leasehold improvements	5,389	5,374
Machinery and equipment	22,322	19,591
Furniture and fixtures	9,380	9,402
Gross property, plant and equipment	40,209	37,485
Accumulated depreciation	(19,642)	(18,835)
Net property, plant and equipment	$20,567	$18,650

Note 9. Other Assets

Other assets consist of:

	March 31, 2022	December 31, 2021
Equity investments	$25,617	$25,649
Debt security investment	8,000	8,000
Other	1,400	1,750
Total	$35,017	$35,399

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes.

In July, 2021, the Company invested $8 million in Old Pal Holding Company LLC (“Old Pal”). The Company invested in the form of a convertible note which includes additional follow-on investment rights.  Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The Company’s investment will enable Old Pal to expand product offerings in existing states, which include California, Nevada, Michigan, Oklahoma, Ohio, Washington and Massachusetts, and will help create the infrastructure necessary to support continued territory and product expansion. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026. Interest and principal are payable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on sales levels of Old Pal meeting certain thresholds. The weighted average interest rate was 3% for the three months ended March 31, 2022. Old Pal has the option to convert the note into shares once sales reach a certain threshold. Additionally, the Company has the right to convert the note into shares at any time after January 1, 2022. The conditions required to allow Old Pal to convert the note were not met as of March 31, 2022. The Company has classified the debt security with Old Pal as available for sale. The Company records the debt security at fair value and includes unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. The Company reports interest income on available for sale debt securities, in interest income in our Consolidated Statements of Income. The fair value of the debt security approximated its carrying value of $8.0 million at March 31, 2022 and December 31, 2021, due to the recency of the debt security’s purchase, related to each such date. The Company has recorded accrued interest receivable of $0.2 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively, in other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	March 31, 2022	December 31, 2021
Accrued payroll and related items	$4,768	$6,974
Customer returns and allowances	6,257	6,497
Taxes payable	5,269	2,053
Lease liabilities	3,034	2,976
Accrued interest	2,724	7,318
Other	7,869	7,119
Total	$29,921	$32,937

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	March 31, 2022	December 31, 2021
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	172,500	172,500
Gross notes payable and long-term debt	422,500	422,500
Less deferred finance charges	(7,709)	(8,328)
Notes payable and long-term debt	$414,791	$414,172

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. The Company was in compliance with all covenants as of March 31, 2022.

The Company incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, the Company also entered into a new $25 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The 2021 Revolving Credit Facility provides for a revolving line of credit of up to $25.0 million. Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). The Company has not drawn any borrowings under the 2021 Revolving Credit Facility but does have letters of credit of approximately $3.6 million outstanding under the facility. The 2021 Revolving Credit Facility will mature on August 11, 2025, if none of the Company’s Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Agreement provides for customary events of default. The Company was in compliance with all covenants as of March 31, 2022.

The Company incurred debt issuance costs attributable to the issuance of the 2021 Revolving Credit Facility of $0.5 million which are amortized to interest expense using the effective interest method over the expected life of the 2021 Revolving Credit Facility.

2018 First Lien Credit Facility

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

The Convertible Senior Notes are convertible into approximately 3,209,690 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.607 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.74 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2022.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.74 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

Promissory Note

On June 10, 2020, in connection with the acquisition of certain Durfort assets, the Company issued the Promissory Note in the principal amount of $10.0 million, with an annual interest rate of 7.5%, payable quarterly, with the first interest payment due September 10, 2020. The Company prepaid all outstanding amounts under and terminated the Promissory Note in the third quarter of 2021 in the amount of $9.6 million. The transaction resulted in a $0.4 million gain on extinguishment of debt.

Unsecured Loan

On April 6, 2020, the 2018 First Lien Credit Facility was amended to allow for an unsecured loan under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”). On April 17, 2020, National Tobacco Company, L.P., a subsidiary of the Company, entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan. The proceeds of the loan were received on April 27, 2020. The loan was scheduled to mature on April 17, 2022 and had a 1.00% interest rate. During 2021, the Company applied for forgiveness for the loan. On October 15, 2021, the Company received notice that its application for forgiveness was fully approved. The extinguishment of the unsecured loan occurred in the fourth quarter of 2021, resulting in a $7.5 million gain on extinguishment of debt. The Company is subject to audit relating to the unsecured loan until 2027 which could result in repayment of some or all of the unsecured loan previously forgiven. However, the Company believes that repayment of any amount is not probable.

Note 12. Leases

The Company’s leases consist primarily of leased property for manufacturing, warehouse, head offices and retail space as well as vehicle leases. At lease inception, the Company recognizes a lease right of use asset and lease liability calculated as the present value of future minimum lease payments. In general, the Company does not recognize any renewal periods within the lease terms as there are no significant barriers to ending the lease at the initial term. Lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consisted of the following:

	Three Months Ended March 31,
	2022	2021
Operating lease cost
Cost of sales	$227	$225
Selling, general and administrative	690	752
Variable lease cost (1)	112	205
Short-term lease cost	14	11
Sublease income	-	(30)
Total	$1,043	$1,163

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	March 31, 2022	December 31, 2021
Assets:
Right of use assets	$14,405	$15,053
Total lease assets	$14,405	$15,053

Liabilities:
Current lease liabilities (2)	$3,034	$2,976
Long-term lease liabilities	12,625	13,336
Total lease liabilities	$15,659	$16,312

(2)	Reported within accrued liabilities on the balance sheet

	As of March 31,
	2022	2021
Weighted-average remaining lease term - operating leases	6.5 years	7.1 years
Weighted-average discount rate - operating leases	4.88%	4.93%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit interest rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

As of March 31, 2022, maturities of lease liabilities consisted of the following:

March 31, 2022
2022	$2,775
2023	3,635
2024	2,460
2025	2,145
2026	2,085
Years thereafter	5,343
Total lease payments	$18,443
Less: Imputed interest	2,784
Present value of lease liabilities	$15,659

Note 13. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2022, was 23.7% which includes a discrete tax deduction of $0.4 million for the three months ended March 31, 2022 relating to stock option exercises. The Company’s effective income tax rate for the three months ended March 31, 2021, was 18.7% which includes a discrete tax deduction of $3.3 million for the three months ended March 31, 2021 relating to stock option exercises.

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

Note 14. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2022, net of forfeitures, there were 87,367 Restricted Stock Units (“RSUs”), 95,229 options and 18,229 Performance-Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 1,189,227 shares available for grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	711,060	$19.58	$6.42

Granted	119,500	50.93	13.58
Exercised	(202,768)	10.22	6.35
Forfeited	(7,957)	33.22	9.63
Outstanding, December 31, 2021	619,835	28.51	8.70

Granted	100,000	30.46	10.23
Exercised	(25,166)	16.14	4.89
Forfeited	(7,217)	29.53	8.13
Outstanding, March 31, 2022	687,452	$29.23	$9.07

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021, was $0.4 million, and $3.3 million, respectively.

At March 31, 2022, under the 2006 Plan, the exercise price for the 86,377 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 2.19 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2022, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 20, 2019	October 24, 2019	March 18, 2020	February 18, 2021	May 3, 2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at March 31, 2022	20,000	46,483	58,667	142,284	25,000	94,612	94,529	12,000
Number exercisable at March 31, 2022	20,000	46,483	58,667	142,284	25,000	62,148	39,386	4,080
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	4.87	5.13	5.94	6.98	7.57	7.97	8.89	9.10
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17, 2021	March 14, 2022
Number of options granted	7,500	100,000
Options outstanding at March 31, 2022	7,500	100,000
Number exercisable at March 31, 2022	2,550	-
Exercise price	$45.05	$30.46
Remaining lives	9.13	9.96
Risk free interest rate	0.84%	2.10%
Expected volatility	31.50%	35.33%
Expected life	6.000	6.000
Dividend yield	0.63%	1.01%
Fair value at grant date	$13.23	$10.23

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Total unrecognized compensation expense related to options at March 31, 2022, is $1.5 million, which will be expensed over 2.38 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of March 31, 2022, there are 477,547 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of March 31, 2022.

	March 7, 2018	March 20, 2019	July 19, 2019	March 18, 2020	December 28, 2020	February 18, 2021	March 14, 2022
Number of PRSUs granted	96,000	92,500	88,582	94,000	88,169	100,000	49,996
PRSUs outstanding at March 31, 2022	89,600	77,380	21,342	86,610	58,779	93,840	49,996
Fair value as of grant date	$21.21	$47.58	$52.15	$14.85	$46.42	$51.75	$30.46
Remaining lives	0.75	1.75	0.75	2.75	1.75	3.75	4.75

The Company recorded compensation expense related to the PRSUs of approximately $0.8 million and $1.2 million in the consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2022, is $6.2 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 87,367 RSUs which vest over one to five years. The following table outlines the RSUs granted and outstanding as of March 31, 2022.

	May 4, 2021	July 23, 2021	March 14, 2022	March 14, 2022
Number of RSUs granted	7,478	1,159	50,004	28,726
RSUs outstanding at March 31, 2022	7,478	1,159	50,004	28,726
Fair value as of grant date	$47.86	$51.81	$30.46	$30.46
Remaining lives	0.09	0.31	4.75	2.75

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.2 million for the three months ended March 31, 2022. Total unrecognized compensation expense related to RSUs at March 31, 2022, is $2.4 million, which will be expensed over 3.96 years.

Note 15. Contingencies

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

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and, if such a claim were brought against the Company, could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or batteries and may be subject to claims in the future relating to other NewGen products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

We have several subsidiaries engaged in making, distributing, and selling vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. We expect that our subsidiaries will be subject to some such cases and investigative requests. In the acquisition of the vapor businesses, we negotiated financial “hold-backs”, which we expect to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the franchisee matter. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time to time responding parties to arbitration demands brought by franchisees.

We have reached an agreement to arbitrate a claim brought by a former franchisee. This matter relates to the termination of the franchise agreement by the franchisor for failure to pay franchising fees and our subsequent demand that the franchisee cease using our marks and de-image locations formerly housing the franchises. The franchisee is claiming tortious interference and conversion. We believe the franchisor’s ultimate termination of the franchise agreement for multiple uncured material defaults by the franchisee was proper. We believe we have good and valid substantive defenses against the claims and intend on vigorously defending our interests in this matter.

Note 16. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$10,998			$11,783

Denominator
Weighted average		18,257,695	$0.60		19,093,961	$0.62

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$10,998			$11,783
Interest expense related to Convertible Senior Notes, net of tax	1,054			1,054
Diluted net income attributable to Turning Point Brands. Inc.	$12,052			$12,837

Denominator
Basic weighted average		18,257,695			19,093,961
Convertible Senior Notes		3,209,690			3,205,895
Stock options		282,125			365,211
		21,749,510	$0.55		22,665,067	$0.57

Note 17. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: (1) Zig-Zag Products; (2) Stoker’s Products; and (3) NewGen Products. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; and (b) finished cigars and MYO cigar wraps. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose leaf chewing tobacco products. The NewGen Products segment (a) markets and distributes liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via VaporBeast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the United States while products in the NewGen Products segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. Corporate unallocated includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries. As a result of a change in the Company’s chief operating decision maker (“CODM”), resulting from the hiring of a new Chief Executive Officer in the first quarter of 2022, certain general and administrative costs previously included to the NewGen Products segment are now included in Corporate unallocated to align with new management and reporting structures in the Company and better reflect how performance is now evaluated and resources are allocated by the CODM. Amounts in the prior year period have not been adjusted. Had such prior period amounts been adjusted, approximately $0.9 million of costs for the three months ended March 31, 2021 previously reported in the NewGen Products segment would have been reported in Corporate unallocated.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2022	2021

Net sales
Zig-Zag products	$45,672	$41,004
Stoker’s products	31,703	29,255
NewGen products	23,519	37,382
Total	$100,894	$107,641

Gross profit
Zig-Zag products	$26,343	$24,896
Stoker’s products	17,686	15,892
NewGen products	7,765	12,473
Total	$51,794	$53,261

Operating income (loss)
Zig-Zag products	$18,737	$19,437
Stoker’s products	13,506	12,255
NewGen products	678	2,006
Corporate unallocated (1)(2)	(13,692)	(9,349)
Total	$19,229	$24,349

Interest expense, net	5,196	4,486
Investment income	(78)	(25)
Loss on extinguishment of debt	-	5,706
Income before income taxes	$14,111	$14,182

Capital expenditures
Zig-Zag products	$2,323	$-
Stoker’s products	464	840
NewGen products	-	2
Total	$2,787	$842

Depreciation and amortization
Zig-Zag products	$92	$114
Stoker’s products	767	635
NewGen products	475	516
Total	$1,334	$1,265

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.

(2)	Includes costs related to PMTA of $1.1 million in 2022 and $0.3 million in 2021.

	March 31, 2022	December 31, 2021
Assets
Zig-Zag products	$227,989	$227,554
Stoker’s products	172,400	142,334
NewGen products	61,529	72,746
Corporate unallocated (1)	156,785	158,926
Total	$618,703	$601,560

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended March 31,
	2022	2021

Business to Business	$19,124	$27,257
Business to Consumer - Online	4,233	10,033
Other	162	92
Total	$23,519	$37,382

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended March 31,
	2022	2021
Domestic	$93,766	$100,127
Foreign	7,128	7,514
Total	$100,894	$107,641

Note 18. Dividends and Share Repurchase

The most recent dividend of $0.06 per common share was paid on April 8, 2022, to shareholders of record at the close of business on March 18, 2022.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million. On February 24, 2022, the Board increased the approve share repurchase program by $24.6 million. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended March 31, 2022, was 310,224 shares for a total cost of $10.6 million and an average price per share of $34.24. $45.8 million remained available for share repurchases under the program at March 31, 2022.

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

Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited mid-single-digit consumer unit growth over the year period ending 2021 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our three focus segments are led by our core, proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) along with Solace® in the NewGen Products segment. Our businesses generate solid cash flows which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 800 distributors with an additional 200 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation;
•	Price sensitivity in our end-markets;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including the “deeming regulation”;
•	Increasing and unpredictable regulation of NewGen products;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

Recent Developments

Non-Tobacco Nicotine Included Under Jurisdiction of FDA’s Center for Tobacco Products

New legislation enacted on March 15, 2022, provides authority for the FDA to regulate tobacco products containing nicotine from any source (“NTN Products”). This law takes effect April 14, 2022, and requires NTN Products to comply with applicable requirements under the Federal Food, Drug, and Cosmetic Act, such as not selling to persons under 21 years of age, not marketing these products as modified risk tobacco products without FDA’s authorization, and not distributing free samples. Additionally, NTN Products in the market between March 15, 2022, and April 14, 2022, must file a premarket tobacco application by May 14, 2022. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, may remain on the market until July 13, 2022. After July 13, 2022, these products are subject to enforcement. We have begun preparing premarket filings for certain of our NTN Products and intend to submit these applications by the May 14, 2022, deadline. After submission, we will continue to supplement these filings with additional information to support a finding that the marketing of these products is “appropriate for the protection of public health.”

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

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company.

Results of Operations

Comparison of the Three Months Ended March 31, 2022, to the Three Months Ended March 31, 2021

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$45,672	$41,004	11.4%
Stoker’s products	31,703	29,255	8.4%
NewGen products	23,519	37,382	-37.1%
Total net sales	100,894	107,641	-6.3%
Cost of sales	49,100	54,380	-9.7%
Gross profit
Zig-Zag products	26,343	24,896	5.8%
Stoker’s products	17,686	15,892	11.3%
NewGen products	7,765	12,473	-37.7%
Total gross profit	51,794	53,261	-2.8%

Selling, general, and administrative expenses	32,565	28,912	12.6%
Operating income	19,229	24,349	-21.0%
Interest expense, net	5,196	4,486	15.8%
Investment income	(78)	(25)	212.0%
Loss on extinguishment of debt	-	5,706	-100.0%
Income before income taxes	14,111	14,182	-0.5%
Income tax expense	3,340	2,654	25.8%
Consolidated net income	10,771	11,528	-6.6%
Net loss attributable to non-controlling interest	(227)	(255)	-11.0%
Net income attributable to Turning Point Brands, Inc.	$10,998	$11,783	-6.7%

Net Sales:  For the three months ended March 31, 2022, consolidated net sales decreased to $100.9 million from $107.6 million for the three months ended March 31, 2021, a decrease of $6.7 million or 6.3%. The decrease in net sales was driven by decreased sales volume in the NewGen Products segment.

For the three months ended March 31, 2022, net sales in the Zig-Zag Products segment increased to $45.7 million from $41.0 million for the three months ended March 31, 2021, an increase of $4.7 million or 11.4%. For the three months ended March 31, 2022, volume increased 7.1% and price/mix increased 4.3%. The increase in net sales was driven by double-digit growth in U.S. rolling papers and our E-Commerce business.

For the three months ended March 31, 2022, net sales in the Stoker’s Products segment increased to $31.7 million from $29.3 million for the three months ended March 31, 2021, an increase of $2.4 million or 8.4%. For the three months ended March 31, 2022, volume increased 0.3% and price/mix increased 8.1%. The increase in net sales was driven by the continuing double-digit growth of Stoker’s® MST.

For the three months ended March 31, 2022, net sales in the NewGen products segment decreased to $23.5 million from $37.4 million for the three months ended March 31, 2021, a decrease of $13.9 million or 37.1%. The decrease in net sales was primarily the result of declines in the vape distribution businesses.

Gross Profit:  For the three months ended March 31, 2022, consolidated gross profit decreased to $51.8 million from $53.3 million for the three months ended March 31, 2021, a decrease of $1.5 million or 2.8%. Gross profit as a percentage of revenue increased to 51.3% for the three months ended March 31, 2022, compared to 49.5% for the three months ended March 31, 2021 driven by increased margin in the Stoker’s Products segment and mix as the NewGen Products segment generates lower margins.

For the three months ended March 31, 2022, gross profit in the Zig-Zag Products segment increased to $26.3 million from $24.9 million for the three months ended March 31, 2021, an increase of $1.4 million or 5.8%. Gross profit as a percentage of net sales decreased to 57.7% of net sales for the three months ended March 31, 2022, from 60.7% of net sales for the three months ended March 31, 2021, as a result of the consolidation of DVW in Turning Point Brands Canada in the current year period which operates at lower margins than our traditional business.

For the three months ended March 31, 2022, gross profit in the Stoker’s Products segment increased to $17.7 million from $15.9 million for the three months ended March 31, 2022, an increase of $1.8 million or 11.3%. Gross profit as a percentage of net sales increased to 55.8% of net sales for the three months ended March 31, 2022, from 54.3% of net sales for the three months ended March 31, 2021, primarily as a result of strong incremental margin contribution of MST.

For the three months ended March 31, 2022, gross profit in the NewGen products segment decreased to $7.8 million from $12.5 million for the three months ended March 31, 2021, a decrease of $4.7 million or 37.7%. Gross profit as a percentage of net sales decreased to 33.0% of net sales for the three months ended March 31, 2022, from 33.4% of net sales for the three months ended March 31, 2021.

Selling, General, and Administrative Expenses:  For the three months ended March 31, 2022, selling, general, and administrative expenses increased to $32.6 million from $28.9 million for the three months ended March 31, 2021, an increase of $3.7 million or 12.6%. Selling, general and administrative expenses in the three months ended March 31, 2022, included $1.2 million of stock options, restricted stock and incentives expense, $0.4 million of transaction expense, $1.1 million of expense related to PMTA, $1.3 million of expense related to corporate restructuring and $0.3 million of expense related to the scoping of the new ERP and CRM systems. Selling, general and administrative expenses in the three months ended March 31, 2021, included $1.5 million of stock option, restricted stock and incentives expense, $0.6 million of transaction costs and $0.3 million of expense related to PMTA.

Interest Expense, net:  For the three months ended March 31, 2022, interest expense, net increased to $5.2 million, from $4.5 million for the three months ended March 31, 2021 as a result of the increase in the Company’s outstanding debt in February 2021.

Investment Income:  For the three months ended March 31, 2022, investment income increased to $0.1 million, from $0.0 million for the three months ended March 31, 2021.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the three months ended March 31, 2022 compared to $5.7 million for the three months ended March 31, 2021 related to the repayment of the 2018 First Lien Credit Facility.

Income Tax Expense:  Our income tax expense of $3.3 million was 23.7% of income before income taxes for the three months ended March 31, 2022 and included a discrete tax benefit of $0.4 million relating to stock option exercises. Our effective income tax rate was 18.7% for the three months ended March 31, 2021 and included a discrete tax benefit $3.3 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.2 million for the three months ended March 31, 2022 compared to $0.3 million for the three months ended March 31, 2021.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended March 31, 2022 and 2021, was $11.0 million and $11.8 million, respectively.

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

	Three Months Ended
(in thousands)	March 31,
	2022	2021
Net income attributable to Turning Point Brands, Inc.	$10,998	$11,783
Add:
Interest expense, net	5,196	4,486
Loss on extinguishment of debt	-	5,706
Income tax expense	3,340	2,654
Depreciation expense	871	788
Amortization expense	463	477
EBITDA	$20,868	$25,894
Components of Adjusted EBITDA
Corporate restructuring (a)	1,332	-
ERP/CRM (b)	330	-
Stock options, restricted stock, and incentives expense (c)	1,159	1,498
Transactional expenses (d)	425	607
FDA PMTA (e)	1,139	-
Adjusted EBITDA	$25,253	$27,999

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents costs associated with scoping new ERP and CRM systems.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash on hand, cash flows from operations and borrowing availability under our 2021 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. As of March 31, 2022, we had $126.0 million of cash on hand and have $21.4 million of availability under the 2021 Revolving Credit Facility.

Our working capital, which we define as current assets less cash and current liabilities, increased $1.0 million to $81.5 million at March 31, 2022, compared with $80.5 million at December 31, 2021.

	As of
(in thousands)	March 31, 2022	December 31, 2021

Current assets	$140,971	$120,849
Current liabilities	59,423	40,336
Working capital	$81,548	$80,513

Cash Flows from Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities was $13.0 million compared to net cash provided by operating activities of $24.2 million for the three months ended March 31, 2021, a decrease of $11.2 million, primarily due to lower net income due to decreased sales combined with the timing of changes to working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $11.3 million compared to net cash used in investing activities of $15.8 million for the three months ended March 31, 2021, a decrease of $4.5 million, primarily due to the lower purchases of investments in our MSA escrow account partially offset by increased capital expenditures.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $12.5 million compared to net cash provided by financing activities of $102.1 million for the three months ended March 31, 2021, an decrease in cash flow of $114.6 million, primarily due to the increase in repurchases of common stock during 2022 compared to net proceeds received from the Senior Secured Notes partially offset by the repayment in full of the 2018 First Lien Term Loan in the first quarter of 2021.

Dividends and Share Repurchase

The most recent dividend of $0.06 per common share was paid on April 8, 2022, to shareholders of record at the close of business on March 18, 2022.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million. On February 24, 2022, the Board increased the approve share repurchase program by $24.6 million. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended March 31, 2022, was 310,224 shares for a total cost of $10.6 million and an average price per share of $34.24. $45.8 million remains available for share repurchases under the program at March 31, 2022.

Long-Term Debt

As of March 31, 2022, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides outstanding balances of our debt instruments.

	March 31, 2022	December 31, 2021
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	172,500	172,500
Gross notes payable and long-term debt	422,500	422,500
Less deferred finance charges	(7,709)	(8,328)
Notes payable and long-term debt	$414,791	$414,172

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. We were in compliance with all covenants as of March 31, 2022.

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, we also entered into a new $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The 2021 Revolving Credit Facility provides for a revolving line of credit of up to $25.0 million. Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). We have not drawn any borrowings under the 2021 Revolving Credit Facility but do have letters of credit of approximately $3.6 million outstanding under the facility. The 2021 Revolving Credit Facility will mature on August 11, 2025 if none of our Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Agreement provides for customary events of default. We were in compliance with all covenants as of March 31, 2022.

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

The Convertible Senior Notes are convertible into approximately 3,209,690 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.607 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.74 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the us in excess of pre-determined thresholds of $0.04 per share. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2022.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.74 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

Off-balance Sheet Arrangements

During the three months ended March 31, 2022, the Company did not execute any forward contracts. We had no forward contracts at March 31, 2022. During 2021, we did not execute any forward contracts. We had no forward contracts at December 31, 2021.  The Company had no interest rate swap contracts at March 31, 2022. The Company terminated its interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under to the 2018 First Lien Credit Facility in the first quarter of 2021 in the amount of $3.6 million, and the transaction resulted in a $5.7 million loss recorded in the loss on extinguishment of debt. See Note 11, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion.

Inflation

Inflation in general and the recent rapid increases in gas prices have had a substantial negative effect on the purchasing power of consumers. While historically, we have been able to increase prices at a rate equal to or greater than that of inflation, that would be difficult to do in the current environment. We have implemented price increases in areas where that was feasible. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2021 Annual Report on Form 10-K, during the period. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2021 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2021 Annual Report on Form 10-K, during the three months ended March 31, 2022. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2021 Annual Report on Form 10-K filed with the SEC.

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

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2022. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date due to a material weakness in internal controls over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded through testing that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of the fiscal year 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please see Contingencies in Note 15 to the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

See ‘Risk Factors—We may become subject to significant product liability litigation’ within our 2021 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2021 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2021 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table includes information regarding purchases of our common stock made by us during the quarter ended March 31, 2022 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	172,624	$37.20	172,624	$25,410,384
February 1 to February 28	28,855	$33.81	5,572	$49,814,062
March 1 to March 31	142,832	$30.56	132,028	$45,800,411
Total	344,311		310,224

(1) The total number of shares purchased includes (a) shares purchased under the February 2020 share repurchase program (which totaled 172,624 shares in January, 5,572 in February and 132,028 shares in March) and (b) shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 23,283 shares in February and 10,804 shares in March). Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yavor Efremov.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Luis Reformina.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on April 27, 2022, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).*

*  Filed or furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURNING POINT BRANDS, INC.

By: /s/ Yavor Efremov
Name: Yavor Efremov
Title: President and Chief Executive Officer

By: /s/ Luis Reformina
Name: Luis Reformina
Title: Chief Financial Officer

By: /s/ Brian Wigginton
Name: Brian Wigginton
Title: Chief Accounting Officer

Date: April 27, 2022