Form 10-Q
period 2022-06-30
Turning Point Brands, Inc.
filed 2022-07-27
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

At July 19, 2022, there were 17,837,402 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources and the damage caused by illicit products to brand equity;
●	contamination of our tobacco supply or products;
●	uncertainty and continued evolution of the markets for our NewGen and cigar products;
●	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
●	substantial and increasing U.S. regulation;
●	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
●	many of our products contain nicotine, which is considered to be a highly addictive substance;
●	requirement to maintain compliance with master settlement escrow agreement;
●	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
●	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
●	increase in state and local regulation of our NewGen products has been proposed or enacted;
●	increase in tax of our NewGen products could adversely affect our business;
●	sensitivity of end-customers to increased sales taxes and economic conditions including significant increases in the rate of inflation and other declines in purchasing power;
●	possible increasing international control and regulation;
●	failure to comply with environmental, health and safety regulations;
●	imposition of significant tariffs on imports into the U.S.;
●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	significant product liability litigation;
●	the effect of the COVID-19 pandemic on our business;
●	our amount of indebtedness;
●	the terms of our indebtedness, which may restrict our current and future operations;
●
identification of a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price;

●	Changes in the method for determining LIBOR or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt;

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

●	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;
●	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
●	our reliance on information technology;
●	cybersecurity and privacy breaches;
●	failure to manage our growth;
●	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
●	fluctuations in our results;
●	exchange rate fluctuations;
●	adverse U.S. and global economic conditions;
●	departure of key management personnel or our inability to attract and retain talent;
●	infringement on or misappropriation of our intellectual property;
●	third-party claims that we infringe on their intellectual property; and
●	failure to meet expectations relating to environmental, social and governance factors.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
ASSETS	(unaudited) June 30, 2022	December 31, 2021
Current assets:
Cash	$107,429	$128,320
Accounts receivable, net of allowances of $161 in 2022 and $262 in 2021	9,177	6,496
Inventories	115,129	87,607
Other current assets	27,353	26,746
Total current assets	259,088	249,169
Property, plant, and equipment, net	22,376	18,650
Deferred income taxes	2,111	1,363
Right of use assets	13,749	15,053
Deferred financing costs, net	335	388
Goodwill	162,385	162,333
Other intangible assets, net	86,566	87,485
Master Settlement Agreement (MSA) escrow deposits	29,224	31,720
Other assets	28,475	35,399
Total assets	$604,309	$601,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,436	$7,361
Accrued liabilities	34,560	32,937
Other current liabilities	38	38
Total current liabilities	49,034	40,336
Notes payable and long-term debt	415,410	414,172
Lease liabilities	11,934	13,336
Total liabilities	476,378	467,844

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,797,735 issued shares and 17,890,441 outstanding shares at June 30, 2022, and 19,690,884 issued shares and 18,395,476 outstanding shares at December 31, 2021	198	197
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	110,563	108,811
Cost of repurchased common stock (1,907,294 shares at June 30, 2022, and 1,295,408 shares at December 31, 2021)	(68,287)	(48,869)
Accumulated other comprehensive loss	(2,064)	(195)
Accumulated earnings	85,641	71,460
Non-controlling interest	1,880	2,312
Total stockholders’ equity	127,931	133,716
Total liabilities and stockholders’ equity	$604,309	$601,560

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Three Months Ended June 30,
	2022	2021

Net sales	$102,925	$122,643
Cost of sales	51,456	62,670
Gross profit	51,469	59,973
Selling, general, and administrative expenses	33,323	35,094
Operating income	18,146	24,879
Interest expense, net	5,144	5,522
Investment loss (income)	6,227	(110)
Income before income taxes	6,775	19,467
Income tax expense	1,569	4,424
Consolidated net income	5,206	15,043
Net loss attributable to non-controlling interest	(218)	(312)
Net income attributable to Turning Point Brands, Inc.	$5,424	$15,355

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.30	$0.81
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.30	$0.73
Weighted average common shares outstanding:
Basic	18,063,259	18,975,522
Diluted	21,443,279	22,489,662

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Six Months Ended June 30,
	2022	2021

Net sales	$203,819	$230,284
Cost of sales	100,556	117,050
Gross profit	103,263	113,234
Selling, general, and administrative expenses	65,888	64,006
Operating income	37,375	49,228
Interest expense, net	10,340	10,009
Investment loss (income)	6,149	(135)
Loss on extinguishment of debt	-	5,706
Income before income taxes	20,886	33,648
Income tax expense	4,909	7,078
Consolidated net income	15,977	26,570
Net loss attributable to non-controlling interest	(445)	(567)
Net income attributable to Turning Point Brands, Inc.	$16,422	$27,137

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.90	$1.43
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.86	$1.30
Weighted average common shares outstanding:
Basic	18,159,940	19,034,415
Diluted	21,603,113	22,559,087

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended June 30,
	2022	2021
Consolidated net income	$5,206	$15,043

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on MSA investments, net of tax of $244 in 2022 and $83 in 2021	(768)	260
Foreign currency translation, net of tax of $0 in 2022 and 2021	45	642
Unrealized gain on derivative instruments, net of tax of $0 in 2022 and $126 in 2021	-	178
	(723)	1,080
Consolidated comprehensive income	4,483	16,123
Comprehensive income (loss) attributable to non-controlling interest	(203)	9
Comprehensive income attributable to Turning Point Brands, Inc.	$4,686	$16,114

	Six Months Ended June 30,
	2022	2021
Consolidated net income	$15,977	$26,570

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $602 in 2022 and $61 in 2021	(1,894)	(192)
Foreign currency translation, net of tax of $0 in 2022 and 2021	38	960
Unrealized gain on derivative instruments, net of tax of $0 in 2022 and $810 in 2021	-	2,626
	(1,856)	3,394
Consolidated comprehensive income	14,121	29,964
Comprehensive loss attributable to non-controlling interest	(432)	(87)
Comprehensive income attributable to Turning Point Brands, Inc.	$14,553	$30,051

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$15,977	$26,570
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	5,706
Gain on sale of property, plant, and equipment	(8)	(2)
Depreciation expense	1,750	1,546
Amortization of other intangible assets	919	954
Amortization of deferred financing costs	1,291	1,251
Deferred income tax (benefit) expense	(146)	1,027
Stock compensation expense	2,661	4,263
Noncash lease income	(6)	(19)
Loss (gain) on investments	6,258	(34)
Changes in operating assets and liabilities:
Accounts receivable	(2,673)	3,955
Inventories	(27,499)	(12,007)
Other current assets	(598)	813
Other assets	624	599
Accounts payable	7,240	1,423
Accrued liabilities and other	1,359	1,370
Net cash provided by operating activities	$7,149	$37,415

Cash flows from investing activities:
Capital expenditures	$(5,694)	$(2,170)
Acquisitions, net of cash acquired	-	(3,419)
Payments for investments	-	(8,657)
Restricted cash, MSA escrow deposits	(10,078)	(20,147)
Proceeds on the sale of property, plant and equipment	63	2
Net cash used in investing activities	$(15,709)	$(34,391)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	$-	$250,000
Payments of 2018 first lien term loan	-	(130,000)
Settlement of interest rate swaps	-	(3,573)
Payment of dividends	(2,181)	(2,006)
Payments of financing costs	-	(6,921)
Exercise of options	475	886
Redemption of options	(155)	(2,111)
Redemption of performance restricted stock units	(1,228)	-
Common stock repurchased	(19,418)	(14,086)
Net cash provided by (used in) financing activities	$(22,507)	$92,189

Net (decrease) increase in cash	$(31,067)	$95,213
Effect of foreign currency translation on cash	$56	$315

Cash, beginning of period:
Unrestricted	128,320	41,765
Restricted	15,155	35,074
Total cash at beginning of period	143,475	76,839

Cash, end of period:
Unrestricted	107,429	157,474
Restricted	5,035	14,893
Total cash at end of period	$112,464	$172,367

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$19	$242

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,110	$1,241
Accrued consideration for acquisition	$-	$402

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands except share data)
(unaudited)
					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total

Beginning balance April 1, 2022	18,180,174	$198	$109,073	$(59,491)	$(1,326)	$81,327	$2,083	$131,864

Unrealized loss on MSA investments, net of tax of $244	-	-	-	-	(768)	-	-	(768)
Foreign currency translation, net of tax of $0	-	-	-	-	30	-	15	45
Stock compensation expense	-	-	1,502	-	-	-	-	1,502
Exercise of options	7,175	-	230	-	-	-	-	230
Redemption of options	-	-	(155)	-	-	-	-	(155)
Performance restricted stock units issuance	4,754	-	-	-	-	-	-	-
Redemption of restricted stock units	-	-	(87)	-	-	-	-	(87)
Cost of repurchased common stock	(301,662)	-	-	(8,796)	-	-	-	(8,796)
Dividends	-	-	-	-	-	(1,110)	-	(1,110)
Net income	-	-	-	-	-	5,424	(218)	5,206
Ending balance June 30, 2022	17,890,441	$198	$110,563	$(68,287)	$(2,064)	$85,641	$1,880	$127,931

Beginning balance April 1, 2021	19,059,120	$196	$102,879	$(15,924)	$(480)	$34,357	$3,954	$124,982

Unrealized gain on MSA investments, net of tax of $83	-	-	-	-	260	-	-	260
Unrealized gain on derivative instruments, net of tax of $126	-	-	-	-	178	-	-	178
Foreign currency translation, net of tax of $0	-	-	-	-	321	-	321	642
Stock compensation expense	-	-	2,764	-	-	-	-	2,764
Exercise of options	39,403	-	462	-	-	-	-	462
Redemption of options	-	-	(645)	-	-	-	-	(645)
Cost of repurchased common stock	(175,000)	-	-	(8,353)	-	-	-	(8,353)
Dividends	-	-	-	-	-	(1,065)	-	(1,065)
Net income	-	-	-	-	-	15,355	(312)	15,043
Ending balance June 30, 2021	18,923,523	$196	$105,460	$(24,277)	$279	$48,647	$3,963	$134,268

 The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2022 and 2021
(dollars in thousands except share data)
(unaudited)
					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total

Beginning balance January 1, 2022	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $602	-	-	-	-	(1,894)	-	-	(1,894)
Foreign currency translation, net of tax of $0	-	-	-	-	25	-	13	38
Stock compensation expense	-	-	2,661	-	-	-	-	2,661
Exercise of options	32,341	-	475	-	-	-	-	475
Redemption of options	-	-	(155)	-	-	-	-	(155)
Issuance of performance restricted stock units	74,510	1	(1)	-	-	-	-	-
Redemption of performance restricted stock units	-	-	(1,141)	-	-	-	-	(1,141)
Redemption of restricted stock units	-	-	(87)	-	-	-	-	(87)
Cost of repurchased common stock	(611,886)	-	-	(19,418)	-	-	-	(19,418)
Dividends	-	-	-	-	-	(2,241)	-	(2,241)
Net income	-	-	-	-	-	16,422	(445)	15,977
Ending balance June 30, 2022	17,890,441	$198	$110,563	$(68,287)	$(2,064)	$85,641	$1,880	$127,931

Beginning balance January 1, 2021	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	$117,487

Unrealized loss on MSA investments, net of tax of $61	-	-	-	-	(192)	-	-	(192)
Unrealized gain on derivative instruments, net of tax of $810	-	-	-	-	2,626	-	-	2,626
Foreign currency translation, net of tax of $0	-	-	-	-	480	-	480	960
Stock compensation expense	-	-	4,263	-	-	-	-	4,263
Exercise of options	83,760	1	885	-	-	-	-	886
Redemption of options	-	-	(2,111)	-	-	-	-	(2,111)
Cost of repurchased common stock	(294,031)	-	-	(14,086)	-	-	-	(14,086)
Dividends	-	-	-	-	-	(2,135)	-	(2,135)
Net income	-	-	-	-	-	27,137	(567)	26,570
Ending balance June 30, 2021	18,923,523	$196	$105,460	$(24,277)	$279	$48,647	$3,963	$134,268

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
Note 1. Description of Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. The Company’s three focus segments are led by its core, proprietary brands: Zig-Zag® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and its distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®)and Solace® in the NewGen Products segment. The Company’s products are available in more than 215,000 retail outlets in North America. The Company operates in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) NewGen Products.

Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2021, included in its Annual Report on Form 10-K for the year then ended. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $6.0 million and $8.1 million for the three months ended June 30, 2022 and 2021, respectively. Shipping costs incurred were approximately $12.1 million and $14.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of June 30, 2022, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $29.2 million. At December 31, 2021, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.7 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of June 30, 2022				As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$2,035	$-	$-	$2,035	$12,155	$-	$-	$12,155
U.S. Governmental agency obligations (unrealized position < 12 months)	21,090	-	(1,772)	19,318	19,918	4	(357)	19,565
U.S. Governmental agency obligations (unrealized position > 12 months)	8,948	-	(1,077)	7,871	-	-	-	-
	$32,073	$-	$(2,849)	$29,224	$32,073	$4	$(357)	$31,720

As of
June 30, 2022
Less than one year	$-
One to five years	7,443
Five to ten years	20,640
Greater than ten years	1,955
Total	$30,038

The following table shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	June 30, 2022	December 31, 2021
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

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

In August 2016, the FDA’s regulatory authority under the Tobacco Control Act (the “TCA”) was extended to all tobacco products not previously covered, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco and wraps); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our cigar and cigar wrap products as well as our vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

As a result of the deeming regulations, the FDA regulates our cigar and cigar wrap products as well as our vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume.

Subsequently, on April 14, 2022, FDA Center for Tobacco Products also obtained jurisdiction over non-tobacco nicotine products (“NTN Products”), including synthetic nicotine. This law subjects NTN Products to the same requirements as tobacco-derived products, including not selling these products to persons under 21 years of age, not marketing these products as modified risk tobacco products without authorization, and not distributing free samples of these products. Additionally, NTN Products became subject to premarket filing requirements. Under the new law, manufacturers were required to file a PMTA by May 14, 2022, in order to continue selling products currently on the market. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review.

A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics, but does not raise different questions of public health. We submitted premarket filings prior to the September 9, 2020 deadline for certain of our tobacco and tobacco-derived products, all of which remain under review. We likewise filed premarket submissions for certain of our NTN Products ahead of the May 14, 2022 deadline. We have continued to supplement these applications with additional information; however, there can be no guarantee that FDA will accept such amendments or that the applications will meet the standard of “appropriate for the protection of public health.” The FDA has indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application. Despite these stated enforcement priorities, given FDA’s limited resources we expect that for a period of time there may be a lack of enforcement, which may adversely impact our ability to compete in the marketplace against those who continue to sell unauthorized products. There can be no guarantee that FDA will not shift its enforcement priorities or that it will increase in ability to enforce against unauthorized products over time.

The FDA has issued a number of proposed rules related to premarket filings; however, those rules were not finalized prior to the September 9, 2020, filing deadline. On October 5, 2021, the FDA finalized two rules related to the Substantial Equivalence process and the PMTA process, respectively, which both became effective November 4, 2021. Both final rules (collectively, the “Rules”) indicate that any new or additional requirements will not retroactively apply to currently pending PMTAs for tobacco and tobacco-derived products; however, the information outlined in the rule remains important to the FDA’s substantive review of an application. FDA has yet to indicate how it might apply these Rules to NTN Product filings. We believe we have products that meet the Rules and have filed premarket filings supporting a showing of the respective required standards. However, there is no assurance that the FDA’s guidance or regulations will not change, that the FDA will not prioritize its enforcement in a manner that negatively affects our pending applications, or that unforeseen circumstances will not arise that prevent us from sufficiently supplementing or completing our applications or otherwise increase the amount of time and money we are required to spend to receive all necessary marketing orders. Although we filed many premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. This may result in the prioritization of supplementing or completing applications for high priority SKUs in our inventory position, which could adversely impact future revenues generated by lower priority SKUs.

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

On May 4, 2022, the FDA proposed two tobacco product standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor in cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. On June 21, 2022, FDA also issued a proposed product standard related to restricting the level of nicotine in traditional cigarettes. These product standards are required to go through the formal rulemaking process where we would have the opportunity to comment on the proposed rule with regard to any impact on any of our products. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

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

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging of up to 100% of anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. At June 30, 2022 and December 31, 2021, the Company had no forward contracts outstanding.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined below) bear interest at a rate of 5.625% per year. As of June 30, 2022, the fair value of the Senior Secured Notes approximated $230.9 million, with a carrying value of $250 million. As of December 31, 2021, the fair value of the Senior Secured Notes approximated their carrying value of $250 million due to the recency of the notes’ issuance, related to December 31, 2021.

The Convertible Senior Notes (as defined) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $147.2 million, with a carrying value of $172.5 million as of June 30, 2022. As of December 31, 2021, the fair value of the Convertible Senior Notes approximated $159.8 million, with a carrying value of $172.5 million.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 6. Inventories

The components of inventories are as follows:

	June 30, 2022	December 31, 2021
Raw materials and work in process	$7,853	$6,936
Leaf tobacco	49,163	35,900
Finished goods - Zig-Zag Products	37,435	25,663
Finished goods - Stoker’s Products	10,798	8,959
Finished goods - NewGen products	8,379	8,591
Other	1,501	1,558
Inventories	$115,129	$87,607

The inventory valuation allowance was $4.8 million and $7.7 million as of June 30, 2022, and December 31, 2021, respectively.

Note 7. Other Current Assets

Other current assets consist of:

	June 30, 2022	December 31, 2021
Inventory deposits	$3,223	$12,091
Insurance deposit	3,000	3,000
Prepaid taxes	3,036	-
Other	18,094	11,655
Total	$27,353	$26,746

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	June 30, 2022	December 31, 2021
Land	$22	$22
Buildings and improvements	3,096	3,096
Leasehold improvements	5,391	5,374
Machinery and equipment	23,927	19,591
Furniture and fixtures	9,194	9,402
Gross property, plant and equipment	41,630	37,485
Accumulated depreciation	(19,254)	(18,835)
Net property, plant and equipment	$22,376	$18,650

Note 9. Other Assets

Other assets consist of:

	June 30, 2022	December 31, 2021
Equity investments	$19,300	$25,649
Debt security investment	8,000	8,000
Other	1,175	1,750
Total	$28,475	$35,399

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes.

In June 2022, based on a contemplated sale of the assets of dosist, the Company deemed its investment was impaired resulting in decreasing of the fair value of the investment to $1.6 million. Fair value was determined using a valuation derived from the contemplated purchase price (Level 3). This resulted in a loss of $6.3 million which is recorded in investment loss for the three and six months ended June 30, 2022.

In July, 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). The Company invested in the form of a convertible note which includes additional follow-on investment rights.  Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The Company’s investment will enable Old Pal to expand product offerings in existing states, which include California, Nevada, Michigan, Oklahoma, Ohio, Washington and Massachusetts, and will help create the infrastructure necessary to support continued territory and product expansion. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026. Interest and principal are payable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on sales levels of Old Pal meeting certain thresholds. The weighted average interest rate was 3% for the six months ended June 30, 2022. Old Pal has the option to convert the note into shares once sales reach a certain threshold. Additionally, the Company has the right to convert the note into shares at any time. The conditions required to allow Old Pal to convert the note were not met as of June 30, 2022. The Company has classified the debt security with Old Pal as available for sale. The Company records the debt security at fair value and includes unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. The Company reports interest income on available for sale debt securities, in interest expense, net in our Consolidated Statements of Income. The fair value of the debt security approximated its carrying value of $8.0 million at June 30, 2022 and December 31, 2021, due to the recency of the debt security’s purchase, related to each such date. The Company has recorded accrued interest receivable of $0.2 million and $0.1 million at June 30, 2022 and December 31, 2021, respectively, in other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	June 30, 2022	December 31, 2021
Accrued payroll and related items	$5,637	$6,974
Customer returns and allowances	7,759	6,497
Taxes payable	1,911	2,053
Lease liabilities	3,068	2,976
Accrued interest	7,318	7,318
Other	8,867	7,119
Total	$34,560	$32,937

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	June 30, 2022	December 31, 2021
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	172,500	172,500
Gross notes payable and long-term debt	422,500	422,500
Less deferred finance charges	(7,090)	(8,328)
Notes payable and long-term debt	$415,410	$414,172

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. The Company was in compliance with all covenants as of June 30, 2022.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Agreement provides for customary events of default. The Company was in compliance with all covenants as of June 30, 2022.

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

The Convertible Senior Notes are convertible into approximately 3,211,484 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.617 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.71 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2022.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.71 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

Note 12. Leases

The Company’s leases consist primarily of leased property for manufacturing, warehouse and head offices as well as vehicle leases. At lease inception, the Company recognizes a lease right of use asset and lease liability calculated as the present value of future minimum lease payments. In general, the Company does not recognize any renewal periods within the lease terms as there are no significant barriers to ending the lease at the initial term. Lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consisted of the following:

	Three Months Ended June 30,
	2022	2021
Operating lease cost
Cost of sales	$233	$232
Selling, general and administrative	683	762
Variable lease cost (1)	211	535
Short-term lease cost	11	11
Sublease income	-	(30)
Total	$1,138	$1,510

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Six Months Ended June 30,
	2022	2021
Operating lease cost
Cost of sales	$460	$457
Selling, general and administrative	1,373	1,514
Variable lease cost (1)	323	740
Short-term lease cost	25	22
Sublease income	-	(60)
Total	$2,181	$2,673

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	June 30, 2022	December 31, 2021
Assets:
Right of use assets	$13,749	$15,053
Total lease assets	$13,749	$15,053

Liabilities:
Current lease liabilities (2)	$3,068	$2,976
Long-term lease liabilities	11,934	13,336
Total lease liabilities	$15,002	$16,312

(2)	Reported within accrued liabilities on the balance sheet.

	As of June 30,
	2022	2021
Weighted-average remaining lease term - operating leases	6.36 years	7.0 years
Weighted-average discount rate - operating leases	4.87%	4.93%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit interest rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

As of June 30, 2022, maturities of lease liabilities consisted of the following:

June 30, 2022
2022	$1,851
2023	3,632
2024	2,501
2025	2,187
2026	2,101
Years thereafter	5,344
Total lease payments	$17,616
Less: Imputed interest	2,614
Present value of lease liabilities	$15,002

Note 13. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2022, was 23.2% and 23.5%, respectively, which includes a discrete tax deduction of $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively, relating to stock option exercises. The Company’s effective income tax rate for the three and six months ended June 30, 2021, was 22.7% and 21.0%, respectively, which includes a discrete tax deduction of $2.0 million and $5.2 million for the three and six months ended June 30, 2021, respectively, relating to stock option exercises.

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

Note 14. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of June 30, 2022, net of forfeitures, there were 103,340 Restricted Stock Units (“RSUs”), 109,010 options and 17,029 Performance-Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 1,160,673 shares available for grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	711,060	$19.58	$6.42

Granted	119,500	50.93	13.58
Exercised	(202,768)	10.22	6.35
Forfeited	(7,957)	33.22	9.63
Outstanding, December 31, 2021	619,835	28.51	8.70

Granted	114,827	30.58	10.34
Exercised	(37,278)	12.75	4.14
Forfeited	(8,263)	31.35	8.77
Outstanding, June 30, 2022	689,121	$29.67	$9.22

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021, was $0.5 million, and $5.3 million, respectively.

At June 30, 2022, under the 2006 Plan, the exercise price for the 75,945 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 1.94 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At June 30, 2022, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 20, 2019	October 24, 2019	March 18, 2020	February 18, 2021	May 3, 2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at June 30, 2022	20,000	45,733	58,067	141,784	25,000	94,117	94,148	12,000
Number exercisable at June 30, 2022	20,000	45,733	58,067	141,784	25,000	61,818	39,335	4,080
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	4.62	4.88	5.69	6.73	7.32	7.72	8.64	8.85
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17, 2021	March 14, 2022	April 29, 2022
Number of options granted	7,500	100,000	14,827
Options outstanding at June 30, 2022	7,500	100,000	14,827
Number exercisable at June 30, 2022	2,550	-	-
Exercise price	$45.05	$30.46	$31.39
Remaining lives	8.88	9.71	9.84
Risk free interest rate	0.84%	2.10%	2.92%
Expected volatility	31.50%	35.33%	35.33%
Expected life	6.000	6.000	6.000
Dividend yield	0.63%	1.01%	0.98%
Fair value at grant date	$13.23	$10.23	$11.07

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.3 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded compensation expense related to the options of approximately $0.5 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. Total unrecognized compensation expense related to options at June 30, 2022, is $1.3 million, which will be expensed over 2.2 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of June 30, 2022, there are 476,347 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of June 30, 2022.

	March 7, 2018	March 20, 2019	July 19, 2019	March 18, 2020	December 28, 2020	February 18, 2021	March 14, 2022
Number of PRSUs granted	96,000	92,500	88,582	94,000	88,169	100,000	49,996
PRSUs outstanding at June 30, 2022	89,600	77,380	21,342	86,110	58,779	93,140	49,996
Fair value as of grant date	$21.21	$47.58	$52.15	$14.85	$46.42	$51.75	$30.46
Remaining lives	0.50	1.50	0.50	2.50	1.50	3.50	4.50

The Company recorded compensation expense related to the PRSUs of approximately $0.8 million and $1.3 million in the consolidated statements of income for the three months ended June 30, 2022 and 2021, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $1.6 million and $2.5 million in the consolidated statements of income for the six months ended June 30, 2022 and 2021, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at June 30, 2022, is $5.5 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 95,804 RSUs which vest over one to five years. The following table outlines the RSUs granted and outstanding as of June 30, 2022.

	July 23, 2021	March 14, 2022	March 14, 2022	April 29, 2022	April 29, 2022
Number of RSUs granted	1,159	50,004	28,726	11,393	4,522
RSUs outstanding at June 30, 2022	1,159	50,004	28,726	11,393	4,522
Fair value as of grant date	$51.81	$30.46	$30.46	$31.39	$31.39
Remaining lives	0.06	4.50	2.50	0.82	4.50

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.4 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded compensation expense related to the RSUs of approximately $0.6 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. Total unrecognized compensation expense related to RSUs at June 30, 2022, is $2.5 million, which will be expensed over 3.55 years.

Note 15. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of SDI with a TPB subsidiary pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. The complaint purports to assert two derivative counts for breach of fiduciary duty on TPB’s behalf and against the TPB Board of Directors and certain SDI affiliates. The third count purports to assert a direct claim against TPB and its Board of Directors based on allegations that TPB’s Amended and Restated Bylaws are inconsistent with TPB’s certificate of incorporation. On October 26, 2020, the TPB Board of Directors adopted Amendment No. 1 to TPB’s Amended and Restated Bylaws, which amended the challenged section of the bylaws. On June 30, 2021, the court granted in part and denied in part the defendants’ motions to dismiss. Among other things, the court dismissed TPB director H.C. Charles Diao as a defendant in the action and dismissed the third count of the plaintiff’s complaint as moot. The remaining defendants answered the complaint on August 23, 2021, and continue to litigate. While the Company believes it has good and valid defenses to the claims, there can be no assurance that the Company will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

We have several subsidiaries engaged in making, distributing, and selling vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. We expect that our subsidiaries will be subject to some such cases and investigative requests. In the acquisition of the vapor businesses, we negotiated financial “hold-backs”, which we have used to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the franchisee matter. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

We have two franchisor subsidiaries, one of which no longer has any franchisees. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time to time responding parties to arbitration demands brought by franchisees.

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

Note 16. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$5,424			$15,355

Denominator
Weighted average		18,063,259	$0.30		18,975,522	$0.81

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$5,424			$15,355
Interest expense related to Convertible Senior Notes, net of tax	1,054			1,054
Diluted net income attributable to Turning Point Brands. Inc.	$6,478			$16,409

Denominator
Basic weighted average		18,063,259			18,975,522
Convertible Senior Notes		3,211,484			3,206,637
Stock options		168,536			307,503
		21,443,279	$0.30		22,489,662	$0.73

	Six Months Ended June 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$16,422			$27,137

Denominator
Weighted average		18,159,940	$0.90		19,034,415	$1.43

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$16,422			$27,137
Interest expense related to Convertible Senior Notes	2,108			2,108
Diluted net income attributable to Turning Point Brands. Inc.	$18,530			$29,245

Denominator
Basic weighted average		18,159,940			19,034,415
Convertible Senior Notes		3,211,484			3,206,637
Stock options		231,689			318,035
		21,603,113	$0.86		22,559,087	$1.30

Note 17. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: (1) Zig-Zag Products; (2) Stoker’s Products; and (3) NewGen Products. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; and (b) finished cigars and MYO cigar wraps. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose leaf chewing tobacco products. The NewGen Products segment (a) markets and distributes liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via VaporBeast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the United States while products in the NewGen Products segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. Corporate unallocated includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries. As a result of a change in the Company’s chief operating decision maker (“CODM”), resulting from the hiring of a new Chief Executive Officer in the first quarter of 2022, certain general and administrative costs previously included to the NewGen Products segment are now included in Corporate unallocated to align with new management and reporting structures in the Company and better reflect how performance is now evaluated and resources are allocated by the CODM. Amounts in the prior year period have not been adjusted. Had such prior period amounts been adjusted, approximately $1.1 million and $2.0 million of costs for the three and six months ended June 30, 2021 previously reported in the NewGen Products segment would have been reported in Corporate unallocated.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended June 30,
	2022	2021
Net sales
Zig-Zag products	$46,226	$47,202
Stoker’s products	33,588	33,369
NewGen products	23,111	42,072
Total	$102,925	$122,643

Gross profit
Zig-Zag products	$26,430	$27,743
Stoker’s products	18,079	18,146
NewGen products	6,960	14,084
Total	$51,469	$59,973

Operating income (loss)
Zig-Zag products	$18,503	$21,338
Stoker’s products	13,378	13,826
NewGen products	552	1,657
Corporate unallocated (1)(2)	(14,287)	(11,942)
Total	$18,146	$24,879

Interest expense, net	5,144	5,522
Investment income	6,227	(110)

Income before income taxes	$6,775	$19,467

Capital expenditures
Zig-Zag products	$2,237	$98
Stoker’s products	670	1,177
NewGen products	-	53
Total	$2,907	$1,328

Depreciation and amortization
Zig-Zag products	$93	$93
Stoker’s products	770	629
NewGen products	472	515
Total	$1,335	$1,237

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $2.0 million in 2022 and $3.3 milion in 2021.

	Six Months Ended June 30,
	2022	2021
Net sales
Zig-Zag products	$91,898	$88,206
Stoker’s products	65,291	62,624
NewGen products	46,630	79,454
Total	$203,819	$230,284

Gross profit
Zig-Zag products	$52,773	$52,639
Stoker’s products	35,765	34,038
NewGen products	14,725	26,557
Total	$103,263	$113,234

Operating income (loss)
Zig-Zag products	$37,240	$40,775
Stoker’s products	26,883	26,081
NewGen products	1,230	3,663
Corporate unallocated (1)(2)	(27,978)	(21,291)
Total	$37,375	$49,228

Interest expense, net	10,340	10,009
Investment income	6,149	(135)
Loss on extinguishment of debt	-	5,706

Income before income taxes	$20,886	$33,648

Capital expenditures
Zig-Zag products	$4,560	$98
Stoker’s products	1,134	2,017
NewGen products	-	55
Total	$5,694	$2,170

Depreciation and amortization
Zig-Zag products	$185	$207
Stoker’s products	1,537	1,263
NewGen products	947	1,030
Total	$2,669	$2,500

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $3.1 million in 2022 and $9.2 million in 2021.

	June 30, 2022	December 31, 2021
Assets
Zig-Zag products	$175,509	$227,554
Stoker’s products	232,285	142,334
NewGen products	58,532	72,746
Corporate unallocated (1)	137,983	158,926
Total	$604,309	$601,560

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended June 30,
	2022	2021
Business to Business	$17,674	$30,715
Business to Consumer - Online	5,336	11,263
Other	101	94
Total	$23,111	$42,072

	NewGen Segment
	Six Months Ended June 30,
	2022	2021
Business to Business	$36,798	$57,972
Business to Consumer - Online	9,569	21,296
Other	263	186
Total	$46,630	$79,454

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended June 30,
	2022	2021
Domestic	$95,442	$116,843
Foreign	7,483	5,800
Total	$102,925	$122,643

	Six Months Ended June 30,
	2022	2021
Domestic	$189,208	$215,911
Foreign	14,611	14,373
Total	$203,819	$230,284

Note 18. Dividends and Share Repurchase

The most recent dividend of $0.06 per common share was paid on July 8, 2022, to shareholders of record at the close of business on June 17, 2022.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million. On February 24, 2022, the Board increased the approve share repurchase program by $24.6 million. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended June 30, 2022, was 301,662 shares for a total cost of $8.8 million and an average price per share of $29.16. $37.0 million remains available for share repurchases under the program at June 30, 2022.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

●	Our ability to further penetrate markets with our existing products;
●	Our ability to introduce new products and product lines that complement our core business;
●	Decreasing interest in some tobacco products among consumers;
●	Marketing and promotional initiatives, which cause variability in our results;
●	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation;
●	Price sensitivity in our end-markets;
●	Cost and increasing regulation of promotional and advertising activities;
●	Cost of complying with regulation, including the “deeming regulation”;
●	Increasing and unpredictable regulation of NewGen products;
●	Counterfeit and other illegal products in our end-markets;
●	Currency fluctuations;
●	Our ability to identify attractive acquisition opportunities; and
●	Our ability to successfully integrate acquisitions.

Recent Developments

Non-Tobacco Nicotine Included Under Jurisdiction of FDA’s Center for Tobacco Products

New legislation enacted on March 15, 2022, provides authority for the FDA to regulate tobacco products containing nicotine from any source (“NTN Products”). This law took effect April 14, 2022, and requires NTN Products to comply with applicable requirements under the Federal Food, Drug, and Cosmetic Act, such as not selling to persons under 21 years of age, not marketing these products as modified risk tobacco products without FDA’s authorization, and not distributing free samples. Additionally, companies with NTN Products in the market between March 15, 2022, and April 14, 2022, were required to file a premarket tobacco application by May 14, 2022. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review. We submitted premarket filings for certain of our NTN Products prior to the May 14, 2022, deadline. While these applications remain under review, we will continue to supplement these filings with additional information to support a finding that the marketing of these products is “appropriate for the protection of public health.”

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022, to the Three Months Ended June 30, 2021

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$46,226	$47,202	-2.1%
Stoker's products	33,588	33,369	0.7%
NewGen products	23,111	42,072	-45.1%
Total net sales	102,925	122,643	-16.1%
Cost of sales	51,456	62,670	-17.9%
Gross profit
Zig-Zag products	26,430	27,743	-4.7%
Stoker's products	18,079	18,146	-0.4%
NewGen products	6,960	14,084	-50.6%
Total gross profit	51,469	59,973	-14.2%

Selling, general, and administrative expenses	33,323	35,094	-5.0%
Operating income	18,146	24,879	-27.1%
Interest expense, net	5,144	5,522	-6.8%
Investment loss (income)	6,227	(110)	-5760.9%
Income before income taxes	6,775	19,467	-65.2%
Income tax expense	1,569	4,424	-64.5%
Consolidated net income	5,206	15,043	-65.4%
Net loss attributable to non-controlling interest	(218)	(312)	-30.1%
Net income attributable to Turning Point Brands, Inc.	$5,424	$15,355	-64.7%

Net Sales:  For the three months ended June 30, 2022, consolidated net sales decreased to $102.9 million from $122.6 million for the three months ended June 30, 2021, a decrease of $19.7 million or 16.1%. The decrease in net sales was primarily driven by decreased sales volume in the NewGen Products segment.

For the three months ended June 30, 2022, net sales in the Zig-Zag Products segment decreased to $46.2 million from $47.2 million for the three months ended June 30, 2021, a decrease of $1.0 million or 2.1%. For the three months ended June 30, 2022, volume decreased 2.3% and price/mix increased 0.2%. Our U.S. rolling papers business grew double-digits, primarily through our e-commerce channels. However, these increases were offset by declines in the cigar wraps business driven partially by a trade inventory reduction during the current period compared with a trade inventory load in the prior year period.

For the three months ended June 30, 2022, net sales in the Stoker’s Products segment increased to $33.6 million from $33.4 million for the three months ended June 30, 2021, an increase of $0.2 million or 0.7%. For the three months ended June 30, 2022, volume decreased 6.1% and price/mix increased 6.8%. The increase in net sales was driven by mid-single digit growth of Stoker’s® MST.  However, this was offset by a decline in loose-leaf chewing tobacco.

For the three months ended June 30, 2022, net sales in the NewGen products segment decreased to $23.1 million from $42.1 million for the three months ended June 30, 2021, a decrease of $19.0 million or 45.1%. The decrease in net sales was primarily the result of declines in the vape distribution businesses which continues to be impacted by the regulatory environment.

Gross Profit:  For the three months ended June 30, 2022, consolidated gross profit decreased to $51.5 million from $60.0 million for the three months ended June 30, 2021, a decrease of $8.5 million or 14.2%. Gross profit as a percentage of revenue increased to 50.0% for the three months ended June 30, 2022, compared to 48.9% for the three months ended June 30, 2021 driven by mix as the NewGen Products segment which experienced a significant revenue decrease generates lower margins.

For the three months ended June 30, 2022, gross profit in the Zig-Zag Products segment decreased to $26.4 million from $27.7 million for the three months ended June 30, 2021, a decrease of $1.3 million or 4.7%. Gross profit as a percentage of net sales decreased to 57.2% of net sales for the three months ended June 30, 2022, from 58.8% of net sales for the three months ended June 30, 2021, as a result of strong growth in lower gross margin products.

For the three months ended June 30, 2022, gross profit in the Stoker’s Products segment was flat at $18.1 million. Gross profit as a percentage of net sales decreased to 53.8% of net sales for the three months ended June 30, 2022, from 54.4% of net sales for the three months ended June 30, 2021, primarily as a result of an inventory write-down of certain FRE nicotine pouch products due to rationalization of the product line ahead of the regulatory filing deadline for non-tobacco nicotine products in May 2022.

For the three months ended June 30, 2022, gross profit in the NewGen products segment decreased to $7.0 million from $14.1 million for the three months ended June 30, 2021, a decrease of $7.1 million or 50.6%. Gross profit as a percentage of net sales decreased to 30.1% of net sales for the three months ended June 30, 2022, from 33.5% of net sales for the three months ended June 30, 2021, primarily as a result of product mix and the competitive environment.

Selling, General, and Administrative Expenses:  For the three months ended June 30, 2022, selling, general, and administrative expenses decreased to $33.3 million from $35.1 million for the three months ended June 30, 2021, a decrease of $1.8 million or 5.0%. Selling, general and administrative expenses in the three months ended June 30, 2022, included $1.5 million of stock options, restricted stock and incentives expense, $0.4 million of transaction expense, $2.0 million of expense related to PMTA, $0.3 million of expense related to corporate restructuring and $0.9 million of consulting expense related to the scoping of the new ERP and CRM systems. Selling, general and administrative expenses in the three months ended June 30, 2021, included $2.8 million of stock option, restricted stock and incentives expense (including $1.1 million for accelerated vesting of options for a departing executive), $0.7 million of transaction costs and $0.6 million of expense related to PMTA.

Interest Expense, net:  For the three months ended June 30, 2022, interest expense, net decreased to $5.1 million, from $5.5 million for the three months ended June 30, 2021 as a result of the repayment of the Promissory Note and forgiveness of the Unsecured Loan each discussed in Note 11.

Investment Loss (Income):  For the three months ended June 30, 2022, investment loss increased to $6.2 million, compared to $0.1 million of investment income for the three months ended June 30, 2021, primarily as a result of the $6.3 million impairment of our investment in dosist.  See Note 9 Other Assets in the Consolidated Financial Statements for information on the dosist impairment.

Income Tax Expense:  Our income tax expense of $1.6 million was 23.2% of income before income taxes for the three months ended June 30, 2022 and included a discrete tax benefit of $0.3 million relating to stock option exercises. Our effective income tax rate was 22.7% for the three months ended June 30, 2021 and included a discrete tax benefit $2.0 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.2 million for the three months ended June 30, 2022 compared to $0.3 million for the three months ended June 30, 2021.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended June 30, 2022 and 2021, was $5.4 million and $15.4 million, respectively.

Comparison of the Six Months Ended June 30, 2022, to the Six Months Ended June 30, 2021

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$91,898	$88,206	4.2%
Stoker's products	65,291	62,624	4.3%
NewGen products	46,630	79,454	-41.3%
Total net sales	203,819	230,284	-11.5%
Cost of sales	100,556	117,050	-14.1%
Gross profit
Zig-Zag products	52,773	52,639	0.3%
Stoker's products	35,765	34,038	5.1%
NewGen products	14,725	26,557	-44.6%
Total gross profit	103,263	113,234	-8.8%

Selling, general, and administrative expenses	65,888	64,006	2.9%
Operating income	37,375	49,228	-24.1%
Interest expense, net	10,340	10,009	3.3%
Investment loss (income)	6,149	(135)	-4654.8%
Loss on extinguishment of debt	-	5,706	-100.0%
Income before income taxes	20,886	33,648	-37.9%
Income tax expense	4,909	7,078	-30.6%
Consolidated net income	15,977	26,570	-39.9%
Net loss attributable to non-controlling interest	(445)	(567)	-21.5%
Net income attributable to Turning Point Brands, Inc.	$16,422	$27,137	-39.5%

Net Sales:  For the six months ended June 30, 2022, consolidated net sales decreased to $203.8 million from $230.3 million for the six months ended June 30, 2021, a decrease of $26.5 million or 11.5%. The decrease in net sales was driven by decreased sales volume in the NewGen Products segment.

For the six months ended June 30, 2022, net sales in the Zig-Zag Products segment increased to $91.9 million from $88.2 million for the six months ended June 30, 2021, an increase of $3.7 million or 4.2%. For the six months ended June 30, 2022, volume increased 1.9% and price/mix increased 2.2%. The increase in net sales was driven by double-digit growth in U.S. rolling papers primarily through our e-commerce channels.

For the six months ended June 30, 2022, net sales in the Stoker’s Products segment increased to $65.3 million from $62.6 million for the six months ended June 30, 2021, an increase of $2.7 million or 4.3%. For the six months ended June 30, 2022, volume decreased 3.2% and price/mix increased 7.5%. The increase in net sales was driven by high-single digit growth of Stoker’s® MST.

For the six months ended June 30, 2022, net sales in the NewGen products segment decreased to $46.6 million from $79.5 million for the six months ended June 30, 2021, a decrease of $32.8 million or 41.3%. The decrease in net sales was primarily the result of declines in the vape distribution businesses which continue to be impacted by the regulatory environment.

Gross Profit:  For the six months ended June 30, 2022, consolidated gross profit decreased to $103.3 million from $113.2 million for the six months ended June 30, 2021, a decrease of $10.0 million or 8.8%. Gross profit as a percentage of revenue increased to 50.7% for the six months ended June 30, 2022, compared to 49.2% for the six months ended June 30, 2021 driven by increased margin in the Stoker’s Products segment and mix as the NewGen Products segment generates lower margins.

For the six months ended June 30, 2022, gross profit in the Zig-Zag Products segment increased to $52.8 million from $52.6 million for the six months ended June 30, 2021, an increase of $0.1 million or 0.3%. Gross profit as a percentage of net sales decreased to 57.4% of net sales for the six months ended June 30, 2022, from 59.7% of net sales for the six months ended June 30, 2021, as a result of strong growth in lower gross margin products.

For the six months ended June 30, 2022, gross profit in the Stoker’s Products segment increased to $35.8 million from $34.0 million for the six months ended June 30, 2022, an increase of $1.7 million or 5.1%. Gross profit as a percentage of net sales increased to 54.8% of net sales for the six months ended June 30, 2022, from 54.4% of net sales for the six months ended June 30, 2021, primarily as a result of incremental margin contribution of MST.

For the six months ended June 30, 2022, gross profit in the NewGen products segment decreased to $14.7 million from $26.6 million for the six months ended June 30, 2021, a decrease of $11.8 million or 44.6%. Gross profit as a percentage of net sales decreased to 31.6% of net sales for the six months ended June 30, 2022, from 33.4% of net sales for the six months ended June 30, 2021, as a result of product mix and the competitive environment.

Selling, General, and Administrative Expenses:  For the six months ended June 30, 2022, selling, general, and administrative expenses increased to $65.9 million from $64.0 million for the six months ended June 30, 2021, an increase of $1.9 million or 2.9%. Selling, general and administrative expenses for the six months ended June 30, 2022, included $2.7 million of stock options, restricted stock and incentives expense, $0.8 million of transaction expense, $3.1 million of expense related to PMTA, $1.6 million of expense related to corporate restructuring and $1.2 million of consulting expense related to the scoping of the new ERP and CRM systems. Selling, general and administrative expenses in the six months ended June 30, 2021, included $4.3 million of stock option, restricted stock and incentives expense (including $1.1 million for accelerated vesting of options for a departing executive), $1.3 million of transaction costs and $0.9 million of expense related to PMTA.

Interest Expense, net:  For the six months ended June 30, 2022, interest expense, net increased to $10.3 million, from $10.0 million for the six months ended June 30, 2021 as a result of the increase in the Company’s outstanding debt in February 2021.

Investment Loss (Income):  For the six months ended June 30, 2022, investment income increased to $6.1 million, compared to $0.1 million of investment income for the six months ended June 30, 2021, primarily as a result of $6.3 million impairment of our investment in dosist.  See Note 9 Other Assets in the Consolidated Financial Statements for information on the dosist impairment.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the six months ended June 30, 2022 compared to $5.7 million for the six months ended June 30, 2021 related to the repayment of the 2018 First Lien Credit Facility.

Income Tax Expense:  Our income tax expense of $4.9 million was 23.5% of income before income taxes for the six months ended June 30, 2022 and included a discrete tax benefit of $0.7 million relating to stock option exercises. Our effective income tax rate was 21.0% for the six months ended June 30, 2021 and included a discrete tax benefit $5.2 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.4 million for the six months ended June 30, 2022 compared to $0.6 million for the six months ended June 30, 2021.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the six months ended June 30, 2022 and 2021, was $16.4 million and $27.1 million, respectively.

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

(in thousands)	Three Months Ended June 30,
	2022	2021
Net income attributable to Turning Point Brands, Inc.	$5,424	$15,355
Add:
Interest expense, net	5,144	5,522
Income tax expense	1,569	4,424
Depreciation expense	879	758
Amortization expense	456	479
EBITDA	$13,472	$26,538
Components of Adjusted EBITDA
Corporate restructuring (a)	270	-
ERP/CRM (b)	861	-
Stock options, restricted stock, and incentives expense (c)	1,502	2,764
Transactional expenses (d)	364	702
FDA PMTA (e)	1,957	-
Non-cash asset impairment (f)	6,300	-
Adjusted EBITDA	$24,726	$30,004

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost associated with scoping new ERP and CRM systems.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application ("PMTA").
(f)	Represents impairment of investment in dosist.

(in thousands)	Six Months Ended June 30,
	2022	2021
Net income attributable to Turning Point Brands, Inc.	$16,422	$27,137
Add:
Interest expense, net	10,340	10,009
Loss on extinguishment of debt	-	5,706
Income tax expense	4,909	7,078
Depreciation expense	1,750	1,546
Amortization expense	919	954
EBITDA	$34,340	$52,430
Components of Adjusted EBITDA
Corporate restructuring (a)	1,602	-
ERP/CRM (b)	1,191	-
Stock options, restricted stock, and incentives expense (c)	2,661	4,263
Transactional expenses (d)	789	1,309
FDA PMTA (e)	3,096	-
Non-cash asset impairment (f)	6,300	-
Adjusted EBITDA	$49,979	$58,002

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost associated with scoping new ERP and CRM systems.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application ("PMTA").
(f)	Represents impairment of investment in dosist.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash on hand, cash flows from operations and borrowing availability under our 2021 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. As of June 30, 2022, we had $107.4 million of cash on hand and have $21.4 million of availability under the 2021 Revolving Credit Facility.

Our working capital, which we define as current assets less cash and current liabilities, increased $22.1 million to $102.6 million at June 30, 2022, compared with $80.5 million at December 31, 2021 primarily due to increase in inventory as a result of our annual tobacco purchase.

	As of
(in thousands)	June 30,	December 31,
	2022	2021

Current assets	$151,659	$120,849
Current liabilities	49,034	40,336
Working capital	$102,625	$80,513

Cash Flows from Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities was $7.1 million compared to net cash provided by operating activities of $37.4 million for the six months ended June 30, 2021, a decrease of $30.3 million, primarily due to lower net income due to decreased sales combined with the timing of changes to working capital, primarily as a result of annual tobacco inventory purchase.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $15.7 million compared to net cash used in investing activities of $34.4 million for the six months ended June 30, 2021, a decrease of $18.7 million, primarily due to the lower purchases of investments in our MSA escrow account as well as no acquisitions or investments made in the current year period.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $22.5 million compared to net cash provided by financing activities of $92.2 million for the six months ended June 30, 2021, a decrease of $114.7 million, primarily due to the increase in repurchases of common stock during 2022 compared to net proceeds received from the Senior Secured Notes partially offset by the repayment in full of the 2018 First Lien Term Loan in the first quarter of 2021.

Dividends and Share Repurchase

The most recent dividend of $0.06 per common share was paid on July 8, 2022, to shareholders of record at the close of business on June 17, 2022.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million. On February 24, 2022, the Board increased the approve share repurchase program by $24.6 million. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended June 30, 2022, was 301,662 shares for a total cost of $8.8 million and an average price per share of $29.16. $37.0 million remains available for share repurchases under the program at June 30, 2022.

Long-Term Debt

As of June 30, 2022, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides outstanding balances of our debt instruments.

	June 30, 2022	December 31, 2021
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	172,500	172,500
Gross notes payable and long-term debt	422,500	422,500
Less deferred finance charges	(7,090)	(8,328)
Notes payable and long-term debt	$415,410	$414,172

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. We were in compliance with all covenants as of June 30, 2022.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Agreement provides for customary events of default. We were in compliance with all covenants as of June 30, 2022.

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

The Convertible Senior Notes are convertible into approximately 3,211,484 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.617 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.71 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the us in excess of pre-determined thresholds of $0.04 per share. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2022.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.71 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

Off-balance Sheet Arrangements

During the three months ended June 30, 2022, the Company did not execute any forward contracts. We had no forward contracts at June 30, 2022. During 2021, we did not execute any forward contracts. We had no forward contracts at December 31, 2021.  The Company had no interest rate swap contracts at June 30, 2022. The Company terminated its interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under to the 2018 First Lien Credit Facility in the first quarter of 2021 in the amount of $3.6 million, and the transaction resulted in a $5.7 million loss recorded in the loss on extinguishment of debt. See Note 11, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion.

Inflation

Inflation in general and the recent rapid increases in costs of goods and services, such as food and gas prices have had a substantial negative effect on the purchasing power of consumers. While historically, we have been able to pass on most cost increases to our customers, no assurance can be given that we will continue to be able to do so. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2021 Annual Report on Form 10-K, during the six months ended June 30, 2022. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2021 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2021, we issued the Senior Secured Notes in an aggregate principal amount of $250 million. In July 2019, we issued Convertible Senior Notes in an aggregate principal amount of $172.5 million. Since the Senior Secured Notes and Convertible Senior Notes bear interest at a fixed rate, we have no financial risk associated with changes in interest rates. However, the fair value of the Convertible Senior Notes changes when the market price of our stock fluctuates, or interest rates change. Our remaining debt instruments bear interest at fixed rates and are not subject to interest rate volatility.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2022. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to the material weakness in internal controls over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table includes information regarding purchases of our common stock made by us during the quarter ended June 30, 2022 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	74,071	$31.88	74,071	$43,439,027
May 1 to May 31	90,721	$29.05	83,002	$41,045,250
June 1 to June 30	144,589	$27.95	144,589	$37,003,987
Total	309,381		301,662

(1) The total number of shares purchased includes (a) shares purchased under the February 2020 share repurchase program (which totaled 74,071 shares in April, 83,002 in May and 144,589 shares in June) and (b) shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 7,719 shares in May). Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on July 27, 2022, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: July 27, 2022