Form 10-Q
period 2022-09-30
Turning Point Brands, Inc.
filed 2022-10-26
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

At October 21, 2022, there were 17,563,978 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
	(unaudited)
	September 30,	December 31,
ASSETS	2022	2021
Current assets:
Cash	$105,672	$128,320
Accounts receivable, net of allowances of $107 in 2022 and $262 in 2021	11,453	6,496
Inventories	113,928	87,607
Other current assets	24,729	26,746
Total current assets	255,782	249,169
Property, plant, and equipment, net	22,512	18,650
Deferred income taxes	2,795	1,363
Right of use assets	13,185	15,053
Deferred financing costs, net	309	388
Goodwill	162,120	162,333
Other intangible assets, net	86,112	87,485
Master Settlement Agreement (MSA) escrow deposits	27,845	31,720
Other assets	29,129	35,399
Total assets	$599,789	$601,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,247	$7,361
Accrued liabilities	32,613	32,937
Other current liabilities	21	38
Total current liabilities	41,881	40,336
Notes payable and long-term debt	416,029	414,172
Lease liabilities	11,299	13,336
Total liabilities	469,209	467,844

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,801,623 issued shares and 17,587,122 outstanding shares at September 30, 2022, and 19,690,884 issued shares and 18,395,476 outstanding shares at December 31, 2021	198	197
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	112,034	108,811
Cost of repurchased common stock (2,214,501 shares at September 30, 2022, and 1,295,408 shares at December 31, 2021)	(75,901)	(48,869)
Accumulated other comprehensive loss	(3,424)	(195)
Accumulated earnings	96,088	71,460
Non-controlling interest	1,585	2,312
Total stockholders’ equity	130,580	133,716
Total liabilities and stockholders’ equity	$599,789	$601,560

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Three Months Ended September 30,
	2022	2021

Net sales	$107,802	$109,904
Cost of sales	55,090	55,635
Gross profit	52,712	54,269
Selling, general, and administrative expenses	32,891	31,894
Operating income	19,821	22,375
Interest expense, net	4,802	5,397
Investment income	(75)	(157)
Gain on extinguishment of debt	-	(375)
Income before income taxes	15,094	17,510
Income tax expense	3,797	4,073
Consolidated net income	11,297	13,437
Net loss attributable to non-controlling interest	(239)	(31)
Net income attributable to Turning Point Brands, Inc.	$11,536	$13,468

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.65	$0.71
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.60	$0.65
Weighted average common shares outstanding:
Basic	17,749,294	18,897,974
Diluted	21,102,006	22,364,807

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Nine Months Ended September 30,
	2022	2021

Net sales	$311,621	$340,188
Cost of sales	155,646	172,685
Gross profit	155,975	167,503
Selling, general, and administrative expenses	98,779	95,900
Operating income	57,196	71,603
Interest expense, net	15,142	15,406
Investment loss (income)	6,074	(292)
Loss on extinguishment of debt	-	5,331
Income before income taxes	35,980	51,158
Income tax expense	8,706	11,151
Consolidated net income	27,274	40,007
Net loss attributable to non-controlling interest	(684)	(598)
Net income attributable to Turning Point Brands, Inc.	$27,958	$40,605

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.55	$2.14
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.45	$1.95
Weighted average common shares outstanding:
Basic	18,021,554	18,988,435
Diluted	21,401,485	22,464,542

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended September 30,
	2022	2021
Consolidated net income	$11,297	$13,437

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $333 in 2022 and $14 in 2021	(1,046)	(43)
Foreign currency translation, net of tax of $0 in 2022 and 2021	(160)	(637)
Unrealized (loss) gain on derivative instruments, net of tax of $67 in 2022 and $1 in 2021	(210)	3
	(1,416)	(677)
Consolidated comprehensive income	9,881	12,760
Comprehensive loss attributable to non-controlling interest	(295)	(306)
Comprehensive income attributable to Turning Point Brands, Inc.	$10,176	$13,066

	Nine Months Ended September 30,
	2022	2021
Consolidated net income	$27,274	$40,007

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $934 in 2022 and $75 in 2021	(2,940)	(235)
Foreign currency translation, net of tax of $0 in 2022 and 2021	(122)	324
Unrealized (loss) gain on derivative instruments, net of tax of $67 in 2022 and $811 in 2021	(210)	2,628
	(3,272)	2,717
Consolidated comprehensive income	24,002	42,724
Comprehensive loss attributable to non-controlling interest	(727)	(393)
Comprehensive income attributable to Turning Point Brands, Inc.	$24,729	$43,117

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$27,274	$40,007
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	5,331
Gain on sale of property, plant, and equipment	(8)	(2)
Depreciation expense	2,611	2,313
Amortization of other intangible assets	1,373	1,431
Amortization of deferred financing costs	1,936	1,895
Deferred income tax (benefit) expense	(431)	1,528
Stock compensation expense	4,103	6,015
Noncash lease income	-	(49)
Loss (gain) on investments	6,244	(144)
Changes in operating assets and liabilities:
Accounts receivable	(5,030)	1,324
Inventories	(26,467)	(10,970)
Other current assets	1,891	(491)
Other assets	1,211	685
Accounts payable	2,074	3,488
Accrued liabilities and other	(392)	(2,796)
Net cash provided by operating activities	$16,389	$49,565

Cash flows from investing activities:
Capital expenditures	$(6,662)	$(4,391)
Acquisitions, net of cash acquired	-	(16,416)
Payments for investments	(1,000)	(16,657)
Restricted cash, MSA escrow deposits	(10,169)	(14,783)
Proceeds on the sale of property, plant and equipment	63	2
Net cash used in investing activities	$(17,768)	$(52,245)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	$-	$250,000
Payments of 2018 first lien term loan	-	(130,000)
Settlement of interest rate swaps	-	(3,573)
Payment of promissory note	-	(9,625)
Payment of dividends	(3,259)	(3,056)
Payments of financing costs	-	(6,921)
Exercise of options	504	2,071
Redemption of options	(155)	(2,111)
Redemption of stock units	(1,228)	-
Common stock repurchased	(27,032)	(20,481)
Net cash (used in) provided by financing activities	$(31,170)	$76,304

Net (decrease) increase in cash	$(32,549)	$73,624
Effect of foreign currency translation on cash	$(324)	$235

Cash, beginning of period:
Unrestricted	128,320	41,765
Restricted	15,155	35,074
Total cash at beginning of period	143,475	76,839

Cash, end of period:
Unrestricted	105,672	130,551
Restricted	4,930	20,147
Total cash at end of period	$110,602	$150,698

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$57	$-

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,089	$1,255
Accrued consideration for acquisition	$-	$316

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2022 and 2021
(dollars in thousands except share data)
(unaudited)
					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total

Beginning balance July 1, 2022	17,890,441	$198	$110,563	$(68,287)	$(2,064)	$85,641	$1,880	$127,931

Unrealized loss on MSA investments, net of tax of $333	-	-	-	-	(1,046)	-	-	(1,046)
Unrealized loss on derivative instruments, net of tax of $67	-	-	-	-	(210)	-	-	(210)
Foreign currency translation, net of tax of $0	-	-	-	-	(104)	-	(56)	(160)
Stock compensation expense	-	-	1,442	-	-	-	-	1,442
Exercise of options	3,053	-	29	-	-	-	-	29
Redemption of options	-	-	-	-	-	-	-	-
Performance restricted stock units issuance	835	-	-	-	-	-	-	-
Cost of repurchased common stock	(307,207)	-	-	(7,614)	-	-	-	(7,614)
Dividends	-	-	-	-	-	(1,089)	-	(1,089)
Net income	-	-	-	-	-	11,536	(239)	11,297
Ending balance September 30, 2022	17,587,122	$198	$112,034	$(75,901)	$(3,424)	$96,088	$1,585	$130,580

Beginning balance July 1, 2021	18,923,523	$196	$105,460	$(24,277)	$279	$48,647	$3,963	$134,268

Unrealized gain on MSA investments, net of tax of $14	-	-	-	-	(43)	-	-	(43)
Unrealized gain on derivative instruments, net of tax of $1	-	-	-	-	3	-	-	3
Foreign currency translation, net of tax of $0	-	-	-	-	(362)	-	(275)	(637)
Stock compensation expense	-	-	1,752	-	-	-	-	1,752
Exercise of options	74,660	1	1,184	-	-	-	-	1,185
Cost of repurchased common stock	(125,000)	-	-	(6,395)	-	-	-	(6,395)
Acquisition of Recreation Marketing interest	-	-	(1,127)	-	-	-	(1,123)	(2,250)
Dividends	-	-	-	-	-	(1,063)	-	(1,063)
Net income	-	-	-	-	-	13,468	(31)	13,437
Ending balance September 30, 2021	18,873,183	$197	$107,269	$(30,672)	$(123)	$61,052	$2,534	$140,257

 The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2022 and 2021
(dollars in thousands except share data)
(unaudited)
					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total

Beginning balance January 1, 2022	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $934	-	-	-	-	(2,940)	-	-	(2,940)
Unrealized loss on derivative instruments, net of tax of $67	-	-	-	-	(210)	-	-	(210)
Foreign currency translation, net of tax of $0	-	-	-	-	(79)	-	(43)	(122)
Stock compensation expense	-	-	4,103	-	-	-	-	4,103
Exercise of options	35,394	-	504	-	-	-	-	504
Redemption of options	-	-	(155)	-	-	-	-	(155)
Issuance of performance restricted stock units	75,345	1	(1)	-	-	-	-	-
Redemption of performance restricted stock units	-	-	(1,141)	-	-	-	-	(1,141)
Redemption of restricted stock units	-	-	(87)	-	-	-	-	(87)
Cost of repurchased common stock	(919,093)	-	-	(27,032)	-	-	-	(27,032)
Dividends	-	-	-	-	-	(3,330)	-	(3,330)
Net income	-	-	-	-	-	27,958	(684)	27,274
Ending balance September 30, 2022	17,587,122	$198	$112,034	$(75,901)	$(3,424)	$96,088	$1,585	$130,580

Beginning balance January 1, 2021	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	$117,487

Unrealized loss on MSA investments, net of tax of $75	-	-	-	-	(235)	-	-	(235)
Unrealized gain on derivative instruments, net of tax of $811	-	-	-	-	2,628	-	-	2,628
Foreign currency translation, net of tax of $0	-	-	-	-	119	-	205	324
Stock compensation expense	-	-	6,015	-	-	-	-	6,015
Exercise of options	158,420	2	2,069	-	-	-	-	2,071
Redemption of options	-	-	(2,111)	-	-	-	-	(2,111)
Cost of repurchased common stock	(419,031)	-	-	(20,481)	-	-	-	(20,481)
Acquisition of Recreation Marketing interest	-	-	(1,127)	-	-	-	(1,123)	(2,250)
Dividends	-	-	-	-	-	(3,198)	-	(3,198)
Net income	-	-	-	-	-	40,605	(598)	40,007
Ending balance September 30, 2021	18,873,183	$197	$107,269	$(30,672)	$(123)	$61,052	$2,534	$140,257

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

A further requirement of ASC 606 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 17 “Segment Information”. An additional disaggregation of contract revenue by sales channel can be also found within Note 17 “Segment Information.”

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.8 million and $7.1 million for the three months ending September 30, 2022 and 2021, respectively. Shipping costs incurred were approximately $17.9 million and $21.1 million for the nine months ending September 30, 2022 and 2021, respectively.

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

Derivative Instruments

Foreign Currency Forward Contracts: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s foreign currency hedging policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are transferred from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

The tobacco industry has experienced, and is experiencing, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Typically, such claims assert that use of smokeless products is addictive and causes oral cancer. Additionally, several lawsuits have been brought against manufacturers and distributors of NewGen products due to malfunctioning devices, batteries, or marketing practices. There can be no assurance the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of September 30, 2022, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $27.8 million. At December 31, 2021, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.7 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of September 30, 2022				As of December 31, 2021
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,928	$-	$-	$1,928	$12,155	$-	$-	$12,155
U.S. Governmental agency obligations (unrealized position < 12 months)	15,712	-	(1,898)	13,814	19,918	4	(357)	19,565
U.S. Governmental agency obligations (unrealized position > 12 months)	14,433	-	(2,330)	12,103	-	-	-	-
	$32,073	$-	$(4,228)	$27,845	$32,073	$4	$(357)	$31,720

As of
September 30, 2022
Less than one year	$-
One to five years	7,443
Five to ten years	20,747
Greater than ten years	1,955
Total	$30,145

The following table shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	September 30, 2022	December 31, 2021
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

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

Subsequently, on April 14, 2022, FDA Center for Tobacco Products also obtained jurisdiction over non-tobacco nicotine products (“NTN Products”), including synthetic nicotine. That law subjects NTN Products to the same requirements as tobacco-derived products, including not selling these products to persons under 21 years of age, not marketing these products as modified risk tobacco products without authorization, and not distributing free samples of these products. Additionally, NTN Products became subject to premarket filing requirements. Under the new law, manufacturers were required to file a PMTA by May 14, 2022, in order to continue selling products currently on the market. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review.

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

In addition, we currently distribute many third-party manufactured vapor products for which we are completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurance that these third-party products will receive a marketing order or otherwise remain in compliance with relevant legal requirements. While we will take measures to pursue regulatory compliance for our own privately-branded or proprietary products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by us, which could adversely affect our results of operations and liquidity. For a period of time after the filing deadline, we expect there to be a lack of enforcement, which may adversely affect our ability to compete in the marketplace against those who continue to sell unauthorized products.

On May 4, 2022, the FDA proposed two tobacco product standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor in cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. We carry certain products that may be subject of the characterizing flavor ban in cigars, should it be finalized in its proposed form. On June 21, 2022, FDA also issued a proposed product standard related to restricting the level of nicotine in traditional cigarettes. These product standards are required to go through the formal rulemaking process, during which we were able to provide comments with regard to the impact such standards would have on our products. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

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

Foreign Currency

The Company’s foreign currency hedging policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging of up to 100% of anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During the third quarter of 2022, the Company executed various option contracts, which met hedge accounting requirements for the purchase of €18.5 million with maturity dates ranging from August 2022 to March 2023. At September 30, 2022, the Company had option contracts for the purchase of €15.2 million outstanding. The foreign currency contracts’ fair value at September 30, 2022, resulted in an asset of $0.2 million which is included in Other current assets and a liability of $0.5 million included in Accrued liabilities. At December 31, 2021, the Company had no foreign currency contracts outstanding.

Interest Rate Swaps

The Company’s interest rate hedging policy is to manage interest rate risk relating to the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fixed LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value was recorded to other comprehensive income. The Company used the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The Company terminated the interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under the 2018 First Lien Credit Facility (as defined below) in the first quarter of 2021 with the early termination payment made by the Company in the amount of $3.6 million which was reclassified out of accumulated other comprehensive loss into loss on extinguishment of debt.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined in Note 11, “Notes Payable and Long-Term Debt) bear interest at a rate of 5.625% per year. As of September 30, 2022, the fair value of the Senior Secured Notes approximated $220.8 million, with a carrying value of $250 million. As of December 31, 2021, the fair value of the Senior Secured Notes approximated their carrying value of $250 million due to the recency of the notes’ issuance, related to December 31, 2021.

The Convertible Senior Notes (as defined in Note 11, “Notes Payable and Long-Term Debt) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $144.2 million, with a carrying value of $172.5 million as of September 30, 2022. As of December 31, 2021, the fair value of the Convertible Senior Notes approximated $159.8 million, with a carrying value of $172.5 million.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 6. Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2022	2021
Raw materials and work in process	$7,041	$6,936
Leaf tobacco	46,231	35,900
Finished goods - Zig-Zag Products	39,926	25,663
Finished goods - Stoker’s Products	10,818	8,959
Finished goods - NewGen products	8,447	8,591
Other	1,465	1,558
Inventories	$113,928	$87,607

The inventory valuation allowance was $3.7 million and $7.7 million as of September 30, 2022, and December 31, 2021, respectively.

Note 7. Other Current Assets

Other current assets consist of:

	September 30,	December 31,
	2022	2021
Inventory deposits	$2,823	$12,091
Insurance deposit	3,000	3,000
Prepaid taxes	783	-
Other	18,123	11,655
Total	$24,729	$26,746

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	September 30,	December 31,
	2022	2021
Land	$22	$22
Buildings and improvements	3,096	3,096
Leasehold improvements	5,394	5,374
Machinery and equipment	24,821	19,591
Furniture and fixtures	9,254	9,402
Gross property, plant and equipment	42,587	37,485
Accumulated depreciation	(20,075)	(18,835)
Net property, plant and equipment	$22,512	$18,650

Note 9. Other Assets

Other assets consist of:

	September 30,	December 31,
	2022	2021
Equity investments	$19,282	$25,649
Debt security investment	9,240	8,000
Other	607	1,750
Total	$29,129	$35,399

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes.

In the second quarter 2022, based on a contemplated sale of the assets of dosist, the Company deemed its investment was impaired resulting in decreasing of the fair value of the investment to $1.6 million. Fair value was determined using a valuation derived from the contemplated purchase price (Level 3). This resulted in a loss of $6.3 million which is recorded in investment loss for the nine months ended September 30, 2022.

In July, 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal.  The Company invested in the form of a convertible note which includes additional follow-on investment rights. The accrued interest of $0.2 million was rolled into the note in July 2022 resulting in a total investment of $9.2 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The Company’s investment will enable Old Pal to expand product offerings in existing states, which include California, Nevada, Michigan, Oklahoma, Ohio, Washington and Massachusetts, and will help create the infrastructure necessary to support continued territory and product expansion. The convertible note bears an interest rate of 3.0% per year with an original maturity of July 31, 2026, which was extended to July 21, 2027 when the Company made its additional investment in Old Pal in July 2022. Interest and principal are payable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on sales levels of Old Pal meeting certain thresholds. The weighted average interest rate was 3% for the nine months ended September 30, 2022. Old Pal has the option to convert the note into shares once sales reach a certain threshold. Additionally, the Company has the right to convert the note into shares of Old Pal at any time. The conditions required to allow Old Pal to convert the note were not met as of September 30, 2022. The Company has classified the debt security with Old Pal as available for sale. The Company records the debt security at fair value and includes unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. The Company reports interest income on available for sale debt securities, in interest expense, net in our Consolidated Statements of Income. The fair value of the debt security approximated its carrying value of $9.2 million at September 30, 2022 and $8.0 million at December 31, 2021, due to the recency of the debt security’s purchase and the additional funding in the current period, related to each such date. The Company has recorded accrued interest receivable of $0.1 million and $0.1 million at September 30, 2022 and December 31, 2021, respectively, in other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products.

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	September 30,	December 31,
	2022	2021
Accrued payroll and related items	$7,771	$6,974
Customer returns and allowances	7,108	6,497
Taxes payable	2,984	2,053
Lease liabilities	3,130	2,976
Accrued interest	2,682	7,318
Other	8,938	7,119
Total	$32,613	$32,937

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	September 30,	December 31,
	2022	2021
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	172,500	172,500
Gross notes payable and long-term debt	422,500	422,500
Less deferred finance charges	(6,471)	(8,328)
Notes payable and long-term debt	$416,029	$414,172

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. The Company was in compliance with all covenants as of September 30, 2022.

The Company incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, the Company also entered into a new $25 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The 2021 Revolving Credit Facility provides for a revolving line of credit of up to $25.0 million. Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). The Company has not drawn any borrowings under the 2021 Revolving Credit Facility but does have letters of credit of approximately $3.6 million outstanding under the facility as of September 30, 2022. The 2021 Revolving Credit Facility will mature on August 11, 2025, if none of the Company’s Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5.0 million) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Agreement provides for customary events of default. The Company was in compliance with all covenants as of September 30, 2022.

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

The Convertible Senior Notes are convertible into approximately 3,213,589 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.630 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.68 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2022.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.68 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

The components of lease expense consisted of the following:

	Three Months Ended September 30,
	2022	2021
Operating lease cost
Cost of sales	$240	$225
Selling, general and administrative	680	771
Variable lease cost (1)	235	214
Short-term lease cost	6	13
Total	$1,161	$1,223

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Nine Months Ended September 30,
	2022	2021
Operating lease cost
Cost of sales	$700	$682
Selling, general and administrative	2,053	2,285
Variable lease cost (1)	558	954
Short-term lease cost	31	35
Sublease income	-	(60)
Total	$3,342	$3,896

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	September 30,	December 31,
	2022	2021
Assets:
Right of use assets	$13,185	$15,053
Total lease assets	$13,185	$15,053

Liabilities:
Current lease liabilities (2)	$3,130	$2,976
Long-term lease liabilities	11,299	13,336
Total lease liabilities	$14,429	$16,312

(2)	Reported within accrued liabilities on the balance sheet.

	As of September 30,
	2022	2021
Weighted-average remaining lease term - operating leases	6.2 years	6.8 years
Weighted-average discount rate - operating leases	4.86%	4.93%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit interest rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

As of September 30, 2022, maturities of lease liabilities consisted of the following:

September 30,
2022
2022	$941
2023	3,685
2024	2,551
2025	2,234
2026	2,133
Years thereafter	5,344
Total lease payments	$16,888
Less: Imputed interest	2,459
Present value of lease liabilities	$14,429

Note 13. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2022, was 25.2% and 24.2%, respectively, which includes a discrete tax deduction of $0.0 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, relating to stock option exercises. The Company’s effective income tax rate for the three and nine months ended September 30, 2021, was 23.3% and 21.8%, respectively, which includes a discrete tax deduction of $1.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively, relating to stock option exercises.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that the Company did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2019.

Note 14. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2022, net of forfeitures, there were 103,282 Restricted Stock Units (“RSUs”), 106,912 options and 11,936 Performance-Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 1,167,922 shares available for grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2020	711,060	$19.58	$6.42

Granted	119,500	50.93	13.58
Exercised	(202,768)	10.22	6.35
Forfeited	(7,957)	33.22	9.63
Outstanding, December 31, 2021	619,835	28.51	8.70

Granted	114,827	30.58	10.34
Exercised	(40,331)	12.49	4.08
Forfeited	(10,779)	32.20	9.25
Outstanding, September 30, 2022	683,552	$29.74	$9.24

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021, was $0.7 million, and $7.9 million, respectively.

At September 30, 2022, under the 2006 Plan, the exercise price for the 74,379 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 1.71 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At September 30, 2022, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	October 24,	March 18,	February 18,	May 3,
	2017	2017	2018	2019	2019	2020	2021	2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at September 30, 2022	20,000	44,983	58,067	141,784	25,000	93,248	93,516	12,000
Number exercisable at September 30, 2022	20,000	44,983	58,067	141,784	25,000	61,081	39,165	4,080
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	4.37	4.63	5.44	6.47	7.07	7.47	8.39	8.59
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,
	2021	2022	2022
Number of options granted	7,500	100,000	14,827
Options outstanding at September 30, 2022	7,500	98,248	14,827
Number exercisable at September 30, 2022	2,550	-	-
Exercise price	$45.05	$30.46	$31.39
Remaining lives	8.63	9.46	9.59
Risk free interest rate	0.84%	2.10%	2.92%
Expected volatility	31.50%	35.33%	35.33%
Expected life	6.000	6.000	6.000
Dividend yield	0.63%	1.01%	0.98%
Fair value at grant date	$13.23	$10.23	$11.07

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded compensation expense related to the options of approximately $0.8 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. Total unrecognized compensation expense related to options at September 30, 2022, is $1.0 million, which will be expensed over 1.98 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of September 30, 2022, there are 472,701 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of September 30, 2022.

	March 7,	March 20,	July 19,	March 18,	December 28,	February 18,	March 14,
	2018	2019	2019	2020	2020	2021	2022
Number of PRSUs granted	96,000	92,500	88,582	94,000	88,169	100,000	49,996
PRSUs outstanding at September 30, 2022	89,600	77,380	21,342	85,810	58,779	91,190	48,600
Fair value as of grant date	$21.21	$47.58	$52.15	$14.85	$46.42	$51.75	$30.46
Remaining lives	0.25	1.25	0.25	2.24	1.25	3.25	4.25

The Company recorded compensation expense related to the PRSUs of approximately $0.8 million and $1.3 million in the consolidated statements of income for the three months ended September 30, 2022 and 2021, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $2.4 million and $3.9 million in the consolidated statements of income for the nine months ended September 30, 2022 and 2021, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at September 30, 2022, is $4.7 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 93,249 RSUs which vest over one to five years. The following table outlines the RSUs granted and outstanding as of September 30, 2022.

	March 14,	March 14,	April 29,	April 29,
	2022	2022	2022	2022
Number of RSUs granted	50,004	28,726	11,393	4,522
RSUs outstanding at September 30, 2022	48,608	28,726	11,393	4,522
Fair value as of grant date	$30.46	$30.46	$31.39	$31.39
Remaining lives	4.25	2.25	0.57	4.25

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded compensation expense related to the RSUs of approximately $0.9 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Total unrecognized compensation expense related to RSUs at September 30, 2022, is $2.1 million, which will be expensed over 3.44 years.

Note 15. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of SDI with a TPB subsidiary pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. The complaint purports to assert two derivative counts for breach of fiduciary duty on TPB’s behalf and against the TPB Board of Directors and certain SDI affiliates. The third count purports to assert a direct claim against TPB and its Board of Directors based on allegations that TPB’s Amended and Restated Bylaws are inconsistent with TPB’s certificate of incorporation. On October 26, 2020, the TPB Board of Directors adopted Amendment No. 1 to TPB’s Amended and Restated Bylaws, which amended the challenged section of the bylaws. On June 30, 2021, the court granted in part and denied in part the defendants’ motions to dismiss. Among other things, the court dismissed TPB director H.C. Charles Diao as a defendant in the action and dismissed the third count of the plaintiff’s complaint as moot. The remaining defendants answered the complaint on August 23, 2021 and continue to litigate. The parties plan to mediate the case in late November 2022. While the Company believes it has good and valid defenses to the claims, there can be no assurance that the Company will prevail in this case, and it could have a material adverse effect on the Company’s business and results of operations.

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

Note 16. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2022			2021
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$11,536			$13,468

Denominator
Weighted average		17,749,294	$0.65		18,897,974	$0.71

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$11,536			$13,468
Interest expense related to Convertible Senior Notes, net of tax	1,054			1,054
Diluted net income attributable to Turning Point Brands. Inc.	$12,590			$14,522

Denominator
Basic weighted average		17,749,294			18,897,974
Convertible Senior Notes		3,213,589			3,207,293
Stock options		139,123			259,540
		21,102,006	$0.60		22,364,807	$0.65

	Nine Months Ended September 30,
	2022			2021
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$27,958			$40,605

Denominator
Weighted average		18,021,554	$1.55		18,988,435	$2.14

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$27,958			$40,605
Interest expense related to Convertible Senior Notes	3,162			3,162
Diluted net income attributable to Turning Point Brands. Inc.	$31,120			$43,767

Denominator
Basic weighted average		18,021,554			18,988,435
Convertible Senior Notes		3,213,589			3,207,293
Stock options		166,342			268,814
		21,401,485	$1.45		22,464,542	$1.95

Note 17. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: (1) Zig-Zag Products; (2) Stoker’s Products; and (3) NewGen Products. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; and (b) finished cigars and MYO cigar wraps. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose leaf chewing tobacco products. The NewGen Products segment (a) markets and distributes liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via VaporBeast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the United States while products in the NewGen Products segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. Corporate unallocated includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries. As a result of a change in the Company’s chief operating decision maker (“CODM”), resulting from the hiring of a new Chief Executive Officer in the first quarter of 2022, certain general and administrative costs previously included to the NewGen Products segment are now included in Corporate unallocated to align with new management and reporting structures in the Company and better reflect how performance is now evaluated and resources are allocated by the CODM. Amounts in the prior year period have not been adjusted. Had such prior period amounts been adjusted, approximately $1.0 million and $3.0 million of costs for the three and nine months ended September 30, 2021 previously reported in the NewGen Products segment would have been reported in Corporate unallocated.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended September 30,
	2022	2021
Net sales
Zig-Zag products	$52,061	$42,234
Stoker’s products	33,525	30,472
NewGen products	22,216	37,198
Total	$107,802	$109,904

Gross profit
Zig-Zag products	$28,035	$23,703
Stoker’s products	18,279	17,104
NewGen products	6,398	13,462
Total	$52,712	$54,269

Operating income (loss)
Zig-Zag products	$18,740	$17,122
Stoker’s products	13,653	13,305
NewGen products	142	2,027
Corporate unallocated (1)(2)	(12,714)	(10,079)
Total	$19,821	$22,375

Interest expense, net	4,802	5,397
Investment income	(75)	(157)
Gain on extinguishment of debt	-	(375)

Income before income taxes	$15,094	$17,510

Capital expenditures
Zig-Zag products	$29	$12
Stoker’s products	940	2,209
NewGen products	-	2
Total	$969	$2,223

Depreciation and amortization
Zig-Zag products	$124	$90
Stoker’s products	738	638
NewGen products	453	516
Total	$1,315	$1,244

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $1.2 million in 2022 and $1.0 million in 2021.

	Nine Months Ended September 30,
	2022	2021
Net sales
Zig-Zag products	$143,959	$130,440
Stoker’s products	98,816	93,096
NewGen products	68,846	116,652
Total	$311,621	$340,188

Gross profit
Zig-Zag products	$80,808	$76,342
Stoker’s products	54,044	51,142
NewGen products	21,123	40,019
Total	$155,975	$167,503

Operating income (loss)
Zig-Zag products	$55,980	$57,897
Stoker’s products	40,536	39,386
NewGen products	1,372	5,690
Corporate unallocated (1)(2)	(40,692)	(31,370)
Total	$57,196	$71,603

Interest expense, net	15,142	15,406
Investment loss (income)	6,074	(292)
Loss on extinguishment of debt	-	5,331

Income before income taxes	$35,980	$51,158

Capital expenditures
Zig-Zag products	$4,588	$110
Stoker’s products	2,074	4,226
NewGen products	-	55
Total	$6,662	$4,391

Depreciation and amortization
Zig-Zag products	$309	$297
Stoker’s products	2,275	1,901
NewGen products	1,400	1,546
Total	$3,984	$3,744

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $4.3 million in 2022 and $1.9 million in 2021.

	September 30,	December 31,
	2022	2021
Assets
Zig-Zag products	$232,677	$227,554
Stoker’s products	181,333	142,334
NewGen products	54,818	72,746
Corporate unallocated (1)	130,961	158,926
Total	$599,789	$601,560

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended
	September 30,
	2022	2021
Business to Business	$18,226	$27,169
Business to Consumer - Online	3,884	9,959
Other	106	70
Total	$22,216	$37,198

	NewGen Segment
	Nine Months Ended
	September 30,
	2022	2021
Business to Business	$55,024	$85,141
Business to Consumer - Online	13,453	31,255
Other	369	256
Total	$68,846	$116,652

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended
	September 30,
	2022	2021
Domestic	$98,173	$102,255
Foreign	9,629	7,649
Total	$107,802	$109,904

	Nine Months Ended
	September 30,
	2022	2021
Domestic	$287,381	$318,166
Foreign	24,240	22,022
Total	$311,621	$340,188

Note 18. Dividends and Share Repurchase

The most recent dividend of $0.06 per common share was paid on October 7, 2022, to shareholders of record at the close of business on September 16, 2022.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million. On February 24, 2022, the Board increased the approved share repurchase program by $24.6 million. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the three months ended September 30, 2022, was 307,207 shares for a total cost of $7.6 million and an average price per share of $24.78. $29.4 million remains available for share repurchases under the program at September 30, 2022. In addition, from time to time, the Company’s Board of Directors may authorize the repurchase of the Company’s debt securities, including the Senior Secured Notes and Convertible Senior Notes.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation;
•	Supply chain challenges and freight costs;
•	Price sensitivity in our end-markets;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including the “deeming regulation”;
•	Increasing and unpredictable regulation of NewGen products;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

Recent Developments

Leadership Transition

In October 2022, Graham A. Purdy, the Company’s former Chief Operating Officer, was appointed as President and Chief Executive Officer of the Company and as a member of the Board upon the resignation of Yavor Efremov as the Company’s president and CEO and a member of the Board of Directors. In connection with Mr. Efremov’s termination of employment he is eligible to receive severance benefits as set forth in his employment agreement. We expect to take a charge of approximately $2.2 million in the fourth quarter 2022 for the severance benefits.

In connection with Mr. Purdy’s appointment and Mr. Efremov’s departure, David Glazek, current non-executive Chair of the Board, will transition to the role of Executive Chair effective January 2023.  Mr. Purdy will be the Company’s principal executive officer.  The Company expects to appoint a lead independent director at the time Mr. Glazek becomes the Company’s Executive Chair.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022, to the Three Months Ended September 30, 2021

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$52,061	$42,234	23.3%
Stoker's products	33,525	30,472	10.0%
NewGen products	22,216	37,198	-40.3%
Total net sales	107,802	109,904	-1.9%
Cost of sales	55,090	55,635	-1.0%
Gross profit
Zig-Zag products	28,035	23,703	18.3%
Stoker's products	18,279	17,104	6.9%
NewGen products	6,398	13,462	-52.5%
Total gross profit	52,712	54,269	-2.9%

Selling, general, and administrative expenses	32,891	31,894	3.1%
Operating income	19,821	22,375	-11.4%
Interest expense, net	4,802	5,397	-11.0%
Investment income	(75)	(157)	-52.2%
Gain on extinguishment of debt	-	(375)	-100.0%
Income before income taxes	15,094	17,510	-13.8%
Income tax expense	3,797	4,073	-6.8%
Consolidated net income	11,297	13,437	-15.9%
Net loss attributable to non-controlling interest	(239)	(31)	671.0%
Net income attributable to Turning Point Brands, Inc.	$11,536	$13,468	-14.3%

Net Sales:  For the three months ended September 30, 2022, consolidated net sales decreased to $107.8 million from $109.9 million for the three months ended September 30, 2021, a decrease of $2.1 million or 1.9%. The decrease in net sales was primarily driven by decreased sales volume in the NewGen Products segment.

For the three months ended September 30, 2022, net sales in the Zig-Zag Products segment increased to $52.1 million from $42.2 million for the three months ended September 30, 2021, an increase of $9.8 million or 23.3%. For the three months ended September 30, 2022, volume increased 21.7% and price/mix increased 1.6%. Our U.S. rolling papers business grew double-digits, primarily through our e-commerce channels.  Continued strength in paper cones, strong receptivity to promotional programs, the launch of CLIPPER lighters, and timing shifts in Canadian deliveries contributed to strong performance during the quarter. In total, we believe approximately $5 million of sales were pulled forward from the fourth quarter across the Zig Zag Products segment.

For the three months ended September 30, 2022, net sales in the Stoker’s Products segment increased to $33.5 million from $30.5 million for the three months ended September 30, 2021, an increase of $3.1 million or 10%. For the three months ended September 30, 2022, volume increased 2.4% and price/mix increased 7.6%. The increase in net sales was driven by double-digit growth of Stoker’s® MST partially offset by a mid-single digit decline in loose-leaf chewing tobacco. FRE nicotine pouch products was a marginal contributor to segment sales.

For the three months ended September 30, 2022, net sales in the NewGen products segment decreased to $22.2 million from $37.2 million for the three months ended September 30, 2021, a decrease of $15.0 million or 40.3%. The decrease in net sales was primarily the result of declines in the vape distribution businesses which continues to be impacted by the regulatory environment.  Net sales have been relatively steady sequentially within the current year period.

Gross Profit:  For the three months ended September 30, 2022, consolidated gross profit decreased to $52.7 million from $54.3 million for the three months ended September 30, 2021, a decrease of $1.6 million or 2.9%. Gross profit as a percentage of revenue decreased to 48.9% for the three months ended September 30, 2022, compared to 49.4% for the three months ended September 30, 2021 driven by mix.

For the three months ended September 30, 2022, gross profit in the Zig-Zag Products segment increased to $28.0 million from $23.7 million for the three months ended September 30, 2021, an increase of $4.3 million or 18.3%. Gross profit as a percentage of net sales decreased to 53.9% of net sales for the three months ended September 30, 2022, from 56.1% of net sales for the three months ended September 30, 2021, as a result of strong growth in lower gross margin products including the launch of our lighters business.

For the three months ended September 30, 2022, gross profit in the Stoker’s Products segment increased to  $18.3 million from $17.1 million for the three months ended September 30, 2021, an increase of $1.2 million or 6.9%. Gross profit as a percentage of net sales decreased to 54.5% of net sales for the three months ended September 30, 2022, from 56.1% of net sales for the three months ended September 30, 2021, primarily as a result of the mix impact of FRE and stronger growth in discount looseleaf products.

For the three months ended September 30, 2022, gross profit in the NewGen products segment decreased to $6.4 million from $13.5 million for the three months ended September 30, 2021, a decrease of $7.1 million or 52.5%. Gross profit as a percentage of net sales decreased to 28.8% of net sales for the three months ended September 30, 2022, from 36.2% of net sales for the three months ended September 30, 2021, primarily as a result of product mix and the competitive environment.

Selling, General, and Administrative Expenses:  For the three months ended September 30, 2022, selling, general, and administrative expenses increased to $32.9 million from $31.9 million for the three months ended September 30, 2021, an increase of $1.0 million or 3.1%. Selling, general and administrative expenses in the three months ended September 30, 2022, included $1.4 million of stock options, restricted stock and incentives expense, $1.2 million of expense related to PMTA and $0.4 million of consulting expense related to the scoping and mobilization of the new ERP and CRM systems. Selling, general and administrative expenses in the three months ended September 30, 2021, included $1.8 million of stock option, restricted stock and incentives expense, $0.2 million of transaction income and $1.0 million of expense related to PMTA.

Interest Expense, net:  For the three months ended September 30, 2022, interest expense, net decreased to $4.8 million, from $5.4 million for the three months ended September 30, 2021 as a result of the repayment of the Promissory Note and forgiveness of the Unsecured Loan each discussed in Note 11 Notes Payable and Long-Term Debt in the Consolidated Financial Statements.  In addition interest income earned on our cash balance offset interest expense.

Investment Income:  For the three months ended September 30, 2022, investment income decreased to $0.1 million, compared to $0.2 million of investment income for the three months ended September 30, 2021.

Gain on Extinguishment of Debt  There was no gain on extinguishment of debt for the three months ended September 30, 2022 compared to $0.4 million for the three months ended September 30, 2021 related to the repayment of the Promissory Note.

Income Tax Expense:  Our income tax expense of $3.8 million was 25.2% of income before income taxes for the three months ended September 30, 2022 and included a discrete tax benefit of $0.0 million relating to stock option exercises. Our effective income tax rate was 23.3% for the three months ended September 30, 2021 and included a discrete tax benefit $1.0 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.2 million for the three months ended September 30, 2022 compared to $0.0 million for the three months ended September 30, 2021.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended September 30, 2022 and 2021, was $11.5 million and $13.5 million, respectively.

Comparison of the Nine Months Ended September 30, 2022, to the Nine Months Ended September 30, 2021

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2022	2021	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$143,959	$130,440	10.4%
Stoker's products	98,816	93,096	6.1%
NewGen products	68,846	116,652	-41.0%
Total net sales	311,621	340,188	-8.4%
Cost of sales	155,646	172,685	-9.9%
Gross profit
Zig-Zag products	80,808	76,342	5.8%
Stoker's products	54,044	51,142	5.7%
NewGen products	21,123	40,019	-47.2%
Total gross profit	155,975	167,503	-6.9%

Selling, general, and administrative expenses	98,779	95,900	3.0%
Operating income	57,196	71,603	-20.1%
Interest expense, net	15,142	15,406	-1.7%
Investment loss (income)	6,074	(292)	-2180.1%
Loss on extinguishment of debt	-	5,331	-100.0%
Income before income taxes	35,980	51,158	-29.7%
Income tax expense	8,706	11,151	-21.9%
Consolidated net income	27,274	40,007	-31.8%
Net loss attributable to non-controlling interest	(684)	(598)	14.4%
Net income attributable to Turning Point Brands, Inc.	$27,958	$40,605	-31.1%

Net Sales:  For the nine months ended September 30, 2022, consolidated net sales decreased to $311.6 million from $340.2 million for the nine months ended September 30, 2021, a decrease of $28.6 million or 8.4%. The decrease in net sales was driven by decreased sales volume in the NewGen Products segment.

For the nine months ended September 30, 2022, net sales in the Zig-Zag Products segment increased to $144.0 million from $130.4 million for the nine months ended September 30, 2021, an increase of $13.5 million or 10.4%. For the nine months ended September 30, 2022, volume increased 8.4% and price/mix increased 2.0%. The increase in net sales was driven by double-digit growth in U.S. rolling papers primarily through our e-commerce channels.  Continued strength in paper cones, strong receptivity to promotional programs, the launch of CLIPPER lighters, and timing shifts in Canadian deliveries contributed to strong performance during the quarter. In total, we believe approximately $5 million of sales were pulled forward from the fourth quarter across the Zig Zag Products segment. However, these increases were offset by declines in the cigar wraps business driven partially by a trade inventory reduction in the current period compared with a trade inventory load in the prior year period.

For the nine months ended September 30, 2022, net sales in the Stoker’s Products segment increased to $98.8 million from $93.1 million for the nine months ended September 30, 2021, an increase of $5.7 million or 6.1%. For the nine months ended September 30, 2022, volume decreased 1.4% and price/mix increased 7.5%. The increase in net sales was driven by double digit growth of Stoker’s® MST partially offset by a mid-single digit decline in loose-leaf chewing tobacco. FRE nicotine pouch products was a marginal contributor to segment sales.

For the nine months ended September 30, 2022, net sales in the NewGen products segment decreased to $68.8 million from $116.7 million for the nine months ended September 30, 2021, a decrease of $47.8 million or 41.0%. The decrease in net sales was primarily the result of declines in the vape distribution businesses which continue to be impacted by the regulatory environment.

Gross Profit:  For the nine months ended September 30, 2022, consolidated gross profit decreased to $156.0 million from $167.5 million for the nine months ended September 30, 2021, a decrease of $11.5 million or 6.9%. Gross profit as a percentage of revenue increased to 50.1% for the nine months ended September 30, 2022, compared to 49.2% for the nine months ended September 30, 2021 driven by mix as the NewGen Products segment generates lower margins.

For the nine months ended September 30, 2022, gross profit in the Zig-Zag Products segment increased to $80.8 million from $76.3 million for the nine months ended September 30, 2021, an increase of $4.5 million or 5.8%. Gross profit as a percentage of net sales decreased to 56.1% of net sales for the nine months ended September 30, 2022, from 58.5% of net sales for the nine months ended September 30, 2021, as a result of strong growth in lower gross margin products including the launch of our lighters business.

For the nine months ended September 30, 2022, gross profit in the Stoker’s Products segment increased to $54.0 million from $51.1 million for the nine months ended September 30, 2022, an increase of $2.9 million or 5.7%. Gross profit as a percentage of net sales decreased to 54.7% of net sales for the nine months ended September 30, 2022, from 54.9% of net sales for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, gross profit in the NewGen products segment decreased to $21.1 million from $40.0 million for the nine months ended September 30, 2021, a decrease of $19.0 million or 47.2%. Gross profit as a percentage of net sales decreased to 30.7% of net sales for the nine months ended September 30, 2022, from 34.3% of net sales for the nine months ended September 30, 2021, as a result of product mix and the competitive environment.

Selling, General, and Administrative Expenses:  For the nine months ended September 30, 2022, selling, general, and administrative expenses increased to $98.8 million from $95.9 million for the nine months ended September 30, 2021, an increase of $2.9 million or 3.0%. Selling, general and administrative expenses for the nine months ended September 30, 2022, included $4.1 million of stock options, restricted stock and incentives expense, $0.8 million of transaction expense, $4.3 million of expense related to PMTA, $1.6 million of expense related to corporate restructuring and $1.6 million of consulting expense related to the scoping and mobilization of the new ERP and CRM systems. Selling, general and administrative expenses in the nine months ended September 30, 2021, included $6.0 million of stock option, restricted stock and incentives expense (including $1.1 million for accelerated vesting of options for a departing executive), $1.1 million of transaction costs and $1.9 million of expense related to PMTA.

Interest Expense, net:  For the nine months ended September 30, 2022, interest expense, net decreased to $15.1 million, from $15.4 million for the nine months ended September 30, 2021 as a result of the increase in the Company’s outstanding debt in February 2021 offset by interest earned on our cash balance.

Investment Loss (Income):  For the nine months ended September 30, 2022, investment loss increased to $6.1 million, compared to $0.3 million of investment income for the nine months ended September 30, 2021, primarily as a result of $6.3 million impairment of our investment in dosist.  See Note 9 Other Assets in the Consolidated Financial Statements for information on the dosist impairment.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the nine months ended September 30, 2022 compared to $5.3 million for the nine months ended September 30, 2021 related to the repayment of the 2018 First Lien Credit Facility.

Income Tax Expense:  Our income tax expense of $8.7 million was 24.2% of income before income taxes for the nine months ended September 30, 2022 and included a discrete tax benefit of $0.7 million relating to stock option exercises. Our effective income tax rate was 21.8% for the nine months ended September 30, 2021 and included a discrete tax benefit $6.2 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.7 million for the nine months ended September 30, 2022 compared to $0.6 million for the nine months ended September 30, 2021.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the nine months ended September 30, 2022 and 2021, was $28.0 million and $40.6 million, respectively.

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

We define “EBITDA” as net income before interest expense, net, gain (loss) on extinguishment of debt, provision for income taxes, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, net, gain (loss) on extinguishment of debt, provision for income taxes, depreciation, amortization, other non-cash items, and other items we do not consider ordinary course in our evaluation of ongoing operating performance noted in the reconciliation below.

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

	Three Months Ended
(in thousands)	September 30,
	2022	2021
Net income attributable to Turning Point Brands, Inc.	$11,536	$13,468
Add:
Interest expense, net	4,802	5,397
Gain on extinguishment of debt	-	(375)
Income tax expense	3,797	4,073
Depreciation expense	861	767
Amortization expense	454	477
EBITDA	$21,450	$23,807
Components of Adjusted EBITDA
Corporate restructuring (a)	17	-
ERP/CRM (b)	435	-
Stock options, restricted stock, and incentives expense (c)	1,442	1,752
Transactional expenses (d)	-	(232)
FDA PMTA (e)	1,169	960
Adjusted EBITDA	$24,513	$26,287

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application ("PMTA").

	Nine Months Ended
(in thousands)	September 30,
	2022	2021
Net income attributable to Turning Point Brands, Inc.	$27,958	$40,605
Add:
Interest expense, net	15,142	15,406
Loss on extinguishment of debt	-	5,331
Income tax expense	8,706	11,151
Depreciation expense	2,611	2,313
Amortization expense	1,373	1,431
EBITDA	$55,790	$76,237
Components of Adjusted EBITDA
Corporate restructuring (a)	1,619	-
ERP/CRM (b)	1,626	-
Stock options, restricted stock, and incentives expense (c)	4,103	6,015
Transactional expenses (d)	789	1,077
FDA PMTA (e)	4,265	960
Non-cash asset impairment (f)	6,300	-
Adjusted EBITDA	$74,492	$84,289

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application ("PMTA").
(f)	Represents impairment of investment in dosist.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash on hand, cash flows from operations and borrowing availability under our 2021 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. As of September 30, 2022, we had $105.7 million of cash on hand and have $21.4 million of availability under the 2021 Revolving Credit Facility.

Our working capital, which we define as current assets less cash and current liabilities, increased $27.7 million to $108.2 million at September 30, 2022, compared with $80.5 million at December 31, 2021 primarily due to increase in inventory as a result of our annual tobacco purchase.

	As of
(in thousands)	September 30,	December 31,
	2022	2021

Current assets	$150,110	$120,849
Current liabilities	41,881	40,336
Working capital	$108,229	$80,513

Cash Flows from Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $16.4 million compared to net cash provided by operating activities of $49.6 million for the nine months ended September 30, 2021, a decrease of $33.2 million, primarily due to lower net income due to decreased sales in the NewGen Segment combined with the timing of changes to working capital, primarily as a result of annual tobacco inventory purchase.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $17.8 million compared to net cash used in investing activities of $52.2 million for the nine months ended September 30, 2021, a decrease of $34.5 million, primarily due to the lower purchases of investments in our MSA escrow account as well as no acquisitions and a small investments made in the current year period.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $31.2 million compared to net cash provided by financing activities of $76.3 million for the nine months ended September 30, 2021, a decrease of $107.5 million. The decrease was primarily due to an increase in cash used to repurchase common stock during 2022 while in 2021 the Company received net proceeds received from the Senior Secured Notes partially offset by the repayment in full of the 2018 First Lien Term Loan in the first quarter of 2021.

Dividends and Share and Repurchases

The most recent dividend of $0.06 per common share was paid on October 7, 2022, to shareholders of record at the close of business on September 16, 2022.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million. On February 24, 2022, the Board increased the approved share repurchase program by $24.6 million. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the nine months ended September 30, 2022, was 307,207 shares for a total cost of $7.6 million and an average price per share of $24.78. $29.4 million remains available for share repurchases under the program at September 30, 2022.

Subject to market conditions, we will from time to time opportunistically repurchase our Senior Secured Notes and Convertible Senior Notes and any other securities we may have outstanding.

Repurchases of common stock, Senior Secured Notes and Convertible Senior Notes may be made through bilateral transactions, open market transactions, 10b5-1 trading plans or otherwise.

Long-Term Debt

As of September 30, 2022, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides the outstanding balances of our debt instruments.

	September 30,	December 31,
	2022	2021
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	172,500	172,500
Gross notes payable and long-term debt	422,500	422,500
Less deferred finance charges	(6,471)	(8,328)
Notes payable and long-term debt	$416,029	$414,172

Senior Secured Notes

On February 11, 2021, we closed a private offering (the “Offering”) of $250 million aggregate principal amount of our 5.625% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021. We used the proceeds from the Offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes.

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. We were in compliance with all covenants as of September 30, 2022.

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, we also entered into a new $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). The 2021 Revolving Credit Facility provides for a revolving line of credit of up to $25.0 million. Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). We have not drawn any borrowings under the 2021 Revolving Credit Facility but do have letters of credit of approximately $3.6 million outstanding under the facility as of September 30, 2022. The 2021 Revolving Credit Facility will mature on August 11, 2025 if none of our Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5.0 million) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Agreement provides for customary events of default. We were in compliance with all covenants as of September 30, 2022.

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

The Convertible Senior Notes are convertible into approximately 3,213,589 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.630 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.68 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the us in excess of pre-determined thresholds of $0.04 per share. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2022.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.68 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

Off-balance Sheet Arrangements

During the nine months ended September 30, 2022, we executed various option contracts, which met hedge accounting requirements for the purchase of €18.5 million with maturity dates ranging from August 2022 to March 2023. At September 30, 2022, we had option contracts for the purchase of €15.2 million outstanding.  The foreign currency contracts’ fair value at September 30, 2022, resulted in an asset of $0.2 million included in Other current assets and a liability of $0.5 million included in Accrued liabilities.  During 2021, we did not execute any foreign currency contracts. We had no foreign currency contracts at December 31, 2021.  The Company had no interest rate swap contracts at September 30, 2022. The Company terminated its interest rate swap agreement in conjunction with the prepayment of all outstanding amounts under to the 2018 First Lien Credit Facility in the first quarter of 2021 in the amount of $3.6 million, and the transaction resulted in a $5.7 million loss recorded in the loss on extinguishment of debt. See Note 11, “Notes Payable and Long-Term Debt,” in the Notes to Consolidated Financial Statements included in this Quarterly Report for further discussion.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2021 Annual Report on Form 10-K, during the nine months ended September 30, 2022. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2021 Annual Report on Form 10-K filed with the SEC.

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

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2022. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to the material weakness in internal controls over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Other than in connection with aspects of our remediation plan, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table includes information regarding purchases of our common stock made by us during the quarter ended September 30, 2022 in connection with the repurchase program described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
July 1 to July 31	86,841	$27.93	86,841	$34,578,518
August 1 to August 31	113,576	$24.53	113,241	$31,800,716
September 1 to September 30	107,125	$22.51	107,125	$29,389,333
Total	307,542		307,207

(1) The total number of shares purchased includes (a) shares purchased under the February 2020 share repurchase program (which totaled 86,841 shares in July, 113,241 in August and 107,125 shares in September) and (b) shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 335 shares in August). Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Graham Purdy.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Luis Reformina.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on October 26, 2022, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).*

*	Filed or furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURNING POINT BRANDS, INC.

By:	/s/ Graham Purdy
Name:	Graham Purdy
Title:	President and Chief Executive Officer

By:	/s/ Luis Reformina
Name:	Luis Reformina
Title:	Chief Financial Officer

	By:	/s/ Brian Wigginton
	Name:	Brian Wigginton
	Title:	Chief Accounting Officer

Date: October 26, 2022