Form 10-K
period 2022-12-31
Turning Point Brands, Inc.
filed 2023-03-15
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

As of June 30, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $424 million based on such closing sale price of the common stock as reported on the New York Stock Exchange.

At March 3, 2023, there were 17,562,795 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 3, 2023, expected to be filed with the Securities and Exchange Commission on or about March 24, 2023, are incorporated by reference into Part III hereof.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified using words such as “anticipate,” ”believe,” ”expect,” ”intend,” ”plan” and ”will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Some, but not all, of these risks are described under Item “1A Risk Factors” and elsewhere throughout this Annual Report. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by us in this annual report on Form 10-K speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect it. We have no obligation, and do not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

PART I
Item 1. Business

Turning Point Brands, Inc., Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded adult consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to satisfy evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited mid-single-digit consumer unit annualized growth over the three-year period ending 2022 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our three focus segments are led by our proprietary, iconic brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) in the NewGen Products (“NewGen”) segment. Our businesses generate solid cash flow which we use to re-invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 850 distributors with an additional 300 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through investing in organic growth, acquisitions and joint ventures across all product categories. As of December 31, 2022, our products were available in approximately 197,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 217,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Zig-Zag Products

Our Zig-Zag Products (“Zig-Zag”) segment principally includes rolling papers and make your own (“MYO”) cigar wraps used as smoking accessories. The strength of the Zig-Zag® brand drives our leadership position in both the rolling papers and MYO cigar wrap markets. Zig-Zag® is the #1 premium and #1 overall rolling paper in the U.S. with approximately 35% total market share according to MSAi. Management estimates also indicate that Zig-Zag® is the #1 brand in the promising Canadian market. Rolling paper operations are aided by our sourcing relationship with Republic Technology International SAS (“RTI”). See “Distribution and Supply Agreements” for our discussion of the Zig-Zag® distribution agreement.1

In MYO cigar wraps, the Zig-Zag® brand commands a majority of the market and continues to innovate in novel ways through additional product introductions, including our introduction of Zig-Zag® ‘Rillo sized wraps, which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars. In June 2020, we purchased certain assets from our long-term commercial partner Durfort Holdings S.R.L (‘‘Durfort’’) which included the co-ownership in the intellectual property rights for all of our MYO Homogenized Tobacco Leaf (“HTL”) cigar wraps products. In connection with the transaction, we entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the U.S. which was effective October 9, 2020. In late 2021, we extended our MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

In July 2019, to extend our reach in Canada, we made a minority investment in Turning Point Brands Canada (formerly ReCreation Marketing) that we increased to a 65% ownership stake by July 2021. Turning Point Brands Canada is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. Our majority ownership stake leverages Turning Point Brands Canada’s significant expertise in marketing and distributing cannabis accessories and tobacco products throughout Canada. The remainder of Turning Point Brands Canada is owned by its management.

In July 2021, we acquired certain assets of Unitabac, LLC (“Unitabac”), a marketer of mass-market cigars. In the acquisition, we acquired a robust portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) HTL products and Rolled Leaf and Natural Leaf Cigarillo Products that we can leverage to re-introduce the Zig-Zag® brand into a large and growing cigarillo market.

In February 2022, we announced an agreement with Flamagas, a renowned lighter manufacturer, for exclusive distribution of CLIPPER® lighters in the U.S. and Canada. CLIPPER® is the #1 reusable lighter in the world and the #2 overall world lighter brand but currently underrepresented in the U.S. and Canada with significant potential for growth. We aim to use our existing distribution infrastructure to expand access of CLIPPER® lighters to more retailers and consumers.

1 Brand ranking and market share percentages obtained from MSAi for the 53-week period ended December 31, 2022.

Since mid-2019, we have been repositioning the business with growth initiatives focused on new product introductions and new channel expansions that are better aligned with the growing market trends. As a result of those initiatives, we have been successful in changing the growth profile of our Zig-Zag Products segment. The Zig-Zag Products segment accounts for the majority of our operating profit and has become our fastest growing segment.

Stoker’s Products

Our Stoker’s Products (“Stoker’s”) segment includes both moist snuff tobacco (“MST”) and loose-leaf chewing tobacco. Stoker’s® is our focus brand in both MST and chewing tobacco. In MST, Stoker’s® remains among the fastest growing brands and holds a 9.2% share in the stores with distribution and a 6.3% share of the total U.S. MST non-pouch market. Stoker’s® pioneered the large 12 oz. tub packaging format and is manufactured using a proprietary process that we believe results in a superior product. Starting in 2015, we extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Our proprietary manufacturing process is conducted at our Dresden, Tennessee, plant and packaged in both our Dresden, Tennessee and Louisville, Kentucky facilities.1

Stoker’s® chewing tobacco has grown its market share considerably over the last several years and is presently the #1 discount and #1 overall brand in the industry, with approximately a 28% market share. Our status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango®, and the five Wind River Brands. Collectively, the Company is the #2 marketer of chewing tobacco with approximately 34% market share. Our chewing tobacco operations are facilitated through our long-standing relationship with Swedish Match (now owned by Philip Morris International Inc.), the manufacturer of our loose-leaf chewing tobaccos.1

NewGen Products

Our NewGen segment includes our vape distribution business that was built through acquisitions as well as a new product development arm dedicated to the development, production and sale of alternative products.

Within our vape distribution business, Vapor Beast® is a leading distributor of vapor products servicing the non-traditional retail channel. Vapor Beast also operates a B2C e-commerce business with direct sales to consumers nationwide and abroad through the Direct Vapor® and VaporFi® brands.

We have also made minority investments to gain exposure to the large and growing cannabinoid market including in Wild Hempettes, Docklight Brands, Inc. and Old Pal Holding Company LLC.

Competitive Strengths

We believe our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Our Zig-Zag® and Stoker’s® brands are each well established and date back 123 and 83 years, respectively.

•
Zig-Zag® is the #1 premium and #1 overall rolling paper brand in the U.S., with significant distribution in Canada as well. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi. We acquired North American rolling papers distribution rights for Zig-Zag® in 1997. More importantly, we own the Zig-Zag® tobacco trademark in the U.S. which we leverage for our MYO cigar wraps product. Approximately 42% of our total 2022 Zig-Zag® branded net sales are under our own Zig-Zag® marks rather than those we license from RTI under the Distribution and Licensing Agreements described below.

•
Stoker’s® is among the fastest growing MST brands in the industry and is the #1 loose-leaf chewing tobacco brand. We manufacture Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what we believe is a superior product.[2]

Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. CLIPPER® is the #1 reusable lighter in the world and the #2 overall world lighter brand but currently underrepresented in the U.S. and Canada with significant potential for growth. We believe the Stoker’s® brand is seen as an innovator in both the moist snuff and loose-leaf chewing tobacco markets. Vapor Beast is a powerful distribution engine that allows us to further penetrate non-traditional retail outlets. IVG provides us direct access to the highly attractive, high margin B2C segment via its flagship Direct Vapor® and VaporFi® brands.

1 Brand rankings and market share percentages obtained from MSAi for the 53-week period ended December 31, 2022.
2 Brand ranking and market share percentages obtained from MSAi for the 53-week period ended December 31, 2022.

Exposure to Growing Cannabinoid Consumption Trends

We believe that the cannabinoid market will expand over the coming years as it becomes increasingly accepted by the public in the U.S. Our product offerings, particularly those in our Zig-Zag Products segment, are ideally positioned to benefit from continued growth in consumer consumption.

The legal cannabis market in the U.S. is projected to grow from $26.1 billion in 2022 to $44.5 billion by 2027, representing a 11.3% compounded annual growth rate, according to a February 2023 report of BDSA. With flower being the leading form factor for cannabis consumption among consumers, we believe our product offerings provide us with significant opportunity to expand the retail channels our consumers frequent. A recent Gallup poll showed nearly seven in ten Americans now support legalizing cannabis nationwide, approximately twice the amount as twenty years ago. As of the end of 2022, 21 U.S. states and the District of Columbia had legalized cannabis for adult recreational use and a majority of states now allow for comprehensive public medical cannabis programs.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands and methodically targeting markets which we believe have significant growth potential:

•
In 2009, we extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. We are now the market share leader for MYO cigar wraps with approximately a 59% share of the cigar wraps category and 79% of the share of the HTL cigar wraps sub-category. [1] We believe our success was driven by the Zig-Zag® tobacco branding, which we feel is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products. In late 2021, we extended our Zig-Zag® MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

•
We extended the Zig-Zag® brand into hemp rolling papers in 2018 and followed that with the launch of paper cones in 2019 with both products quickly establishing leading positions in their respective categories.

•
We leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a size that was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have since introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established us as the market leader with over 50% of the tub market as of 2022. In 2015, we introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.

•
Vapor Beast quickly established itself as a leading marketer and distributor of liquid vapor products to the non-traditional retail universe which includes headshops, dispensaries, and B2B e-commerce. With its national footprint, Vapor Beast is leveraging its regional consumer preference insights to drive sales.

•
In 2019, the IVG acquisition, and with its VaporFi B2C marketing engine, offered us the opportunity to leverage the marketing competencies and processes to sell novel proprietary products across multiple channels and platforms. In addition, the Solace acquisition provided us with a leading line of liquids.

•	In 2019, we introduced Zig-Zag® paper cones into the market and have grown it into one of the top brands in the category.
•	In 2021, the acquisition of the Unitabac assets provided a platform to re-introduce the Zig-Zag® brand into a large and growing cigarillo market.
•	In 2022, we entered the lighter market through an exclusive distribution agreement for CLIPPER® lighters in the U.S and Canada.

We strategically target product categories that we believe demonstrate significant growth potential and for which the value of our brands is likely to have a meaningful impact. We believe that our track record and existing portfolio of brands provide growth advantages as we continue to evaluate opportunities to extend our product lines and expand into new categories.

E-Commerce Capabilities

With the acquisitions of Vapor Beast and IVG, we established a scaled B2B and B2C e-commerce presence to service the vape market which was enhanced through our acquisition of Solace. We leveraged those capabilities to build a meaningful B2B and B2C e-commerce business for Zig-Zag®.

Extensive Distribution Network and Data Driven Sales Organization

We have taken important steps to enhance our selling and distribution network and consumer marketing capabilities that allow us to grow our business while keeping our capital expenditure requirements relatively low. We have long-standing relationships in the core convenience store channel and wholesale distribution network with access to more than 217,000 retail outlets in North America. We are also increasing brand presence through non-traditional channels including headshops, dispensaries, and B2B e-commerce and are expanding our sales team dedicated to these channels. We have added brand dedicated platforms including ZigZag.com to facilitate our e-commerce brand presence as well as sell on Amazon and other e-commerce sites. Our NewGen B2B business reaches thousands of vape stores and our B2C business has over one million unique customers.

We service our traditional tobacco and vapor customer bases with an experienced sales and marketing organization of approximately 180 professionals who possess in-depth knowledge of the OTP market. We extensively use data supported by leading technology,  enabling our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level and efficiently respond. We subscribe to a sales tracking system provided by MSAi that measures OTP product shipments by all market participants, on a weekly basis, from approximately 600 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand share and volume trends across multiple categories at the store level, allowing us to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within our Stoker’s segment, we have seen a positive correlation between the frequency of store calls by our salesforce and our retail market share.

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

By outsourcing the production of certain products to a select group of suppliers with whom we have strong relationships, we are able to maintain low overhead costs and minimal capital expenditures. Our supplier relationships allow us to increase the breadth of our product offerings and quickly enter new markets as management is able to focus on brand building and innovation. In 2022, approximately 79% of our net sales were derived from outsourced production operations and our capital expenditures have ranged between $2.3 million and $7.7 million per year over the previous five years.

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

Expertise to Succeed in Dynamic Regulatory Environments

We operate in a highly regulated environment involving many different government agencies. In 2009, the U.S. Food and Drug Administration (“FDA”) was given jurisdiction over cigarettes and smokeless tobacco, which expanded in 2016 to include all other tobacco products including vaping and cigars. This was further expanded in 2022 to cover non-tobacco nicotine products. We believe we have a competitive advantage due to our management team’s experience navigating the relevant regulatory environment. We have increased our investments in teams of professionals including regulatory lawyers, scientists, and quality assurance processes to ensure we maintain a competitive advantage in this area.

The FDA is implementing a premarket review process, referred to as the PMTA, or the Premarket Tobacco Application, process, which requires all tobacco products introduced or changed since 2007 to submit an application to the FDA and receive marketing authorization prior to entering the market. For products already on the market when these requirements became effective, the FDA required applications for those products to be on file by certain dates depending on whether the products were originally-regulated under the Family Smoking Prevention Tobacco Control Act (“TCA”), whether they were later “deemed” tobacco products, or whether they contain non-tobacco nicotine and were not otherwise exempt from the TCA. The PMTA process is a very expensive and resource-intensive process and there are currently hundreds of competitors in the market but very few have the capability and or the resources to get their products successfully through this process. In the years since, FDA has rejected millions of applications.

To date, we have spent approximately $24 million in order to file and supplement applications covering a broad portfolio of noncombustible products, including vaping products and novel oral nicotine products. By developing and submitting for FDA marketing authorization a deep suite of noncombustible products and leveraging our distribution platform, we believe that we have the opportunity to grow as consumers look toward potentially lower-risk product offerings. We believe this is a transformational event for the industry with potential for us to realize substantial benefits over time as the FDA accelerates enforcement thereby, creating significant barriers for new entrants as well as significant difficulties for existing companies who may not have the ability to comply with these regulatory requirements. See “Risks Related to Legal, Tax and Regulatory Matters” under “Item 1A Risk Factors” and Note 1, “Organizations and Basis of Presentation” in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

In addition, we have been building and expanding an alternative logistics infrastructure across the U.S. to comply with the Prevent All Cigarette Trafficking Act (“PACT Act”) which was recently extended to prohibit the use of the U.S. Postal Service to mail e-cigarette and related products directly to consumers and requires other common carriers to obtain adult signature on delivery.

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

Grow Share of Existing Product Lines, Domestically and Internationally

We intend to remain a consumer centric organization with an innovative view and understanding of the alternative smoking accessories and OTP markets. We believe we have strong tailwinds for growth within our existing product lines. Within our Zig-Zag Products segment, we are benefitting from secular growth trends in the industry, driving market share gains in our traditional convenience store channel and expanding our presence into non-traditional channels including headshops, dispensaries and e-commerce to drive growth. Within our Stoker’s Products segment, there is ample runway to gain market share driven by same store sales growth and further distribution gains as Stoker’s® MST continues to be one of the fastest growing brands in the category.

In 2022, less than 10% of our revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we are pursuing an international growth strategy to broaden sales and strengthen margins. We believe international sales represent a meaningful growth opportunity. In 2021, we further invested in growth in Canada by increasing our ownership in Turning Point Brands Canada to 65%. Our goals include expanding our presence in the worldwide OTP industry on a targeted basis. For example, we are expanding Zig-Zag®’s retail penetration and product assortment in Canada including distributing CLIPPER® lighters, and selling our Stoker’s® MST products in South America, Europe, Asia and Africa.

Expand into Adjacent Categories through Innovation and New Partnerships

We continually evaluate opportunities to expand into adjacent product categories by leveraging our current portfolio and forming new partnerships. We believe there are meaningful opportunities for growth within the alternative smoking accessories and OTP markets. We maintain a robust product pipeline and plan to strategically introduce new products in attractive, growing markets, both domestically and internationally, with specific focus on our papers and MYO wraps businesses. In particular, the strength of the Zig-Zag® brand provides a great platform to introduce a suite of complementary products similar to our launch and expansion of hemp papers, paper cones, hemp wraps and natural leaf wraps. In 2022, we entered the lighter market through an exclusive distribution agreement for CLIPPER® lighters in the U.S. and Canada. CLIPPER® is the #1 reusable lighter in the world and the #2 overall world lighter brand but currently underrepresented in the U.S. and Canada with significant potential for growth. As we have done successfully in the past, we will leverage our existing sales infrastructure to drive distribution of new products and are investing to expand our e-commerce distribution capabilities.

We have identified a number of new opportunities and we intend to leverage our existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Accelerate Growth Through National Distribution Network

Our business is built around a powerful sales and distribution infrastructure that currently reaches an estimated 217,000 retail outlets in North America. We have strong presence in independent convenience stores and now service most of the leading chain accounts. Through our e-commerce platforms we have alternative avenues through which to sell third-party products and an increasing mix of our proprietary products. This strategy allows new products to be tested with lower risk before we incorporate them into our wider brick and mortar distribution system.

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

Strategically Pursue Acquisitions

We believe there are meaningful acquisition opportunities in our fragmented markets. We regularly evaluate acquisition opportunities across our industries. In evaluating acquisition opportunities, our focus is on identifying acquisitions that would leverage our distribution platform and product offerings or enable category expansion in areas with high growth potential to drive profit generation.

The vast majority of our 2022 U.S. gross profit was derived from sales of products currently regulated by the FDA Center for Tobacco Products. We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller OTP manufacturers currently lack this infrastructure, which is necessary to comply with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. The Company itself was built through acquisitions that were subsequently grown through distribution gains, market share growth and brand extensions into new product categories. This is a playbook that we have drawn on over time with a consistent track record of success. We acquired the U.S. and Canadian rolling papers distribution rights for Zig-Zag® in 1997 and extended our product offerings including our entry into the MYO cigar wraps category in 2009. Today, Zig-Zag® is the #1 premium and #1 overall rolling paper and MYO cigar wrap brand in the U.S., as measured by MSAi. In 2003, we acquired the Stoker’s® brand. We have since built the brand to the #1 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion where it remains among the fastest growing MST brands. Subsequent to our initial public offering (“IPO”) in 2016, we completed a series of acquisitions that built the foundation of our NewGen segment through (i) Vapor Beast, (ii) IVG, and (iii) Solace. Our investment in Turning Point Brands Canada in 2019 is accelerating Zig-Zag®’s growth through alternative channel penetration and introducing our proprietary NewGen products into Canada. In 2020, we acquired certain assets from Durfort including co-ownership of the intellectual property rights for our MYO cigar wraps products. The transaction increased our share of the economics in a MYO cigar wraps business that was benefitting from secular growth tailwinds and gave us access to a complimentary product in Blunt Wrap® through an exclusive distribution agreement. Our investments in Wild Hempettes, Docklight and Old Pal give us increased exposure to the large and growing cannabinoid market. In 2021, we acquired certain assets from Unitabac, providing a platform to re-enter the large and growing cigarillo category.

Raw Materials, Product Supply, and Inventory Management

We source our products through a series of longstanding, highly valued relationships which allow us to conduct our business on an asset-light, distribution-focused basis.

The components of inventories were as follows (in thousands):

	December 31, 2022	December 31, 2021
Raw materials and work in process	$7,283	$6,936
Leaf tobacco	43,468	35,900
Finished goods - Zig-Zag Products	42,279	25,663
Finished goods - Stoker’s Products	9,667	8,959
Finished goods - NewGen Products	15,431	8,591
Other	1,787	1,558
Inventories	$119,915	$87,607

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

Stoker’s Products

We produce our moist snuff and loose-leaf chewing tobaccos from air-cured and fire-cured leaf tobacco, respectively. We utilize recognized suppliers that generally maintain 12- to 24-month supplies of our various types of tobacco at their facilities. We do not believe we are dependent on any single country or supplier source for tobacco. We generally maintain up to a two-month supply of finished, moist snuff and loose-leaf chewing tobacco on hand. This supply is maintained at our Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution.

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

NewGen Products

We have sourcing relationships that are capable of providing liquid vapor products for other companies’ brands and for producing our own branded product lines in the category. Our acquisitions of Vapor Beast, IVG and Solace have (i) accelerated our entry into the non-traditional retail channel, where we believe a significant portion of liquid vapor products are sold; (ii) provided enhanced distribution of products; and (iii) established best-in-class distribution and B2C platforms. Furthermore, we have established a sourcing group in Asia to ensure timely and cost-effective access to marketplace winners and new product launches, while also maximizing margins through thoughtful logistics strategies.

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

Each of the Distribution Agreements contains customary termination provisions, including failure to meet performance obligations, the assignment of the agreement or the consummation of a change of control, in each case, without consent of the licensor, upon certain material breaches, including our agreement not to promote, directly or indirectly, cigarette paper or cigarette paper booklets of a competitor, or upon our bankruptcy, insolvency, liquidation, or other similar event. The licensor also may terminate the Distribution Agreements if a competitor acquires a significant amount of our common stock or if one of our significant stockholders acquires a significant amount of one of our competitors. In the event of a termination, we have agreed that for a period of five years after the termination we will not engage, directly or indirectly, in the manufacturing, selling, distributing, marketing, or otherwise promoting, in the U.S. and Canada, of cigarette paper or cigarette paper booklets of a competitor without consent. There are certain de minimis exceptions to these provisions. For further details, see ‘‘Item 1A Risk Factors” – We depend on a small number of key third-party suppliers and producers for our products’’.

In subsequent years, we entered into two licensing agreements, giving us the exclusive use of the Zig-Zag® brand name for e-cigarettes and related accessories in the U.S. and for paper cone products in the U.S. and Canada (collectively, the “License Agreements”). Each of the License Agreements terminates if the Distribution Agreements are terminated.

The Distribution Agreements and the License Agreements were initially entered into with Bolloré S.A. (“Bolloré”). In November 2020, Bolloré assigned the Distribution Agreements and the License Agreements to RTI. For a number of years, RTI has been the outsourced manufacturer of cigarette papers, cigarette tubes, cigarette injector machines and certain other products bearing the Zig-Zag® name.

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

In November 2022, Philip Morris International Inc., acquired Swedish Match.

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

Given the importance of contract manufacturing to our business, our quality control group ensures that established, written procedures and standards are adhered to by each of our contract manufacturers. Responsibilities related to process control, manufacturing activities, quality control, and inventory management with respect to our loose-leaf are allocated between us and Swedish Match under the manufacturing agreement.

Sales and Marketing

We have grown the size and capacity of our salesforce and intend to continue strengthening the organization to advance our ability to deepen and broaden the retail availability of our products and brands.

As of December 31, 2022, we had a nationwide sales and marketing organization of approximately 180 professionals. Our sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2022, our Zig-Zag and Stoker’s Products sales and marketing efforts enabled our products to reach an estimated 217,000 retail outlets in North America and over 850 direct wholesale customers with an additional 300 secondary, indirect wholesalers in the U.S.

Our Zig-Zag and Stoker’s Products sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. For Zig-Zag Products, we have also developed a growing e-commerce business along with a sales team focused on serving alternative channels such as headshops and dispensaries. Our NewGen sales efforts are focused on alternative channels and winning new stores, increasing our products share and store share and growing the B2C engine to capture a greater share of direct to consumer online sales. We have expanded, and intend to continue to expand, the sales of our products into previously underdeveloped geographic markets and retail channels. In 2022, we derived more than 90% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

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

We employ marketing activities to grow awareness, trial, and sales including selective trade advertising to expand wholesale availability, point-of-sale advertising and merchandising and permanent and temporary displays to improve consumer visibility, and social media. We comply with all regulations relating to the marketing of tobacco products, such as directing marketing efforts to adult consumers, and are committed to full legal compliance in the sales and marketing of our products. To date, we have neither relied upon, nor conducted, any substantial advertising in consumer media for our tobacco products.

For the years ended December 31, 2022, 2021, and 2020, we did not have any customer that accounted for 10% or more of our net sales. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses. Sales to customers within our NewGen segment are generally prepaid.

Competition

Many of our competitors are better capitalized than we are and have greater resources, financial and otherwise. We believe our ability to effectively compete and maintain strong market positions in our principal product lines are due to the high recognition of our brand names, the perceived quality of each of our products, and the efforts of our sales, marketing, and distribution teams. We compete against “big tobacco,” including Altria Group, Inc. (formerly Philip Morris International Inc.); British American Tobacco p.l.c. (formerly R.J. Reynolds Tobacco Company); Swedish Match (now owned by Philip Morris International Inc.); Swisher International, Inc.; and manufacturers including U.K. based Imperial Brands, PLC, across our segments. “Big tobacco” has substantial resources and a customer base that has historically demonstrated loyalty to their brands.

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

Stoker’s Products

Our four principal competitors in the moist snuff category are Swedish Match (acquired in 2022 by Philip Morris International Inc.), the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), Swisher International Group, Inc. and U.S. Smokeless Tobacco Company (a division of Altria Group, Inc.). In the loose-leaf chewing tobacco market, our three principal competitors are Swedish Match (acquired in 2022 by Philip Morris International Inc.), the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), and Swisher International Group, Inc. We believe moist snuff products are used interchangeably with loose-leaf products by many consumers.

NewGen Products

In the NewGen segment, our competitors are varied as the market is relatively new and highly fragmented. Our direct competitors sell products that are substantially similar to our products through the same channels in which we sell our liquid vapor products. We compete with these direct competitors for sales through wholesalers and retailers including, but not limited to, vapor stores, national chain stores, tobacco shops, and convenience stores and in the online direct to consumer environment. As a result of our acquisitions of Vapor Beast, IVG and Solace we now also compete directly with other non-traditional distributors and retailers.

Patents, Trademarks, and Trade Secrets

We have numerous registered trademarks relating to our products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River®, FRĒ®, Vapor Beast®, Vapor Shark®, DirectVapor®, VaporFi® and South Beach Smoke®. The registered trademarks, which are significant to our business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formula trade secrets relating to our tobacco products, which are key assets of our businesses, are maintained under strict secrecy.

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

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on our high-tech data systems. We spent approximately $0.6 million, $1.1 million, and $1.3 million dollars on research and development and quality control efforts for the years ended December 31, 2022, 2021, and 2020, respectively.

Human Capital

As of March 3, 2023, we employed 413 full-time and part-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

We believe that our success is driven by our employees. Our human capital strategy, which is developed and overseen by our Chief People Officer (“CPO”), focuses on the health and safety of our employees, development and retention of current employees, and talent attraction. Our CPO is also responsible for our diversity, equity, and inclusion (“DE&I”) strategies. The CEO and CPO regularly updates the board of directors and its committees on the human capital management, as well as the implementation of new initiatives.

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

Employee Engagement: To assess and improve employee retention and engagement, we implemented a new software system which frequently surveys our workforce to focus our efforts on maximizing employee engagement and retention. The system is configured to use text messaging, in addition to email notifications to increase the participation of our workforce.

Diversity, Equity and Inclusion: We place a high value on DE&I. As of December 31, 2022, approximately 32% of our workforce was female and 28% of our employees in managerial roles were female. As of the same date, underrepresented minorities made up approximately 27% of our workforce, with 22% of our managerial roles held by underrepresented minorities.

Training and Talent Development: We provide technical and leadership training to employees at both the officer and non-officer levels. In 2020, the Company developed Turning Point University, an online training and development tool used by management and employees.

We believe that encouraging continual development for our employees is essential for us to maintain the strength and profitability of the Company, generally, and brands, specifically. The Company posts its openings internally to allow current employees to apply. In 2022, we had 24 internal promotions within the organization.

Retaining Talent:  During the year ended December 31, 2022, our employee turnover rate was 14.9%. To retain our employees, we believe it is critical to continually focus on ensuring employees are highly engaged and feel valued. We address these retention efforts in a number of ways from formal surveys and quarterly business updates to regular informal discussions with employees that enable us to listen to, understand and address their concerns.

Employee Benefits:  We offer comprehensive benefit programs to our employees that provides them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid parental leave; tuition assistance; paid holidays; and paid vacation time.

Environmental, Social and Governance (“ESG”)

We believe that focusing on our consumers and customers, while proactively and productively addressing the environment, our employees, our community, and society at large, is the key to driving value for all stakeholders. We recognize that incorporating ESG initiatives into our business strategy enhances our operating principles of winning with accountability, integrity, and responsibility, and will position our company for greater success in the future. We believe that we will maximize shareholder returns by implementing strategies and establishing goals to address public health concerns, mitigate environmental risks, seek and integrate a diverse range of viewpoints, and display responsible behaviors to suppliers, customers, members of the organization and most of all to our consumers.

Our Board of Directors voted on March 22, 2021, to add Environmental, Social, and Governance oversight to the Nominating and Governance Committee’s portfolio of responsibilities. In recognition of the committee’s expanded role, the Nominating and Governance Committee was renamed the Nominating and ESG Committee.

We engaged Nasdaq Corporate Solutions (“NCS”) to provide a comprehensive review of the Company’s ESG program and to provide recommendations based on best practices. The Company continues to implement plans to address gaps that were identified by NCS.

Public Health

One key aspect of our ESG program, is our distinct focus on our role in public health. We market and sell products intended for adult use only, many containing nicotine. As a result, public health plays a central role in all of our product initiatives. We believe in, and work diligently to apply, harm reduction principles to all of our products, from development through distribution and marketing. Our vision is built upon the idea that adult consumers, when presented with responsibly marketed and high-quality options, will, in large part, prefer products with a lower risk profile than others. This idea of moving adult consumers down the continuum of risk is a key driver of our future for sustainable growth. We intend to accomplish this by developing low-risk alternatives according to good product stewardship and manufacturing principles in order to increase adult consumer availability of and access to high-quality products that deliver satisfaction but at a lower risk to the user. We will continue to focus our research and development, scientific, policy, and product resources to increase the number of consumers choosing products that are lower risk.

In September 2020 and again in May 2022, we submitted to the FDA PMTA covering a large number of noncombustible products, including both vaping products and novel oral nicotine products. This is an important and necessary step to allow us to offer adult consumers an extensive portfolio of products that serve as alternatives to combustible cigarettes and satisfy a wide variety of consumer preferences. The filings provide detailed scientific data that we believe demonstrates that the products are “appropriate for the protection of public health,” as required by law. Studies to support the applications were performed and included pharmacokinetics studies, a likelihood of use study, and a patterns of use study, in addition to a toxicological review. We also provided a detailed marketing plan to illustrate how we will continue to prevent youth exposure to the products. See “Risks Related to Legal, Tax and Regulatory Matters” under “Item 1A Risk Factors” of this Annual Report on Form 10-K.

Prevention of Youth Access

Our vision is a world where only adult consumers purchase and use products that are not intended for youth. As a seller of products intended for adult-use only, society demands a higher burden of responsibility from us, and we are committed to proactively preventing the underage appeal of and access to those products. We are dedicated to the responsible marketing of our adult use products and are fully committed to complying with all applicable laws and regulations governing them. We target marketing activities to both male and female current nicotine, cannabinoid, and other active consumers that are 21 years of age and older. The marketing of our adult use products does not include content directed toward minors, including child-oriented images or other themes where such imagery is reasonably understood to resonate with minors. We plan to continue to engage in appropriately targeted marketing activity, consistent with all legal requirements, industry standards, and best practices.

Preventing youth access and use of our adult-use products is a key to our continued success. All of our adult-use products are intended to be sold to and used by adults 21 years of age and older, and we are proactive in implementing programs to prevent youth access. For our own online retail (B2C) sales, we display our policies related to age to purchase, battery safety, and shipping restrictions. Additionally, we verify B2B customers using business licenses in order to further prevent bulk sales to consumers, which we believe contributes to social sourcing by youth.

Environmental Stewardship

Being good stewards of the planet will support our business success. Our major areas of focus are lowering vehicle emissions produced by our fleet, incorporating energy savings initiative at our facilities, reducing water consumption in our operations, and increasing our recycling efforts.  Within each of these categories we are concentrating on developing and measuring progress with an aim to define metrics against which we can track our efforts.

Social Impact

We focus our efforts on fostering a diverse and inclusive workforce while providing a safe work environment for our team. We value different perspectives and feel that an open and inclusive culture is not only the right thing to do, but fundamentally supports the business through diverse thought and opinions.  Our DE&I efforts are evidenced through programs like our Women’s Day conversations or our veterans-focused employee resource group.  Our goal is to provide an injury-free workplace where every employee has a safe work environment and feels empowered to speak up. We regularly monitor and provide training as part of our safety program and have active safety committees at each of our sites dedicated to implementing best practices.

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

2022 Highlights

In 2022, we continued integration of our ESG principles into our business practices. Our ESG committees are comprised of diverse individuals from different departments and geographic locations. The committees report to the ESG Executive Committee, comprised of the President and CEO, CFO, and General Counsel, who in turn works with the Board’s Nominating and ESG Committee. The following committees were formed and are actively working:

•
The Environmental Committee provides a platform to enhance and track the progress of our environmental practices within our business units. The committee is charged with recommending, implementing, and monitoring best practices in the areas of carbon emissions, waste, water, and biodiversity within our business units.

•
The Social Committee provides a platform to achieve the objective of being the employer of choice. The committee is charged with recommending and implementing best practices in the areas of health and safety, DE&I, Talent Development and Retention, and Community Engagement.

•
The Governance Committee provides a platform to assure our governance practices are best in class. The committee is charged with recommending and implementing best practices in the areas of business ethics, political engagement, supply chain processes, and cybersecurity. The committee additionally is charged with recommending and implementing best practices in the areas of Public Health, Responsible Marketing, and Youth Access Prevention.

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

Risks Related to Our Business and Industry

•	declining sales of tobacco products, and expected continuing decline of sales in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•
the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption, as well as other supply chain concerns, including delays in product shipments and increases in freight cost;

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused by illicit products to our brand equity;
•	contamination of our tobacco supply or products;
•	uncertainty and continued evolution of the markets for our products;
•	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;

Risks Related to Legal, Tax and Regulatory Matters

•	substantial and increasing U.S. regulation;
•	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in state and local regulation of our products has been proposed or enacted;
•	increase in tax of our products could adversely affect our business;
•	sensitivity of end-customers to increased sales taxes and economic conditions including significant increases in the rate of inflation and other declines in purchasing power;
•	uncertainty surrounding FDA compliance policy;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	significant product liability litigation;

Risks Related to Financial Results, Finances and Capital Structure

•	our amount of indebtedness;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our ability to comply with required disclosure requirements;
•
identification of material weaknesses in our internal control over financial reporting, which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price;

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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;

General Risks

•	our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	adverse impact of climate change;
•	our reliance on information technology;
•	cybersecurity and privacy breaches;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	departure of key management personnel or our inability to attract and retain talent;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property; and
•	failure to meet expectations relating to environmental, social and governance factors

Risks Related to Our Business and Industry

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, has been more resilient as measured by MSAi. Though OTP volumes declined in 2022 due to post-COVID consumption normalization and economic conditions, volumes were still above pre-COVID levels in 2019 including rolling papers and MYO cigar wraps. Our tobacco products comprised approximately 50% of our total 2022 net sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation, product characteristic restrictions, and taxation and changes in consumer spending habits.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2022, our two most important suppliers and producers were: (i) Swedish Match (acquired in 2022 by Philip Morris International Inc.), which produces all of our loose-leaf chewing tobacco in the U.S.; and (ii) RTI, which provides us with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada. See “Item 1 – Business – Distribution and Supply Agreements”

All of our loose-leaf tobacco products are manufactured for us by Swedish Match pursuant to a ten-year renewable agreement, which we entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, we retain the rights to all marketing, distribution and trademarks over the loose-leaf brands that we own or license. The agreement renewed for an additional ten-year term in 2018. We share responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to our loose-leaf products. We rely on the performance by Swedish Match of its obligations under the agreement for the production of our loose-leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or our relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose-leaf tobacco products could have a material adverse effect on our business, results of operations, and financial condition.

All of our Zig-Zag® premium cigarette papers, cigarette tubes, and injectors are sourced from RTI, pursuant to the Distribution Agreements. In November 2020, Bolloré sold its rights to its trademarks for the Zig-Zag® brand name in the U.S. and Canada to RTI and, in connection with the sale, assigned the Distribution Agreements and the License Agreements to RTI. RTI is an affiliate of one of our competitors. The Distribution Agreements were most recently renewed in 2012 and pursuant to such agreements, we renegotiate pricing terms every five years. The Distribution Agreements were initially entered into with Bolloré.

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

We have a number of Licensing Agreements with RTI. The first of these governs licensing, sourcing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, the second of which governs licensing, sourcing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids, and the third of which governs the licensing, sourcing and use of the Zig-Zag trademark on paper cones. In 2022, we generated approximately $162.0 million in net sales of Zig-Zag® products, of which approximately $79.0 million was generated from products sold through the License Agreements. In the event that one or more of these Licensing Agreements are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing or otherwise promoting of cigarette papers of a competitor to Zig-Zag® without RTI’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis, on terms satisfactory to us, or at all. As a result of these restrictions, if our licensing agreements with respect to the Zig-Zag® trademark are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

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

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The alternative smoking accessories and tobacco industries in general, and the OTP industry, in particular, are subject to changing consumer trends, demands, and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and our continued success depends in part on our ability to continue to differentiate the brand names that we own or license and maintain similarly high levels of recognition with target consumers. Trends within the alternative smoking accessories and OTP industries change often. Our failure to anticipate, identify, or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that may affect consumer perception of our products include health trends and attention to health concerns associated with tobacco and other products we sell, price-sensitivity in the presence of competitors’ products or substitute products, and trends in favor of new NewGen products that are currently being researched and produced by participants in our industry. For example, we have witnessed a shift in consumer purchases from chewing tobacco to moist snuff due to its increased affordability. Along with our biggest competitors in the chewing tobacco market, which also produce moist snuff, we have been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market shares in these categories before we have a chance to respond.

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

The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Our principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and British American Tobacco p.l.c. (formerly Reynolds) as well as Swedish Match (purchased by Philip Morris International Inc.), Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than us and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the November 2022 acquisition of Swedish Match AB by Philip Morris International Inc., the December 2018 investment in Juul Labs by Altria, the July 2017 acquisition of Reynolds American, Inc., by British American Tobacco p.l.c., and the June 2015 acquisition of Lorillard, Inc., by Reynolds American, Inc. Additional industry consolidation could result in a more competitive environment if our competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than ours. Any inability to compete due to our smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on our business, results of operations and financial condition.

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

The market for certain of our products is subject to a great deal of uncertainty and is still evolving.

Vapor products and other novel nicotine products, having been introduced to the market over the past fifteen years, are at a relatively early stage of development, and represent core components of a market that is evolving rapidly, highly regulated and characterized by a number of market participants. Rapid growth in the use of, and interest in, these products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in an evolving market. Continued evolution, uncertainty and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to effectively compete in the vapor and novel nicotine products marketplace.

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are currently engaged in the implementation of a new enterprise resource planning (“ERP”) system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process requires the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, or successfully update or integrate our systems when necessary, our financial positions, results of operations and cash flows could be negatively impacted.

Risks Related to Legal, Tax and Regulatory Matters

We are subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over 50 years. Industry critics include special interest groups, the U.S. Surgeon General, and many legislators and regulators at the local, state and federal levels. A wide variety of federal, state, and local laws limit the advertising, sale, and use of tobacco, and these laws have proliferated in recent years. For instance, on May 4, 2022, the FDA proposed two tobacco products standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor of cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements, and media campaigns and restrictions on where consumers may use tobacco products. Additional restrictions may be adopted or agreed to in the future. These limitations may make it difficult for us to maintain the value of any brand.

The trend toward increasing regulation of the tobacco industry experienced over the last few decades is likely to differ between the various U.S. states and Canadian provinces in which we currently conduct the majority of our business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to our business as we may be unable to accommodate such regulations in a cost-effective manner that allows us to continue to compete in an economically viable way. Regulations are often introduced without the tobacco industry’s input and have significantly contributed to reduced industry sales volumes and increased illicit trade.

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the PACT Act initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco comply with state tax laws. The PACT Act was recently extended to also cover e-cigarette and related products. The extension of the PACT Act has resulted in increased costs and disruption to our NewGen business, and those costs may continue to rise if we are unable to adjust our operations to respond relative to our competitors. See “—Many of our products have not obtained premarket authorization from the FDA and are currently marketed pursuant to a policy of FDA enforcement priorities, which could change. There could be a material adverse impact on our business development efforts if the FDA determines that our products are not subject to this compliance policy, or if our products become subject to increased regulatory enforcement burdens imposed by the FDA and other regulatory or legislative bodies.” for further details. Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs, and have a material adverse effect on our business, results of operations, and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) granted the FDA regulatory authority over tobacco products. The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act, which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission, the Department of Justice, the Alcohol and Tobacco Tax and Trade Bureau , the U.S. Environmental Protection Agency, the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission , the U.S. Customs and Border Protection  and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which we believe have received widespread public attention. The FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition. Any such regulation has the potential to increase costs and have a material adverse effect on our business, results of operations, ability to compete, and financial condition.

Our products are regulated by the FDA, which has broad regulatory powers.

The vast majority of our 2022 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

In November 1998, the major U.S. cigarette manufacturers entered into the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”) with 46 U.S. states and certain U.S. territories and possessions. Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include a manufacturer of roll your won (“RYO”)/MYO cigarette tobacco) has the option of either becoming a signatory to the MSA, or, as we have elected, operating as a non-participating manufacturer (“NPM”) by funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. These NPM escrow accounts are governed by states’ escrow and complementary statutes that are generally monitored by the Office of the State Attorney General. The statutes require NPM companies to deposit, on an annual basis, into qualified banks’ escrow funds based on the number of cigarettes or cigarette equivalents, which is measured by pounds of RYO/MYO tobacco sold. NPM companies are, within specified limits, entitled to direct the investment of the escrowed funds and withdraw any interest or appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment. The investment vehicles available to us are specified in the state escrow agreements and are limited to low-risk government securities.

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

Since the State Children’s Health Insurance Program (“S-CHIP”) reauthorization in early 2009, which utilizes, among other things, taxes on tobacco products to fund health insurance coverage for children, the federal excise tax increases adopted have been substantial and have materially reduced sales in the RYO/MYO cigarette smoking products market, and also caused volume declines in other markets. Although the RYO/MYO cigarette smoking tobacco and related products market had been one of the fastest growing markets in the tobacco industry in the five years prior to 2009, the reauthorization of S-CHIP increased the federal excise tax on RYO tobacco from $1.10 to $24.78 per pound, and materially reduced the MYO cigarette smoking tobacco market in the U.S. There have not been any increases enacted since 2009, but we cannot guarantee that we will not be subject to further increases, nor whether any such increases will affect prices in a way that further deters consumers from purchasing our products and/or affects our net revenues in a way that renders us unable to compete effectively.

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

Many of our products have not obtained premarket authorization from the FDA and are currently marketed pursuant to a policy of FDA enforcement priorities, which could change. There could be a material adverse impact on our business development efforts if the FDA determines that our products are not subject to this compliance policy, or if our products become subject to increased regulatory enforcement burdens imposed by the FDA and other regulatory or legislative bodies.

Since their introduction, there has been significant uncertainty regarding whether, how and when tobacco regulations would apply to NewGen products, such as electronic cigarettes or novel nicotine products. Based on a decision in December 2010 by the U.S. Court of Appeals for the D.C. Circuit (the “Sottera decision”), the FDA is permitted to regulate electronic cigarettes containing tobacco-derived nicotine as “tobacco products” under the Tobacco Control Act.

Effective August 8, 2016, FDA’s regulatory authority under the Tobacco Control Act was extended to all remaining tobacco-derived products, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; or (v) any other tobacco product “newly deemed” by the FDA. These deeming regulations apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Subsequently, on April 14, 2022, the FDA Center for Tobacco Products also obtained jurisdiction over non-tobacco nicotine products (“NTN Products”), including synthetic nicotine. That law subjects NTN Products to the same requirements as tobacco-derived products.

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

Marketing authorizations will be necessary in order for us to continue our distribution of certain of our NewGen, cigar, and other novel nicotine products. The FDA has announced various compliance policies whereby it does not intend to prioritize enforcement for lack of premarket authorization against newly-deemed products, provided that such tobacco products were marketed as of August 8, 2016; are not marketed in certain manners likely to be attractive to youth; and for which premarket applications were timely submitted. As a result of recent litigation and subsequent FDA Guidance, marketing applications for newly-deemed products were required to have been submitted no later than September 9, 2020, with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized. Under the FDA’s compliance policy, such products could remain on the market until September 9, 2021, unless the FDA makes an adverse determination prior to that date. Subsequent to September 9, 2021, the FDA indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order (“MDO”) or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application. Further, NTN product manufacturers were required to file a PMTA by May 14, 2022, in order to continue selling products currently on the market. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review.

In September 2020, we submitted applications on a timely basis for the appropriate authorizations for our products that are deemed products under the 2016 deeming regulations, not otherwise grandfathered. We believe that these products satisfy the criteria for current marketing pursuant to the FDA’s compliance policy. For our NTN products, we filed several PMTAs by May 14, 2022 There can be no guarantee that the FDA will authorize these products, and the FDA may bring an enforcement action against our products for lack of premarket authorization and/or deny our premarket applications in the meantime. If the FDA were to issue additional MDOs that remained in effect it could have an adverse impact on our business.

We also have certain previously regulated tobacco products which the FDA removed from review but remain subject to “provisional” substantial equivalence submissions made on March 22, 2011; however, the FDA has the discretion to reinitiate review of these products. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued and implemented by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by the FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product. Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in our product categories.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell certain of our products. At present, we are not able to predict whether the Tobacco Control Act will impact our products to a greater degree than competitors in the industry, thus affecting our competitive position.

Furthermore, in addition to the FDA, there are restrictions being proposed or in effect at the federal, state, and local level related to our products. For example, the PACT Act has now been amended to apply to certain NewGen products, which has impacts at the federal and state levels. These requirements are in addition to any increased regulation of internet sales that may be in effect or passed legislatively at the federal, state, or local levels, or promulgated via rulemaking by a government agency. Additionally, state attorneys general have monitored, and in some cases, have issued investigative requests and/or initiated litigation with regard to companies that sell these products related to online sales, marketing practices, and/or other aspects of the NewGen business. Increased regulation of additives in tobacco products through federal, state, or local governments may also adversely affect our products. The application of these types of restrictions, and of any new laws or regulations which may be adopted in the future, to these products could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Presently the federal government and many states do not tax the sale of NewGen products like they do the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of December 31, 2022, over half of the states, as well as, certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. These tax structures may benefit one type of NewGen product over another, which may result in consumers switching between NewGen products, other traditional tobacco products, or depress overall consumption in general. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Our distribution to our wholesalers and retailers is dependent on the demands of their customers who are sensitive to increased sales taxes and economic conditions affecting their disposable income.

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as of OTP, may decline during recessionary periods or at other times when disposable income is lower, and taxes may be higher. As we are currently in an inflationary period, and the Federal Reserve has continuously increased interest rates for the past year, consumer discretionary purchases may decline which could have a material adverse impact on our business results of operations and financial conditions.

In addition, some states have begun collecting taxes on internet sales. These taxes apply to our online sales of NewGen products into those states and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of recent court decisions related to the taxability of internet purchases, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek or have begun to impose sales tax on our online sales. The requirement to collect, track and remit taxes may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.
We may be subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 180 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. These efforts have, over time, expanded to focus broadly on consumer products containing nicotine, such as vapor products. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced or enacted include:

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

As part of our strategy, we have begun to expand our business into key international locations, such as introducing our moist snuff tobacco products in South America. International expansion may subject us to additional international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

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

We are required to purchase all our cigarette papers, cigarette tubes and cigarette injector machines under the Distribution Agreements from the supplier in France. Additionally, a substantial portion of our NewGen products are sourced from China. In 2018, the U.S. imposed significant additional tariffs on certain goods imported from outside the U.S. by executive administrative action, and these tariffs remain in place. Future administrations could impose additional tariffs in the future. These additional tariffs apply to a significant portion of our NewGen products and may result in increased prices for our customers. These increased prices may reduce demand where customers are unable to absorb the increased prices or successfully pass them onto the end-user. If the U.S. were to impose additional tariffs on goods we import, it is likely to make it more costly for us to import goods from other countries. While the current or future administrations may have a desire to repeal some or all of these tariffs no assurance can be given that they will do so. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

In addition to current and potential future claims related to our core tobacco products, we are subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to our other NewGen products. We are still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over NewGen products or the regulation of our products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which we or our subsidiaries are a party, see “Item 3 Legal Proceedings” and Note 18 “Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

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

As of December 31, 2022, we had $250 million in aggregate principal amount of our 5.625% senior secured notes due 2026 (the “Senior Secured Notes”) outstanding and $162.5 million in aggregate principal amount outstanding under our 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). We also have the ability to borrow up to $25 million under our new revolving credit facility entered into in February 2021 (the “New Revolving Credit Facility”) under which only letters of credit of $3.6 million were outstanding as of December 31, 2022. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

Our substantial amount of indebtedness could limit our ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;
•	plan for, or react to, changes in our business and the industries in which we operate;
•	make future acquisitions or pursue other business opportunities;
•	react in an extended economic downturn;
•	pay dividends; and
•	repurchase stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting, and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. As noted below, this year’s assessment led management to conclude that we have two material weaknesses in our internal control over financial reporting. No assurance can be given that we won't discover additional material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404, including the requirement to have such controls tested by our independent registered public accounting firm. While an effective internal control environment is necessary to enable us to produce reliable financial statements and is an important component of our efforts to prevent and detect financial reporting errors and fraud, disclosure controls and internal control over financial reporting are generally not capable of preventing or detecting all financial reporting errors and all fraud. A control system, no matter how well-designed and operated, is designed to reduce rather than eliminate the risk of material misstatements in our financial statements. There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure in human judgment. A control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives and the design of a control system must reflect the fact that resource constraints exist.

If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses:

•	our reputation may be adversely affected and our business and operating results could be harmed;
•	the market price of our stock could decline;
•	we could fail to meet our financial reporting obligations; and
•	we could be subject to litigation and/or investigations or sanctions by the SEC, the New York Stock Exchange or other regulatory authorities.

We identified material weaknesses in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in loss of investor confidence and adversely impact our stock price.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, during the fourth quarter of 2021, management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. While we have developed a remediation plan to address this material weakness, the plan is still being implemented and therefore the material weakness cannot be deemed remediated.

In addition, we identified control deficiencies that constitute a material weakness in the design and operation of controls associated with the risk assessment component of the Company’s internal control framework, specifically as it relates to identifying risks around segregation of duties within the financial reporting function, and the identification of all risks relating to the financial statements and controls that would address such risks. This impacts business process controls (automated and manual) throughout financial reporting and the business transaction cycles. See Part II, Item 9A for additional information.

The material weaknesses remain unremediated as of December 31, 2022 and as a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. These measures will result in additional technology, new personnel, the creation of training programs and other expenses. If we are unable to remediate the material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and in turn, adversely impact our stock price.

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

For so long as we or one of our subsidiaries is party to any of the Distribution Agreements, our certificate of incorporation will limit the ownership of our common stock by any “Restricted Investor” to 14.9% of our outstanding common stock and shares convertible or exchangeable therefor (including our non-voting common stock) (the “Permitted Percentage”). A “Restricted Investor” is defined as: (i) any entity that directly or indirectly manufactures, sells, markets, distributes or otherwise promotes cigarette paper booklets, filter tubes, injector machines or filter tips in the U.S., the District of Columbia, the territories, possessions and military bases of the U.S. and the Dominion of Canada (a “RTI Competitor”), (ii) any entity that owns more than a 20% equity interest in any RTI Competitor, or (iii) any person who serves as a director or officer of, or any entity that has the right to appoint an officer or director of, any RTI Competitor or of any entity that owns more than a 20% equity interest in any RTI Competitor (each, a “Restricted Investor”). Our certificate of incorporation further provides that any issuance or transfer of shares to a Restricted Investor in excess of the Permitted Percentage will be ineffective as against us and that neither we nor our transfer agent will register the issuance or transfer of shares or be required to recognize the transferee or owner as a holder of our common stock for any purpose except to exercise our remedies described below. Any shares in excess of the Permitted Percentage in the hands of a Restricted Investor will not have any voting or dividend rights and are subject to redemption by us in our discretion. The liquidity or market value of the shares of our common stock may be adversely impacted by such transfer restrictions.

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

We may sell additional shares of common stock in public or private offerings and may also sell securities convertible to common stock, such as the Convertible Senior Notes. We may also be required to issue common stock and conversion of our Convertible Senior Notes at the exercise or vesting of certain awards, see Note 13, “Notes Payable and Long-Term Debt,” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of this this Annual Report on Form 10-K for further discussion.

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

General Risks

Our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics, political upheavals, or natural disasters.

We have manufacturing operations in Tennessee and Kentucky. Additionally, we have critical suppliers of raw materials and finished products in other regions of the U.S. and in other countries. Events may impact our ability to manufacture products or prevent critical suppliers from performing their obligations to us, through no fault of any party. Examples of such events could include the effect of epidemics; political upheavals including violent changes in government, regional conflicts, such as the ware in Ukraine, and the reaction of the governments throughout the world to those conflicts such as the implementation of sanctions, widespread labor unrest, or breakdowns in civil order; and natural disasters, such as hurricanes, tornados, earthquakes or floods. If such events were to occur and disrupt our manufacturing capabilities or supply arrangements, there can be no assurance that we could quickly remedy the impact and there could be a material adverse impact on our business, results of operations, and financial condition.

Additionally, current macroeconomic conditions including high inflation, high gas prices and rising interest rates have caused and may continue to cause delays to supply chain and commercial markets, which limit access to, and increase the cost of, raw materials and services.  Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product or raw materials and services in a timely manner or at all.  Any such delay or distribution challenges could have a material adverse impact on our business, results of operations an financial conditions.

Climate change may have an adverse impact on our business and results of operations.

Our operations may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions. While we seek to mitigate our business risks associated with climate change by seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent climate-related risks wherever business is conducted. Our operations may be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires and droughts. For instance, if a hurricane or tornado were to shut down one of our facilities, our operations could be severely impacted. Such events have the potential to disrupt our operations, cause manufacturing facility closures, disrupt the business of our third-party suppliers and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations.

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

Additionally, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2022, during the fourth quarter of 2022, management identified a material weakness in internal control related to ineffective ITGCs in the areas of user access and program change-management over certain IT systems that support the Company’s financial reporting processes. See Part II, Item 9A for additional information. In the event we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and, in turn, adversely impact our stock price.

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

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A material decline in the economic conditions affecting consumers, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Material inflation may also lead to significant increases in property, E&O and other insurance premiums which could affect our results of operations and liquidity and may also result in us self-insuring if the premiums become uneconomical. Electronic cigarettes, vaporizer, e-liquid, and other NewGen products are relatively new to market and may be regarded by users as a novelty item and expendable. As such, demand for our NewGen products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment, and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations and financial condition.

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

Market participants, including investors, analysts, customers and other key stakeholders are increasingly focused on ESG factors. We determined to adopt a comprehensive ESG initiative with an initial focus on public health and began to roll-out this new initiative in 2020. However, the ESG factors by which companies’ corporate responsibility practices are assessed differ among market participants, are constantly evolving and could result in greater expectations of us and/or cause us to undertake costly initiatives to satisfy such new criteria. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards expected of us. Furthermore, we could fail, or be perceived to fail, in our achievement of our publicly disclosed ESG initiatives or goals and we could also be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2022, we operated manufacturing, distribution, office, and warehouse space in the U.S., all of which is leased with the exception of our Dresden, Tennessee manufacturing facility, which is owned. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our two manufacturing and distribution facilities located in Louisville, Kentucky and Shepherdsville, Kentucky are used by all our segments. Our third manufacturing and distribution facility located in Dresden, Tennessee is used by our Stoker’s Product segment. We believe our facilities are adequate for our current and anticipated future use.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, see Note 18, “Contingencies” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Also see ‘Item 1A Risk Factors—We are subject to significant product liability litigation’ for additional details.

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

Graham Purdy, age 51, has served as our President and CEO since October 2022. Prior to October 2022, Mr. Purdy served as Chief Operating Officer since November 2019 after serving as President of our New Ventures Division since December 2017. Mr. Purdy joined the Company in 2004 and has held various leadership positions since that time. Prior to joining the Company, Mr. Purdy spent 7 years at Philip Morris, USA where he served in senior sales and sales management positions. Mr. Purdy holds a Bachelor of Arts from California State University, Chico.

David Glazek, age 45, was appointed Executive Chair of the Board in January 2023. Mr. Glazek served as a director of our company since November 2012, and as our Lead Independent Director from January 2018 until October 2022, and as our non-executive Chair since September 2019. Mr. Glazek was a Partner and Portfolio Manager of Standard General L.P. from 2008 to 2023, and an investment banker at Lazard Frères & Co. from 2000 to 2003 and from 2006 to 2008. He also worked at the Blackstone Group. Throughout his career he has served on numerous public and private company boards of directors.  In addition, he is an Adjunct Professor at Columbia Business School. Mr. Glazek holds a Bachelor of Arts from the University of Michigan and a J.D. from Columbia Law School.

Luis Reformina, age 45, was appointed Chief Financial Officer in May 2021 after serving as the Company’s Chief Business Development Officer since October 2020. He joined the Company as Vice President of Business Development in 2019. Prior to joining the Company, Mr. Reformina spent nearly two decades in the finance and investment industry working at Point72 Asset Management, Waterfront Capital Partners, Perella Weinberg Partners and Vestar Capital Partners in various roles deploying capital across different industries. He began his career as an investment banker at Goldman Sachs & Co. Mr. Reformina holds a B.S, summa cum laude, in Electrical Engineering from Cornell University and an M.B.A from Stanford Graduate School of Business where he was an Arjay Miller Scholar.

Brittani N. Cushman, age 38, has been our Senior Vice President, General Counsel, and Secretary since November 2020 and has served in various roles in our legal department since joining the Company in October 2014, most recently serving as Senior Vice President of External Affairs. Prior to joining the Company, Ms. Cushman spent five years at Xcaliber International, Ltd., L.L.C., where she was most recently the General Counsel, responsible for all legal affairs. Ms. Cushman holds a Bachelor of Science in Business Administration, magna cum laude, in business management from the University of Tulsa and a J.D. from Washington and Lee University School of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock, par value $0.01 per share, (the “Common Stock”) is listed is the New York Stock Exchange under the symbol “TPB.” At March 3, 2023, there were 160 holders of record the Company’s Common Stock.  The last reported sales price of the Company’s Common Stock on March 3, 2023 was $23.46.

Dividends. We have a history of paying cash dividends. Future dividend amounts will be considered after reviewing financial results and capital needs and will be declared at the discretion of our Board of Directors.

Performance graph. The graph below compares the cumulative total shareholder return of our common stock for the last five years with the cumulative total return for the same period of the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2017 and the reinvestment of all dividends on a quarterly basis.

Cumulative Total Shareholder Return Since December 31, 2017
Assumes Initial Investment of $100
(As of December 31, 2022)
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/31/2017
6/30/2018
12/31/2018
6/30/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
Turning Point Brands, Inc.
S&P Small Cap 600 Consumer Staples Index
Russell 3000 Index

Issuer purchases of equity securities.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million bringing the authority at the time back to $50.0 million (including approximately $19.3 million available for repurchases under the Board’s previous authorization). On February 24, 2022, the Board increased the approved share repurchase program by $24.6 million bringing total authority at that time to $50.0 million. As of December 31, 2022, we had $27.2 million of remaining authority under the repurchase program. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board. Repurchases under our stock repurchase programs have been made through open market transactions, privately negotiated transactions or 10b5-1 repurchase plans.

The following table includes information regarding purchases of our common stock made by us during the quarter ended December 31, 2022 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	41,104	$21.11	41,104	$28,521,628
November 1 to November 30	36,905	$22.02	36,905	$27,708,979
December 1 to December 31	23,950	$21.34	23,950	$27,197,886
Total	101,959		101,959

Item 6. Selected Financial Data

Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help the reader understand the results of operations and financial condition of the Company. The discussion is provided as a supplement to, and should be read in conjunction with our historical consolidated financial statements and accompanying notes, which are included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference. In addition, this discussion includes forward-looking statements subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Item 1A Risk Factors.”

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

Overview

We are a leading manufacturer, marketer and distributor of branded adult consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to satisfy evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited mid-single-digit consumer unit annualized growth over the three year period ending 2022 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our three focus segments are led by our iconic, proprietary brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; and our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) in the NewGen segment. Our businesses generate solid cash flow which we use to re-invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 850 distributors with an additional 300 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2022, our products were available in approximately 197,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 217,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Products

We operate in three segments: Zig-Zag Products, Stoker’s Products and NewGen Products. In our Zig-Zag Products segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps and (iii) lighters and other accessories. In addition, we have a majority stake in Turning Point Brands Canada which markets and distributes cannabis accessories and tobacco products throughout Canada. In our Stoker’s Products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market loose-leaf chewing tobacco products. In our NewGen Products segment, we (i) market and distribute vapor products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via Vapor Beast; and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi and Direct Vapor B2C online platforms.

Our portfolio of brands includes some of the most widely recognized names in the alternative smoking accessories and OTP industries, such as Zig-Zag®, Stoker’s®, Vapor Beast® and VaporFi®. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions within measured distribution channels:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Zig-Zag®	Cigarette Papers	Zig-Zag Products	35.0%	#1 premium, #1 overall
Zig-Zag®	MYO Cigar Wraps	Zig-Zag Products	59.2%	#1 overall
Stoker’s®	Moist Snuff	Stoker’s Products	6.3%	#3 discount, #6 overall
Stoker’s®	Chewing Tobacco	Stoker’s Products	28.0%	#1 discount, #1 overall

(1)  Market share and category rank data for all products are derived from MSAi data 2022 53 weeks ended 12/31/22.

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

Our core Zig-Zag Products and Stoker’s Products segments primarily generate revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our acquisition of Vapor Beast in 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets. Our acquisition of IVG in 2018 enhanced our B2C revenue stream with the addition of the Vapor-Fi online platform. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. Approximately 79% of our production, as measured by net sales, is outsourced to suppliers. The remaining production consists primarily of our moist snuff tobacco operations located in Dresden, Tennessee and Louisville, Kentucky. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense and other expenses.

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation;
•	Labor and production costs;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including FDA regulations;
•	Increasing and unpredictable regulation of NewGen products;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

Recent Developments

Creative Distribution Solutions

On December 21, 2022, we executed an internal reorganization whereby the NewGen entities were structurally separated from the remainder of the Company’s entities to clearly delineate the contribution of the vaping business.  Upon execution of the reorganization, the NewGen business sits under a newly-formed wholly-owned subsidiary, South Beach Holdings LLC d/b/a Creative Distribution Solutions (“CDS”). CDS specializes in the distribution of vapor and related products to B2B and B2C customers throughout the U.S. CDS is overseen by an independent board and a dedicated management team that differs from the Company’s management. Although the NewGen business will operate independently, it’s leadership and independent board will continue to report to the Company’s Board. As part of the reorganization, the Company de-designated the NewGen entities as parties to its debt facilities, meaning the NewGen entities are no longer guarantors of the Company’s debt or subject to the covenants in the Company’s debt facilities. The Company believes that the separation of the NewGen Entities from the Company’s Zig-Zag and Stoker’s segments will provide the NewGen Entities the flexibility to navigate the current regulatory environment, adapt to future marketplace changes, and pursue further value maximizing opportunities.

Leadership Transition

In October 2022, Graham A. Purdy, the Company’s former Chief Operating Officer, was appointed as President and Chief Executive Officer of the Company and as a member of the Board upon the resignation of Yavor Efremov as the Company’s president and CEO and a member of the Board of Directors.

In connection with Mr. Purdy’s appointment and Mr. Efremov’s departure, David Glazek, current non-executive Chair of the Board, transitioned to the role of Executive Chair effective January 2023.  Mr. Purdy will be the Company’s principal executive officer.  The Company appointed Ashley Davis as lead independent director at the time Mr. Glazek became the Company’s Executive Chair.

Non-Tobacco Nicotine Included Under Jurisdiction of FDA’s Center for Tobacco Products

New legislation enacted on March 15, 2022, provides authority for the FDA to regulate NTN Products. This law took effect April 14, 2022 and requires NTN Products to comply with applicable requirements under the Federal Food, Drug, and Cosmetic Act, such as not selling to persons under 21 years of age, not marketing these products as modified risk tobacco products without FDA’s authorization, and not distributing free samples. Additionally, companies with NTN Products in the market between March 15, 2022, and April 14, 2022, were required to file a premarket tobacco application by May 14, 2022. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review. We submitted premarket filings for certain of our NTN Products prior to the May 14, 2022, deadline. While these applications remain under review, we will continue to supplement these filings with additional information to support a finding that the marketing of these products is “appropriate for the protection of public health.”

Critical Accounting Policies and Uses of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, goodwill, intangibles, income taxes, litigation, and contingencies on an ongoing basis. We base these estimates on our historical experience and other assumptions we believe are appropriate under the circumstances. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements.

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

A further requirement of ASC 606 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Our management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of our contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 20, “Segment Information” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K. An additional disaggregation of contract revenue by sales channel can be found within Note 20 as well.

Derivative Instruments – Currency Forward Contracts

We use foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates from time to time. We account for our forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under our policy, as amended, we may hedge up to 100% of our anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. We may also, from time to time, hedge up to 100% of our non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. Gains and losses on these contracts are transferred from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

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

Goodwill and Other Intangible Assets

We follow the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for goodwill and other intangible assets. Goodwill is tested for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively.

When testing goodwill for impairment, we have the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we choose not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. We determine fair values for each of the reporting units using a combination of the income approach and/or market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, we select peer sets based on close competitors and review the revenue and EBITDA multiples to determine the fair value. See Note 10, “Goodwill and Other Intangible Assets” ” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for further information on goodwill.

Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The Company’s fair value methodology is primarily based on the relief from royalty approach. See Note 10, “Goodwill and Other Intangible Assets” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for further information on intangible assets.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 3.5 to 15 years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Stock-Based Compensation

We measure stock compensation costs related to our stock options using the fair value-based method under the provisions of ASC 718, Compensation – Stock Compensation, which requires compensation cost for stock options to be recognized based on the fair value of stock options granted. We determine the fair value of these awards using the Black-Scholes option pricing model.

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

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. We recorded an allowance for doubtful accounts of $0.1 million and $0.3 million at December 31, 2022 and 2021, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $4.5 million and $7.7 million at December 31, 2022 and 2021, respectively.

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of operations for the years ended December 31 (in thousands):

	For the year ended December 31,
	2022	2021	% Change	2020	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$190,403	$176,491	7.9%	$132,812	32.9%
Stoker’s products	130,826	124,280	5.3%	115,866	7.3%
NewGen products	93,784	144,700	-35.2%	156,433	-7.5%
Total net sales	415,013	445,471	-6.8%	405,111	10.0%
Cost of sales	209,475	227,637	-8.0%	215,121	5.8%
Gross profit
Zig-Zag products	106,576	102,739	3.7%	78,278	31.2%
Stoker’s products	71,254	68,084	4.7%	61,764	10.2%
NewGen products	27,708	47,011	-41.1%	49,948	-5.9%
Total gross profit	205,538	217,834	-5.6%	189,990	14.7%

Selling, general, and administrative expenses	130,024	127,513	2.0%	125,563	1.6%
Operating income	75,514	90,321	-16.4%	64,427	40.2%
Interest expense, net	19,524	20,500	-4.8%	13,487	52.0%
Investment loss (gain)	13,303	6,673	99.4%	(198)	-3470.2%
Goodwill and intangible impairment loss	27,566	-	NM	-	NM
Gain on extinguishment of debt	(885)	(2,154)	-58.9%	-	NM
Net periodic benefit cost, excluding service cost	-	-	NM	989	-100.0%
Income before income taxes	16,006	65,302	-75.5%	50,149	30.2%
Income tax expense	4,849	14,040	-65.5%	11,957	17.4%
Consolidated net income	11,157	51,262	-78.2%	38,192	34.2%
Net loss attributable to non-controlling interest	(484)	(797)	-39.3%	-	NM
Net income attributable to Turning Point Brands, Inc.	$11,641	$52,059	-77.6%	$38,192	36.3%

Comparison of Year Ended December 31, 2022, to Year Ended December 31, 2021

Net Sales. For the year ended December 31, 2022, overall net sales decreased to $415.0 million from $445.5 million for the year ended December 31, 2021, a decrease of $30.5 million or 6.8%. The decrease in net sales was primarily driven by decreased sales volume in the NewGen segment.

For the year ended December 31, 2022, net sales in the Zig-Zag Products segment increased to $190.4 million from $176.5 million for the year ended December 31, 2021, an increase of $13.9 million or 7.9%. For the year ended December 31, 2022, Zig-Zag Products volumes increased 6.4%, and price/mix increased 1.5%. The increase in net sales was by led by double-digit growth in sales of U.S. rolling papers and e-commerce, other smoking accessories, and Canadian businesses partially offset by a double-digit decline in the wraps business.

For the year ended December 31, 2022, net sales in the Stoker’s Products segment increased to $130.8 million from $124.3 million for the year ended December 31, 2021, an increase of $6.5 million or 5.3%. For the year ended December 31, 2022, Stoker’s Products volume decreased 2.6% and price/mix increased 7.9%. The increase in net sales was driven by the continuing double-digit growth of Stoker’s® MST offset by high single-digit decline in loose-leaf chewing tobacco. MST represented 66% of Stoker’s Products revenue in 2022, up from 63% a year earlier.

For the year ended December 31, 2022, net sales in the NewGen products segment decreased to $93.8 million from $144.7 million for the year ended December 31, 2021, a decrease of $50.9 million or 35.2%. The decrease in net sales was primarily the result of declines in the vape distribution businesses as a result of the changing regulatory environment.

Gross Profit. For the year ended December 31, 2022, overall gross profit decreased to $205.5 million from $217.8 million for the year ended December 31, 2021, a decrease of $12.3 million or 5.6%. Gross profit as a percentage of net sales increased to 49.5% for the year ended December 31, 2022, from 48.9% for the year ended December 31, 2021. The increase in gross profit as a percentage of net sales was driven by product mix.

For the year ended December 31, 2022, gross profit in the Zig-Zag Products segment increased to $106.6 million from $102.7 million for the year ended December 31, 2021, an increase of $3.8 million or 3.7%. Gross profit as a percentage of net sales decreased to 56.0% of net sales for the year ended December 31, 2022, from 58.2% of net sales for the year ended December 31, 2021. The decrease in gross profit as a percentage of net sales is a result of product mix including the launch of our CLIPPER lighters business which operates at lower gross profit margins.

For the year ended December 31, 2022, gross profit in the Stoker’s Products segment increased to $71.3 million from $68.1 million for the year ended December 31, 2021, an increase of $3.2 million or 4.7%. Gross profit as a percentage of net sales decreased to 54.5% of net sales for the year ended December 31, 2022, from 54.8% of net sales for the year ended December 31, 2020. The decrease in gross profit as a percentage of net sales is primarily a result of product mix shift including mix of discount loose-leaf products.

For the year ended December 31, 2022, gross profit in the NewGen segment decreased to $27.7 million from $47.0 million for the year ended December 31, 2021, a decrease of $19.3 million or 41.1%. Gross profit as a percentage of net sales decreased to 29.5% of net sales for the year ended December 31, 2022, from 32.5% of net sales for the year ended December 31, 2021, primarily as a result of product mix and the highly promotional environment.

Selling, General and Administrative Expenses. For the year ended December 31, 2022, selling, general and administrative expenses increased to $130.0 million from $127.5 million for the year ended December 31, 2021, an increase of $2.5 million or 2.0%. Selling, general, and administrative expenses for the year ended December 31, 2022, included $5.3 million of stock options, restricted stock and incentives expense, $0.8 million of transaction expenses, $3.4 million of restructuring expenses, $2.0 million of ERP/CRM expenses and $4.6 million of expense related to PMTA. Selling, general, and administrative expenses for the year ended December 31, 2021, included $7.6 million of stock options, restricted stock and incentives expense, $1.3 million of transaction expenses, $0.9 million of restructuring expenses and $1.7 million of expense related to PMTA. The increase in selling, general and administrative expenses is a result of increased PMTA spend in 2022 and expenses related to of our new ERP/CRM system.

Interest Expense, net. For the year ended December 31, 2022, interest expense, on a net basis, decreased to $19.5 million from $20.5 million for the year ended December 31, 2020, primarily as a result of interest income earned on our cash balance in 2022 that offset the interest expense.

Investment Loss. For the year ended December 31, 2022, investment loss increased to $13.3 million compared to $6.7 million of investment loss for the year ended December 31, 2021, primarily as a result of impairments of our investments. See Note 11, “Other Assets” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for additional information on the investment impairments.

Goodwill and Intangible Impairment Loss. For the year ended December 31, 2022, Goodwill and intangible impairment loss was $27.6 million primarily as a result of fully impairing the goodwill balance of the NewGen reporting unit.  For the year ended December 31, 2021 there was no Goodwill and intangible impairment loss. See Note 10, “Goodwill and Other Intangible Assets” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on goodiwll and intangible assets.

Gain on Extinguishment of Debt. For the year ended December 31, 2022, gain on extinguishment of debt was $0.9 million as a result of the repurchase of $10.0 million principal of our Convertible Senior Notes at a discount. For the year ended December 31, 2021, gain on extinguishment of debt was $2.2 million as a result of forgiveness of the unsecured loan issued to us under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) partially offset by the repayment of the 2018 First Lien Credit Facility.

Income Tax Expense. The Company’s income tax expense was $4.8 million, or 30.3% of income before income taxes, for the year ended December 31, 2022. The Company’s income tax expense was $14.0 million, or 21.5% of income before income taxes, for the year ended December 31, 2021, and included discrete tax deductions of $7.5 million related to the forgiveness of the $7.5 million unsecured loan and $7.2 million relating to stock option exercises during the year.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest was $0.5 million for the year ended December 31, 2022, compared to $0.8 million for the year ended December 31, 2021.

Net Income Attributable to Turning Point Brands, Inc. Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the years ended December 31, 2022 and 2021, was $11.6 million and $52.1 million, respectively.

Comparison of Year Ended December 31, 2021, to Year Ended December 31, 2020

Net Sales. For the year ended December 31, 2021, overall net sales increased to $445.5 million from $405.1 million for the year ended December 31, 2020, an increase of $40.4 million or 10.0%. The increase in net sales was primarily driven by increased sales volume in the Zig-Zag Products segment.

For the year ended December 31, 2021, net sales in the Zig-Zag Products segment increased to $176.5 million from $132.8 million for the year ended December 31, 2020, an increase of $43.7 million or 32.9%. For the year ended December 31, 2022, Zig-Zag Products volumes increased 29.7%, and price/mix increased 3.2%. The increase in net sales was by led by double-digit growth in sales of our MYO cigar wraps and U.S. rolling papers business. This growth was complemented by our Canadian business which benefited from the consolidation of Turning Point Brands Canada in the current year period.

For the year ended December 31, 2021, net sales in the Stoker’s Products segment increased to $124.3 million from $115.9 million for the year ended December 31, 2020, an increase of $8.4 million or 7.3%. For the year ended December 31, 2022, Stoker’s Products volume increased 1.3% and price/mix increased 6.0%. The increase in net sales was driven by the continuing double-digit growth of Stoker’s® MST offset by low single-digit decline in loose-leaf chewing tobacco. MST represented 63% of Stoker’s Products revenue in 2022, up from 59% a year earlier.

For the year ended December 31, 2021, net sales in the NewGen segment decreased to $144.7 million from $156.4 million for the year ended December 31, 2020, a decrease of $11.7 million or 7.5%. The decrease in net sales was primarily the result of declines in the vape distribution businesses as a result of strong B2C orders during stay-at-home provisions in the prior year as well as the changing regulatory environment.

Gross Profit. For the year ended December 31, 2021, overall gross profit increased to $217.8 million from $190.0 million for the year ended December 31, 2020, an increase of $27.8 million or 14.7%. Gross profit as a percentage of net sales increased to 48.9% for the year ended December 31, 2022, from 46.9% for the year ended December 31, 2020. The increase in gross profit as a percentage of net sales was driven by increased margin in the Stoker’s Products segment as a result of strong incremental margin contribution of MST.

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

For the year ended December 31, 2021, gross profit in the NewGen segment decreased to $47.0 million from $49.9 million for the year ended December 31, 2020, a decrease of $2.9 million or 5.9%. NewGen gross profit includes $1.1 million of tariff expenses in 2022 compared to $10.1 million in 2020. Gross profit as a percentage of net sales increased to 32.5% of net sales for the year ended December 31, 2021, from 31.9% of net sales for the year ended December 31, 2020, primarily as a result of increased margins in the vape distribution businesses.

Selling, General and Administrative Expenses. For the year ended December 31, 2021, selling, general and administrative expenses increased to $127.5 million from $125.6 million for the year ended December 31, 2020, an increase of $2.0 million or 1.6%. Selling, general, and administrative expenses for the year ended December 31, 2021, included $7.6 million of stock options, restricted stock and incentives expense, $1.3 million of transaction expenses, $0.9 million of restructuring expenses and $2.6 million of expense related to PMTA. Selling, general, and administrative expenses for the year ended December 31, 2020, included $2.6 million of stock options, restricted stock and incentives expense, $3.1 million of transaction expenses, $0.5 million of restructuring expenses and $14.4 million of expense related to PMTA. The increase in selling, general and administrative expenses is a result of variable costs in our online business as well as increased shipping costs from PACT Act implementation for vape products and higher freight rates across all segments combined with the impact of the consolidation of Turning Point Brands Canada in the current year period.

Interest Expense, net. For the year ended December 31, 2021, interest expense, on a net basis, increased to $20.5 million from $13.5 million for the year ended December 31, 2020, primarily as a result the issuance of the Senior Secured Notes and related refinancing of the 2018 First Lien Credit Facility which increased the Company’s outstanding debt.

Investment Loss (Income). For the year ended December 31, 2021, investment loss increased to $6.7 million compared to $0.2 million of investment income for the year ended December 31, 2020, primarily as a result of $7.1 million impairment of our investment in dosist. See Note 11, “Other Assets” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the dosist investment.

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

Income Tax Expense. The Company’s income tax expense was $14.0 million, or 21.5% of income before income taxes, for the year ended December 31, 2022, and included discrete tax deductions of $7.5 million related to the forgiveness of the $7.5 million unsecured loan and $7.2 million relating to stock option exercises during the year. The Company’s income tax expense was $12.0 million, or 23.8% of income before income taxes, for the year ended December 31, 2020, and included a discrete tax deduction of $3.3 million relating to stock option exercises during the year and a discrete tax benefit of $0.6 million from the shutdown of the pension plan.

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

We define “EBITDA” as net income before interest expense, loss on extinguishment of debt, provision for income taxes, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, loss (gain) on extinguishment of debt, income tax expense, depreciation, amortization, other non-cash items, and other items we do not consider ordinary course in our evaluation of ongoing operating performance.

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
(in thousands)	Years ended December 31,
	2022	2021	2020
Consolidated net income	$11,641	$52,059	$38,192
Add:
Interest expense, net	19,524	20,500	13,487
Gain on extinguishment of debt	(885)	(2,154)	-
Income tax expense	4,849	14,040	11,957
Depreciation expense	3,388	3,105	3,237
Amortization expense	1,911	1,907	1,781
EBITDA	$40,428	$89,457	$68,654
Components of Adjusted EBITDA
Corporate and vapor restructuring (a)	3,444	1,026	517
ERP/CRM (b)	1,962	-	-
Stock options, restricted stock, and incentives expense (c)	5,273	7,557	2,555
Transactional expenses and strategic initiatives (d)	801	1,267	3,087
FDA PMTA (e)	4,554	1,668	14,435
Non-cash asset impairment (f)	41,136	7,100	-
Other (g)	-	-	988
Adjusted EBITDA	$97,598	$108,075	$90,236

(a)  Represents costs associated with corporate and vape restructuring, including severance.
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
(f)  Represents impairment of goodwill, intangible and investment assets.
(g)  Represents non-cash pension expense (income) and foreign exchange hedging.

Liquidity and Capital Resources

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under our New Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less cash and current liabilities, increased $29.4 million to $109.9 million at December 31, 2022, compared with $80.5 million at December 31, 2021. The increase in working capital is primarily due to increased inventory levels at December 31, 2022.

	As of
(in thousands)	December 31, 2022	December 31, 2021

Current assets	$151,251	$120,849
Current liabilities	41,376	40,336
Working capital	$109,875	$80,513

During the year ended December 31, 2022 and 2021, we invested $7.7 million and $6.2 million, respectively, in capital expenditures. We had unrestricted cash on hand of $106.4 million and $128.3 million as of December 31, 2022 and 2021, respectively. We had restricted assets of $31.0 million and $34.7 million as of December 31, 2022 and 2021, respectively. Restricted assets consist of escrow deposits under the MSA and insurance deposits. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Operating Activities

For the year ended December 31, 2022, net cash provided by operating activities decreased to $30.3 million from $68.2 million for the year ended December 31, 2021, a decrease of $37.9 million or 56%, primarily due to changes in working capital including an increase in inventory.

For the year ended December 31, 2021, net cash provided by operating activities increased to $68.2 million from $43.7 million for the year ended December 31, 2020, an increase of $24.5 million or 56%, primarily due to higher net income due to increased sales combined with the timing of changes in working capital.

Cash Flows from Investing Activities

For the year ended December 31, 2022, net cash used in investing activities decreased to $18.8 million from $58.8 million for the year ended December 31, 2021, a decrease of $40.0 million or 68%, primarily due to the decrease in acquisitions and investments.

For the year ended December 31, 2021, net cash used in investing activities decreased to $58.8 million from $64.8 million for the year ended December 31, 2020, a decrease of $6.0 million or 9.0%, primarily due to the decrease in acquisitions partially offset by the purchase of investments in our MSA escrow account which reflects the change in restricted cash.

Cash Flows from Financing Activities

For the year ended December 31, 2022, net cash used in financing activities was $43.3 million compared to net cash provided by financing activities of $57.1 million for the year ended December 31, 2021, a decrease of $100.4 million or 176%, primarily due to the net proceeds from the Senior Secured Notes partially offset by the repayment in full of the 2018 First Lien Term Loan in the first quarter of 2021.

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

Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2022 and 2021, in order of preference:

	December 31, 2022	December 31, 2021
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	162,500	172,500
Gross notes payable and long-term debt	412,500	422,500
Less deferred finance charges	(5,743)	(8,328)
Net notes payable and long-term debt	$406,757	$414,172

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

The Company may redeem the Senior Secured Notes, in whole or in part, at any time prior to February 15, 2023, at the redemption prices (expressed as a percentage of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, on the Senior Secured Notes to be redeemed to (but not including) the applicable redemption date if redeemed during the period indicated below:

On or after February 15, 2023	102.813%
On or after February 15, 2024	101.406%
On or after February 15, 2025 and thereafter	100.000%

If we experience a change of control (as defined in the Senior Secured Notes Indenture), we must offer to repurchase the Senior Secured Notes at a repurchase price equal to 101% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

The Senior Secured Notes Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2022 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility.

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

In the fourth quarter 2022, our wholly owned subsidiary purchased $10.0 million in aggregate principal of our Convertible Senior Notes on the open market for $9.0 million that remain in the Treasury and may be redeemed suspect to compliance with applicable securities law.  The transaction resulted in a $0.9 million gain on extinguishment of debt.  As of December 31, 2022, $162.5 million in aggregate principal amount remains outstanding.

The Convertible Senior Notes are convertible into approximately 3,029,699 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.6443 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.64 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2022.

The indenture covering the Convertible Senior Notes contains customary events of default.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.64 per and a cap price of $82.86 per, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

Distribution Agreements

For a description of our material distribution agreements, see “Item 1 Business—Distribution and Supply Agreements.”

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

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

Sales	Deposits as of December 31,
Year	2022	2021

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

Off-Balance Sheet Arrangements

During 2022, we executed various foreign exchange contracts for the purchase of €28.9 million and sale of €28.9 million with maturity dates ranging from August 2022 to June 2023. At December 31, 2022, we had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $1.2 million included in Other current assets and liability of $0.0 million included in Accrued liabilities at December 31, 2022. We had no interest rate swap contracts at December 31, 2022. During 2021, we did not execute any foreign exchange contracts.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, lease payments, debt service and capital expenditures. The Company’s contractual obligations primarily include long-term debt and lease obligations. For information regarding our long-term debt obligations and cash payment obligations thereunder, please see Note 13, “Notes Payable and Long-Term Debt” of our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. For information regarding our lease obligations and cash payment obligations thereunder, please see Note 16, “Lease Commitments” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In 2022, we spent $29.2 million to repurchase 1,021,052 shares at an average price of $28.62 per share and had $27.2 million of authorization remaining under our Board approved repurchase program.

Inflation

Inflation in general and the recent rapid increases in costs of goods and services, such as food and gas prices have had a substantial negative effect on the purchasing power of consumers. While historically, we have been able to pass on most cost increases to our consumers, no assurance can be given that we will continue to be able to do so. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

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

We regularly review our foreign currency risk and hedging programs and may as part of that review determine at any time to change our hedging policy. During 2022, we executed various foreign exchange contracts for the purchase of €28.9 million and sale of €28.9 million with maturity dates ranging from August 2022 to June 2023. At December 31, 2022, we had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. A 10% change in the euro to U.S. dollars exchange rate would change pre-tax income by approximately $2.1 million per year.

Credit Risk

At December 31, 2022 and 2021, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $105.2 million and $137.2 million, respectively. The Company has chosen to invest a portion of the MSA escrows, from time to time, in U.S. Government securities including Treasury notes and Treasury bonds.

We sell our products to distributors, retail establishments, and individual consumers throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2022, 2021, and 2020, we had no customers that accounted for more than 10% of our net sales. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

In February 2021, we issued the Senior Secured Notes in an aggregate principal amount of $250 million. In July 2019, we issued Convertible Senior Notes in an aggregate principal amount of $172.5 million. We carry the Senior Secured Notes and Convertible Senior Notes at face value. Since the Senior Secured Notes and Convertible Senior Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Senior Secured Notes and Convertible Senior Notes change when the market price of our stock fluctuates, or interest rates change.

Item 8. Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Turning Point Brands, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 15, 2023 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill Impairment Analysis for the NewGen Reporting Unit

As described in Note 10 to the financial statements, the Company impaired the goodwill balance of its NewGen reporting unit, and reported an impairment loss of $25.6 million for the year ended December 31, 2022, and as described in Note 2 to the financial statements, goodwill is tested for impairment, at the reporting unit level, at least annually on December 31 or more frequently if indicators of impairment require the performance of an interim impairment assessment.  To test goodwill for impairment, management compared the estimated fair value of the reporting unit, which was determined using a combination of an income approach, the discounted cash flow method, and a market approach, the guideline public company, with the carrying value of the reporting unit, including goodwill. Based on the amount by which the carrying value of the NewGen reporting unit exceeded its estimated fair value, the reporting unit’s goodwill balance was determined to be fully impaired.

We identified the goodwill impairment assessment for the NewGen reporting unit as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of this reporting unit, including management’s forecasts of expected revenue growth rates, management’s selection of the discount rate, management’s estimate of the terminal value, and management’s selection of guideline public companies. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimated fair value of the NewGen reporting unit for goodwill impairment testing.

Our audit procedures related to the assessment of goodwill impairment for the NewGen reporting unit included the following, among others:

•	Evaluated the reasonableness of management’s forecasts of revenue growth rates by comparing the projections to historical results and to publicly available market data.
•	Tested the accuracy of management’s estimation process by comparing current year results to prior year estimates.
•	We utilized valuation specialists to assist in the following, among others:
o	Evaluating the appropriateness of the valuation methods used by management and testing the mathematical accuracy of the calculations.
o
Evaluating the appropriateness of the methodology used by management to estimate the terminal value, comparing the inputs used by management to estimate the terminal value to market data, and testing the mathematical accuracy of the calculation.

o	Evaluating the reasonableness of the discount rate by comparing the underlying source information to publicly available market data and testing the mathematical accuracy of the calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Richmond, Virginia
March 15, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Turning Point Brands, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated March 15, 2023 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

There were deficiencies in the design and operation of information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. The business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

There were deficiencies in the design and operation of controls associated with the risk assessment component of the Company’s internal control framework, specifically as it relates to identifying risks around segregation of duties within the financial reporting function, and the identification of all risks relating to the financial statements and controls that would address such risks. This impacts business process controls (automated and manual) throughout financial reporting and the business transaction cycles.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 15, 2023 on those financial statements.

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

/s/ RSM US LLP

Richmond, Virginia
March 15, 2023

Turning Point Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2022 and 2021
(dollars in thousands except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$106,403	$128,320
Accounts receivable, net of allowances of $114 in 2022 and $262 in 2021	8,377	6,496
Inventories	119,915	87,607
Other current assets	22,959	26,746
Total current assets	257,654	249,169
Property, plant, and equipment, net	22,788	18,650
Deferred income taxes	8,443	1,363
Right of use assets	12,465	15,053
Deferred financing costs, net	282	388
Goodwill	136,253	162,333
Other intangible assets, net	83,592	87,485
Master Settlement Agreement (MSA) escrow deposits	27,980	31,720
Other assets	22,649	35,399
Total assets	$572,106	$601,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,355	$7,361
Accrued liabilities	33,001	32,937
Current portion of long-term debt	-	-
Other current liabilities	20	38
Total current liabilities	41,376	40,336
Notes payable and long-term debt	406,757	414,172
Lease liabilities	10,593	13,336
Total liabilities	458,726	467,844

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,801,623 issued shares, 17,485,163 outstanding shares at December 31, 2022, and 19,690,884 issued shares, 18,395,476 outstanding shares at December 31, 2021	198	197
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	113,242	108,811
Cost of repurchased common stock (2,316,460 shares at December 31, 2022 and 1,295,408 shares at December 31, 2021)	(78,093)	(48,869)
Accumulated other comprehensive loss	(2,393)	(195)
Accumulated earnings	78,691	71,460
Non-controlling interest	1,735	2,312
Total stockholders’ equity	113,380	133,716
Total liabilities and stockholders’ equity	$572,106	$601,560

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Income
for the years ended December 31, 2022, 2021, and 2020
(dollars in thousands except share data)

	For the year ended December 31,
	2022	2021	2020
Net sales	$415,013	$445,471	$405,111
Cost of sales	209,475	227,637	215,121
Gross profit	205,538	217,834	189,990
Selling, general, and administrative expenses	130,024	127,513	125,563
Operating income	75,514	90,321	64,427
Interest expense, net	19,524	20,500	13,487
Investment loss (gain)	13,303	6,673	(198)
Goodwill and intangible impairment loss	27,566	-	-
Gain on extinguishment of debt	(885)	(2,154)	-
Net periodic benefit cost, excluding service cost	-	-	989
Income before income taxes	16,006	65,302	50,149
Income tax expense	4,849	14,040	11,957
Consolidated net income	11,157	51,262	38,192
Net loss attributable to non-controlling interest	(484)	(797)	-
Net income attributable to Turning Point Brands, Inc.	$11,641	$52,059	$38,192

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.65	$2.75	$1.97
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.64	$2.52	$1.85
Weighted average common shares outstanding:
Basic	17,899,794	18,917,570	19,398,474
Diluted	18,055,015	22,381,994	22,937,441

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
for the years ended December 31, 2022, 2021, and 2020
(dollars in thousands)

	For the year ended December 31,
	2022	2021	2020
Consolidated net income	$11,157	$51,262	$38,192

Other comprehensive income (loss), net of tax
Amortization of unrealized pension and postretirement gain (loss), net of tax of $0 in 2022, $0 in 2021, and $57 in 2020	-	-	1,830
Unrealized (loss) gain on MSA investments, net of tax of $860 in 2022 and $81 in 2021 and $0 in 2020	(2,879)	(272)	-
Foreign currency translation, net of tax of $0 in 2022, 2021 and 2020	(269)	260	-
Unrealized gain (loss) on derivative instruments, net of tax of $273 in 2022, $813 in 2021 and $233 in 2020	857	2,634	(692)
	(2,291)	2,622	1,138

Consolidated comprehensive income	8,866	53,884	39,330
Comprehensive loss attributable to non-controlling interest	(577)	(615)	-
Comprehensive income attributable to Turning Point Brands, Inc.	$9,443	$54,499	$39,330

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2022, 2021, and 2020
(dollars in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Consolidated net income	$11,157	$51,262	$38,192
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(885)	(2,154)	-
Pension settlement and curtailment loss	-	-	1,188
(Gain) loss on sale of property, plant, and equipment	(9)	(54)	123
Impairment loss	-	-	149
Loss on goodwill impairment	25,585	-	-
Loss on intangible asset impairment	1,981	-	-
Loss on investments	13,570	7,100	-
Depreciation expense	3,388	3,105	3,237
Amortization of other intangible assets	1,911	1,907	1,781
Amortization of deferred financing costs	2,576	2,541	2,230
Deferred income taxes	(6,506)	(1,485)	4,742
Stock compensation expense	5,273	7,557	2,554
Noncash lease (income) expense	(29)	(167)	370
Gain on MSA escrow deposits	(54)	(255)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,103)	3,317	(2,112)
Inventories	(32,653)	(9)	(8,004)
Other current assets	4,581	(134)	(5,373)
Other assets	420	996	2,076
Accounts payable	1,240	(2,367)	(5,064)
Accrued postretirement liabilities	-	-	(54)
Accrued liabilities and other	830	(2,943)	7,643
Net cash provided by operating activities	$30,273	$68,217	$43,678

Cash flows from investing activities:
Capital expenditures	$(7,685)	$(6,156)	$(6,135)
Acquisitions, net of cash acquired	-	(16,416)	(39,441)
Payments for investments	(1,000)	(16,657)	(19,250)
Restricted cash, MSA escrow deposits	(10,170)	(19,664)	-
Proceeds on sale of property, plant and equipment	62	54	3
Net cash used in investing activities	$(18,793)	$(58,839)	$(64,823)

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (cont.)
for the years ended December 31, 2022, 2021, and 2020
(dollars in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from Senior Notes	$-	$250,000	$-
Payments of 2018 first lien term loan	-	(130,000)	(16,000)
Settlement of interest rate swaps	-	(3,573)	-
Payments of Convertible Senior Notes	(9,000)	-	-
Proceeds from call options	51	-	-
Payment of promissory note	-	(9,625)	-
Payment of IVG note	-	-	(4,240)
Proceeds from unsecured note	-	-	7,485
Standard Diversified Inc. reorganization, net of cash acquired	-	-	(1,737)
Payment of dividends	(4,250)	(4,096)	(3,802)
Payments of financing costs	-	(6,921)	(194)
Exercise of options	504	2,071	862
Redemption of options	(155)	(2,111)	(1,523)
Surrender of restricted stock	(1,229)	-	-
Common stock repurchased	(29,224)	(38,678)	(10,191)
Net cash provided by (used in) financing activities	$(43,303)	$57,067	$(29,340)

Net increase (decrease) in cash	$(31,823)	$66,445	$(50,485)
Effect of foreign currency translation on cash	$(320)	$191	$-

Cash, beginning of period:
Unrestricted	128,320	41,765	95,250
Restricted	15,155	35,074	32,074
Total cash at beginning of period	143,475	76,839	127,324

Cash, end of period:
Unrestricted	106,403	128,320	41,765
Restricted	4,929	15,155	35,074
Total cash at end of period	$111,332	$143,475	$76,839

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,717	$12,539	$11,455
Cash paid during the period for income taxes, net	$13,369	$16,063	$3,384

Supplemental schedule of noncash financing activities:
Issuance of note payable for acquisition	$-	$-	$10,000
Dividends declared not paid	$1,354	$1,261	$1,099

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2022, 2021, and 2020
(dollars in thousands)

					Accumulated
		Common	Additional	Cost of	Other	Accumulated	Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Earnings	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	(Deficit)	Interest	Total
Beginning balance January 1, 2020	19,680,673	$197	$100,530	$-	$(3,773)	$(8,872)	$-	$88,082

Unrecognized pension and postretirement cost adjustment, net of tax of $57	-	$-	$-	$-	$1,830	$-	$-	$1,830
Unrealized loss on derivative instruments, net of tax of $233	-	-	-	-	(692)	-	-	(692)
Stock compensation expense	-	-	2,554	-	-	-	-	2,554
Exercise of options	96,005	-	862	-	-	-	-	862
Redemption of options	-	-	(1,523)	-	-	-	-	(1,523)
Cost of repurchased common stock	(398,670)	-	-	(10,191)	-	-	-	(10,191)
Standard Diversified Inc. reorganization, net	(244,214)	(2)	-	-	-	(1,735)	-	(1,737)
Dividends	-	-	-	-	-	(3,940)	-	(3,940)
ReCreation acquisition	-	-	-	-	-	-	4,050	4,050
Net income	-	-	-	-	-	38,192	-	38,192
Ending balance December 31, 2020	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	$117,487

Unrealized loss on MSA investments, net of tax of $81	-	$-	$-	$-	$(272)	$-	$-	$(272)
Unrealized gain on derivative instruments, net of tax of $813	-	-	-	-	2,634	-	-	2,634
Foreign currency translation, net of tax of $0	-	-	-	-	78	-	182	260
Stock compensation expense	-	-	7,557	-	-	-	-	7,557
Exercise of options	158,420	2	2,069	-	-	-	-	2,071
Redemption of options	-	-	(2,111)	-	-	-	-	(2,111)
Cost of repurchased common stock	(896,738)	-	-	(38,678)	-	-	-	(38,678)
Acquisition of ReCreation Marketing interest	-	-	(1,127)	-	-	-	(1,123)	(2,250)
Dividends	-	-	-	-	-	(4,244)	-	(4,244)
Net income	-	-	-	-	-	52,059	(797)	51,262
Ending balance December 31, 2021	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $860	-	$-	$-	$-	$(2,879)	$-	$-	$(2,879)
Unrealized gain on derivative instruments, net of tax of $273	-	-	-	-	857	-	-	857
Foreign currency translation, net of tax of $0	-	-	-	-	(176)	-	(93)	(269)
Stock compensation expense	-	-	5,273	-	-	-	-	5,273
Exercise of options	35,394	1	503	-	-	-	-	504
Redemption of options	-	-	(155)	-	-	-	-	(155)
Issuance of performance based restricted stock units	69,756	-	-	-	-	-	-	-
Redemption of performance based restricted stock units	-	-	(1,141)	-	-	-	-	(1,141)
Issuance of restricted stock units	5,589	-	-	-	-	-	-	-
Redemption of restricted stock units	-	-	(88)	-	-	-	-	(88)
Cost of repurchased common stock	(1,021,052)	-	-	(29,224)	-	-	-	(29,224)
Settlement of call options, net of tax of $12	-	-	39	-	-	-	-	39
Dividends	-	-	-	-	-	(4,410)	-	(4,410)
Net income	-	-	-	-	-	11,641	(484)	11,157
Ending balance December 31, 2022	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to our next generation products to satisfy evolving consumer preferences. Our three focus segments are led by our core, proprietary brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment; along with our distribution platforms (Vapor Beast®, VaporFi® and Direct Vapor®) in the NewGen Products segment. The Company’s products are available in more than 217,000 retail outlets in North America. We operate in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) NewGen Products.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, deferred income tax valuation allowances, the valuation of investments and the valuation of inventory, including reserves.

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

The primary beneficiary of a VIE is the entity that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis.

Management of the Company has determined that Turning Point Brands Canada (formerly ReCreation Marketing) is a VIE for which the Company is considered the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance of Turning Point Brands Canada and the right to receive benefits and the obligation to absorb losses of Turning Point Brands Canada through the Company’s 65% equity interest, additional subordinated financing provided by the Company to Turning Point Brands Canada and the distribution agreement with Turning Point Brands Canada for the sale of the Company’s products that makes up a significant portion of Turning Point Brands Canada’s business activities.

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

A further requirement of ASC 606 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Company management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 20, “Segment Information”. An additional disaggregation of contract revenue by sales channel can be found within Note 20 as well.

Derivative Instruments

Foreign Currency Forward Contracts: The Company enters into foreign currency contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its foreign currency contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to 100% of its non-inventory purchases in the denominated invoice currency. Foreign currency contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. Gains and losses on these foreign currency contracts are transferred from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $24.2 million, $27.6 million, and $22.8 million in 2022, 2021, and 2020, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $0.6 million, $1.1 million, and $1.3 million in 2022, 2021, and 2020, respectively.

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

Goodwill and Other Intangible Assets

The Company follows the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for goodwill and other intangible assets. Goodwill is tested for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively.

When testing goodwill for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. The Company determines fair values for each of the reporting units using a combination of the income approach and/or market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, the Company selects peer sets based on close competitors and reviews the Revenue and EBITDA multiples to determine the fair value. See Note 10, “Goodwill and Other Intangible Assets” for further information on goodwill.

Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The Company’s fair value methodology is primarily based on the relief from royalty approach.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 3.5 to 15 years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $9.3 million, $12.1 million, and $5.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In a number of states targeted flavor bans have been proposed or enacted legislatively or through the administrative process. Depending on the number and location of such bans, that legislation or regulation could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The U.S. Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around our products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2022, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.0 million. At December 31, 2021, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.7 million. The drop in fair value was due to increasing interest rates affecting the fair value of US government securities held in the MSA escrow account. Inputs to the valuation methodology of the MSA escrow deposits when funds are invested include unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date. During 2022, no monies were deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

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

	As of December 31, 2022				As of December 31, 2021
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,929	$-	$-	$1,929	$12,155	$-	$-	$12,155
U.S. Governmental agency obligations (unrealized position < 12 months)	10,226	-	(1,251)	8,975	19,918	4	(357)	19,565
U.S. Governmental agency obligations (unrealized position > 12 months)	19,918	-	(2,842)	17,076	-	-	-	-
Total	$32,073	$-	$(4,093)	$27,980	$32,073	$4	$(357)	$31,720

As of
December 31, 2022
Less than one year	$-
One to five years	7,443
Five to ten years	20,746
Greater than ten years	1,955
Total	$30,144

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales	Deposits as of December 31,
Year	2022	2021
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

Federal Excise Taxes:  Tobacco products, cigarette papers, and cigarette tubes are subject to federal excise taxes.

Any future increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2022, federal excise taxes are not assessed on certain novel nicotine products, including nicotine pouches, e-cigarettes and related products.

As of December 31, 2022, approximately half of the states and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. In addition, there are several local taxing jurisdictions with an excise tax on e-cigarettes. A number of states have begun to enact taxes on other novel nicotine products, such as nicotine pouches, as well. We expect the number of states implementing taxes on new and novel nicotine products to increase. Several states have also implemented additional regulations on new and novel nicotine products, such as licensing requirements.

FDA: On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the FDA to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to also regulate cigars, pipe tobacco, e-cigarettes, vaporizers, e-liquids, and other nicotine-containing tobacco-derived products as “deemed” tobacco products under the FSPTCA.

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

In August 2016, the FDA’s regulatory authority under the Tobacco Control Act was extended to all tobacco products not previously covered, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our cigar and cigar wrap products as well as our vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

Subsequently, on April 14, 2022, the FDA Center for Tobacco Products also obtained jurisdiction over non-tobacco nicotine products (“NTN Products”), including synthetic nicotine. That law subjects NTN Products to the same requirements as tobacco-derived products, including not selling these products to persons under 21 years of age, not marketing these products as modified risk tobacco products without authorization, and not distributing free samples of these products. Additionally, NTN Products became subject to premarket filing requirements. Under the new law, manufacturers were required to file a PMTA by May 14, 2022, in order to continue selling products currently on the market. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review.

A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics but does not raise different questions of public health. We submitted premarket filings prior to the September 9, 2020 deadline for certain of our tobacco and tobacco-derived products, all of which remain under review. We likewise filed premarket submissions for certain of our NTN Products ahead of the May 14, 2022 deadline. We have continued to supplement these applications with additional information; however, there can be no guarantee that the FDA will accept such amendments or that the applications will meet the standard of “appropriate for the protection of public health.” The FDA has indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application. Despite these stated enforcement priorities, given the FDA’s limited resources we expect that for a period of time there may be a lack of enforcement, which may adversely impact our ability to compete in the marketplace against those who continue to sell unauthorized products. There can be no guarantee that the FDA will not shift its enforcement priorities or that it will increase in ability to enforce against unauthorized products over time.

The FDA has issued a number of rules related to premarket filings; however, those rules were not finalized prior to the September 9, 2020, deadline. On October 5, 2021, the FDA finalized two rules related to the Substantial Equivalence process and the Premarket Tobacco Product Application process, respectively, which both became effective November 4, 2021. Both final rules (collectively, the “Rules”) indicate that any new or additional requirements will not retroactively apply to currently pending PMTAs for tobacco and tobacco-derived products; however, the information outlined in the rule remains important to the FDA’s substantive review of an application. The FDA has yet to indicate how it might apply these Rules to NTN Product filings. We believe we have products that meet the Rules and have filed premarket filings supporting a showing of the respective required standards. However, there is no assurance that the FDA’s guidance or regulations will not change, or that the FDA will not prioritize its enforcement in a manner that negatively affects our pending applications, or that unforeseen circumstances will not arise that prevent us from sufficiently supplementing or completing our applications or otherwise increases the amount of time and money we are required to spend to receive all necessary marketing orders. Although we filed many premarket applications in a timely manner, no assurance can be given that the applications will ultimately be successful. This may result in the prioritization of supplementing or completing applications for high priority SKUs in our inventory position, which could adversely impact future revenues generated by lower priority SKUs.

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

On May 4, 2022, the FDA proposed two tobacco product standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor in cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. On June 21, 2022, the FDA also issued a proposed product standard related to restricting the level of nicotine in traditional cigarettes. These product standards are required to go through the formal rulemaking process where we have the opportunity to comment on the proposed rule with regard to any impact on any of our products. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

Prevent All Cigarette Trafficking Act (“PACT Act”): On December 27, 2020, the PACT Act as part of the Further Consolidated Appropriations Act, 2021, was signed into law. This law included an amendment to the Jenkins Act expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” or ENDS, and required that the U.S. Postal Service (“USPS”) promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. USPS issued its final rule on October 21, 2021. We have received appropriate shipping exemptions from carrier services we use to carry the affected freight. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, we could lose our shipping exemptions, be subject to civil or criminal penalties, or there could be a material adverse effect on our business, results of operations and financial condition.

Concentration of Credit Risk:  At December 31, 2022 and 2021, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $105.2 million and $137.2 million, respectively. During 2022 and 2021, the Company invested a portion of the MSA escrow accounts in U.S. Government securities including TIPS, Treasury notes, and Treasury bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the U.S. and also sells Zig-Zag® premium cigarette papers in Canada and some smaller quantities in other countries. The Company had no customers that accounted for more than 10% of net sales for 2022, 2021, or 2020. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts during 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Balance at beginning of period	$262	$150
Additions to allowance account during period	191	237
Deductions of allowance account during period	(339)	(125)
Balance at end of period	$114	$262

Note 3. Acquisitions

Unitabac

In July 2021, the Company acquired certain assets of Unitabac, a marketer of mass-market cigars, for $10.7 million in total consideration, comprised of $9.6 million in cash and $1.1 million of capitalized transaction costs. The acquired assets are comprised of a portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (“NT”) Homogenized Tobacco Leaf (“HTL”) products and Rolled Leaf and Natural Leaf Cigarillo Products. The transaction was accounted for as an asset purchase with $10.0 million assigned to intellectual property, which has an indefinite life, and $0.7 million assigned to inventory. The intellectual property asset is deductible for tax purposes.

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2022, the Company executed various foreign exchange contracts, which met hedge accounting requirements for the purchase of €28.9 million and sale of €28.9 million. The Company did not execute any foreign exchange contracts during 2021.

At December 31, 2022, the Company had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The foreign currency contracts’ fair value at December 31, 2022, resulted in an asset of $1.2 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. At December 31, 2021, the Company had no forward contracts. Losses of $0.1 million were reclassified from Accumulated other comprehensive loss to Cost of sales for the years ended December 31, 2022. There were no amounts reclassified from Accumulated other comprehensive loss in 2021 or 2020.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fixed LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value was recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective. Losses of $0.1 million and $1.5 million were reclassified into interest expense for the years ended December 31, 2021 and 2020, respectively. The Company terminated the interest rate swap agreements in conjunction with the prepayment of all outstanding amounts under the 2018 First Lien Credit Facility (as defined below) in the first quarter of 2021 with an early termination payment made by the Company in the amount of $3.6 million which was reclassified out of accumulated other comprehensive loss into loss on extinguishment of debt.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined below) bear interest at a rate of 5.625% per year. As of December 31, 2022, the fair value approximated $226.4 million, with a carrying value of $250 million.  As of December 31, 2021, the fair value approximated $250 million with a carrying value of $250 million.

The Convertible Senior Notes bear interest at a rate of 2.50% per year. As of December 31, 2022, the fair value approximated $139.2 million, with a carrying value of $162.5 million. As of December 31, 2021, the fair value approximated $159.8 million, with a carrying value of $172.5 million.

See Note 13, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Exchange

At December 31, 2022, the Company had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The fair value of the foreign exchange contracts are based upon quoted market prices for similar instruments, thus leading to a Level 2 classification within the fair value hierarchy, and resulted in an asset of $1.2 million and a liability of $0.0 million as of December 31, 2022. At December 31, 2021, the Company had no foreign currency contracts. As there were no open contracts as of December 31, 2021, there is no resulting balance sheet position related to the fair value.

Note 6. Inventories

The components of inventories are as follows:

	December 31,	December 31,
	2022	2021
Raw materials and work in process	$7,283	$6,936
Leaf tobacco	43,468	35,900
Finished goods - Zig-Zag Products	42,279	25,663
Finished goods - Stoker’s Products	9,667	8,959
Finished goods - NewGen Products	15,431	8,591
Other	1,787	1,558
Inventories	$119,915	$87,607

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2022	2021
Balance at beginning of period	$(7,668)	$(9,924)
Charged to cost and expense	(987)	(2,795)
Deductions for inventory disposed	4,122	5,051
Balance at end of period	$(4,533)	$(7,668)

Note 7. Other Current Assets

Other current assets consists of:

	December 31,	December 31,
	2022	2021
Inventory deposits	$6,395	$12,091
Insurance deposit	3,000	3,000
Prepaid taxes	448	-
Other	13,116	11,655
Total	$22,959	$26,746

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment consists of:

	December 31,	December 31,
	2022	2021
Land	$22	$22
Buildings and improvements	3,096	3,096
Leasehold improvements	5,404	5,374
Machinery and equipment	25,832	19,591
Furniture and fixtures	9,264	9,402
Gross property, plant and equipment	43,618	37,485
Accumulated depreciation	(20,830)	(18,835)
Net property, plant and equipment	$22,788	$18,650

Note 9. Deferred Financing Costs, Net

Deferred financing costs relating to the 2021 Revolving Credit Facility consist of:

	December 31,	December 31,
	2022	2021
Deferred financing costs, net of accumulated amortization of $200 and $94, respectively	$282	$388

Note 10. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Zig-Zag	Stoker’s	NewGen	Total
Balance as of December 31, 2020	$101,446	$32,590	$25,585	$159,621

Acquisitions	2,530	-	-	2,530
Cumulative translation adjustment	182	-	-	182
Balance as of December 31, 2021	$104,158	$32,590	$25,585	$162,333

Acquisitions	-	-	-	-
Impairment	-	-	(25,585)	(25,585)
Cumulative translation adjustment	(495)	-	-	(495)
Balance as of December 31, 2022	$103,663	$32,590	$-	$136,253

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value.

The Company performed quantitative testing on its NewGen reporting unit as of December 31, 2022, using a combination of the income approach utilizing Level 3 unobservable inputs and the market approach. Based on the analysis performed the Company concluded that the carrying amount of the reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $25.6 million included in Goodwill and intangible impairment loss for the year ended December 31, 2022. Continued regulatory uncertainty in the vape industry, along with revised views of recovery in the vape industry based on a leadership change in the fourth quarter 2022, resulted in the impairment.

The Company performed quantitative testing on its two remaining reporting units as part of its annual impairment test and determined that no further goodwill impairments existed. For the quantitative assessment, the Company used a combination of discounted cash flow models (income approach) utilizing Level 3 unobservable inputs and the Guideline Public Company Method (market approach). The Company’s significant assumptions in these analyses include, but are not limited to, projected revenue, the weighted average cost of capital, the terminal growth rate, derived multiples from comparable market transactions and other market data.

The Company’s goodwill impairment analysis referenced above used the discounted cash flow model (income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met or if discount rates change, the Company may have to record additional impairment charges in future periods. The Company also used the Guideline Public Company Method (market approach). The significant assumptions used in this analysis include, but are not limited to, the derived multiples from comparable market transactions and other market data. The selection of comparable businesses is based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products. The Company probability-weighted scenarios for both the income and market approaches and also applied an overall probability-weighting to the income and market approaches to determine the concluded fair value of the reporting unit given the uncertainty in the current economic environment to determine the concluded fair value of the reporting unit. The Company believes the current assumptions and estimates utilized in the income and market approaches are both reasonable and appropriate.

The following tables summarize information about the Company’s other intangible assets. Gross carrying amounts of unamortized, indefinite-lived intangible assets are shown below:

	December 31, 2022				December 31, 2021
	Zig-Zag	Stoker’s	NewGen	Total	Zig-Zag	Stoker’s	NewGen	Total
Unamortized, indefinite life intangible assets:
Trade names	$-	$8,500	$9,162	$17,662	$-	$8,500	$10,786	$19,286
Formulas	52,217	53	-	52,270	52,217	53	-	52,270
Total	$52,217	$8,553	$9,162	$69,932	$52,217	$8,553	$10,786	$71,556

In the fourth quarter 2022, based on its annual impairment testing the fair value of the trade name in the NewGen segment was less than its carrying amount resulting in an impairment of $1.6 million included in Goodwill and intangible impairment loss for the year ended December 31, 2022. The circumstances giving rise to this impairment are consistent with those resulting in the NewGen goodwill impairment discussed above. As a result of such circumstance, as of January 1, 2023 the Company will begin to amortize this trade name over its estimated useful life of 15 years and transferred the asset to amortized intangible assets consistent with its other trade names.

Amortized intangible assets consists of:

	Zig-Zag				Stoker’s				NewGen
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization
Amortized intangible assets:
Customer relationships (useful life of 8-10 years)	$-	$-	$-	$-	$-	$-	$-	$-	$6,936	$4,768	$6,936	$3,939
Trade names (useful life of 15 years)	-	-	-	-	2,372	475	2,372	316	7,158	2,137	7,158	1,677
Master distribution agreement (useful life of 15 years)	5,489	915	5,489	549	-	-	-	-	-	-	-	-
Franchise agreements (useful life of 8 years)	-	-	-	-	-	-	-	-	780	780	780	325
Non-compete agreements (useful life of 3.5 years)	-	-	-	-	-	-	-	-	100	100	100	100
Total	$5,489	$915	$5,489	$549	$2,372	$475	$2,372	$316	$14,974	$7,785	$14,974	$6,041

In the fourth quarter 2022, the Company recorded an asset impairment charge of $0.3 million related to the franchise agreements intangible asset within the NewGen segment included in Goodwill and intangible impairment loss for the year ended December 31, 2022. The Company exited the franchise business and determined that the intangible asset was fully impaired.

Annual amortization expense for the next five years is estimated to be approximately $2.2 million for 2023 and 2024 and $1.6 million for 2025 through 2027, assuming no additional transactions occur that require the amortization of intangible assets.

Note 11. Other Assets

Other assets consists of:

	December 31,	December 31,
	2022	2021
Equity investments	$13,376	$25,649
Debt security investment	7,820	8,000
Other	1,453	1,750
Total	$22,649	$35,399

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes.
Equity Investments

In April 2022, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products. Purchases of inventory from Docklight Brands, Inc. were $0.1 million and $0.0 million in 2022 and 2021, respectively. There were no amounts payable to Docklight Brands, Inc. at December 31, 2022 and 2021.

In October 2020, the Company acquired a 20% stake in Wild Hempettes LLC (“Wild Hempettes”), a leading manufacturer of hemp cigarettes under the WildHemp™ and Hempettes™ brands, for $2.5 million. The Company has options to increase its stake to a 100% ownership position based on certain milestones. As part of the transaction, the Wild Hempettes joint venture was spun off from Crown Distributing LLC and formed as a vehicle for the Company to be the exclusive distributor of Hempettes™ to U.S. bricks and mortar retailers under a profit-sharing arrangement. The Company has provided Wild Hempettes with a secured line of credit up to $2.0 million with a term up to 5 years. The Company accounts for its investment in Wild Hempettes as an equity method investment. The Company recorded investment loss of $0.1 million and income $0.1 million for years ended December 31, 2022 and 2021, respectively. Purchases of inventory from Wild Hempettes was $0.4 million and $2.1 million in 2022 and 2021, respectively. There were no amounts payable to Wild Hempettes at December 31, 2022 and 2021.

In October 2020, the Company invested $15.0 million in dosistTM, a global cannabinoid company. The Company received a warrant exercisable for preferred shares of dosistTM that will automatically be exercised upon the changing of certain federal cannabis laws in the U.S., rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis in the U.S.. In the fourth quarter 2021, based on the financial results of dosistTM and the overall cannabinoid market, the Company deemed our investment was impaired resulting in the fair value of our investment decreasing to $7.9 million resulting in a loss of $7.1 million which was recorded in investment loss for the year ended December 31, 2021. In the second and fourth quarters of 2022, based on contemplated sales of the assets of dosistTM, the Company deemed its investment was impaired resulting in decreasing of the fair value of the investment to $1.6 million and $0.0, respectively. These impairments resulted in a loss of $7.9 million which is recorded in investment loss for the year ended December 31, 2022. Fair value was determined using a valuation derived from a relevant market index (Level 2) and relevant revenue multiples (Level 3). The valuations were probability weighted based on anticipated outcomes. Given the significance of the Level 3 input to the valuation, the Company has determined that the non-recurring valuation resulted in a Level 3 classification within the fair value hierarchy. There were no purchases of inventory from dosistTM in 2022 or 2021.

In October 2020, the Company invested $1.8 million in BOMANI Cold Buzz, LLC (“BOMANI”), a manufacturer of alcohol-infused cold brew coffee. The Company received rights to receive equity in BOMANI in the event of an equity financing. There were no purchases of inventory from BOMANI in 2022 or 2021.

The Company has a minority ownership position in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. In October 2020, CASH merged with Real Brands, Inc. (“Real Brands”), an over the counter traded shell company. CASH continued business under the Real Brands name. The Company maintained its ownership position in Real Brands subsequent to the merger. In the fourth quarter 2022, as a result of a significant decline in the enterprise value, the Company determined that the fair value of the investment was $0.0 and fully impaired the investment. The impairment resulted in a loss of $4.3 million which is recorded in investment loss for the year ended December 31, 2022. There were no purchases of inventory from Real Brands in 2022 or 2021. There were no amounts payable to Real Brands at December 31, 2022 and 2021.

In December 2018, the Company acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from 5G gaming LLC for $0.4 million. There were no amounts payable to General Wireless Operations, Inc. at December 31, 2022 and 2021.

Debt Security Investment

In July 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal. The Company invested in the form of a convertible note which includes additional follow-on investment rights. The accrued interest of $0.2 million was rolled into the note in July 2022 resulting in a total investment of $9.2 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026. Interest and principal are receivable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on sales levels of Old Pal meeting certain thresholds. The weighted average interest rate was 3.0% for the year ended December 31, 2022. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of December 31, 2022. Additionally, the Company has the right to convert the note into shares at any time after January 1, 2022. The Company has classified the debt security with Old Pal as available for sale. The Company records the debt security at fair value and includes unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. The Company reports interest income on available for sale debt securities, in interest income in our Consolidated Statements of Income. Quarterly, we perform a qualitative assessment to determine if the fair value of the investment could be less than the amortized cost basis.  The fourth quarter 2022 qualitative assessment determined that the fair value of the investment could be less than the amortized cost basis and therefore the Company performed a quantitative assessment of the fair value of the investment.  The fair value as of December 31, 2022 was determined to be $7.9 million based on a Monte Carlo simulation (Level 3).  The Company determined that the impairment was a result of credit related factors and, as such, recorded an allowance for credit losses of $1.4 million which is included in investment loss for the year ended December 31, 2022.  The Company has recorded accrued interest receivable of $0.1 million at December 31, 2022, in other current assets on our Consolidated Balance Sheets.

Note 12. Accrued Liabilities

Accrued liabilities consists of:

	December 31,	December 31,
	2022	2021
Accrued payroll and related items	$7,685	$6,974
Customer returns and allowances	7,291	6,497
Taxes payable	1,867	2,053
Lease liabilities	3,102	2,976
Accrued interest	7,277	7,318
Other	5,779	7,119
Total	$33,001	$32,937

Note 13. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	December 31,	December 31,
	2022	2021
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	162,500	172,500
Gross notes payable and long-term debt	412,500	422,500
Less deferred finance charges	(5,743)	(8,328)
Net notes payable and long-term debt	$406,757	$414,172

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

The Company may redeem the Senior Secured Notes, in whole or in part, at any time prior to February 15, 2023, at the redemption prices (expressed as a percentage of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, on the Senior Secured Notes to be redeemed to (but not including) the applicable redemption date if redeemed during the period indicated below:

On or after February 15, 2023	102.813%
On or after February 15, 2024	101.406%
On or after February 15, 2025 and thereafter	100.000%

If the Company experiences a change of control (as defined in the Senior Secured Notes Indenture), the Company must offer to repurchase the Senior Secured Notes at a repurchase price equal to 101% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. See Note 22, “ Dividends and Share Repurchases”, for further information regarding dividend restrictions. The Indenture provides for customary events of default.

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

2018 Credit Facility

On March 7, 2018, the Company entered into $250 million of credit facilities consisting of a $160 million 2018 First Lien Term Loan and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”), in each case, with Fifth Third Bank, as administrative agent, and other lenders, in addition to a $40 million 2018 Second Lien Term Loan (the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility contained a $40 million accordion feature. In the first quarter 2021, the Company used a portion of the proceeds from the issuance of the Senior Secured Notes to prepay all outstanding amounts under and terminate the 2018 First Lien Credit Facility in the amount of $130.0 million, and the transaction resulted in a $5.7 million loss on extinguishment of debt, which includes a $3.6 million loss from the early termination of the interest rate swap agreement.

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

In the fourth quarter 2022 a wholly owned subsidiary of the Company purchased $10.0 million in aggregate principal of its Convertible Senior Notes on the open market for $9.0 million that remain in the Treasury and may be redeemed subject to compliance with applicable securities law. The transaction resulted in a $0.9 million gain on extinguishment of debt. As of December 31, 2022, $162.5 million aggregate principal remains outstanding. The Convertible Senior Notes are convertible into approximately 3,029,699 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.6443 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.64 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2022.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.64 per and a cap price of $82.86 per, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

Note 14. Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2022			2021			2020
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$8,457	$(4,713)	$3,744	$11,315	$(583)	$10,732	$5,285	$3,642	$8,927
State and Local	2,815	(1,291)	1,524	4,210	(637)	3,573	1,930	1,100	3,030
Foreign	83	(502)	(419)	-	(265)	(265)	-	-	-
Total	$11,355	$(6,506)	$4,849	$15,525	$(1,485)	$14,040	$7,215	$4,742	$11,957

Deferred tax assets and liabilities consists of:

	December 31,		December 31,
	2022		2021
	Assets	Liabilities	Assets	Liabilities
Inventory	$1,384	$-	$2,096	$2
Property, plant, and equipment	-	2,856	-	3,259
Goodwill and other intangible assets	-	2,812	-	8,573
Foreign NOL carryforward	561	-	265	-
State NOL carryforward	2,483	-	2,421	-
Unrealized loss on investments	5,168	-	1,322	-
Leases	3,544	3,222	4,150	3,826
Original issue discount	1,604	-	2,720	-
Other	8,614	2,963	9,003	2,305
Gross deferred income taxes	23,358	11,853	21,977	17,965
Valuation allowance	(3,062)	-	(2,649)	-
Net deferred income taxes	$20,296	$11,853	$19,328	$17,965

At December 31, 2022, the Company had state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $30.7 million, which expire between 2034 and 2042, $24.0 million of which has an indefinite carryforward period. The Company has determined that, at December 31, 2022 and 2021, its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance for state NOL carryforwards of $2.4 million and $2.6 million has been recorded at December 2022 and 2021, respectively.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2022, 2021, and 2020, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2019.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31 is as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	-0.5%	-0.1%	0.0%
State taxes	5.7%	3.4%	2.9%
Permanent differences	-0.2%	-4.1%	-1.6%
Other	1.7%	0.7%	4.7%
Valuation allowance	2.6%	0.6%	-3.2%
Effective income tax rate	30.3%	21.5%	23.8%

The permanent differences for the year ended December 31, 2022 are not significant in the aggregate. The permanent difference for the year December 31, 2021 are primarily related to income tax benefits of $7.5 million ($1.6 million tax effected) as a result of the forgiveness of the $7.5 million unsecured loan and $7.2 million ($1.5 million tax effected) as a result of stock option exercises. The permanent differences for the years ended December 31, 2020  are primarily related to income tax benefits of $3.3 million ($0.7 million tax effected) as a result of stock option exercises.

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$-	$-	$-	$-	$-	$-
Interest cost	-	-	190	-	-	-
Expected return on plan assets	-	-	(322)	-	-	-
Amortization of (gains) losses	-	-	72	-	-	(131)
Settlement and Curtailment loss (gain)	-	-	1,180	-	-	-
Net periodic benefit cost (income)	$-	$-	$1,120	$-	$-	$(131)

The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2022 and 2021 Plan Years, the Company contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, the Company matched the contribution by 100%. Additionally, for all years presented, the Company made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Company contributions to this plan were approximately $1.5 million for 2022, $1.6 million for 2021 and $1.6 million for 2020.

Note 16. Lease Commitments

The Company’s operating leases consist primarily of leased property for manufacturing warehouse, head offices and retail space. The Company’s capital leases consist of vehicle leases. In general, the Company does not recognize any renewal periods within the lease terms as there are not significant barriers to ending the lease at the initial term. Lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consists of the following:

	For the year ended December 31,
	2022	2021	2020
Operating lease cost
Cost of sales	$940	$907	$908
Selling, general and administrative	1,622	1,907	1,480
Variable lease cost (1)	765	1,182	587
Short-term lease cost	37	48	131
Sublease income	-	(60)	(120)
Total	$3,364	$3,984	$2,986

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	For the year ended December 31,
	2022	2021	2020
Financing lease cost
Selling, general and administrative	$1,138	$1,094	$922
Total	$1,138	$1,094	$922

	December 31,	December 31,
	2022	2021
Assets:
Right of use assets - Operating	$10,967	$12,883
Right of use assets - Financing	1,498	2,170
Total lease assets	$12,465	$15,053

Liabilities:
Current lease liabilities - Operating (2)	$2,007	$1,950
Current lease liabilities - Financing (2)	1,095	1,026
Long-term lease liabilities - Operating	10,243	12,261
Long-term lease liabilities - Financing	350	1,075
Total lease liabilities	$13,695	$16,312

(2)	Reported within accrued liabilities on the balance sheet

	As of December 31,
	2022	2021
Weighted-average remaining lease term - operating leases	6.5 years	7.3 years
Weighted-average discount rate - operating leases	5.19%	5.21%
Weighted-average remaining lease term - financing leases	1.8 years	2.0 years
Weighted-average discount rate - financing leases	3.42%	3.37%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

Maturities of operating lease liabilities consisted of the following:

December 31,
2022
2023	$2,564
2024	2,392
2025	2,121
2026	2,084
2027	2,035
Years thereafter	5,344
Total lease payments	$16,540
Less: Imputed interest	4,290
Present value of lease liabilities	$12,250

Maturities of financing lease liabilities consisted of the following:

December 31,
2022
2023	$1,122
2024	174
2025	129
2026	63
Total lease payments	$1,488
Less: Imputed interest	43
Present value of lease liabilities	$1,445

Note 17. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2022, net of forfeitures, there were 103,282 Restricted Stock Units (“RSUs”),  109,119 options and 16,978 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 1,160,673 shares available for grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2020	711,060	19.58	6.42

Granted	119,500	50.93	13.58
Exercised	(202,768)	10.22	6.35
Forfeited	(7,957)	33.22	9.63
Outstanding, December 31, 2021	619,835	$28.51	$8.70

Granted	114,827	30.58	10.34
Exercised	(40,331)	12.49	4.08
Forfeited	(11,117)	32.60	9.35
Outstanding, December 31, 2022	683,214	$29.74	$9.24

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020, was $0.7 million, $7.9 million, and $3.7 million, respectively.

At December 31, 2022, under the 2006 Plan, the outstanding stock options’ exercise price for 74,379 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 1.50 years for the options with the $3.83 exercise price. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, a volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At December 31, 2022, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions for options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	October 24,	March 18,	February 18,	May 3,
	2017	2017	2018	2019	2019	2020	2021	2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at December 31, 2022	20,000	44,983	58,067	141,784	25,000	93,248	93,448	12,000
Number exercisable at December 31, 2022	20,000	44,983	58,067	141,784	25,000	61,081	39,097	4,080
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	4.12	4.38	5.19	6.22	6.82	7.22	8.14	8.34
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions for options granted under the 2021 Plan.

	May 17,	March 14,	April 29,
	2021	2022	2022
Number of options granted	7,500	100,000	14,827
Options outstanding at December 31, 2022	7,500	98,148	14,827
Number exercisable at December 31, 2022	2,550	-	-
Exercise price	$45.05	$30.46	$31.39
Remaining lives	8.38	9.21	9.33
Risk free interest rate	0.84%	2.10%	2.92%
Expected volatility	31.50%	35.33%	35.33%
Expected life	6.000	6.000	6.000
Dividend yield	0.63%	1.01%	0.98%
Fair value at grant date	$13.23	$10.23	$11.07

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $1.1 million, $2.3 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total unrecognized compensation expense related to options at December 31, 2022, is $0.7 million, which will be expensed over 1.77 years.

Performance-based restricted stock units are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of common stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a three to five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied. At December 31, 2022, there are 469,733 PRSUs outstanding, 469,733 of which are unvested. The following table outlines the PRSUs granted and outstanding as of December 31, 2022.

	March 7,	March 20,	July 19,	March 18,	December 28,	February 18,	March 14,
	2018	2019	2019	2020	2020	2021	2022
Number of PRSUs granted	96,000	92,500	88,582	94,000	88,169	100,000	49,996
PRSUs outstanding at December 31, 2022	89,600	77,380	21,342	85,810	58,779	91,190	45,632
Fair value as of grant date	$21.21	$47.58	$52.15	$14.85	$46.42	$51.75	$30.46
Remaining lives	-	1.00	-	2.00	1.00	3.00	4.00

The Company recorded compensation expense related to the PRSUs of approximately $2.9 million, $5.0 million and $1.4 million in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2022, is $2.5 million, which will be expensed over the service period based on the probability of achieving the performance condition.

RSUs are stock units subject to service-based vesting conditions from one to five years. At December 31, 2022, there are 89,696 RSUs outstanding, 89,696 of which are unvested. The following table outlines the RSUs granted and outstanding as of December 31, 2022.

	March 14,	March 14,	April 29,	April 29,
	2022	2022	2022	2022
Number of RSUs granted	50,004	28,726	11,393	4,522
RSUs outstanding at December 31, 2022	45,055	28,726	11,393	4,522
Fair value as of grant date	$30.46	$30.46	$31.39	$31.39
Remaining lives	4.00	2.00	0.32	4.00

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $1.3 million, $0.3 million and $0.0 for the years ended December 31, 2022, 2021 and 2020, respectively. Total unrecognized compensation expense related to RSUs at December 31, 2022, is $1.6 million, which will be expensed over 3.36 years.

Note 18. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of SDI with a TPB subsidiary pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. The complaint purports to assert two derivative counts for breach of fiduciary duty on TPB’s behalf and against the TPB Board of Directors and certain SDI affiliates. The third count purports to assert a direct claim against TPB and its Board of Directors based on allegations that TPB’s Amended and Restated Bylaws are inconsistent with TPB’s certificate of incorporation. On October 26, 2020, the TPB Board of Directors adopted Amendment No. 1 to TPB’s Amended and Restated Bylaws, which amended the challenged section of the bylaws. On June 30, 2021, the court granted in part and denied in part the defendants’ motions to dismiss. Among other things, the court dismissed TPB director H.C. Charles Diao as a defendant in the action and dismissed the third count of the plaintiff’s complaint as moot. The remaining defendants attended a mediation in late November 2022 where a tentative settlement was reached. The impact to the Company is not expected to be material.

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

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time-to-time responding parties to arbitration demands brought by franchisees. We have reached an agreement to arbitrate a claim brought by a former franchisee. This matter relates to the termination of the franchise agreement by the franchisor for failure to pay franchising fees and our subsequent demand that the franchisee cease using our marks and de-image locations formerly housing the franchises. The franchisee is claiming tortious interference and conversion. We believe the franchisor’s ultimate termination of the franchise agreement for multiple uncured material defaults by the franchisee was proper. We believe we have good and valid substantive defenses against the claims and intend on vigorously defending our interests in this matter.

Note 19. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	December 31, 2022			December 31, 2021			December 31, 2020
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$11,641			$52,059			$38,192

Denominator
Weighted average		17,899,794	$0.65		18,917,570	$2.75		19,398,474	$1.97

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$11,641			$52,059			$38,192
Interest expense related to Convertible Senior Notes, net of tax	-			4,317			4,188
Diluted consolidated net income	$11,641			$56,376			$42,380

Denominator
Basic weighted average		17,899,794			18,917,570			19,398,474
Convertible Senior Notes (1)		-			3,208,172			3,202,808
Stock options		155,221			256,252			336,159
		18,055,015	$0.64		22,381,994	$2.52		22,937,441	$1.85

(1)	The effect of 3,208,172 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the effect would have been antidilutive.

Note 20. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Zig-Zag Products; (2) Stoker’s Products; and (3) NewGen Products. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; and (b) finished cigars and MYO cigar wraps and (c) CLIPPER reusable lighters. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose-leaf chewing tobacco products. The NewGen segment (a) markets and distributes liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via Vapor Beast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the U.S. and Canada while products in the NewGen segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the U.S. The Other segment includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries. The Company had no customer that accounted for more than 10% of net sales in 2022, 2021, or 2020.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reportable segments:

	For the year ended December 31,
	2022	2021	2020

Net sales
Zig-Zag products	$190,403	$176,491	$132,812
Stoker’s products	130,826	124,280	115,866
NewGen products	93,784	144,700	156,433
Total	$415,013	$445,471	$405,111

Gross profit
Zig-Zag products	$106,576	$102,739	$78,278
Stoker’s products	71,254	68,084	61,764
NewGen products	27,708	47,011	49,948
Total	$205,538	$217,834	$189,990

Operating income (loss)
Zig-Zag products	$73,342	$77,109	$61,932
Stoker’s products	53,331	52,073	45,042
NewGen products	1,506	2,263	5,801
Corporate unallocated (1)(2)	(52,665)	(41,124)	(48,348)
Total	$75,514	$90,321	$64,427

Interest expense, net	19,524	20,500	13,487
Investment loss (income)	13,303	6,673	(198)
Goodwill and intangible impariment loss	27,566	-	-
Gain on extinguishment of debt	(885)	(2,154)	-
Net periodic benefit (income) cost, excluding service cost	-	-	989

Income before income taxes	$16,006	$65,302	$50,149

Capital expenditures
Zig-Zag products	$4,641	$141	$-
Stoker’s products	3,044	5,960	5,815
NewGen products	-	55	320
Total	$7,685	$6,156	$6,135

Depreciation and amortization
Zig-Zag products	$412	$388	$182
Stoker’s products	2,972	2,565	2,215
NewGen products	1,915	2,059	2,621
Total	$5,299	$5,012	$5,018

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $4.6 million, $2.6 million and $14.4 million in 2022, 2021 and 2020, respectively.

	December 31,	December 31,
	2022	2021
Assets
Zig-Zag products	$225,893	$227,554
Stoker’s products	151,241	142,334
NewGen products	39,624	72,746
Corporate unallocated (1)	155,348	158,926
Total	$572,106	$601,560

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while NewGen sales are made business to business and business to consumer, both online and through our corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	For the year ended December 31,
	2022	2021	2020

Business to Business	$76,462	$107,235	$107,976
Business to Consumer - Online	16,836	37,069	43,517
Business to Consumer - Corporate store	-	-	4,751
Other	486	396	189
Total	$93,784	$144,700	$156,433

Net Sales:  Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the year ended December 31,
	2022	2021	2020
Domestic	$381,723	$415,514	$391,705
Foreign	33,290	29,957	13,406
Total	$415,013	$445,471	$405,111

Note 21. Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results:

	1st	2nd	3rd	4th
2022
Net sales	$100,894	$102,925	$107,802	$103,392
Gross profit	51,794	51,469	52,712	49,563
Net income attributable to Turning Point Brands, Inc.	10,998	5,424	11,536	(16,317)
Basic net income attributable to Turning Point Brands, Inc. per share	0.60	0.30	0.65	(0.93)
Diluted net income attributable to Turning Point Brands, Inc. per share	$0.55	$0.30	$0.60	$(0.93	)(1)

2021
Net sales	$107,641	$122,643	$109,904	$105,283
Gross profit	53,261	59,973	54,269	50,331
Net income attributable to Turning Point Brands, Inc.	11,783	15,355	13,468	11,454
Basic net income attributable to Turning Point Brands, Inc. per share	0.62	0.81	0.71	0.61
Diluted net income attributable to Turning Point Brands, Inc. per share	$0.57	$0.73	$0.65	$0.57

(1)	The effect of 3,213,796 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the effect would have been antidilutive.

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

Note 22. Dividends and Share Repurchase

The Company currently pays a quarterly cash dividend. Dividends are considered restricted payments under the Senior Secured Notes Indenture and 2021 Revolving Credit Facility. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants. Additional earning and market capitalization restrictions limit the aggregate amount of restricted, quarterly dividends during a fiscal year.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. The total number of shares repurchased for the year ended December 31, 2022, was 1,021,052 shares for a total cost of $29.2 million and an average price per share of $28.62. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million and by another $24.6 million on February 24, 2022. $27.2 million remains available for share repurchases under the program at December 31, 2022.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2022, the Company’s management, with participation of the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022, solely due to the material weaknesses in internal control over financial reporting described below.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2022. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO ICIF”).

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO ICIF, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, solely due to the following material weaknesses:

1.
We did not design and maintain effective internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain individuals with IT expertise, which led to failures resulting from insufficient training of IT personnel on the importance of ITGCs and risk-assessment processes that were inadequate to identify and assess changes in IT environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

2.
We did not appropriately design and operate controls associated with the risk assessment component of the internal control framework, specifically as it relates to identifying risks around segregation of duties within the financial reporting function, and the identification of all risks relating to the financial statements and controls that would address such risks. This impacts business process controls (automated and manual) throughout financial reporting and the business transaction cycles.

Our independent registered public accounting firm has audited the consolidated financial statements appearing in this Annual Report and the effectiveness of our internal controls over financial reporting and has issued their reports, included herein.

Notwithstanding the above identified material weaknesses, management believes the financial statements as included in Part II of this Annual Report on Form 10-K fairly represent in all material respects the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the U.S.

Remediation

While our remediation plan may evolve and expand, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) implementation of a new ERP system in 2023 (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs; (iv) developing enhanced risk assessment procedures and controls related to changes in IT systems; (v) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors; and (vii) hiring additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of the COSO ICIF to ensure appropriate segregation of duties within the financial reporting function, and we have the right experience in identifying all risks relating to internal control over financial reporting and the preparation of our financial statements; and (viii) providing sufficient training to our finance and accounting staff.

We believe that these actions will remediate the material weaknesses. These weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls over Financial Reporting

Other than in connection with aspects of our remediation plan, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Graham Purdy	/s/ Luis Reformina	/s/ Brian Wigginton
Graham Purdy	Luis Reformina	Brian Wigginton
President and Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Date: March 15, 2023	Date: March 15, 2023	Date: March 15, 2023

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

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

4.3
Indenture dated as of July 30, 2019, between Turning Point Brands, Inc. and GLAS Trust Company LLC (including the form of Note as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2019).

4
Indenture dated as of February 11, 2021, between Turning Point Brands, Inc. and GLAS Trust Company LLC, (including the form of Note as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.1	Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) dated as of March 22, 2021. *†

10.2
Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015). †

10.3	Form of Stock Option Award Agreement under the 2015 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

10.4
Form of Performance-Based Restricted Stock Unit Award Agreement under the Turning Point Brands, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.5
2006 Equity Incentive Plan of Turning Point Brands, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015). †

10.6
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

10.8
Amendment No. 3 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2017). †

10.9
Amendment No. 4 to the 2006 Equity Incentive Plan of North Atlantic Holding Company, Inc. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2017). †

10.10	Form of Award Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015). †

10.11	Form of Cash-Out Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 7, 2017). †

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

10.14
Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 24, 2015).

10.15
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

10.18
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

10.26
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

10.34
Credit Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., as obligor, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.35	Form of Capped Call Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.36	Employment Agreement by and between the Company and David Glazek, dated as of November 2, 2022. *†

10.37	Employment Agreement by and between the Company and Graham A. Purdy, dated as of January 30, 2023. *†

10.38
Employment Agreement by and between the Company and Luis Reformina, dated as of March 23, 2021.  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2021) †

10.39
First Lien Pari Passu Intercreditor Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., and the other grantors party thereto, Barclays Bank PLC, as first lien collateral agent, and GLAS Trust Company LLC, as other collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.40
Pledge and Security Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., as grantor, the other grantors party thereto, Barclays Bank PLC, as collateral agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.41
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

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2022, 2021, and 2020, formatted in Inline XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholder’s equity (deficit), (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

* Filed herewith
† Compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 15, 2023.

TURNING POINT BRANDS, INC.

By:	/s/ Graham Purdy
Name: Graham Purdy
Title: Chief Executive Officer

By:	/s/ Luis Reformina
Name: Luis Reformina
Title: Chief Financial Officer

By:	/s/ Brian Wigginton
Name: Brian Wigginton
Title: Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Graham Purdy	Director, Chief Executive Officer	March 15, 2023
Graham Purdy

By:	/s/ Luis Reformina	Chief Financial Officer	March 15, 2023
Luis Reformina

By:	/s/ Brian Wigginton	Chief Accounting Officer	March 15, 2023
Brian Wigginton

By:	/s/ David Glazek	Chairman of the Board of Directors	March 15, 2023
David Glazek

By:	/s/ Gregory H. A. Baxter	Director	March 15, 2023
Gregory H. A. Baxter

By:	/s/ H. C. Charles Diao	Director	March 15, 2023
H. C. Charles Diao

By:	/s/ Assia Grazioli-Venier	Director	March 15, 2023
Assia Grazioli-Venier

By:	/s/ Arnold Zimmerman	Director	March 15, 2023
Arnold Zimmerman

By:	/s/ Ashley Davis Frushone	Director	March 15, 2023
Ashley Davis Frushone

By:	/s/ Stephen Usher	Director	March 15, 2023
Stephen Usher

By:	/s/ Lawrence S. Wexler	Director	March 15, 2023
Lawrence S. Wexler