Form 10-Q
period 2023-03-31
Turning Point Brands, Inc.
filed 2023-05-04
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

At April 24, 2023, there were 17,585,529 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

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

●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources and the damage caused by illicit products to brand equity;
●	contamination of our tobacco supply or products;
●	uncertainty and continued evolution of the markets for our Creative Distribution Solutions products;
●	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
●	substantial and increasing U.S. regulation;
●	regulation or marketing denials of our products by the U.S. Food and Drug Administration, which has broad regulatory powers;
●	many of our products contain nicotine, which is considered to be a highly addictive substance;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
●	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
●	increase in state and local regulation of our Creative Distribution Solutions products has been proposed or enacted;
●	increase in tax of our Creative Distribution Solutions products could adversely affect our business;
●	sensitivity of end-customers to increased sales taxes and economic conditions including significant increases in the rate of inflation and other declines in purchasing power;
●	uncertainty surrounding FDA compliance policy;
●	possible increasing international control and regulation;
●	failure to comply with environmental, health and safety regulations;
●	imposition of significant tariffs on imports into the U.S.;
●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	significant product liability litigation;
●	our amount of indebtedness;
●	the terms of our indebtedness, which may restrict our current and future operations;
●	our ability to comply with required disclosure requirements;
●
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

●	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;
●	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
●	adverse impact of climate change;
●	our reliance on information technology;
●	cybersecurity and privacy breaches;
●	failure to manage our growth;
●	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
●	fluctuations in our results;
●	exchange rate fluctuations;
●	adverse U.S. and global economic conditions;
●	departure of key management personnel or our inability to attract and retain talent;
●	infringement on or misappropriation of our intellectual property;
●	third-party claims that we infringe on their intellectual property; and
●	failure to meet expectations relating to environmental, social and governance factors.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
	(unaudited)
	March 31,	December 31,
ASSETS	2023	2022
Current assets:
Cash	$104,801	$106,403
Accounts receivable, net of allowances of $101 in 2023 and $114 in 2022	8,584	8,377
Inventories	113,738	119,915
Other current assets	19,961	22,959
Total current assets	247,084	257,654
Property, plant, and equipment, net	24,364	22,788
Deferred income taxes	8,069	8,443
Right of use assets	11,722	12,465
Deferred financing costs, net	256	282
Goodwill	136,253	136,253
Other intangible assets, net	82,821	83,592
Master Settlement Agreement (MSA) escrow deposits	28,710	27,980
Other assets	20,647	22,649
Total assets	$559,926	$572,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,390	$8,355
Accrued liabilities	25,932	33,001
Other current liabilities	20	20
Total current liabilities	36,342	41,376
Notes payable and long-term debt	393,578	406,757
Lease liabilities	10,072	10,593
Total liabilities	439,992	458,726

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,901,989 issued shares and 17,585,529 outstanding shares at March 31, 2023, and 19,801,623 issued shares and 17,485,163 outstanding shares at December 31, 2022	199	198
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	113,477	113,242
Cost of repurchased common stock (2,316,460 shares at March 31, 2023 and December 31, 2022)	(78,093)	(78,093)
Accumulated other comprehensive loss	(2,234)	(2,393)
Accumulated earnings	85,133	78,691
Non-controlling interest	1,452	1,735
Total stockholders’ equity	119,934	113,380
Total liabilities and stockholders’ equity	$559,926	$572,106

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$100,956	$100,894
Cost of sales	52,339	49,100
Gross profit	48,617	51,794
Selling, general, and administrative expenses	30,775	32,565
Operating income	17,842	19,229
Interest expense, net	4,010	5,196
Investment loss (gain)	4,799	(78)
Gain on extinguishment of debt	(777)	-
Income before income taxes	9,810	14,111
Income tax expense	2,468	3,340
Consolidated net income	7,342	10,771
Net loss attributable to non-controlling interest	(255)	(227)
Net income attributable to Turning Point Brands, Inc.	$7,597	$10,998

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.43	$0.60
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.41	$0.55
Weighted average common shares outstanding:
Basic	17,531,414	18,257,695
Diluted	20,669,152	21,749,510

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Consolidated net income	$7,342	$10,771

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $176 in 2023 and $357 in 2022	553	(1,126)
Foreign currency translation, net of tax of $0 in 2023 and 2022	(78)	(7)
Unrealized loss on derivative instruments, net of tax of $109 in 2023 and $0 in 2022	(344)	-
	131	(1,133)
Consolidated comprehensive income	7,473	9,638
Comprehensive loss attributable to non-controlling interest	(255)	(229)
Comprehensive income attributable to Turning Point Brands, Inc.	$7,728	$9,867

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$7,342	$10,771
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(777)	-
(Gain) loss on sale of property, plant, and equipment	(6)	1
Depreciation expense	776	871
Amortization of other intangible assets	771	463
Amortization of deferred financing costs	626	645
Deferred income tax expense (benefit)	299	(34)
Stock compensation expense	743	1,159
Noncash lease income	(14)	(5)
Loss (gain) on investments	4,897	(14)
Changes in operating assets and liabilities:
Accounts receivable	(216)	(2,958)
Inventories	6,173	(18,258)
Other current assets	2,639	1,081
Other assets	(2,895)	382
Accounts payable	2,051	22,101
Accrued liabilities and other	(7,025)	(3,165)
Net cash provided by operating activities	$15,384	$13,040

Cash flows from investing activities:
Capital expenditures	$(2,435)	$(2,787)
Restricted cash, MSA escrow deposits	-	(8,468)
Proceeds on the sale of property, plant and equipment	3	1
Net cash used in investing activities	$(2,432)	$(11,254)

Cash flows from financing activities:
Repurchased Convertible Senior Notes	(13,002)	-
Proceeds from call options	33	-
Payment of dividends	(1,052)	(1,022)
Exercise of options	357	245
Redemption of performance restricted stock units	(889)	(1,141)
Common stock repurchased	-	(10,622)
Net cash used in financing activities	$(14,553)	$(12,540)

Net decrease in cash	$(1,601)	$(10,754)
Effect of foreign currency translation on cash	$(1)	$(3)

Cash, beginning of period:
Unrestricted	106,403	128,320
Restricted	4,929	15,155
Total cash at beginning of period	111,332	143,475

Cash, end of period:
Unrestricted	104,801	126,045
Restricted	4,929	6,673
Total cash at end of period	$109,730	$132,718

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$7	$187

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,155	$1,131

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(dollars in thousands except share data)
(unaudited)

					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total

Beginning balance January 1, 2023	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized loss on MSA investments, net of tax of $176	-	-	-	-	553	-	-	553
Unrealized loss on derivative instruments, net of tax of $109	-	-	-	-	(344)	-	-	(344)
Foreign currency translation, net of tax of $0	-	-	-	-	(50)	-	(28)	(78)
Stock compensation expense	-	-	743	-	-	-	-	743
Exercise of options	24,955	-	357	-	-	-	-	357
Performance restricted stock units issuance	114,274	1	(1)	-	-	-	-	-
Performance restricted stock units redeemed	(38,863)	-	(889)	-	-	-	-	(889)
Cost of repurchased common stock	-	-	-	-	-	-	-	-
Settlement of call options, net of tax of $ 8	-	-	25	-	-	-	-	25
Dividends	-	-	-	-	-	(1,155)	-	(1,155)
Net income	-	-	-	-	-	7,597	(255)	7,342
Ending balance March 31, 2023	17,585,529	$199	$113,477	$(78,093)	$(2,234)	$85,133	$1,452	$119,934

Beginning balance January 1, 2022	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $357	-	-	-	-	(1,126)	-	-	(1,126)
Foreign currency translation, net of tax of $0	-	-	-	-	(5)	-	(2)	(7)
Stock compensation expense	-	-	1,159	-	-	-	-	1,159
Exercise of options	25,166	-	245	-	-	-	-	245
Performance restricted stock units issuance	103,843	1	(1)	-	-	-	-	-
Performance restricted stock units redeemed	(34,087)	-	(1,141)	-	-	-	-	(1,141)
Cost of repurchased common stock	(310,224)	-	-	(10,622)	-	-	-	(10,622)
Dividends	-	-	-	-	-	(1,131)	-	(1,131)
Net income	-	-	-	-	-	10,998	(227)	10,771
Ending balance March 31, 2022	18,180,174	$198	$109,073	$(59,491)	$(1,326)	$81,327	$2,083	$131,864

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
Note 1. Description of Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. Its segments are led by its core, proprietary brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. The Company’s products are available in more than 217,000 retail outlets in North America. The Company operates in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) Creative Distribution Solutions (formerly known as NewGen).

Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2022. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

The Company records an allowance for sales returns, based principally on historical volume and return rates, which is included in accrued liabilities on the consolidated balance sheets. The Company records sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction in revenues (a portion of which is based on amounts estimated to be due to wholesalers, retailers and consumers at the end of the period) based principally on historical volume and utilization rates. Expected payments for sales incentives are included in accrued liabilities on the consolidated balance sheets.

A further requirement of ASC 606 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 16, “Segment Information”. An additional disaggregation of contract revenue by sales channel can be found within Note 16 as well.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $6.2 million and $6.1 million for the three months ending March 31, 2023, and 2022, respectively.

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

Derivative Instruments

Foreign Currency Forward Contracts: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to 100% of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are reclassified from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

The tobacco industry has experienced, and is experiencing, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Typically, such claims assert that use of smokeless products is addictive and causes oral cancer. Additionally, several lawsuits have been brought against manufacturers and distributors of Creative Distribution Solutions products due to malfunctioning devices. There can be no assurance the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of March 31, 2023, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.7 million. At December 31, 2022, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.0 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of March 31, 2023			As of December 31, 2022
		Gross	Estimated		Gross	Estimated
		Unrealized	Fair		Unrealized	Fair
	Cost	Losses	Value	Cost	Losses	Value
Cash and cash equivalents	$1,929	$-	$1,929	$1,929	$-	$1,929
U.S. Governmental agency obligations (unrealized position < 12 months)	2,736	(185)	2,551	10,226	(1,251)	8,975
U.S. Governmental agency obligations (unrealized position > 12 months)	27,408	(3,178)	24,230	19,918	(2,842)	17,076
	$32,073	$(3,363)	$28,710	$32,073	$(4,093)	$27,980

As of
March 31, 2023
Less than one year	$200
One to five years	11,241
Five to ten years	16,748
Greater than ten years	1,955
Total	$30,144

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	March 31, 2023	December 31, 2022
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

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

In August 2016, the FDA’s regulatory authority under the Tobacco Control Act (the “TCA”) was extended to all tobacco products not previously covered, including: (i) certain Creative Distribution Solutions products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco and wraps); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our cigar and cigar wrap products as well as our vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

Subsequently, on April 14, 2022, the FDA Center for Tobacco Products also obtained jurisdiction over non-tobacco nicotine products (“NTN Products”), including synthetic nicotine. That law subjects NTN Products to the same requirements as tobacco-derived products, including not selling these products to persons under 21 years of age, not marketing these products as modified risk tobacco products without authorization, and not distributing free samples of these products. Additionally, NTN Products became subject to premarket filing requirements. Under the new law, manufacturers were required to file a Premarket Tobacco Application (“PMTA”) by May 14, 2022, in order to continue selling products currently on the market. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review.

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

On May 4, 2022, the FDA proposed two tobacco product standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor in cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. On June 21, 2022, the FDA also issued a proposed product standard related to restricting the level of nicotine in traditional cigarettes. These product standards are required to go through the formal rulemaking process where we have the opportunity to comment on the proposed rule with regard to the impact such standards would have on our products. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

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

Note 3. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging of up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, up to 100% of the purchase price.  During the three months ended March 31, 2023, the Company executed various foreign exchange contracts, which met hedge accounting requirements for the purchase of €4.9 million. The Company did not execute any foreign exchange contracts during three months ended March 31, 2022.

At March 31, 2023, the Company had foreign currency contracts for the purchase of €15.3 million and sale of €10.4 million. The foreign currency contracts’ fair value at March 31, 2023, resulted in an asset of $0.7 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. At December 31, 2022, the Company had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The foreign currency contracts’ fair value at December 31, 2022, resulted in an asset of $1.2 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities.

Note 4. Fair Value of Financial Instruments

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined below) bear interest at a rate of 5.625% per year. As of March 31, 2023, the fair value approximated $227.5 million, with a carrying value of $250 million. As of December 31, 2022, the fair value of the Senior Secured Notes approximated $226.4 million, with a carrying value of $250 million due.

The Convertible Senior Notes (as defined) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $136.7 million, with a carrying value of $148.6 million as of March 31, 2023. As of December 31, 2022, the fair value of the Convertible Senior Notes without the conversion feature approximated $139.2 million, with a carrying value of $162.5 million.

See Note 10, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 5. Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2023	2022
Raw materials and work in process	$6,292	$7,283
Leaf tobacco	40,131	43,468
Finished goods - Zig-Zag Products	43,640	42,279
Finished goods - Stoker’s Products	11,067	9,667
Finished goods - Creative Distribution Solutions	10,942	15,431
Other	1,666	1,787
Inventories	$113,738	$119,915

The inventory valuation allowance was $4.8 million and $4.5 million as of March 31, 2023, and December 31, 2022, respectively.

Note 6. Other Current Assets

Other current assets consist of:

	March 31,	December 31,
	2023	2022
Inventory deposits	$5,280	$6,395
Insurance deposit	3,000	3,000
Prepaid taxes	223	448
Other	11,458	13,116
Total	$19,961	$22,959

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	March 31,	December 31,
	2023	2022
Land	$22	$22
Buildings and improvements	3,096	3,096
Leasehold improvements	5,404	5,404
Machinery and equipment	28,082	25,832
Furniture and fixtures	9,317	9,264
Gross property, plant and equipment	45,921	43,618
Accumulated depreciation	(21,557)	(20,830)
Net property, plant and equipment	$24,364	$22,788

Note 8. Other Assets

Other assets consist of:

	March 31,	December 31,
	2023	2022
Equity investments	$8,479	$13,376
Debt security investment	7,820	7,820
Other	4,348	1,453
Total	$20,647	$22,649

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes.

In July 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal.  The Company invested in the form of a convertible note which includes additional follow-on investment rights. The accrued interest of $0.2 million from July 2021 to July 2022 was rolled into the convertible note in July 2022 resulting in a total investment of $9.2 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026.Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three months ended March 31, 2023. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of March 31, 2023. Additionally, the Company has the right to convert the note into shares at any time after January 1, 2022. The Company has classified the debt security with Old Pal as available for sale. The Company records the debt security at fair value and includes unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. The Company reports interest income on available for sale debt securities, in interest income in our Consolidated Statements of Income. Quarterly, we perform a qualitative assessment to determine if the fair value of the investment could be less than the amortized cost basis.  The fourth quarter 2022 qualitative assessment determined that the fair value of the investment could be less than the amortized cost basis and therefore the Company performed a quantitative assessment of the fair value of the investment.  The fair value as of December 31, 2022 was determined to be $7.9 million based on a Monte Carlo simulation (Level 3).  The Company determined that the impairment was a result of credit related factors and, as such, recorded an allowance for credit losses of $1.4 million which is included in investment loss for the year ended December 31, 2022.  The first quarter 2023 qualitative assessment determined no change in the fair value. The Company has recorded accrued interest receivable of $0.2 million at March 31, 2023, in other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products. In the first quarter of 2023, based on Docklight’s financial results and other operating difficulties, and the decline in the revenue multiples for public companies comparable to Docklight, the Company deemed the investment in Docklight was impaired resulting in the fair value of the Company’s investment decreasing to $3.8 million resulting in a loss of $4.9 million which was recorded in Investment loss (gain) for the three months ended March 31, 2023.  Fair value was determined using a valuation derived from relevant revenue multiples (Level 3). There could be additional impairment if future revenues continue to decline or if market conditions result in decreased revenue multiples which are used to estimate fair value.

Note 9. Accrued Liabilities

Accrued liabilities consist of:

	March 31,	December 31,
	2023	2022
Accrued payroll and related items	$4,437	$7,685
Customer returns and allowances	5,883	7,291
Taxes payable	2,215	1,867
Lease liabilities	2,866	3,102
Accrued interest	2,683	7,277
Other	7,848	5,779
Total	$25,932	$33,001

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	March 31,	December 31,
	2023	2022
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	148,600	162,500
Gross notes payable and long-term debt	398,600	412,500
Less deferred finance charges	(5,022)	(5,743)
Notes payable and long-term debt	$393,578	$406,757

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. The Company was in compliance with all covenants as of March 31, 2023.

The Company incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, the Company also entered into a new $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). The Company has not drawn any borrowings under the 2021 Revolving Credit Facility but does have letters of credit of approximately $1.4 million outstanding under the facility as of March 31, 2023. The 2021 Revolving Credit Facility will mature on August 11, 2025, if none of the Company’s Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5.0 million) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Agreement provides for customary events of default. The Company was in compliance with all covenants as of March 31, 2023.

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

In the first quarter of 2023, a wholly owned subsidiary of the Company purchased $13.9 million in aggregate principal amount of the Convertible Senior Notes on the open market for $13.0 million resulting in a $0.7 million gain on extinguishment of debt.  In the fourth quarter of 2022 a wholly owned subsidiary of the Company purchased $10.0 million in aggregate principal amount of the Convertible Senior Notes on the open market for $9.0 million resulting in a $0.9 million gain on extinguishment of debt. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of March 31, 2023, $148.6 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 3,007,462 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.6625 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.58 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2023.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.58 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

Note 11. Leases

The Company’s leases consist primarily of leased property for manufacturing, warehouse, corporate offices and retail space as well as vehicle leases. At lease inception, the Company recognizes a lease right of use asset and lease liability calculated as the present value of future minimum lease payments. In general, the Company does not recognize any renewal periods within the lease terms as there are no significant barriers to ending the lease at the initial term. Lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consisted of the following:

	Three Months Ended March 31,
	2023	2022
Operating lease cost
Cost of sales	$128	$227
Selling, general and administrative	521	399
Variable lease cost (1)	225	112
Short-term lease cost	6	14
Total	$880	$752

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Three Months Ended March 31,
	2023	2022
Financing lease cost
Selling, general and administrative	$338	$291
Total	$338	$291

	March 31,	December 31,
	2023	2022
Assets:
Right of use assets - Operating	$10,477	$10,967
Right of use assets - Financing	$1,245	$1,498
Total lease assets	$11,722	$12,465

Liabilities:
Current lease liabilities - Operating (2)	$1,976	$2,007
Current lease liabilities - Financing (2)	$890	$1,095
Long-term lease liabilities - Operating	$9,762	$10,243
Long-term lease liabilities - Financing	310	350
Total lease liabilities	$12,938	$13,695

(2)	Reported within accrued liabilities on the balance sheet

Note 12. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2023, was 25.2%. The Company’s effective income tax rate for the three months ended March 31, 2022, was 23.7% which includes a discrete tax deduction of $0.4 million for the three months ended March 31, 2022 relating to stock option exercises.

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

Note 13. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2023, net of forfeitures, there were 104,375 Restricted Stock Units (“RSUs”), 81,176 options and (99,701) Performance-Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 1,304,202 shares available for grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2021	619,835	$28.51	$8.70

Granted	114,827	30.58	10.34
Exercised	(40,331)	12.49	4.08
Forfeited	(11,117)	32.60	9.35
Outstanding, December 31, 2022	683,214	$29.74	$9.24

Exercised	(24,955)	14.30	4.48
Forfeited	(40,838)	37.83	12.44
Outstanding, March 31, 2023	617,421	$29.82	$9.22

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022, was $0.2 million, and $0.4 million, respectively.

At March 31, 2023, under the 2006 Plan, the exercise price for the 69,163 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 1.32 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2023, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	October 24,	March 18,	February 18,	May 3,
	2017	2017	2018	2019	2019	2020	2021	2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at March 31, 2023	20,000	40,733	51,567	125,984	25,000	84,259	91,850	12,000
Number exercisable at March 31, 2023	20,000	40,733	51,567	125,984	25,000	84,259	64,664	8,040
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	3.87	4.13	4.94	5.98	6.57	6.97	7.89	8.10
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,
	2021	2022	2022
Number of options granted	7,500	100,000	14,827
Options outstanding at March 31, 2023	7,500	74,538	14,827
Number exercisable at March 31, 2023	5,100	25,343	5,042
Exercise price	$45.05	$30.46	$31.39
Remaining lives	8.13	8.96	9.09
Risk free interest rate	0.84%	2.10%	2.92%
Expected volatility	31.50%	35.33%	35.33%
Expected life	6.000	6.000	6.000
Dividend yield	0.63%	1.01%	0.98%
Fair value at grant date	$13.23	$10.23	$11.07

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation income related to the options of approximately $0.0 million and expense of approximately $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Total unrecognized compensation expense related to options at March 31, 2023, is $0.7 million, which will be expensed over 1.6 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of  March 31, 2023, there are 378,483 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of March 31, 2023.

	March 20,	March 18,	December 28,	February 18,	March 14,
	2019	2020	2020	2021	2022
Number of PRSUs granted	92,500	94,000	88,169	100,000	49,996
PRSUs outstanding at March 31, 2023	77,380	85,810	58,779	90,190	44,982
Fair value as of grant date	$47.58	$14.85	$46.42	$51.75	$30.46
Remaining lives	0.75	1.75	0.75	2.75	3.75

The Company recorded compensation expense related to the PRSUs of approximately $0.5 million and $0.8 million in the consolidated statements of income for the three months ended March 31, 2023 and 2022, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2023, is $2.2 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 89,696 RSUs which vest over one to five years. The following table outlines the RSUs granted and outstanding as of March 31, 2023.

	March 14,	March 14,	April 29,	April 29,
	2022	2022	2022	2022
Number of RSUs granted	50,004	28,726	11,393	4,522
RSUs outstanding at March 31, 2023	44,405	18,961	11,393	4,522
Fair value as of grant date	$30.46	$30.46	$31.39	$31.39
Remaining lives	3.75	1.75	0.07	3.75

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022. Total unrecognized compensation expense related to RSUs at March 31, 2023, is $1.4 million, which will be expensed over 3.32 years.

Note 14. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of SDI with a TPB subsidiary pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. The complaint purports to assert two derivative counts for breach of fiduciary duty on TPB’s behalf and against the TPB Board of Directors and certain SDI affiliates. The third count purports to assert a direct claim against TPB and its Board of Directors based on allegations that TPB’s Amended and Restated Bylaws are inconsistent with TPB’s certificate of incorporation. On October 26, 2020, the TPB Board of Directors adopted Amendment No. 1 to TPB’s Amended and Restated Bylaws, which amended the challenged section of the bylaws. On June 30, 2021, the court granted in part and denied in part the defendants’ motions to dismiss. Among other things, the court dismissed TPB director H.C. Charles Diao as a defendant in the action and dismissed the third count of the plaintiff’s complaint as moot. The remaining defendants attended a mediation in late November 2022 where a tentative settlement was reached which, if consummated as expected, will result in a benefit to the Company. The impact to the Company is not expected to be material.

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and, if such a claim were brought against the Company, could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or batteries and may be subject to claims in the future relating to other Creative Distribution Solutions products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time-to-time responding parties to arbitration demands brought by franchisees. We have reached an agreement to arbitrate a claim brought by a former franchisee. This matter relates to the termination of the franchise agreement by the franchisor for failure to pay franchising fees and our subsequent demand that the franchisee cease using our marks and de-image locations formerly housing the franchises. The franchisee is claiming tortious interference and conversion. We believe the franchisor’s ultimate termination of the franchise agreement for multiple uncured material defaults by the franchisee was proper. We are party to another franchise arbitration with breach of contract and negligence allegations, among others. We believe we have good and valid substantive defenses against the claims and intend on vigorously defending our interests in these matters.

Note 15. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2023			2022
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$7,597			$10,998

Denominator
Weighted average		17,531,414	$0.43		18,257,695	$0.60

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$7,597			$10,998
Interest expense related to Convertible Senior Notes, net of tax	954			1,054
Diluted net income attributable to Turning Point Brands. Inc.	$8,551			$12,052

Denominator
Basic weighted average		17,531,414			18,257,695
Convertible Senior Notes		3,029,699			3,209,690
Stock options		108,039			282,125
		20,669,152	$0.41		21,749,510	$0.55

Note 16. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: (1) Zig-Zag Products; (2) Stoker’s Products; and (3) Creative Distribution Solutions. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; and (b) finished cigars and MYO cigar wraps and (c) CLIPPER reusable lighters. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose leaf chewing tobacco products. The Creative Distribution Solutions segment (a) markets and distributes liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via VaporBeast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the U.S. and Canada while products in the Creative Distribution Solutions segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the U.S. Corporate unallocated includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2023	2022

Net sales
Zig-Zag products	$41,887	$45,672
Stoker’s products	33,662	31,703
Total Zig-Zag and Stoker’s products	$75,549	$77,375
Creative Distribution Solutions	25,407	23,519
Total	$100,956	$100,894

Gross profit
Zig-Zag products	$22,390	$26,343
Stoker’s products	19,465	17,686
Total Zig-Zag and Stoker’s products	$41,855	$44,029
Creative Distribution Solutions	6,762	7,765
Total	$48,617	$51,794

Operating income (loss)
Zig-Zag products	$13,641	$18,737
Stoker’s products	14,563	13,506
Corporate unallocated (1)(2)	(10,623)	(13,692)
Total Zig-Zag and Stoker’s products	$17,581	$18,551
Creative Distribution Solutions	261	678
Total	$17,842	$19,229

Interest expense, net	4,010	5,196
Investment income	4,799	(78)
Gain on extinguishment of debt	(777)	-
Income before income taxes	$9,810	$14,111

Capital expenditures
Zig-Zag products	$973	$2,323
Stoker’s products	1,462	464
Total Zig-Zag and Stoker’s products	$2,435	$2,787
Creative Distribution Solutions	-	-
Total	$2,435	$2,787

Depreciation and amortization
Zig-Zag products	$267	$92
Stoker’s products	706	767
Total Zig-Zag and Stoker’s products	$973	$859
Creative Distribution Solutions	574	475
Total	$1,547	$1,334

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $0.1 million in 2023 and $1.1 million in 2022.

	March 31,	December 31,
	2023	2022
Assets
Zig-Zag products	$207,653	$225,893
Stoker’s products	153,647	151,241
Corporate unallocated (1)	165,643	155,348
Total Zig-Zag and Stoker’s products	$526,943	$532,482
Creative Distribution Solutions	32,983	39,624
Total	$559,926	$572,106

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while Creative Distribution Solutions sales are made business to business and business to consumer, both online and through our corporate retail stores. Creative Distribution Solutions net sales are broken out by sales channel below.

	Creative Distribution Solutions Segment
	Three Months Ended
	March 31,
	2023	2022

Business to Business	$22,493	$19,124
Business to Consumer - Online	2,810	4,233
Other	104	162
Total	$25,407	$23,519

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended
	March 31,
	2023	2022
Domestic	$93,860	$93,766
Foreign	7,096	7,128
Total	$100,956	$100,894

Note 17. Additional Information with Respect to Unrestricted Subsidiaries

Under the terms of the Indenture and Senior Secured Notes, the Company has designated its subsidiaries, South Beach Brands LLC, TPB Beast LLC and Intrepid Brands, LLC as an “Unrestricted Subsidiaries”.  South Beach Brands LLC is a holding company under which our vape business TPB Beast LLC operating as Creative Distribution Solutions sits. The Company is required under the terms of the Indenture and the Senior Secured Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is below.

Income Statement for the Three Months Ended March 31, 2023 (unaudited):

	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$75,549	$25,407	$100,956
Cost of sales	33,694	18,645	52,339
Gross profit	41,855	6,762	48,617
Selling, general, and administrative expenses	24,274	6,501	30,775
Operating income	17,581	261	17,842
Interest expense, net	4,010	-	4,010
Investment loss	4,799	-	4,799
Gain on extinguishment of debt	(777)	-	(777)
Income before income taxes	9,549	261	9,810
Income tax expense	2,402	66	2,468
Consolidated net income	7,147	195	7,342
Net loss attributable to non-controlling interest	(255)	-	(255)
Net income attributable to Turning Point Brands, Inc.	$7,402	$195	$7,597

Balance Sheet as of March 31, 2023 (unaudited):

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$103,257	$1,544	-	$104,801
Accounts receivable, net	7,888	696	-	8,584
Inventories	103,166	10,572	-	113,738
Other current assets	16,210	3,751	-	19,961
Total current assets	230,521	16,563	-	247,084
Property, plant, and equipment, net	23,937	427	-	24,364
Deferred income taxes	8,069	-	-	8,069
Right of use assets	11,636	86	-	11,722
Deferred financing costs, net	256	-	-	256
Goodwill	136,253	-	-	136,253
Other intangible assets, net	66,944	15,877	-	82,821
Master Settlement Agreement (MSA) escrow deposits	28,710	-	-	28,710
Other assets	20,617	30	-	20,647
Investment in unrestricted subsidiaries	52,238	-	(52,238)	-
Total assets	$579,181	$32,983	(52,238)	$559,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,258	$1,132	-	$10,390
Accrued liabilities	23,407	2,525	-	25,932
Other current liabilities	20	-	-	20
Total current liabilities	32,685	3,657	-	36,342
Notes payable and long-term debt	393,578	-	-	393,578
Lease liabilities	10,072	-	-	10,072
Total liabilities	436,335	3,657	-	439,992

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	141,394	29,326	(52,238)	118,482
Non-controlling interest	1,452	-	-	1,452
Total stockholders’ equity	142,846	29,326	(52,238)	119,934
Total liabilities and stockholders’ equity	$579,181	$32,983	(52,238)	$559,926

Income Statement for the Three Months Ended March 31, 2022 (unaudited):

	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$77,375	$23,519	$100,894
Cost of sales	33,346	15,754	49,100
Gross profit	44,029	7,765	51,794
Selling, general, and administrative expenses	25,478	7,087	32,565
Operating income	18,551	678	19,229
Interest expense, net	5,196	-	5,196
Investment loss	(78)	-	(78)
Income before income taxes	13,433	678	14,111
Income tax expense	3,180	160	3,340
Consolidated net income	10,253	518	10,771
Net loss attributable to non-controlling interest	(227)	-	(227)
Net income attributable to Turning Point Brands, Inc.	$10,480	$518	$10,998

Balance Sheet as of December 31, 2022:

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$103,990	$2,413	-	$106,403
Accounts receivable, net	7,374	1,003	-	8,377
Inventories	104,883	15,032	-	119,915
Other current assets	18,828	4,131	-	22,959
Total current assets	235,075	22,579	-	257,654
Property, plant, and equipment, net	22,261	527	-	22,788
Deferred income taxes	8,443	-	-	8,443
Right of use assets	12,328	137	-	12,465
Deferred financing costs, net	282	-	-	282
Goodwill	136,253	-	-	136,253
Other intangible assets, net	67,241	16,351	-	83,592
Master Settlement Agreement (MSA) escrow deposits	27,980	-	-	27,980
Other assets	22,619	30	-	22,649
Investment in unrestricted subsidiaries	60,120	-	(60,120)	-
Total assets	$592,602	$39,624	(60,120)	$572,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,628	$727	-	$8,355
Accrued liabilities	31,118	1,883	-	33,001
Other current liabilities	20	-	-	20
Total current liabilities	38,766	2,610	-	41,376
Notes payable and long-term debt	406,757	-	-	406,757
Lease liabilities	10,593	-	-	10,593
Total liabilities	456,116	2,610	-	458,726

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	134,751	37,014	(60,120)	111,645
Non-controlling interest	1,735	-	-	1,735
Total stockholders’ equity	136,486	37,014	(60,120)	113,380
Total liabilities and stockholders’ equity	$592,602	$39,624	(60,120)	$572,106

Note 18. Dividends and Share Repurchase

The most recent dividend of $0.065 per common share was paid on April 7, 2023, to shareholders of record at the close of business on March 17, 2023.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022. $27.2 million remains available for share repurchases under the program at March 31, 2023.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help the reader understand the Company’s financial condition and results of operations.  The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in the Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2022 Annual Report.

In this MD&A, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc., and its consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc., without any of its subsidiaries. We were incorporated in 2004 under the name North Atlantic Holding Company, Inc. On November 4, 2015, we changed our name to Turning Point Brands, Inc. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited mid-single-digit consumer unit annualized growth over the three-year period ended 2022 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our segments are led by our core, proprietary brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment; Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. Our businesses generate solid cash flows which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 800 distributors with an additional 200 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2022, our products are available in approximately 197,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 217,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

In the further quarter of 2022, we contributed our NewGen Products business to South Beach Holdings LLC doing business as Creative Distribution Solutions (“CDS”), a newly-formed wholly-owned subsidiary. CDS is separately operated and reports to it’s own Board of Directors. During the first quarter of 2023, the business was deemed an unrestricted subsidiary under the Senior Secured Notes and concurrently we renamed what we previously referred to as our NewGen Products segment as our Creative Distribution Solutions segment as we believe this name better aligns with the goals and strategies of the segment.

Products

We operate in three segments: Zig-Zag Products, Stoker’s Products and Creative Distribution Solutions. In our Zig-Zag Products segment, we principally market and distribute (i) rolling papers, tubes, and related products; and (ii) finished cigars and make-your-own (“MYO”) cigar wraps and (iii) lighters and other accessories.  In addition, we have a majority stake in Turning Point Brands Canada which markets and distributes cannabis accessories and tobacco products throughout Canada. In our Stoker’s Products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market loose leaf chewing tobacco products. In our Creative Distribution Solutions segment, we (i) market and distribute liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi and Direct Vapor B2C online platform.

Operations

Our core Zig-Zag Products and Stoker’s Products segments primarily generate revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. More than 75% of our production, as measured by net sales, is outsourced to suppliers. The remaining production consists primarily of our moist snuff tobacco operations located in Dresden, Tennessee, and Louisville, Kentucky. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense and other expenses.

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation;
•	Labor and production costs;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including the “deeming regulation”;
•	Increasing and unpredictable regulation of Creative Distribution Solutions products;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company.

Results of Operations

Comparison of the Three Months Ended March 31, 2023, to the Three Months Ended March 31, 2022

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$41,887	$45,672	-8.3%
Stoker’s products	33,662	31,703	6.2%
Total Zig-Zag and Stoker’s products	75,549	77,375	-2.4%
Creative Distribution Solutions	25,407	23,519	8.0%
Total net sales	100,956	100,894	0.1%
Cost of sales	52,339	49,100	6.6%
Gross profit
Zig-Zag products	22,390	26,343	-15.0%
Stoker’s products	19,465	17,686	10.1%
Total Zig-Zag and Stoker’s products	41,855	44,029	-4.9%
Creative Distribution Solutions	6,762	7,765	-12.9%
Total gross profit	48,617	51,794	-6.1%

Selling, general, and administrative expenses	30,775	32,565	-5.5%
Operating income	17,842	19,229	-7.2%
Interest expense, net	4,010	5,196	-22.8%
Investment loss (gain)	4,799	(78)	-6252.6%
Gain on extinguishment of debt	(777)	-	NM
Income before income taxes	9,810	14,111	-30.5%
Income tax expense	2,468	3,340	-26.1%
Consolidated net income	7,342	10,771	-31.8%
Net loss attributable to non-controlling interest	(255)	(227)	12.3%
Net income attributable to Turning Point Brands, Inc.	$7,597	$10,998	-30.9%

Net Sales:  For the three months ended March 31, 2023, consolidated net sales increased to $101.0 million from $100.9 million for the three months ended March 31, 2022, an increase of $0.1 million or 0.1%.

For the three months ended March 31, 2023, net sales in the Zig-Zag Products segment decreased to $41.9 million from $45.7 million for the three months ended March 31, 2022, a decrease of $3.8 million or 8.3%. For the three months ended March 31, 2023, volume decreased 8.6% and price/mix increased 0.3%. The decrease in net sales was driven by growth in our Canadian and other smoking accessories businesses offset by anticipated declines in the U.S. rolling papers and wraps businesses which were impacted by reduction of trade inventory during the quarter.

For the three months ended March 31, 2023, net sales in the Stoker’s Products segment increased to $33.7 million from $31.7 million for the three months ended March 31, 2022, an increase of $2.0 million or 6.2%. For the three months ended March 31, 2023, volume increased 0.3% and price/mix increased 5.9%. The increase in net sales was driven by high single-digit growth of Stoker’s® MST and low single-digit growth of loose-leaf chewing tobacco.

For the three months ended March 31, 2023, net sales in the Creative Distribution Solutions segment increased to $25.4 million from $23.5 million for the three months ended March 31, 2022, an increase of $1.9 million or 8.0%. The increase in net sales was primarily the result of improved volumes in the vape distribution businesses.

Gross Profit:  For the three months ended March 31, 2023, consolidated gross profit decreased to $48.6 million from $51.8 million for the three months ended March 31, 2022, a decrease of $3.2 million or 6.1%. Gross profit as a percentage of net sales decreased to 48.2% for the three months ended March 31, 2023, compared to 51.3% for the three months ended March 31, 2022 driven by increased margin in the Stoker’s Products segment offset by decreased margin in the Zig-Zag Products and Creative Distribution Solutions segments as a result of mix.

For the three months ended March 31, 2023, gross profit in the Zig-Zag Products segment decreased to $22.4 million from $26.3 million for the three months ended March 31, 2022, a decrease of $4.0 million or 15.0%. Gross profit as a percentage of net sales decreased to 53.5% of net sales for the three months ended March 31, 2023, from 57.7% of net sales for the three months ended March 31, 2022, as a result of product mix including the decline in net sales of higher margin U.S. rolling paper and wraps products and contribution of CLIPPER lighters which operates at lower gross profit margins.

For the three months ended March 31, 2023, gross profit in the Stoker’s Products segment increased to $19.5 million from $17.7 million for the three months ended March 31, 2022, an increase of $1.8 million or 10.1%. Gross profit as a percentage of net sales increased to 57.8% of net sales for the three months ended March 31, 2023, from 55.8% of net sales for the three months ended March 31, 2022, primarily as a result of the strong incremental margin contribution of MST.

For the three months ended March 31, 2023, gross profit in the Creative Distribution Solutions segment decreased to $6.8 million from $7.8 million for the three months ended March 31, 2022, a decrease of $1.0 million or 12.9%. Gross profit as a percentage of net sales decreased to 26.6% of net sales for the three months ended March 31, 2023, from 33.0% of net sales for the three months ended March 31, 2022, primarily as a result of product mix.

Selling, General, and Administrative Expenses:  For the three months ended March 31, 2023, selling, general, and administrative expenses decreased to $30.8 million from $32.6 million for the three months ended March 31, 2022, a decrease of $1.8 million or 5.5%. Selling, general and administrative expenses in the three months ended March 31, 2023, included $0.7 million of stock options, restricted stock and incentives expense, $0.2 million of expense related to PMTA and $0.1 million of expense related to the new ERP and CRM systems. Selling, general and administrative expenses in the three months ended March 31, 2022, included $1.2 million of stock option, restricted stock and incentives expense, $0.4 million of transaction costs, $1.1 million of expense related to PMTA, $1.3 million of expense related to corporate restructuring and $0.3 million of expense related to the new ERP and CRM systems

Interest Expense, net:  For the three months ended March 31, 2023, interest expense, net decreased to $4.0 million, from $5.2 million for the three months ended March 31, 2022 as a result of the repurchase of $23.9 million of Convertible Senior Notes in the fourth quarter of 2022 and the first quarter of 2023 and increased interest income on cash as a result of rising interest rates.

Investment Loss (Gain):  For the three months ended March 31, 2023, investment loss of $4.8 million compared to investment gain of $0.1 million for the three months ended March 31, 2022.  The change is a result of the impairment charge recognized on our investment in Docklight for $4.9 million in the first quarter 2023.

Gain on Extinguishment of Debt: There was a gain on extinguishment of debt of $0.8 million for the three months ended March 31, 2023 as a result of repurchasing $13.9 million of Convertible Senior Notes compared to no gain on extinguishment of debt for the three months ended March 31, 2022.

Income Tax Expense:  Our income tax expense of $2.5 million was 25.2% of income before income taxes for the three months ended March 31, 2023. Our effective income tax rate was 23.7% for the three months ended March 31, 2022 and included a discrete tax benefit $0.4 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.3 million for the three months ended March 31, 2023 compared to $0.2 million for the three months ended March 31, 2022.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended March 31, 2023 and 2022, was $7.6 million and $11.0 million, respectively.

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

We define “EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, provision for income taxes, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, provision for income taxes, depreciation, amortization, other non-cash items, and other items we do not consider ordinary course in our evaluation of ongoing operating performance noted in the reconciliation below.

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

	Three Months Ended
(in thousands)	March 31,
	2023	2022
Net income attributable to Turning Point Brands, Inc.	$7,597	$10,998
Add:
Interest expense, net	4,010	5,196
Gain on extinguishment of debt	(777)	-
Income tax expense	2,468	3,340
Depreciation expense	776	871
Amortization expense	771	463
EBITDA	$14,845	$20,868
Components of Adjusted EBITDA
Corporate restructuring (a)	-	1,332
ERP/CRM (b)	138	330
Stock options, restricted stock, and incentives expense (c)	743	1,159
Transactional expenses (d)	4	425
FDA PMTA (e)	158	1,139
Non-cash asset impairment (f)	4,897	-
Adjusted EBITDA	$20,785	$25,253

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost assosicated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)	Represents impairment of investment assets.

Liquidity and Capital Reserves

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash on hand, cash flows from operations and borrowing availability under our 2021 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. As of March 31, 2023, we had $104.8 million of cash on hand and have $23.6 million of availability under the 2021 Revolving Credit Facility.

Our working capital, which we define as current assets less cash and current liabilities, decreased $3.9 million to $105.9 million at March 31, 2023, compared with $109.9 million at December 31, 2022.

	As of
(in thousands)	March 31, 2023	December 31, 2022

Current assets	$142,283	$151,251
Current liabilities	36,342	41,376
Working capital	$105,941	$109,875

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $15.4 million compared to net cash provided by operating activities of $13.0 million for the three months ended March 31, 2022, an increase of $2.3 million, primarily due to the timing of changes to working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $2.4 million compared to net cash used in investing activities of $11.3 million for the three months ended March 31, 2022, a decrease of $8.8 million, primarily due to the a decrease in purchases of investments in our MSA escrow account.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $14.6 million compared to net cash  used in financing activities of $12.5 million for the three months ended March 31, 2022, a decrease in cash flow of $2.0 million, primarily due to the decrease in repurchases of common stock during 2023 offset by repurchases of Convertible Senior Notes.

Dividends and Share Repurchase

The most recent dividend of $0.065 per common share was paid on April 7, 2023, to shareholders of record at the close of business on March 17, 2023.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. On October 25, 2021, the Board increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022. $27.2 million remains available for share repurchases under the program at March 31, 2023.

Long-Term Debt

As of March 31, 2023, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides outstanding balances of our debt instruments.

	March 31, 2023	December 31, 2022
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	148,600	162,500
Gross notes payable and long-term debt	398,600	412,500
Less deferred finance charges	(5,022)	(5,743)
Notes payable and long-term debt	$393,578	$406,757

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. We were in compliance with all covenants as of March 31, 2023.

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, we also entered into a new $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). Letters of credit are limited to $10 million (and are a part of, and not in addition to, the revolving line of credit). We have not drawn any borrowings under the 2021 Revolving Credit Facility but do have letters of credit of approximately $1.4 million outstanding under the facility as of March 31, 2023. The 2021 Revolving Credit Facility will mature on August 11, 2025 if none of our Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

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

The 2021 Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The 2021 Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the 2021 Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the 2021 Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5,000,000) in the aggregate outstanding exceeds 35% of the total commitments under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Agreement provides for customary events of default. We were in compliance with all covenants as of March 31, 2023.

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

In the first quarter of 2023, a wholly owned subsidiary purchased $13.9 million in aggregate principal amount of our Convertible Senior Notes on the open market for $13.0 million resulting in a $0.7 million gain on extinguishment of debt.  In the fourth quarter of 2022 a wholly owned subsidiary purchased $10.0 million in aggregate principal amount of our Convertible Senior Notes on the open market for $9.0 million resulting in a $0.9 million gain on extinguishment of debt. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of March 31, 2023, $148.6 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 3,007,462 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.6625 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.58 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by us in excess of pre-determined thresholds of $0.04 per share. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2023.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.58 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

Off-balance Sheet Arrangements

During the three months ended March 31, 2023, we executed various foreign exchange contracts for the purchase of €4.9 million with maturity dates ranging from August 2023 to October 2023.  At March 31, 2023, we had foreign currency contracts for the purchase of €15.3 million and sale of €10.4 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.7 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities at March 31, 2023. During 2022, we executed various foreign currency contracts for the purchase of €28.9 million and sale of €28.9 million. At December 31, 2022, we had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The fair value of the foreign currency contracts resulted in an asset of $1.2 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities at December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2022 Annual Report on Form 10-K, during the period. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2022 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2022 Annual Report on Form 10-K, during the three months ended March 31, 2023. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2022 Annual Report on Form 10-K filed with the SEC.

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

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2023. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, during our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, we concluded that our internal control over financial reporting was not effective  solely due to the existence of the following material weaknesses: we did not design and maintain effective internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

We also did not appropriately design and operate controls associated with the risk assessment component of the internal control framework, specifically as it relates to identifying risks around segregation of duties within the financial reporting function, and the identification of all risks relating to the financial statements and controls that would address such risks. This impacts business process controls (automated and manual) throughout financial reporting and the business transaction cycles.

The material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded through testing that these controls are operating effectively.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please see Contingencies in Note 14 to the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

See ‘Risk Factors—We may become subject to significant product liability litigation’ within our 2022 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2022 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2022 Annual Report on Form 10-K.

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

The following table includes information regarding purchases of our common stock made by us during the quarter ended March 31, 2023 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	3,125	$21.63	-	$27,197,886
February 1 to February 28	35,738	$22.99	-	$27,197,886
March 1 to March 31	-	$-	-	$27,197,886
Total	38,863		-

(1) The total number of shares purchased includes shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 3,125 shares in January and 35,738 shares in February). Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: May 4, 2023