Form 10-Q
period 2023-06-30
Turning Point Brands, Inc.
filed 2023-08-02
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

At July 26, 2023, there were 17,595,579 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
	(unaudited)
	June 30,	December 31,
ASSETS	2023	2022
Current assets:
Cash	$100,507	$106,403
Accounts receivable, net of allowances of $103 in 2023 and $114 in 2022	7,920	8,377
Inventories	125,056	119,915
Other current assets	18,216	22,959
Total current assets	251,699	257,654
Property, plant, and equipment, net	24,128	22,788
Deferred income taxes	7,966	8,443
Right of use assets	10,923	12,465
Deferred financing costs, net	229	282
Goodwill	136,244	136,253
Other intangible assets, net	82,048	83,592
Master Settlement Agreement (MSA) escrow deposits	28,229	27,980
Other assets	18,208	22,649
Total assets	$559,674	$572,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,802	$8,355
Accrued liabilities	30,898	33,001
Other current liabilities	5	20
Total current liabilities	41,705	41,376
Notes payable and long-term debt	379,195	406,757
Lease liabilities	9,528	10,593
Total liabilities	430,428	458,726

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,912,039 issued shares and 17,595,579 outstanding shares at June 30, 2023, and 19,801,623 issued shares and 17,485,163 outstanding shares at December 31, 2022	199	198
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	115,272	113,242
Cost of repurchased common stock (2,316,460 shares at June 30, 2023 and December 31, 2022)	(78,093)	(78,093)
Accumulated other comprehensive loss	(3,181)	(2,393)
Accumulated earnings	93,873	78,691
Non-controlling interest	1,176	1,735
Total stockholders’ equity	129,246	113,380
Total liabilities and stockholders’ equity	$559,674	$572,106

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Three Months Ended June 30,
	2023	2022

Net sales	$105,595	$102,925
Cost of sales	53,117	51,456
Gross profit	52,478	51,469
Selling, general, and administrative expenses	31,933	33,323
Operating income	20,545	18,146
Interest expense, net	4,019	5,144
Investment loss	4,080	6,227
Gain on extinguishment of debt	(600)	-
Income before income taxes	13,046	6,775
Income tax expense	3,338	1,569
Consolidated net income	9,708	5,206
Net loss attributable to non-controlling interest	(217)	(218)
Net income attributable to Turning Point Brands, Inc.	$9,925	$5,424

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.56	$0.30
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.53	$0.30
Weighted average common shares outstanding:
Basic	17,584,241	18,063,259
Diluted	20,409,943	21,443,279

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Six Months Ended June 30,
	2023	2022

Net sales	$206,551	$203,819
Cost of sales	105,456	100,556
Gross profit	101,095	103,263
Selling, general, and administrative expenses	62,708	65,888
Operating income	38,387	37,375
Interest expense, net	8,029	10,340
Investment loss	8,879	6,149
Gain on extinguishment of debt	(1,377)	-
Income before income taxes	22,856	20,886
Income tax expense	5,806	4,909
Consolidated net income	17,050	15,977
Net loss attributable to non-controlling interest	(472)	(445)
Net income attributable to Turning Point Brands, Inc.	$17,522	$16,422

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.00	$0.90
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.94	$0.86
Weighted average common shares outstanding:
Basic	17,556,030	18,159,940
Diluted	20,538,947	21,603,113

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended June 30,
	2023	2022
Consolidated net income	$9,708	$5,206

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $116 in 2023 and $244 in 2022	(365)	(768)
Foreign currency translation, net of tax of $0 in 2023 and 2022	(169)	45
Unrealized loss on derivative instruments, net of tax of $150 in 2023 and $0 in 2022	(472)	-
	(1,006)	(723)
Consolidated comprehensive income	8,702	4,483
Comprehensive loss attributable to non-controlling interest	(217)	(203)
Comprehensive income attributable to Turning Point Brands, Inc.	$8,919	$4,686

	Six Months Ended June 30,
	2023	2022
Consolidated net income	$17,050	$15,977

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $60 in 2023 and $602 in 2022	188	(1,894)
Foreign currency translation, net of tax of $0 in 2023 and 2022	(248)	38
Unrealized loss on derivative instruments, net of tax of $259 in 2023 and $0 in 2022	(815)	-
	(875)	(1,856)
Consolidated comprehensive income	16,175	14,121
Comprehensive loss attributable to non-controlling interest	(472)	(432)
Comprehensive income attributable to Turning Point Brands, Inc.	$16,647	$14,553

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$17,050	$15,977
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(1,377)	-
Loss (gain) on sale of property, plant, and equipment	44	(8)
Depreciation expense	1,535	1,750
Amortization of other intangible assets	1,542	919
Amortization of deferred financing costs	1,225	1,291
Deferred income tax expense (benefit)	659	(146)
Stock compensation expense	2,836	2,661
Noncash lease income	(29)	(6)
Loss on investments	8,989	6,258
Changes in operating assets and liabilities:
Accounts receivable	456	(2,673)
Inventories	(5,146)	(27,499)
Other current assets	3,769	(598)
Other assets	(4,548)	624
Accounts payable	2,500	7,240
Accrued liabilities and other	(1,972)	1,359
Net cash provided by operating activities	$27,533	$7,149

Cash flows from investing activities:
Capital expenditures	$(2,993)	$(5,694)
Restricted cash, MSA escrow deposits	$-	$(10,078)
Proceeds on the sale of property, plant and equipment	3	63
Net cash used in investing activities	$(2,990)	$(15,709)

Cash flows from financing activities:
Convertible Senior Notes repurchased	$(27,357)	$-
Proceeds from call options	70	-
Payment of dividends	(2,209)	(2,181)
Exercise of options	406	475
Redemption of options	(346)	(155)
Redemption of performance restricted stock units	(995)	(1,228)
Common stock repurchased	-	(19,418)
Net cash used in financing activities	$(30,431)	$(22,507)

Net decrease in cash	$(5,888)	$(31,067)
Effect of foreign currency translation on cash	$(8)	$56

Cash, beginning of period:
Unrestricted	106,403	128,320
Restricted	4,929	15,155
Total cash at beginning of period	111,332	143,475

Cash, end of period:
Unrestricted	100,507	107,429
Restricted	4,929	5,035
Total cash at end of period	$105,436	$112,464

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$42	$19

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,188	$1,110

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022
(dollars in thousands except share data)
(unaudited)
					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total

Beginning balance April 1, 2023	17,585,529	$199	$113,477	$(78,093)	$(2,234)	$85,133	$1,452	$119,934

Unrealized loss on MSA investments, net of tax of $116	-	-	-	-	(365)	-	-	(365)
Unrealized loss on derivative instruments, net of tax of $150	-	-	-	-	(472)	-	-	(472)
Foreign currency translation, net of tax of $0	-	-	-	-	(110)	-	(59)	(169)
Stock compensation expense	-	-	2,093	-	-	-	-	2,093
Exercise of options	4,416	-	49	-	-	-	-	49
Redemption of options	(15,985)	-	(346)	-	-	-	-	(346)
Performance restricted stock units issuance	26,050	-	78	-	-	-	-	78
Performance restricted stock units redeemed	(4,431)	-	(105)	-	-	-	-	(105)
Settlement of call options, net of tax of $9	-	-	26	-	-	-	-	26
Dividends	-	-	-	-	-	(1,185)	-	(1,185)
Net income	-	-	-	-	-	9,925	(217)	9,708
Ending balance June 30, 2023	17,595,579	$199	$115,272	$(78,093)	$(3,181)	$93,873	$1,176	$129,246

Beginning balance April 1, 2022	18,180,174	$198	$109,073	$(59,491)	$(1,326)	$81,327	$2,083	$131,864

Unrealized loss on MSA investments, net of tax of $244	-	-	-	-	(768)	-	-	(768)
Foreign currency translation, net of tax of $0	-	-	-	-	30	-	15	45
Stock compensation expense	-	-	1,502	-	-	-	-	1,502
Exercise of options	7,175	-	230	-	-	-	-	230
Redemption of options	-	-	(155)	-	-	-	-	(155)
Performance restricted stock units issuance	4,754	-	-	-	-	-	-	-
Performance restricted stock units redeemed	-	-	(87)	-	-	-	-	(87)
Cost of repurchased common stock	(301,662)	-	-	(8,796)	-	-	-	(8,796)
Dividends	-	-	-	-	-	(1,110)	-	(1,110)
Net income	-	-	-	-	-	5,424	(218)	5,206
Ending balance June 30, 2022	17,890,441	$198	$110,563	$(68,287)	$(2,064)	$85,641	$1,880	$127,931

					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2023	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized gain on MSA investments, net of tax of $60	-	-	-	-	188	-	-	188
Unrealized loss on derivative instruments, net of tax of $259	-	-	-	-	(815)	-	-	(815)
Foreign currency translation, net of tax of $0	-	-	-	-	(161)	-	(87)	(248)
Stock compensation expense	-	-	2,836	-	-	-	-	2,836
Exercise of options	29,371	-	406	-	-	-	-	406
Redemption of options	(15,985)	-	(346)	-	-	-	-	(346)
Performance restricted stock units issuance	140,324	1	77	-	-	-	-	78
Performance restricted stock units redeemed	(43,294)	-	(995)	-	-	-	-	(995)
Settlement of call options, net of tax of $17	-	-	52	-	-	-	-	52
Dividends	-	-	-	-	-	(2,340)	-	(2,340)
Net income	-	-	-	-	-	17,522	(472)	17,050
Ending balance June 30, 2023	17,595,579	$199	$115,272	$(78,093)	$(3,181)	$93,873	$1,176	$129,246

Beginning balance January 1, 2022	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $602	-	-	-	-	(1,894)	-	-	(1,894)
Foreign currency translation, net of tax of $0	-	-	-	-	25	-	13	38
Stock compensation expense	-	-	2,661	-	-	-	-	2,661
Exercise of options	32,341	-	475	-	-	-	-	475
Redemption of options	-	-	(155)	-	-	-	-	(155)
Performance restricted stock units issuance	74,510	1	(1)	-	-	-	-	-
Performance restricted stock units redeemed	-	-	(1,141)	-	-	-	-	(1,141)
Redemption of restricted stock units	-	-	(87)	-	-	-	-	(87)
Cost of repurchased common stock	(611,886)	-	-	(19,418)	-	-	-	(19,418)
Dividends	-	-	-	-	-	(2,241)	-	(2,241)
Net income	-	-	-	-	-	16,422	(445)	15,977
Ending balance June 30, 2022	17,890,441	$198	$110,563	$(68,287)	$(2,064)	$85,641	$1,880	$127,931

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.7 million and $6.0 million for the three months ending June 30, 2023 and 2022, respectively. Shipping costs incurred were approximately $11.9 million and $12.1 million for the six months ending June 30, 2023 and 2022, respectively.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of June 30, 2023, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.2 million. At December 31, 2022, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.0 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of June 30, 2023			As of December 31, 2022
		Gross	Estimated		Gross	Estimated
		Unrealized	Fair		Unrealized	Fair
	Cost	Losses	Value	Cost	Losses	Value
Cash and cash equivalents	$1,929	$-	$1,929	$1,929	$-	$1,929
U.S. Governmental agency obligations (unrealized position < 12 months)	746	(59)	687	10,226	(1,251)	8,975
U.S. Governmental agency obligations (unrealized position > 12 months)	29,398	(3,785)	25,613	19,918	(2,842)	17,076
	$32,073	$(3,844)	$28,229	$32,073	$(4,093)	$27,980

As of
June 30, 2023
Less than one year	$2,199
One to five years	9,242
Five to ten years	16,748
Greater than ten years	1,955
Total	$30,144

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	June 30, 2023	December 31, 2022
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

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

The FDA currently assesses tobacco product user fees on six classes of regulated tobacco products and computes user fees using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP,” also known as the “Tobacco Buyout”) assessment. First, the total, annual, congressionally established user fee assessment is allocated among the various classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

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

A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics but does not raise different questions of public health. We submitted premarket filings for certain of our regulated products in order to continue selling these products while they remain under review. We have continued to supplement these applications with additional information and have responded to information requests from the FDA; however, there can be no guarantee that the FDA will accept such amendments and responses or that the applications will meet the standard of “appropriate for the protection of public health” or “substantially equivalent,” as appropriate. The FDA has indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application. Despite these stated enforcement priorities, given the FDA’s limited resources we expect that for a period of time there may be a lack of enforcement, which may adversely impact our ability to compete in the marketplace against those who continue to sell unauthorized products. There can be no guarantee that the FDA will not shift its enforcement priorities or that it will increase in ability to enforce against unauthorized products over time.

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

In addition, we currently distribute many third-party manufactured vapor products for which we are completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurance that these third-party products will receive a marketing order or otherwise remain in compliance with relevant legal requirements. While we will take measures to pursue regulatory compliance for our own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by us, which could adversely affect our results of operations and liquidity. Additionally, FDA has limited resources, which may impact its ability to meaningfully enforce these provisions. This may adversely affect our ability to compete in the marketplace against those who continue to sell unauthorized products; however, regulatory uncertainty in the FDA’s enforcement policies may likewise affect operations or sales of our proprietary products if the FDA’s policies or priorities shift.

On May 4, 2022, the FDA proposed two tobacco product standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor in cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. On June 21, 2022, the FDA also issued a proposed product standard related to restricting the level of nicotine in traditional cigarettes. These product standards are required to go through the formal rulemaking process where we have had the opportunity to provide comments with regard to the impact such standards would have on our products. These proposed rules remain pending. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

Prevent All Cigarette Trafficking Act (“PACT Act”): On December 27, 2020, President Trump signed the Further Consolidated Appropriations Act, 2021, into law. This law included an amendment to the Jenkins Act expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” or ENDS, and required that the United States Postal Service (“USPS”) promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. USPS issued its final rule on October 21, 2021. We have received appropriate shipping exemptions from carrier services we use to carry the affected freight. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, we could lose our shipping exemptions, be subject to civil or criminal penalties, or there could be a material adverse effect on our business, results of operations and financial condition.

Note 3. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging of up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, up to 100% of the purchase price.  During the six months ended June 30, 2023, the Company executed various foreign exchange contracts, which met hedge accounting requirements for the purchase of €10.9 million and the sale of €6.0 million.

At June 30, 2023, the Company had foreign currency contracts for the purchase of €10.9 million and sale of €6.0 million. The foreign currency contracts’ fair value at June 30, 2023, resulted in an asset of $0.2 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities. At December 31, 2022, the Company had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The foreign currency contracts’ fair value at December 31, 2022, resulted in an asset of $1.2 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined in Note 10) bear interest at a rate of 5.625% per year. As of June 30, 2023, the fair value approximated $228.3 million, with a carrying value of $250 million. As of December 31, 2022, the fair value of the Senior Secured Notes approximated $226.4 million, with a carrying value of $250 million.

The Convertible Senior Notes (as defined in Note 10) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $124.9 million, with a carrying value of $133.5 million as of June 30, 2023. As of December 31, 2022, the fair value of the Convertible Senior Notes without the conversion feature approximated $139.2 million, with a carrying value of $162.5 million.

See Note 10, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 5. Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2023	2022
Raw materials and work in process	$5,552	$7,283
Leaf tobacco	55,794	43,468
Finished goods - Zig-Zag Products	42,855	42,279
Finished goods - Stoker’s Products	9,671	9,667
Finished goods - Creative Distribution Solutions	9,410	15,431
Other	1,774	1,787
Inventories	$125,056	$119,915

The inventory valuation allowance was $4.2 million and $4.5 million as of June 30, 2023, and December 31, 2022, respectively.

Note 6. Other Current Assets

Other current assets consist of:

	June 30,	December 31,
	2023	2022
Inventory deposits	$4,969	$6,395
Insurance deposit	3,000	3,000
Prepaid taxes	976	448
Other	9,271	13,116
Total	$18,216	$22,959

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	June 30,	December 31,
	2023	2022
Land	$22	$22
Buildings and improvements	3,096	3,096
Leasehold improvements	5,409	5,404
Machinery and equipment	28,451	25,832
Furniture and fixtures	9,403	9,264
Gross property, plant and equipment	46,381	43,618
Accumulated depreciation	(22,253)	(20,830)
Net property, plant and equipment	$24,128	$22,788

Note 8. Other Assets

Other assets consist of:

	June 30,	December 31,
	2023	2022
Equity investments	$4,627	$13,376
Debt security investment	7,488	7,820
Other	6,093	1,453
Total	$18,208	$22,649

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes.

In July 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal.  The Company invested in the form of a convertible note which includes additional follow-on investment rights. The accrued interest of $0.2 million from July 2021 to July 2022 was rolled into the convertible note in July 2022 resulting in a total investment of $9.2 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026.Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three and six months ended June 30, 2023. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of June 30, 2023. Additionally, the Company has the right to convert the note into shares at any time after January 1, 2022. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in our Consolidated Statements of Income. Quarterly, we perform a qualitative assessment to determine if the fair value of the investment could be less than the amortized cost basis.  The fourth quarter 2022 qualitative assessment determined that the fair value of the investment could be less than the amortized cost basis and therefore the Company performed a quantitative assessment of the fair value of the investment.  The fair value as of December 31, 2022 was determined to be $7.9 million based on a Monte Carlo simulation (Level 3).  The Company determined that the impairment was a result of credit related factors and, as such, recorded an allowance for credit losses of $1.4 million which is included in investment loss for the year ended December 31, 2022. In the second quarter of 2023, based on a subsequent quantitative assessment of the fair value using a Monte Carlo simulation, the Company determined the fair value to be $7.7 million and recorded an additional allowance for credit losses of $0.3 million which is included in investment loss for the quarter ended June 30, 2023. The Company has recorded accrued interest receivable of $0.3 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively, in other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® cannabis and Marley™ CBD. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products. In the first quarter of 2023, based on Docklight’s financial results and other operating difficulties, and the decline in the revenue multiples for public companies comparable to Docklight, the Company deemed the investment in Docklight was impaired resulting in the fair value of the Company’s investment decreasing to $3.8 million resulting in a loss of $4.9 million which was recorded for the three months ended March 31, 2023. In the second quarter of 2023, based on a significant change in Docklight’s business model, the Company deemed its investment in Docklight fully impaired resulting in an additional loss of $3.8 million bringing the fair value of the Company’s investment in Docklight to zero. Impairment losses for the Company’s investment in Docklight are recorded in Investment loss on our Consolidated Statements of Income.  Fair value for both periods was determined using a valuation derived from relevant revenue multiples (Level 3).

Note 9. Accrued Liabilities

Accrued liabilities consist of:

	June 30,	December 31,
	2023	2022
Accrued payroll and related items	$4,729	$7,685
Customer returns and allowances	7,444	7,291
Taxes payable	2,008	1,867
Lease liabilities	2,596	3,102
Accrued interest	6,830	7,277
Other	7,291	5,779
Total	$30,898	$33,001

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	June 30,	December 31,
	2023	2022
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	133,541	162,500
Gross notes payable and long-term debt	383,541	412,500
Less deferred finance charges	(4,346)	(5,743)
Notes payable and long-term debt	$379,195	$406,757

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

The Company may redeem the Senior Secured Notes, in whole or in part, at any time on or after February 15, 2023, at the redemption prices (expressed as a percentage of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, on the Senior Secured Notes to be redeemed to (but not including) the applicable redemption date if redeemed during the period indicated below:

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. The Company was in compliance with all covenants as of June 30, 2023.

The Company incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, the Company also entered into a new $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). On May 10, 2023, the Company and certain of its subsidiaries, as guarantors, entered into an amendment (the “Amendment”) to the 2021 Revolving Credit Facility (as amended, the “Amended Revolving Credit Facility”).  The Amendment includes certain modifications to the 2021 Revolving Credit Facility relating to the replacement of the London Inter-Bank Offered Rate with a Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark under the 2021 Revolving Credit Facility and adjusts certain other provisions to reflect current documentation standards and other agreed modifications.

Letters of credit are limited to $10.0 million (and are a part of, and not in addition to, the revolving line of credit). The Company has not drawn any borrowings under the Amended Revolving Credit Facility but does have letters of credit of approximately $1.4 million outstanding under the facility as of June 30, 2023. The Amended Revolving Credit Facility will mature on August 11, 2025, if none of the Company’s Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

Interest is payable on the Amended Revolving Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate or the Term SOFR rate, as applicable, plus an applicable margin of 3.50% (with step-downs upon de-leveraging). The Company also has the option to borrow at a rate determined by reference to the base rate.

The obligations under the Amended Revolving Credit Agreement are guaranteed on a joint and several basis by the Guarantors. The Company’s and Guarantors’ obligations under the Amended Revolving Credit Facility are secured on a pari passu basis with the Senior Secured Notes.

The Amended Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The Amended Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the Amended Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the Amended Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5.0 million) in the aggregate outstanding exceeds 35% of the total commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Agreement provides for customary events of default. The Company was in compliance with all covenants as of June 30, 2023.

The Company incurred debt issuance costs attributable to the issuance of the Amended Revolving Credit Facility of $0.5 million which are amortized to interest expense using the effective interest method over the expected life of the Amended Revolving Credit Facility.

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

In the fourth quarter of 2022, a wholly owned subsidiary of the Company repurchased $10.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $0.9 million gain on extinguishment of debt. Subsequent repurchases occurred in the first and second quarters of 2023 for $13.9 million and $15.1 million, respectively, in aggregate principal amounts resulting in gains on extinguishment of debt of $0.7 million and $0.6 million, respectively. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of June 30, 2023, $133.5 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 2,455,360 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.6789 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.54 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2023. Subsequent to the balance sheet date the Convertible Senior Notes became current in the amount of $133.5 million. Based on the current liquidity, free cash flow generation and other financing options, the Company believe there will be adequate liquidity to address the maturity of the Convertible Senior Notes. The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.54 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

The components of lease expense consisted of the following:

	Three Months Ended June 30,
	2023	2022
Operating lease cost
Cost of sales	$129	$233
Selling, general and administrative	503	386
Variable lease cost (1)	407	211
Short-term lease cost	7	11
Total	$1,046	$841

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Three Months Ended June 30,
	2023	2022
Financing lease cost
Selling, general and administrative	$348	$297
Total	$348	$297

	Six Months Ended June 30,
	2023	2022
Operating lease cost
Cost of sales	$257	$460
Selling, general and administrative	1,024	785
Variable lease cost (1)	632	323
Short-term lease cost	13	25
Total	$1,926	$1,593

	Six Months Ended June 30,
	2023	2022
Financing lease cost
Selling, general and administrative	$686	$588
Total	$686	$588

	June 30,	December 31,
	2023	2022
Assets:
Right of use assets - Operating	$9,983	$10,967
Right of use assets - Financing	940	1,498
Total lease assets	$10,923	$12,465

Liabilities:
Current lease liabilities - Operating (2)	$1,947	$2,007
Current lease liabilities - Financing (2)	649	1,095
Long-term lease liabilities - Operating	9,272	10,243
Long-term lease liabilities - Financing	256	350
Total lease liabilities	$12,124	$13,695

(2)	Reported within accrued liabilities on the balance sheet.

Note 12. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2023 was 25.6% and 25.4%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2022 was 23.2% and 23.5%, respectively,  which includes a discrete tax deduction of $0.3 million and $0.7 million, respectively, relating to stock option exercises.

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

Note 13. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of June 30, 2023, net of forfeitures, there were 277,397 Restricted Stock Units (“RSUs”), 120,746 options and 30,559 Performance-Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 961,350 shares available for grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2021	619,835	$28.51	$8.70

Granted	114,827	30.58	10.34
Exercised	(40,331)	12.49	4.08
Forfeited	(11,117)	32.60	9.35
Outstanding, December 31, 2022	683,214	$29.74	$9.24

Granted	77,519	20.71	6.45
Exercised	(29,371)	13.84	4.37
Forfeited	(62,987)	26.61	9.00
Outstanding, June 30, 2023	668,375	$29.68	$9.15

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022, was $0.2 million, and $0.5 million, respectively.

At June 30, 2023, under the 2006 Plan, the exercise price for the 46,824 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 1.11 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions: a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At June 30, 2023, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	October 24,	March 18,	February 18,	May 3,
	2017	2017	2018	2019	2019	2020	2021	2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at June 30, 2023	20,000	39,983	51,567	125,984	25,000	82,068	91,287	12,000
Number exercisable at June 30, 2023	20,000	39,983	51,567	125,984	25,000	82,068	64,564	8,040
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	3.62	3.88	4.69	5.73	6.32	6.72	7.64	7.85
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,
	2021	2022	2022	2023
Number of options granted	7,500	100,000	14,827	77,519
Options outstanding at June 30, 2023	7,500	73,816	14,827	77,519
Number exercisable at June 30, 2023	5,100	25,295	5,042	38,760
Exercise price	$45.05	$30.46	$31.39	$20.71
Remaining lives	7.88	8.71	8.84	9.87
Risk free interest rate	0.84%	2.10%	2.92%	3.41%
Expected volatility	31.50%	35.33%	35.33%	34.51%
Expected life	6.000	6.000	6.000	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded compensation expense related to the options of approximately $0.5 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Total unrecognized compensation expense related to options at June 30, 2023, is $0.7 million, which will be expensed over 1.23 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of  June 30, 2023, there are 460,334 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of June 30, 2023.

	March 20,	March 18,	December 28,	February 18,	March 14,	May 4,
	2019	2020	2020	2021	2022	2023
Number of PRSUs granted	92,500	94,000	88,169	100,000	49,996	133,577
PRSUs outstanding at June 30, 2023	77,380	85,410	31,040	88,490	44,437	133,577
Fair value as of grant date	$47.58	$14.85	$46.42	$51.75	$30.46	$22.25
Remaining lives	0.50	1.50	0.50	2.50	3.50	2.75

The Company recorded compensation expense related to the PRSUs of approximately $0.6 million and $0.8 million in the consolidated statements of income for the three months ended June 30, 2023 and 2022, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $1.1 million and $1.6 million in the consolidated statements of income for the six months ended June 30, 2023 and 2022, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at June 30, 2023, is $7.3 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 229,553 RSUs which vest over one to five years. The following table outlines the RSUs granted and outstanding as of June 30, 2023.

	March 14,	March 14,	April 29,	May 5,	May 5,	May 8,
	2022	2022	2022	2023	2023	2023
Number of RSUs granted	50,004	28,726	4,522	130,873	22,472	20,101
RSUs outstanding at June 30, 2023	43,860	18,961	4,522	130,873	11,236	20,101
Fair value as of grant date	$30.46	$30.46	$31.39	$22.25	$22.25	$21.77
Remaining lives	3.50	1.50	3.50	2.75	0.50	0.86

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $1.0 million and $0.4 million for the three months ended June 30, 2023 and 2022. The Company recorded compensation expense related to the RSUs of approximately $1.3 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. Total unrecognized compensation expense related to RSUs at June 30, 2023, is $4.3 million, which will be expensed over 2.56 years.

Note 14. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc. (“TPB” or the “Company”), Paul-Emile Berteau (the “Plaintiff”), filed a complaint in the Delaware Court of Chancery (the “Court”) relating to the merger of Standard Diversified, Inc. (“SDI”) with a TPB subsidiary pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub (“Action”). The complaint purports to assert two derivative counts for breach of fiduciary duty on TPB’s behalf and against the TPB Board of Directors and certain SDI affiliates (collectively, the “Defendants”). The third count purports to assert a direct claim against TPB and its Board of Directors based on allegations that TPB’s Amended and Restated Bylaws are inconsistent with TPB’s certificate of incorporation. On October 26, 2020, the TPB Board of Directors adopted Amendment No. 1 to TPB’s Amended and Restated Bylaws, which amended the challenged section of the bylaws. On June 30, 2021, the Court granted in part and denied in part the Defendants’ motions to dismiss. Among other things, the Court dismissed TPB director H.C. Charles Diao as a defendant in the action and dismissed the third count of the Plaintiff’s complaint as moot.

The Defendants and the Company deny any wrongdoing but following a mediation in November 2022, the Defendants agreed to settle with the Plaintiff to eliminate the distraction, burden, expense, risks and potential delay of further litigation involving the asserted claims. The parties entered into a Stipulation and Agreement of Compromise, Settlement and Release, dated and filed with the Court on June 27, 2023 (together with the exhibits thereto, the “Settlement Stipulation”).  The material terms of the proposed settlement of the Action include, among other things, that the Defendants’ insurers will pay or cause to be paid an aggregate of $5,000,000 into an escrow account (the “Settlement Payment”) in exchange for a release of all claims.  Plaintiff also intends to seek an award of attorneys’ fees and expenses to Plaintiff’s counsel of up to $1,000,000 and an additional mootness fee of up to $500,000 in connection with the third count of the complaint that will be paid out of the Settlement Payment with the remaining funds paid to the Company. The proposed settlement is subject to, and conditioned on approval by the Court, and no assurances can be given that such Court approval will be obtained. The impact to the Company is not expected to be material.

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and, if such a claim were brought against the Company, could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or batteries and may be subject to claims in the future relating to other Creative Distribution Solutions products. The Company is still evaluating these claims and the potential defenses to them and may from time to time settle some such suits in order to eliminate distraction, burden, expense, risks and potential delay of further litigation involving the asserted claims. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

We have several subsidiaries engaged in making, distributing, and selling vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. While we have received some such investigative requests with regard to the marketing of our vapor products, no regulatory bodies have taken action against us with regard to our marketing practices. In the acquisition of the vapor businesses, we negotiated financial “hold-backs”, which we expect to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the franchisee matters discussed below. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

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

Note 15. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2023			2022
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$9,925			$5,424

Denominator
Weighted average		17,584,241	$0.56		18,063,259	$0.30

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$9,925			$5,424
Interest expense related to Convertible Senior Notes, net of tax	846			1,054
Diluted net income attributable to Turning Point Brands. Inc.	$10,771			$6,478

Denominator
Basic weighted average		17,584,241			18,063,259
Convertible Senior Notes		2,625,714			3,211,484
Stock options and restricted stock units		199,988			168,536
		20,409,943	$0.53		21,443,279	$0.30

	Six Months Ended June 30,
	2023			2022
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$17,522			$16,422

Denominator
Weighted average		17,556,030	$1.00		18,159,940	$0.90

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$17,522			$16,422
Interest expense related to Convertible Senior Notes	1,800			2,108
Diluted net income attributable to Turning Point Brands. Inc.	$19,322			$18,530

Denominator
Basic weighted average		17,556,030			18,159,940
Convertible Senior Notes		2,799,434			3,211,484
Stock options and restricted stock units		183,483			231,689
		20,538,947	$0.94		21,603,113	$0.86

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

The tables below present financial information about reported segments:

	Three Months Ended June 30,
	2023	2022

Net sales
Zig-Zag products	$46,722	$46,226
Stoker’s products	36,056	33,588
Total Zig-Zag and Stoker’s products	$82,778	$79,814
Creative Distribution Solutions	22,817	23,111
Total	$105,595	$102,925

Gross profit
Zig-Zag products	$26,422	$26,430
Stoker’s products	19,968	18,079
Total Zig-Zag and Stoker’s products	$46,390	$44,509
Creative Distribution Solutions	6,088	6,960
Total	$52,478	$51,469

Operating income (loss)
Zig-Zag products	$17,000	$18,503
Stoker’s products	15,110	13,378
Corporate unallocated (1)(2)	(12,025)	(14,287)
Total Zig-Zag and Stoker’s products	$20,085	$17,594
Creative Distribution Solutions	460	552
Total	$20,545	$18,146

Interest expense, net	4,019	5,144
Investment loss	4,080	6,227
Gain on extinguishment of debt	(600)	-

Income before income taxes	$13,046	$6,775

Capital expenditures
Zig-Zag products	$112	$2,237
Stoker’s products	446	670
Total Zig-Zag and Stoker’s products	$558	$2,907
Creative Distribution Solutions	-	-
Total	$558	$2,907

Depreciation and amortization
Zig-Zag products	$267	$93
Stoker’s products	709	770
Total Zig-Zag and Stoker’s products	$976	$863
Creative Distribution Solutions	554	472
Total	$1,530	$1,335

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $0.7 million in 2023 and $2.0 million in 2022.

	Six Months Ended June 30,
	2023	2022

Net sales
Zig-Zag products	$88,609	$91,898
Stoker’s products	69,718	65,291
Total Zig-Zag and Stoker’s products	$158,327	$157,189
Creative Distribution Solutions	48,224	46,630
Total	$206,551	$203,819

Gross profit
Zig-Zag products	$48,812	$52,773
Stoker’s products	39,433	35,765
Total Zig-Zag and Stoker’s products	$88,245	$88,538
Creative Distribution Solutions	12,850	14,725
Total	$101,095	$103,263

Operating income (loss)
Zig-Zag products	$30,641	$37,240
Stoker’s products	29,672	26,883
Corporate unallocated (1)(2)	(22,647)	(27,978)
Total Zig-Zag and Stoker’s products	$37,666	$36,145
Creative Distribution Solutions	721	1,230
Total	$38,387	$37,375

Interest expense, net	8,029	10,340
Investment loss	8,879	6,149
Gain on extinguishment of debt	(1,377)	-

Income before income taxes	$22,856	$20,886

Capital expenditures
Zig-Zag products	$1,085	$4,560
Stoker’s products	1,908	1,134
Total Zig-Zag and Stoker’s products	$2,993	$5,694
Creative Distribution Solutions	-	-
Total	$2,993	$5,694

Depreciation and amortization
Zig-Zag products	$534	$185
Stoker’s products	1,415	1,537
Total Zig-Zag and Stoker’s products	$1,949	$1,722
Creative Distribution Solutions	1,128	947
Total	$3,077	$2,669

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $0.8 million in 2023 and $3.1 million in 2022.

	June 30,	December 31,
	2023	2022
Assets
Zig-Zag products	$191,672	$225,893
Stoker’s products	168,326	151,241
Corporate unallocated (1)	167,190	155,348
Total Zig-Zag and Stoker’s products	$527,188	$532,482
Creative Distribution Solutions	32,486	39,624
Total	$559,674	$572,106

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while Creative Distribution Solutions sales are made business to business and business to consumer, both online and through our corporate retail stores. Creative Distribution Solutions net sales are broken out by sales channel below.

	Creative Distribution Solutions Segment
	Three Months Ended
	June 30,
	2023	2022
Business to Business	$20,038	$17,674
Business to Consumer - Online	2,525	5,336
Other	254	101
Total	$22,817	$23,111

	Creative Distribution Solutions Segment
	Six Months Ended
	June 30,
	2023	2022
Business to Business	$42,531	$36,798
Business to Consumer - Online	5,335	9,569
Other	358	263
Total	$48,224	$46,630

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended
	June 30,
	2023	2022
Domestic	$98,121	$95,442
Foreign	7,474	7,483
Total	$105,595	$102,925

	Six Months Ended
	June 30,
	2023	2022
Domestic	$191,981	$189,208
Foreign	14,570	14,611
Total	$206,551	$203,819

Note 17. Additional Information with Respect to Unrestricted Subsidiary

Under the terms of the Indenture and Senior Secured Notes, the Company has designated its subsidiaries, South Beach Brands LLC, TPB Beast LLC and Intrepid Brands, LLC as “Unrestricted Subsidiaries”. South Beach Brands LLC is a holding company under which our vape business TPB Beast LLC operating as Creative Distribution Solutions sits. The Company is required under the terms of the Indenture and the Senior Secured Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is below.

Income Statement for the Three Months Ended June 30, 2023 and 2022 (unaudited):

	Three Months Ended June 30
	2023			2022
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$82,778	$22,817	$105,595	$79,814	$23,111	$102,925
Cost of sales	36,388	16,729	53,117	35,305	16,151	51,456
Gross profit	46,390	6,088	52,478	44,509	6,960	51,469
Selling, general, and administrative expenses	26,305	5,628	31,933	26,915	6,408	33,323
Operating income	20,085	460	20,545	17,594	552	18,146
Interest expense, net	4,019	-	4,019	5,144	-	5,144
Investment loss	4,080	-	4,080	6,227	-	6,227
Gain on extinguishment of debt	(600)	-	(600)	-	-	-
Income before income taxes	12,586	460	13,046	6,223	552	6,775
Income tax expense	3,220	118	3,338	1,441	128	1,569
Consolidated net income	9,366	342	9,708	4,782	424	5,206
Net loss attributable to non-controlling interest	(217)	-	(217)	(218)	-	(218)
Net income attributable to Turning Point Brands, Inc.	$9,583	$342	$9,925	$5,000	$424	$5,424

Income Statement for the Six Months Ended June 30, 2023 and 2022 (unaudited):

	Six Months Ended June 30
	2023			2022
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated

Net sales	$158,327	$48,224	$206,551	$157,189	$46,630	$203,819
Cost of sales	70,082	35,374	105,456	68,651	31,905	100,556
Gross profit	88,245	12,850	101,095	88,538	14,725	103,263
Selling, general, and administrative expenses	50,579	12,129	62,708	52,393	13,495	65,888
Operating income	37,666	721	38,387	36,145	1,230	37,375
Interest expense, net	8,029	-	8,029	10,340	-	10,340
Investment loss	8,879	-	8,879	6,149	-	6,149
Gain on extinguishment of debt	(1,377)	-	(1,377)	-	-	-
Income before income taxes	22,135	721	22,856	19,656	1,230	20,886
Income tax expense	5,623	183	5,806	4,620	289	4,909
Consolidated net income	16,512	538	17,050	15,036	941	15,977
Net loss attributable to non-controlling interest	(472)	-	(472)	(445)	-	(445)
Net income attributable to Turning Point Brands, Inc.	$16,984	$538	$17,522	$15,481	$941	$16,422

Balance Sheet as of June 30, 2023 (unaudited):

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$96,701	$3,806	$-	$100,507
Accounts receivable, net	7,550	370	-	7,920
Inventories	115,646	9,410	-	125,056
Other current assets	15,103	3,113	-	18,216
Total current assets	235,000	16,699	-	251,699
Property, plant, and equipment, net	23,808	320	-	24,128
Deferred income taxes	7,966	-	-	7,966
Right of use assets	10,888	35	-	10,923
Deferred financing costs, net	229	-	-	229
Goodwill	136,244	-	-	136,244
Other intangible assets, net	66,646	15,402	-	82,048
Master Settlement Agreement (MSA) escrow deposits	28,229	-	-	28,229
Other assets	18,178	30	-	18,208
Investment in unrestricted subsidiaries	51,836	-	(51,836)	-
Total assets	$579,024	$32,486	$(51,836)	$559,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,449	$1,353	$-	$10,802
Accrued liabilities	29,018	1,880	-	30,898
Other current liabilities	5	-	-	5
Total current liabilities	38,472	3,233	-	41,705
Notes payable and long-term debt	379,195	-	-	379,195
Lease liabilities	9,528	-	-	9,528
Total liabilities	427,195	3,233	-	430,428

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	150,653	29,253	(51,836)	128,070
Non-controlling interest	1,176	-	-	1,176
Total stockholders’ equity	151,829	29,253	(51,836)	129,246
Total liabilities and stockholders’ equity	$579,024	$32,486	$(51,836)	$559,674

Balance Sheet as of December 31, 2022:

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$103,990	$2,413	$-	$106,403
Accounts receivable, net	7,374	1,003	-	8,377
Inventories	104,883	15,032	-	119,915
Other current assets	18,828	4,131	-	22,959
Total current assets	235,075	22,579	-	257,654
Property, plant, and equipment, net	22,261	527	-	22,788
Deferred income taxes	8,443	-	-	8,443
Right of use assets	12,328	137	-	12,465
Deferred financing costs, net	282	-	-	282
Goodwill	136,253	-	-	136,253
Other intangible assets, net	67,241	16,351	-	83,592
Master Settlement Agreement (MSA) escrow deposits	27,980	-	-	27,980
Other assets	22,619	30	-	22,649
Investment in unrestricted subsidiaries	60,120	-	(60,120)	-
Total assets	$592,602	$39,624	$(60,120)	$572,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,628	$727	$-	$8,355
Accrued liabilities	31,118	1,883	-	33,001
Other current liabilities	20	-	-	20
Total current liabilities	38,766	2,610	-	41,376
Notes payable and long-term debt	406,757	-	-	406,757
Lease liabilities	10,593	-	-	10,593
Total liabilities	456,116	2,610	-	458,726

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	134,751	37,014	(60,120)	111,645
Non-controlling interest	1,735	-	-	1,735
Total stockholders’ equity	136,486	37,014	(60,120)	113,380
Total liabilities and stockholders’ equity	$592,602	$39,624	$(60,120)	$572,106

Note 18. Dividends and Share Repurchases

A dividend of $0.065 per common share was paid on July 7, 2023, to shareholders of record at the close of business on June 16, 2023.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022, in each case bringing the aggregate approval back to $50.0 million. $27.2 million remains available for share repurchases under the program at June 30, 2023.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2022, and as compared with the three and six months ended June 30, 2022.  The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in the Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2022 Annual Report.

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

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. Our products are currently available in approximately 197,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 217,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

In the fourth quarter of 2022, we contributed our NewGen Products business to South Beach Holdings LLC doing business as Creative Distribution Solutions (“CDS”), a newly-formed wholly-owned subsidiary. CDS is separately operated and reports to its own Board of Directors. During the first quarter of 2023, the business was designated an unrestricted subsidiary under the Senior Secured Notes and concurrently we renamed what we previously referred to as our NewGen Products segment as our Creative Distribution Solutions segment as we believe this name better aligns with the goals and strategies of the segment.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	Cost and increasing regulation of promotional and advertising activities;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation;
•	Labor and production costs;
•	Cost of complying with regulation, including the “deeming regulation”;
•	Increasing and unpredictable regulation of Creative Distribution Solutions products;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023, to the Three Months Ended June 30, 2022

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$46,722	$46,226	1.1%
Stoker’s products	36,056	33,588	7.3%
Total Zig-Zag and Stoker’s products	82,778	79,814	3.7%
Creative Distribution Solutions	22,817	23,111	-1.3%
Total net sales	105,595	102,925	2.6%
Cost of sales	53,117	51,456	3.2%
Gross profit
Zig-Zag products	26,422	26,430	0.0%
Stoker’s products	19,968	18,079	10.4%
Total Zig-Zag and Stoker’s products	46,390	44,509	4.2%
Creative Distribution Solutions	6,088	6,960	-12.5%
Total gross profit	52,478	51,469	2.0%

Selling, general, and administrative expenses	31,933	33,323	-4.2%
Operating income	20,545	18,146	13.2%
Interest expense, net	4,019	5,144	-21.9%
Investment loss	4,080	6,227	-34.5%
Gain on extinguishment of debt	(600)	-	NM
Income before income taxes	13,046	6,775	92.6%
Income tax expense	3,338	1,569	112.7%
Consolidated net income	9,708	5,206	86.5%
Net loss attributable to non-controlling interest	(217)	(218)	-0.5%
Net income attributable to Turning Point Brands, Inc.	$9,925	$5,424	83.0%

Net Sales:  For the three months ended June 30, 2023, consolidated net sales increased to $105.6 million from $102.9 million for the three months ended June 30, 2022, an increase of $2.7 million or 2.6%.

For the three months ended June 30, 2023, net sales in the Zig-Zag Products segment increased to $46.7 million from $46.2 million for the three months ended June 30, 2022, an increase of $0.5 million or 1.1%. The increase in net sales was driven by strong growth in our Canadian and other smoking accessories businesses partially offset by declines in the U.S. rolling papers and wraps businesses.

For the three months ended June 30, 2023, net sales in the Stoker’s Products segment increased to $36.1 million from $33.6 million for the three months ended June 30, 2022, an increase of $2.5 million or 7.3%. For the three months ended June 30, 2023, volume increased 0.7% and price/product mix increased 6.6%. The increase in net sales was driven by double-digit growth of Stoker’s® MST partially offset by a decline in loose-leaf chewing tobacco.

For the three months ended June 30, 2023, net sales in the Creative Distribution Solutions segment decreased to $22.8 million from $23.1 million for the three months ended June 30, 2022, a decrease of $0.3 million or 1.3%. The decrease in net sales was primarily the result of lower volumes in the vape distribution businesses.

Gross Profit:  For the three months ended June 30, 2023, consolidated gross profit increased to $52.5 million from $51.5 million for the three months ended June 30, 2022, an increase of $1.0 million or 2.0%. Gross profit as a percentage of net sales decreased to 49.7% for the three months ended June 30, 2023, compared to 50.0% for the three months ended June 30, 2022 driven by increased margin in the Stoker’s Products segment offset by decreased margin in the Zig-Zag Products and Creative Distribution Solutions segments as a result of price/product mix.

For the three months ended June 30, 2023, gross profit in the Zig-Zag Products segment remained unchanged at $26.4 million compared to the three months ended June 30, 2022. Gross profit as a percentage of net sales decreased to 56.6% of net sales for the three months ended June 30, 2023, from 57.2% of net sales for the three months ended June 30, 2022, driven primarily by product mix.

For the three months ended June 30, 2023, gross profit in the Stoker’s Products segment increased to $20.0 million from $18.1 million for the three months ended June 30, 2022, an increase of $1.9 million or 10.4%. Gross profit as a percentage of net sales increased to 55.4% of net sales for the three months ended June 30, 2023, from 53.8% of net sales for the three months ended June 30, 2022, primarily as a result of strong market share and pricing gains in MST.

For the three months ended June 30, 2023, gross profit in the Creative Distribution Solutions segment decreased to $6.1 million from $7.0 million for the three months ended June 30, 2022, a decrease of $0.9 million or 12.5%. Gross profit as a percentage of net sales decreased to 26.7% of net sales for the three months ended June 30, 2023, from 30.1% of net sales for the three months ended June 30, 2022, primarily as a result of product mix.

Selling, General, and Administrative Expenses:  For the three months ended June 30, 2023, selling, general, and administrative expenses decreased to $31.9 million from $33.3 million for the three months ended June 30, 2022, a decrease of $1.4 million or 4.2%. Selling, general and administrative expenses in the three months ended June 30, 2023, included $2.1 million of stock options, restricted stock and incentives expense, $0.7 million of expense related to PMTA, $0.1 million of transaction costs and $0.1 million of expense related to the new ERP and CRM systems. Selling, general and administrative expenses in the three months ended June 30, 2022, included $1.5 million of stock option, restricted stock and incentives expense, $0.4 million of transaction costs, $2.0 million of expense related to PMTA, $0.3 million of expense related to corporate restructuring and $0.9 million of consulting expense related to the scoping of the new ERP and CRM systems.

Interest Expense, net:  For the three months ended June 30, 2023, interest expense, net decreased to $4.0 million from $5.1 million for the three months ended June 30, 2022 as a result of the repurchase of $39.0 million of Convertible Senior Notes in the fourth quarter of 2022 and the first half of 2023, and increased interest income on cash as a result of rising interest rates.

Investment Loss:  For the three months ended June 30, 2023, investment loss decreased to $4.1 million compared to a $6.2 million loss for the three months ended June 30, 2022. The change is a result of the impairment charge recognized on our investment in Docklight for $3.7 million in the second quarter 2023 compared to an impairment charge of $6.3 million in the second quarter of 2022 related to our investment in Dosist.

Gain on Extinguishment of Debt: There was a gain on extinguishment of debt of $0.6 million for the three months ended June 30, 2023 as a result of repurchasing $15.1 million of Convertible Senior Notes compared to no gain on extinguishment of debt for the three months ended June 30, 2022.

Income Tax Expense:  Our income tax expense of $3.3 million was 25.6% of income before income taxes for the three months ended June 30, 2023. Our effective income tax rate was 23.2% for the three months ended June 30, 2022 and included a discrete tax benefit $0.3 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.2 million for the three months ended June 30, 2023 compared to $0.2 million for the three months ended June 30, 2022.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended June 30, 2023 and 2022, was $9.9 million and $5.4 million, respectively.

Comparison of the Six Months Ended June 30, 2023, to the Six Months Ended June 30, 2022

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$88,609	$91,898	-3.6%
Stoker’s products	69,718	65,291	6.8%
Total Zig-Zag and Stoker’s products	158,327	157,189	0.7%
Creative Distribution Solutions	48,224	46,630	3.4%
Total net sales	206,551	203,819	1.3%
Cost of sales	105,456	100,556	4.9%
Gross profit
Zig-Zag products	48,812	52,773	-7.5%
Stoker’s products	39,433	35,765	10.3%
Total Zig-Zag and Stoker’s products	88,245	88,538	-0.3%
Creative Distribution Solutions	12,850	14,725	-12.7%
Total gross profit	101,095	103,263	-2.1%

Selling, general, and administrative expenses	62,708	65,888	-4.8%
Operating income	38,387	37,375	2.7%
Interest expense, net	8,029	10,340	-22.4%
Investment loss	8,879	6,149	44.4%
Gain on extinguishment of debt	(1,377)	-	NM
Income before income taxes	22,856	20,886	9.4%
Income tax expense	5,806	4,909	18.3%
Consolidated net income	17,050	15,977	6.7%
Net loss attributable to non-controlling interest	(472)	(445)	6.1%
Net income attributable to Turning Point Brands, Inc.	$17,522	$16,422	6.7%

Net Sales:  For the six months ended June 30, 2023, consolidated net sales increased to $206.6 million from $203.8 million for the six months ended June 30, 2022, an increase of $2.7 million or 1.3%.

For the six months ended June 30, 2023, net sales in the Zig-Zag Products segment decreased to $88.6 million from $91.9 million for the six months ended June 30, 2022, a decrease of $3.3 million or 3.6%. The decrease in net sales was driven by anticipated declines in the U.S. rolling papers and wraps businesses which were impacted by reduction of trade inventory during the period, offset by growth in our Canadian and other smoking accessories businesses.

For the six months ended June 30, 2023, net sales in the Stoker’s Products segment increased to $69.7 million from $65.3 million for the six months ended June 30, 2022, an increase of $4.4 million or 6.8%. For the six months ended June 30, 2023, volume increased 0.4% and price/product mix increased 6.4%. The increase in net sales was driven by double-digit growth of Stoker’s® MST.

For the six months ended June 30, 2023, net sales in the Creative Distribution Solutions segment increased to $48.2 million from $46.6 million for the six months ended June 30, 2022, an increase of $1.6 million or 3.4%. The increase in net sales was primarily the result of improved volumes in the vape distribution businesses.

Gross Profit:  For the six months ended June 30, 2023, consolidated gross profit decreased to $101.1 million from $103.3 million for the six months ended June 30, 2022, a decrease of $2.2 million or 2.1%. Gross profit as a percentage of net sales decreased to 48.9% for the six months ended June 30, 2023, compared to 50.7% for the six months ended June 30, 2022 driven by increased margin in the Stoker’s Products segment offset by decreased margin in the Zig-Zag Products and Creative Distribution Solutions segments as a result of product mix.

For the six months ended June 30, 2023, gross profit in the Zig-Zag Products segment decreased to $48.8 million from $52.8 million for the six months ended June 30, 2022, a decrease of $4.0 million or 7.5%. Gross profit as a percentage of net sales decreased to 55.1% of net sales for the six months ended June 30, 2023, from 57.4% of net sales for the six months ended June 30, 2022, as a result of product mix including the decline in net sales of higher margin U.S. rolling paper and wraps products and contribution of CLIPPER lighters, as a result of the exclusive distribution deal entered into in February, 2022, which operates at lower gross profit margins.

For the six months ended June 30, 2023, gross profit in the Stoker’s Products segment increased to $39.4 million from $35.8 million for the six months ended June 30, 2022, an increase of $3.7 million or 10.3%. Gross profit as a percentage of net sales increased to 56.6% of net sales for the six months ended June 30, 2023, from 54.8% of net sales for the six months ended June 30, 2022, primarily as a result of the strong incremental margin contribution of MST.

For the six months ended June 30, 2023, gross profit in the Creative Distribution Solutions segment decreased to $12.9 million from $14.7 million for the six months ended June 30, 2022, a decrease of $1.9 million or 12.7%. Gross profit as a percentage of net sales decreased to 26.6% of net sales for the six months ended June 30, 2023, from 31.6% of net sales for the six months ended June 30, 2022, primarily as a result of product mix.

Selling, General, and Administrative Expenses:  For the six months ended June 30, 2023, selling, general, and administrative expenses decreased to $62.7 million from $65.9 million for the six months ended June 30, 2022, a decrease of $3.2 million or 4.8%. Selling, general and administrative expenses in the six months ended June 30, 2023, included $2.8 million of stock options, restricted stock and incentives expense, $0.8 million of expense related to PMTA, $0.3 million of expense related to the new ERP and CRM systems and $0.1 million related to transaction costs. Selling, general and administrative expenses in the six months ended June 30, 2022, included $2.7 million of stock option, restricted stock and incentives expense, $0.8 million of transaction costs, $3.1 million of expense related to PMTA, $1.6 million of expense related to corporate restructuring and $1.2 million of consulting expense related to the scoping of the new ERP and CRM systems.

Interest Expense, net:  For the six months ended June 30, 2023, interest expense, net decreased to $8.0 million, from $10.3 million for the six months ended June 30, 2022 as a result of the repurchases of $39.0 million of Convertible Senior Notes in the fourth quarter of 2022 and the first and second quarters of 2023, and increased interest income on cash as a result of rising interest rates.

Investment Loss:  For the six months ended June 30, 2023, investment loss increased to $8.9 million compared to $6.1 million for the six months ended June 30, 2022.  The change is a result of the impairment charge recognized on our investment in Docklight for $6.5 million in the first half of 2023 compared to an impairment charge of $6.3 million in the second quarter of 2022 related to our investment in Dosist.

Gain on Extinguishment of Debt: There was a gain on extinguishment of debt of $1.4 million for the six months ended June 30, 2023 as a result of repurchasing $29.0 million of Convertible Senior Notes during the first and second quarters of 2023 compared to no gain on extinguishment of debt for the six months ended June 30, 2022.

Income Tax Expense:  Our income tax expense of $5.8 million was 25.4% of income before income taxes for the six months ended June 30, 2023. Our effective income tax rate was 23.5% for the six months ended June 30, 2022 and included a discrete tax benefit $0.7 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.5 million for the six months ended June 30, 2023 compared to $0.4 million for the six months ended June 30, 2022.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the six months ended June 30, 2023 and 2022, was $17.5 million and $16.4 million, respectively.

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

(in thousands)	Three Months Ended June 30,
	2023	2022
Net income attributable to Turning Point Brands, Inc.	$9,925	$5,424
Add:
Interest expense, net	4,019	5,144
Gain on extinguishment of debt	(600)	-
Income tax expense	3,338	1,569
Depreciation expense	759	879
Amortization expense	771	456
EBITDA	$18,212	$13,472
Components of Adjusted EBITDA
Corporate restructuring (a)	-	270
ERP/CRM (b)	138	861
Stock options, restricted stock, and incentives expense (c)	2,093	1,502
Transactional expenses (d)	82	364
FDA PMTA (e)	662	1,957
Non-cash asset impairment (f)	4,092	6,300
Adjusted EBITDA	$25,279	$24,726

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)	Represents impairment of investment assets.

(in thousands)	Six Months Ended June 30,
	2023	2022
Net income attributable to Turning Point Brands, Inc.	$17,522	$16,422
Add:
Interest expense, net	8,029	10,340
Gain on extinguishment of debt	(1,377)	-
Income tax expense	5,806	4,909
Depreciation expense	1,535	1,750
Amortization expense	1,542	919
EBITDA	$33,057	$34,340
Components of Adjusted EBITDA
Corporate restructuring (a)	-	1,602
ERP/CRM (b)	276	1,191
Stock options, restricted stock, and incentives expense (c)	2,836	2,661
Transactional expenses (d)	86	789
FDA PMTA (e)	820	3,096
Non-cash asset impairment (f)	8,989	6,300
Adjusted EBITDA	$46,064	$49,979

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost assosicated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)	Represents impairment of investment assets.

Liquidity and Capital Resources

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash on hand, cash flows from operations and borrowing availability under our 2021 Revolving Credit Facility are adequate to satisfy our operating cash requirements for the foreseeable future. As of June 30, 2023, we had $100.5 million of cash on hand and have $23.6 million of availability under the 2021 Revolving Credit Facility. Subsequent to the balance sheet date the Convertible Senior Notes became current in the amount of $133.5 million.  Based on the current liquidity, free cash flow generation and other financing options, we believe there will be adequate liquidity to address the maturity of the Convertible Senior Notes.

Our working capital, which we define as current assets less cash and current liabilities, decreased $0.4 million to $109.5 million at June 30, 2023, compared with $109.9 million at December 31, 2022.

	As of
(in thousands)	June 30, 2023	December 31, 2022

Current assets	$151,192	$151,251
Current liabilities	41,705	41,376
Working capital	$109,487	$109,875

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $27.5 million compared to net cash provided by operating activities of $7.1 million for the six months ended June 30, 2022, an increase of $20.4 million, primarily due to the timing of changes of inventory and other working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $3.0 million compared to net cash used in investing activities of $15.7 million for the six months ended June 30, 2022, a reduction in cash used in investing activities of $12.7 million, primarily due to a decrease in purchases of investments of $10.7 million in our MSA escrow account.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $30.4 million compared to net cash used in financing activities of $22.5 million for the six months ended June 30, 2022, an increase of $7.9 million, primarily due to $27.4 million in repurchases of Convertible Senior Notes during the period, offset by a decrease in repurchases of common stock of $19.4 million during 2023.

Dividends and Share Repurchase

A dividend of $0.065 per common share was paid on July 7, 2023, to shareholders of record at the close of business on June 16, 2023.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022. $27.2 million remains available for share repurchases under the program at June 30, 2023.

Long-Term Debt

As of June 30, 2023, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides outstanding balances of our debt instruments.

	June 30, 2023	December 31, 2022
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	133,541	162,500
Gross notes payable and long-term debt	383,541	412,500
Less deferred finance charges	(4,346)	(5,743)
Notes payable and long-term debt	$379,195	$406,757

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

The Company may redeem the Senior Secured Notes, in whole or in part, at any time on or after February 15, 2023, at the redemption prices (expressed as a percentage of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, on the Senior Secured Notes to be redeemed to (but not including) the applicable redemption date if redeemed during the period indicated below:

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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Indenture. The Indenture provides for customary events of default. We were in compliance with all covenants as of June 30, 2023.

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, we also entered into a new $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto (the “Lenders”) and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). On May 10, 2023, the Company and certain of its subsidiaries, as guarantors, entered into an amendment (the “Amendment”) to the 2021 Revolving Credit Facility (as amended, the “Amended Revolving Credit Facility”). The Amendment includes certain modifications to the 2021 Revolving Credit Facility relating to the replacement of the London Inter-Bank Offered Rate with a Secured Overnight Financing Rate as the interest rate benchmark under the 2021 Revolving Credit Facility and adjusts certain other provisions to reflect current documentation standards and other agreed modifications.

Letters of credit are limited to $10.0 million (and are a part of, and not in addition to, the revolving line of credit). We have not drawn any borrowings under the Amended Revolving Credit Facility but do have letters of credit of approximately $1.4 million outstanding under the facility as of March 31, 2023. The Amended Revolving Credit Facility will mature on August 11, 2025 if none of our Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

Interest is payable on the Amended 2021 Revolving Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate of Term SOFR rate, as applicable, plus an applicable margin of 3.50% (with step-downs upon de-leveraging). We also have the option to borrow at a rate determined by reference to the base rate.

The obligations under the Amended Revolving Credit Agreement are guaranteed on a joint and several basis by the Guarantors. The Company’s and Guarantors’ obligations under the Amended Revolving Credit Facility are secured on a pari passu basis with the Senior Secured Notes.

The Amended Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The Amended Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the Amended Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the Amended Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5.0 million) in the aggregate outstanding exceeds 35% of the total commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Agreement provides for customary events of default. We were in compliance with all covenants as of June 30, 2023.

We incurred debt issuance costs attributable to the issuance of the Amended Revolving Credit Facility of $0.5 million which are amortized to interest expense using the effective interest method over the expected life of the Amended Revolving Credit Facility.

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

In the fourth quarter of 2022, a wholly owned subsidiary of the Company repurchased $10.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $0.9 million gain on extinguishment of debt. Subsequent repurchases occurred in the first and second quarters of 2023 for $13.9 million and $15.1 million, respectively, in aggregate principal amounts resulting in gains on extinguishment of debt of $0.7 million and $0.6 million, respectively. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of June 30, 2023, $133.5 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 2,455,360 shares of our voting common stock under certain circumstances prior to maturity at a conversion rate of 18.6789 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.54 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by us in excess of pre-determined thresholds of $0.04 per share. Upon conversion, we may pay cash, shares of our common stock or a combination of cash and stock, as determined by us at our discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2023.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.54 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

Off-balance Sheet Arrangements

During the six months ended June 30, 2023, we executed various foreign exchange contracts for the purchase of €10.9 million and sale of €6.0 million with maturity dates ranging from August 2023 to October 2023. At June 30, 2023, we had foreign currency contracts for the purchase of €10.9 million and sale of €6.0 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.2 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at June 30, 2023. During 2022, we executed various foreign currency contracts for the purchase of €28.9 million and sale of €28.9 million. At December 31, 2022, we had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The fair value of the foreign currency contracts resulted in an asset of $1.2 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities at December 31, 2022.

Inflation

Inflation in general and the recent rapid increases in gas prices have had a substantial negative effect on the purchasing power of consumers. While historically, we have been able to increase prices at a rate equal to or greater than that of inflation, doing so would be difficult in the current inflationary environment. However, we have implemented price increases in areas where doing so has been feasible. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement regarding our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

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

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2022 Annual Report on Form 10-K, during the six months ended June 30, 2023. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2022 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2021, we issued the Senior Secured Notes in an aggregate principal amount of $250 million. In July 2019, we issued Convertible Senior Notes in an aggregate principal amount of $172.5 million. We carry the Senior Secured Notes and Convertible Senior Notes at face value. Since the Senior Secured Notes and Convertible Senior Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Senior Notes changes when the market price of our stock fluctuates, or interest rates change. Our remaining debt instrument is a revolving credit facility which has no borrowing outstanding.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2023. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

During the fiscal quarter ended June 30, 2023, we continued to make progress on our remediation plans to address the material weaknesses in the Company’s internal control over financial reporting. These remediation efforts include hiring additional experienced accounting and internal control specialists and external consultants. In addition, the Company is in process of redesigning key controls for both business processes and information technology controls along with implementing a new enterprise resource planning system.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please see Contingencies in Note 14 to the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

On October 9, 2020, a purported stockholder of the Company, Paul-Emile Berteau (the “Plaintiff”), filed a complaint in the Delaware Court of Chancery (the “Court”) relating to the merger of Standard Diversified, Inc. (“SDI”) with a TPB subsidiary pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub (the “Action”). The complaint purports to assert two derivative counts for breach of fiduciary duty on TPB’s behalf and against the TPB Board of Directors and certain SDI affiliates (collectively, the “Defendants”). The complaint also purports to assert a direct claim against TPB and its Board of Directors based on allegations that TPB’s Amended and Restated Bylaws are inconsistent with TPB’s certificate of incorporation. On October 26, 2020, the TPB Board of Directors adopted Amendment No. 1 to TPB’s Amended and Restated Bylaws, which amended the challenged section of the bylaws. On June 30, 2021, the Court granted in part and denied in part the Defendants’ motions to dismiss. Among other things, the Court dismissed TPB director H.C. Charles Diao as a defendant in the action and dismissed the third count of the Plaintiff’s complaint as moot.

The Defendants and the Company deny that any of them has committed or threatened to commit any violations of law, breaches of duty or other wrongdoing arising out of or related to any of the conduct, statements, acts or omissions alleged by Plaintiff, and maintain that their conduct was at all times proper, in the best interests of the Company and its stockholders, and in compliance with applicable law. Nevertheless, following a mediation in November 2022, the Defendants agreed to settle with the Plaintiff, because doing so will eliminate the distraction, burden, expense, risks and potential delay of further litigation involving the asserted claims. The parties entered into a Stipulation and Agreement of Compromise, Settlement and Release, dated and filed with the Court on June 27, 2023 (together with the exhibits thereto, the “Settlement Stipulation”).  The Settlement Stipulation includes as an exhibit thereto a Notice of Pendency of Settlement of Action (the “Notice”). On July 12, 2023, the Court approved the form of the Notice.  The material terms of the proposed settlement of the Action are summarized in the Notice and include, without limitation, that the Defendants’ insurers will pay or cause to be paid an aggregate of $5,000,000 into an escrow account (the “Settlement Payment”) in exchange for a release of all claims. The Court has scheduled a hearing on the proposed settlement for November 9, 2023, at 3:15 p.m. at the Leonard L. Williams Justice Center, 500 North King Street, Wilmington, Delaware 19801 to consider whether the terms of the settlement are fair, reasonable, and adequate and whether to approve Plaintiff’s counsel’s request for attorneys’ fees. Also, as described in the Notice, Plaintiff intends to seek an award of attorneys’ fees and expenses related to Plaintiff’s counsel of up to $1,000,000 and an additional mootness fee of up to $500,000 in connection with the third count of the complaint.  Any fee awarded to Plaintiff’s counsel will be paid out of the Settlement Payment and the remaining funds will be paid to the Company.  The proposed settlement is subject to, and conditioned on approval by the Court, and no assurances can be given that such Court approval will be obtained. The impact to the Company is not expected to be material.

A copy of the Notice is attached hereto as Exhibit 99.1, and a copy of the Settlement Stipulation, including the Notice, will be available on the Company’s website at https://www.turningpointbrands.com/investor-relations/resources/notice-of-proposed-settlement/default.aspx. The foregoing description of the terms and provisions of the proposed settlement as set forth in the Notice is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Settlement Stipulation, which text is incorporated herein by reference. Interested parties are encouraged to read the entire text of the Settlement Stipulation and the Notice carefully for further information. Information on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million bringing the authority at the time back to $50.0 million (including approximately $19.3 million available for repurchases under the Board’s previous authorization). On February 24, 2022, the Board of Directors increased the approved share repurchase program by $24.6 million bringing total authority at that time to $50.0 million. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

The following table includes information regarding purchases of our common stock made by us during the quarter ended June 30, 2023 in connection with the repurchase program described above.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	4,431	$23.65	-	$27,197,886
May 1 to May 31	-	$-	-	$27,197,886
June 1 to June 30	-	$-	-	$27,197,886
Total	4,431		-

(1) The total number of shares purchased includes shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 4,431 shares in April). Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1
Amendment No 1. Dated as of May 10, 2023, to the Credit Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., the obligors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Turning Point Brand, Inc’s Current Report on Form 8-K filed with the Commission on May 16, 2023 (File No. 001-37763) *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Graham Purdy.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Luis Reformina.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Notice of Pendency of Settlement of Action *

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 2, 2023, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: August 2, 2023