Form 10-Q
period 2023-09-30
Turning Point Brands, Inc.
filed 2023-11-08
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

At November 1, 2023, there were 17,604,527 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

●	declining sales of tobacco products, and expected continuing decline of sales in the tobacco industry overall;
●	our dependence on a small number of third-party suppliers and producers;
●
the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption, as well as other supply chain concerns, including delays in product shipments and increases in freight cost;

●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources and the damage caused by illicit products to brand equity;
●	contamination of our tobacco supply or products;
●	uncertainty and continued evolution of the markets for our Creative Distribution Solutions products;
●	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
●	substantial and increasing U.S. regulation;
●	regulation or marketing denials of our products by the U.S. Food and Drug Administration, which has broad regulatory powers;
●	many of our products contain nicotine, which is considered to be a highly addictive substance;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
●	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
●	an increase in state and local regulation of our Creative Distribution Solutions products has been proposed or enacted;
●	an increase in tax of our Creative Distribution Solutions products could adversely affect our business;
●	sensitivity of end-customers to increased sales taxes and economic conditions including significant increases in the rate of inflation and other declines in purchasing power;
●	uncertainty surrounding FDA compliance policy;
●	possible increasing international control and regulation;
●	failure to comply with environmental, health and safety regulations;
●	imposition of significant tariffs on imports into the U.S.;
●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	significant product liability litigation;
●	our amount of indebtedness;
●	the terms of our indebtedness, which may restrict our current and future operations;
●	our ability to comply with required disclosure requirements;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
	(unaudited)
	September 30,	December 31,
ASSETS	2023	2022
Current assets:
Cash	$96,071	$106,403
Accounts receivable, net of allowances of $59 in 2023 and $114 in 2022	10,493	8,377
Inventories, net	116,926	119,915
Other current assets	23,322	22,959
Total current assets	246,812	257,654
Property, plant, and equipment, net	24,613	22,788
Deferred income taxes	8,190	8,443
Right of use assets	12,060	12,465
Deferred financing costs, net	203	282
Goodwill	136,280	136,253
Other intangible assets, net	81,725	83,592
Master Settlement Agreement (MSA) escrow deposits	27,534	27,980
Other assets	16,526	22,649
Total assets	$553,943	$572,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,237	$8,355
Accrued liabilities	27,227	33,001
Current portion of long-term debt	48,248	–
Other current liabilities	6	20
Total current liabilities	86,718	41,376
Notes payable and long-term debt	316,573	406,757
Lease liabilities	10,433	10,593
Total liabilities	413,724	458,726

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	–	–
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,912,882 issued shares and 17,596,422 outstanding shares at September 30, 2023, and 19,801,623 issued shares and 17,485,163 outstanding shares at December 31, 2022	199	198
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	–	–
Additional paid-in capital	117,143	113,242
Cost of repurchased common stock (2,316,460 shares at September 30, 2023 and December 31, 2022)	(78,093)	(78,093)
Accumulated other comprehensive loss	(3,855)	(2,393)
Accumulated earnings	103,517	78,691
Non-controlling interest	1,308	1,735
Total stockholders’ equity	140,219	113,380
Total liabilities and stockholders’ equity	$553,943	$572,106

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Three Months Ended September 30,
	2023	2022
Net sales	$101,722	$107,802
Cost of sales	50,100	55,090
Gross profit	51,622	52,712
Selling, general, and administrative expenses	31,385	32,891
Operating income	20,237	19,821
Interest expense, net	3,984	4,802
Investment loss (gain)	2,101	(75)
Gain on extinguishment of debt	(481)	–
Income before income taxes	14,633	15,094
Income tax expense	3,767	3,797
Consolidated net income	10,866	11,297
Net gain (loss) attributable to non-controlling interest	35	(239)
Net income attributable to Turning Point Brands, Inc.	$10,831	$11,536

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.62	$0.65
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.58	$0.60
Weighted average common shares outstanding:
Basic	17,595,980	17,749,294
Diluted	20,098,450	21,102,006

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)
	Nine Months Ended September 30,
	2023	2022
Net sales	$308,273	$311,621
Cost of sales	155,556	155,646
Gross profit	152,717	155,975
Selling, general, and administrative expenses	94,093	98,779
Operating income	58,624	57,196
Interest expense, net	12,013	15,142
Investment loss	10,980	6,074
Gain on extinguishment of debt	(1,858)	–
Income before income taxes	37,489	35,980
Income tax expense	9,573	8,706
Consolidated net income	27,916	27,274
Net loss attributable to non-controlling interest	(437)	(684)
Net income attributable to Turning Point Brands, Inc.	$28,353	$27,958

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.61	$1.55
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$1.51	$1.45
Weighted average common shares outstanding:
Basic	17,569,493	18,021,554
Diluted	20,415,786	21,401,485

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended September 30,
	2023	2022
Consolidated net income	$10,866	$11,297

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $168 in 2023 and $333 in 2022	(527)	(1,046)
Foreign currency translation, net of tax of $0 in 2023 and 2022	270	(160)
Unrealized loss on derivative instruments, net of tax of $102 in 2023 and $67 in 2022	(320)	(210)
	(577)	(1,416)
Consolidated comprehensive income	10,289	9,881
Comprehensive gain (loss) attributable to non-controlling interest	35	(295)
Comprehensive income attributable to Turning Point Brands, Inc.	$10,254	$10,176

	Nine Months Ended September 30,
	2023	2022
Consolidated net income	$27,916	$27,274

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $108 in 2023 and $934 in 2022	(339)	(2,940)
Foreign currency translation, net of tax of $0 in 2023 and 2022	23	(122)
Unrealized loss on derivative instruments, net of tax of $361 in 2023 and $67 in 2022	(1,136)	(210)
	(1,452)	(3,272)
Consolidated comprehensive income	26,464	24,002
Comprehensive loss attributable to non-controlling interest	(437)	(727)
Comprehensive income attributable to Turning Point Brands, Inc.	$26,901	$24,729

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$27,916	$27,274
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(1,858)	–
Loss (gain) on sale of property, plant, and equipment	34	(8)
Depreciation and other amortization expense	2,388	2,611
Amortization of other intangible assets	2,315	1,373
Amortization of deferred financing costs	1,795	1,936
Deferred income tax expense (benefit)	694	(431)
Stock compensation expense	4,660	4,103
Noncash lease income	(48)	–
Loss on investments	11,162	6,244
Changes in operating assets and liabilities:
Accounts receivable	(2,112)	(5,030)
Inventories	3,036	(26,467)
Other current assets	(1,384)	1,891
Other assets	(5,110)	1,211
Accounts payable	2,865	2,074
Accrued liabilities and other	(6,348)	(392)
Net cash provided by operating activities	$40,005	$16,389

Cash flows from investing activities:
Capital expenditures	$(4,206)	$(6,662)
Payments for investments	(200)	(1,000)
Restricted cash, MSA escrow deposits	–	(10,169)
Proceeds on the sale of property, plant and equipment	3	63
Net cash used in investing activities	$(4,403)	$(17,768)

Cash flows from financing activities:
Convertible Senior Notes repurchased	$(41,794)	$–
Proceeds from call options	114	–
Payment of dividends	(3,354)	(3,259)
Exercise of options	419	504
Redemption of options	(346)	(155)
Redemption of performance restricted stock units	(995)	(1,228)
Common stock repurchased	–	(27,032)
Net cash used in financing activities	$(45,956)	$(31,170)

Net decrease in cash	$(10,354)	$(32,549)
Effect of foreign currency translation on cash	$22	$(324)

Cash, beginning of period:
Unrestricted	$106,403	$128,320
Restricted	4,929	15,155
Total cash at beginning of period	$111,332	$143,475

Cash, end of period:
Unrestricted	$96,071	$105,672
Restricted	4,929	4,930
Total cash at end of period	$101,000	$110,602

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$66	$57
Accrued consideration for acquisition of investments	$250	$–

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,187	$1,089

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2023 and 2022
(dollars in thousands except share data)
(unaudited)
				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance July 1, 2023	17,595,579	$199	$115,272	$(78,093)	$(3,181)	$93,873	$1,176	$129,246

Unrealized loss on MSA investments, net of tax of $168	–	–	–	–	(527)	–	–	(527)
Unrealized loss on derivative instruments, net of tax of $102	–	–	–	–	(320)	–	–	(320)
Foreign currency translation, net of tax of $0	–	–	–	–	173	–	97	270
Stock compensation expense	–	–	1,824	–	–	–	–	1,824
Exercise of options	843	–	13	–	–	–	–	13
Settlement of call options, net of tax of $11	–	–	34	–	–	–	–	34
Dividends	–	–	–	–	–	(1,187)	–	(1,187)
Net income	–	–	–	–	–	10,831	35	10,866
Ending balance September 30, 2023	17,596,422	$199	$117,143	$(78,093)	$(3,855)	$103,517	$1,308	$140,219

Beginning balance July 1, 2022	17,890,441	$198	$110,563	$(68,287)	$(2,064)	$85,641	$1,880	$127,931

Unrealized loss on MSA investments, net of tax of $333	–	–	–	–	(1,046)	–	–	(1,046)
Unrealized loss on derivative instruments, net of tax of $67	–	–	–	–	(210)	–	–	(210)
Foreign currency translation, net of tax of $0	–	–	–	–	(104)	–	(56)	(160)
Stock compensation expense	–	–	1,442	–	–	–	–	1,442
Exercise of options	3,053	–	29	–	–	–	–	29
Performance restricted stock units issuance	835	–	–	–	–	–	–	–
Cost of repurchased common stock	(307,207)	–	–	(7,614)	–	–	–	(7,614)
Dividends	–	–	–	–	–	(1,089)	–	(1,089)
Net income	–	–	–	–	–	11,536	(239)	11,297
Ending balance September 30, 2022	17,587,122	$198	$112,034	$(75,901)	$(3,424)	$96,088	$1,585	$130,580

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands except share data)
(unaudited)

					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2023	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized gain on MSA investments, net of tax of $108	–	–	–	–	(339)	–	–	(339)
Unrealized loss on derivative instruments, net of tax of $361	–	–	–	–	(1,136)	–	–	(1,136)
Foreign currency translation, net of tax of $0	–	–	–	–	13	–	10	23
Stock compensation expense	–	–	4,660	–	–	–	–	4,660
Exercise of options	30,214	–	419	–	–	–	–	419
Redemption of options	(15,985)	–	(346)	–	–	–	–	(346)
Performance restricted stock units issuance	140,324	1	77	–	–	–	–	78
Performance restricted stock units redeemed	(43,294)	–	(995)	–	–	–	–	(995)
Settlement of call options, net of tax of $28	–	–	86	–	–	–	–	86
Dividends	–	–	–	–	–	(3,527)	–	(3,527)
Net income	–	–	–	–	–	28,353	(437)	27,916
Ending balance September 30, 2023	17,596,422	$199	$117,143	$(78,093)	$(3,855)	$103,517	$1,308	$140,219

Beginning balance January 1, 2022	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $934	–	–	–	–	(2,940)	–	–	(2,940)
Unrealized loss on derivative instruments, net of tax of $67	–	–	–	–	(210)	–	–	(210)
Foreign currency translation, net of tax of $0	–	–	–	–	(79)	–	(43)	(122)
Stock compensation expense	–	–	4,103	–	–	–	–	4,103
Exercise of options	35,394	–	504	–	–	–	–	504
Redemption of options	–	–	(155)	–	–	–	–	(155)
Performance restricted stock units issuance	75,345	1	(1)	–	–	–	–	–
Performance restricted stock units redeemed	–	–	(1,141)	–	–	–	–	(1,141)
Redemption of restricted stock units	–	–	(87)	–	–	–	–	(87)
Cost of repurchased common stock	(919,093)	–	–	(27,032)	–	–	–	(27,032)
Dividends	–	–	–	–	–	(3,330)	–	(3,330)
Net income	–	–	–	–	–	27,958	(684)	27,274
Ending balance September 30, 2022	17,587,122	$198	$112,034	$(75,901)	$(3,424)	$96,088	$1,585	$130,580

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
Note 1. Description of Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. Its segments are led by its core, proprietary brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment and Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. The Company’s products are available in more than 217,000 retail outlets in North America. The Company operates in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) Creative Distribution Solutions (formerly known as NewGen).

Basis of Presentation

The accompanying unaudited, interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2022. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.1 million and $5.8 million for the three months ending September 30, 2023 and 2022, respectively. Shipping costs incurred were approximately $17.0 million and $17.9 million for the nine months ending September 30, 2023 and 2022, respectively.

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

Derivative Instruments

The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to 100% of its non-inventory purchases (e.g. production equipment) in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are reclassified from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

Master Settlement Agreement (MSA):  Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of September 30, 2023, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $27.5 million. At December 31, 2022, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.0 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits. We expect to begin withdrawal of the funds deposited beginning in 2024 so long as these deposits do not become subject to litigation under the MSA-related statutes.

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

	As of September 30, 2023			As of December 31, 2022
		Gross	Estimated		Gross	Estimated
		Unrealized	Fair		Unrealized	Fair
	Cost	Losses	Value	Cost	Losses	Value
Cash and cash equivalents	$1,929	$–	$1,929	$1,929	$–	$1,929
U.S. Governmental agency obligations (unrealized position < 12 months)	–	–	–	10,226	(1,251)	8,975
U.S. Governmental agency obligations (unrealized position > 12 months)	30,144	(4,539)	25,605	19,918	(2,842)	17,076
	$32,073	$(4,539)	$27,534	$32,073	$(4,093)	$27,980

As of
September 30, 2023
Less than one year	$2,200
One to five years	10,238
Five to ten years	15,751
Greater than ten years	1,955
Total	$30,144

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	September 30, 2023	December 31, 2022
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

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

Note 3. Derivative Instruments

Foreign Currency

During the nine months ended September 30, 2023, the Company executed various foreign exchange contracts, which met hedge accounting requirements for the purchase of €20.1 million and the sale of €15.2 million.

At September 30, 2023, the Company had foreign currency contracts outstanding for the purchase of €17.1 million and sale of €15.2 million. The foreign currency contracts’ fair value at September 30, 2023, resulted in an asset of $0.1 million included in Other current assets and a liability of $0.5 million included in Accrued liabilities. At December 31, 2022, the Company had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The foreign currency contracts’ fair value at December 31, 2022, resulted in an asset of $1.2 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined in Note 10) bear interest at a rate of 5.625% per year. As of September 30, 2023, the fair value approximated $226.7 million, with a carrying value of $250 million. As of December 31, 2022, the fair value of the Senior Secured Notes approximated $226.4 million, with a carrying value of $250 million.

The Convertible Senior Notes (as defined in Note 10) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $112.4 million, with a carrying value of $118.5 million as of September 30, 2023. As of December 31, 2022, the fair value of the Convertible Senior Notes without the conversion feature approximated $139.2 million, with a carrying value of $162.5 million.

See Note 10, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 5. Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2023	2022
Raw materials and work in process	$5,512	$7,283
Leaf tobacco	53,018	43,468
Finished goods - Zig-Zag Products	40,988	42,279
Finished goods - Stoker’s Products	8,729	9,667
Finished goods - Creative Distribution Solutions	7,059	15,431
Other	1,620	1,787
Inventories	$116,926	$119,915

The inventory valuation allowance was $4.1 million and $4.5 million as of  September 30, 2023, and December 31, 2022, respectively.

Note 6. Other Current Assets

Other current assets consist of:

	September 30,	December 31,
	2023	2022
Inventory deposits	$5,357	$6,395
Insurance deposit	3,000	3,000
Prepaid taxes	1,675	448
Other	13,290	13,116
Total	$23,322	$22,959

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	September 30,	December 31,
	2023	2022
Land	$22	$22
Buildings and improvements	3,940	3,096
Leasehold improvements	5,252	5,404
Machinery and equipment	28,837	25,832
Furniture and fixtures	8,138	9,264
Gross property, plant and equipment	46,189	43,618
Accumulated depreciation	(21,576)	(20,830)
Net property, plant and equipment	$24,613	$22,788

Note 8. Other Assets

Other assets consist of:

	September 30,	December 31,
	2023	2022
Equity investments	$2,421	$13,376
Debt security investment	7,765	7,820
Other	6,340	1,453
Total	$16,526	$22,649

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes.

In July 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal.  The Company invested in the form of a convertible note which includes additional follow-on investment rights. The accrued interest of $0.2 million from July 2021 to July 2022 was rolled into the convertible note in July 2022 resulting in a total investment of $9.2 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026.Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three and nine months ended September 30, 2023. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of September 30, 2023. Additionally, the Company has the right to convert the note into shares at any time after January 1, 2022. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in our Consolidated Statements of Income. Quarterly, we perform a qualitative assessment to determine if the fair value of the investment could be less than the amortized cost basis.  The fourth quarter 2022 qualitative assessment determined that the fair value of the investment could be less than the amortized cost basis and therefore the Company performed a quantitative assessment of the fair value of the investment.  The fair value as of December 31, 2022 was determined to be $7.9 million based on a Monte Carlo simulation (Level 3).  The Company determined that the impairment was a result of credit related factors and, as such, recorded an allowance for credit losses of $1.4 million which is included in investment loss for the year ended December 31, 2022. In the second quarter of 2023, based on a subsequent quantitative assessment of the fair value using a Monte Carlo simulation, the Company determined the fair value to be $7.7 million and recorded an additional allowance for credit losses of $0.3 million which is included in investment loss for the nine months ended September 30, 2023. The Company has recorded accrued interest receivable of $0.1 million and $0.1 million at September 30, 2023 and December 31, 2022, respectively, in other current assets on our Consolidated Balance Sheets.

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

In October 2020, the Company invested $2.5 million to acquire a 20% stake in Wild Hempettes, LLC, a manufacturer of natural CBD cigarettes designed as the first cigarette-styled CBD pre-roll in the world. The Company has options to increase its stake to a 100% ownership position based on certain milestones. As part of the transaction, the Wild Hempettes joint venture was spun off from Crown Distributing LLC and formed as a vehicle for the Company to be the exclusive distributor of Hempettes™ cigarettes to U.S. bricks and mortar retailers under a profit-sharing arrangement. Effective January 2023, the Company terminated its distribution agreement. The Company accounts for its 20% share of Wild Hempettes profit or loss using the equity method of accounting. In the third quarter of 2023, based on Wild Hempettes financial results, the Company deemed its investment in Wild Hempettes to be other-than-temporarily impaired resulting in a $2.2 million impairment charge included in investment loss for the three and nine months ended September 30, 2023. Fair value for its share of investment in Wild Hempettes was determined using a valuation derived from relevant revenue multiples (Level 3).  As a result of the analysis, the Company’s 20% stake represents a fair value of $0.3 million.

In October 2020, the Company invested $15.0 million in dosist™ (“Dosist”), a global cannabinoid company, with an option to invest an additional $15.0 million on pre-determined terms over the twelve month period ending October 2021. The Company received a warrant exercisable for preferred shares of Dosist that would automatically be exercised upon the changing of certain federal cannabis laws in the United States, rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis. In the fourth quarter 2021, based on the financial results of Dosist and the overall cannabinoid market, the Company deemed its investment was impaired resulting in the fair value decreasing to $7.9 million. In the second quarter of 2022, based on a contemplated sale of the assets of Dosist, the Company deemed its investment was impaired resulting in a further decrease in fair value of the investment to $1.6 million. Fair value was determined using a valuation derived from the contemplated purchase price (Level 3). This resulted in a loss of $6.3 million which is recorded in investment loss for the nine months ended September 30, 2022. Subsequent to the second quarter of 2022 impairment, the contemplated sale of assets did not occur and Dosist entered into a new agreement with a new buyer receiving the assets of Dosist for the assumption of its liabilities. As such, the Company considered its $1.6 million remaining investment to be fully impaired as of December 31, 2022.

Note 9. Accrued Liabilities

Accrued liabilities consist of:

	September 30,	December 31,
	2023	2022
Accrued payroll and related items	$6,299	$7,685
Customer returns and allowances	6,384	7,291
Taxes payable	1,259	1,867
Lease liabilities	2,809	3,102
Accrued interest	2,507	7,277
Other	7,969	5,779
Total	$27,227	$33,001

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	September 30,	December 31,
	2023	2022
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	118,541	162,500
Gross notes payable and long-term debt	368,541	412,500
Less deferred finance charges	(3,720)	(5,743)
Less current maturities	(48,248)	–
Notes payable and long-term debt	$316,573	$406,757

Senior Secured Notes

On February 11, 2021, the Company closed a private offering (the “Offering”) of $250.0 million aggregate principal amount of its 5.625% senior secured notes due 2026 (the “Senior Secured Notes” or the “Notes”). The Senior Secured Notes bear interest at a rate of 5.625% and will mature on February 15, 2026. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021.The Company used the proceeds from the Offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes.

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. The Senior Secured Notes Indenture provides for customary events of default. The Company was in compliance with all covenants as of September 30, 2023.

The Company incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, the Company also entered into a new $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). On May 10, 2023, the Company and certain of its subsidiaries, as guarantors, entered into an amendment (the “Amendment”) to the 2021 Revolving Credit Facility (as amended, the “Amended Revolving Credit Facility”).  The Amendment includes certain modifications to the 2021 Revolving Credit Facility relating to the replacement of the London Inter-Bank Offered Rate with a Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark under the 2021 Revolving Credit Facility and adjusts certain other provisions to reflect current documentation standards and other agreed modifications.

Letters of credit are limited to $10.0 million (and are a part of, and not in addition to, the revolving line of credit). The Company has not drawn any borrowings under the Amended Revolving Credit Facility but does have letters of credit of approximately $1.4 million outstanding under the facility as of September 30, 2023. The Amended Revolving Credit Facility will mature on August 11, 2025, if none of the Company’s Convertible Senior Notes are outstanding, and if any Convertible Senior Notes are outstanding, the date which is 91 days prior to the maturity date of July 15, 2024, for such Convertible Senior Notes.

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

The Amended Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The Amended Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio (as defined in the Amended Revolving Credit Agreement) of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the Amended Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5.0 million) in the aggregate outstanding exceeds 35% of the total commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Agreement provides for customary events of default. The Company was in compliance with all covenants as of September 30, 2023.

The Company incurred debt issuance costs attributable to the issuance of the Amended Revolving Credit Facility of $0.5 million which are amortized to interest expense using the effective interest method over the expected life of the Amended Revolving Credit Facility.

On November 7, 2023, in connection with the entry by a subsidiary of the Company in a new asset-backed revolving credit facility, the Company terminated the Amended Revolving Credit Agreement.

2023 ABL Facility

On November 7, 2023, TPB Specialty Finance, LLC, a wholly-owned subsidiary of the Company (the “ABL Borrower”), entered into a new $75.0 million  asset-backed revolving credit facility (the “2023 ABL Facility”), with the several lenders thereunder, and Barclays Bank Plc, as administrative agent (the “Administrative Agent”) and as collateral agent (the “Collateral Agent”) and First-Citizens Bank & Trust Company as additional collateral agent (the “Additional Collateral Agent”). Under the 2023 ABL Facility, the ABL Borrower may draw up to $75.0 million under Revolving Credit Loans and LILO Loans. The 2023 ABL Facility includes a $40.0 million accordion feature.  In connection with the 2023 ABL Facility, Turning Point Brands contributed certain existing inventory to the ABL Borrower. The 2023 ABL Facility is secured on a first priority basis (subject to customary exceptions) by all assets of the ABL Borrower.

The 2023 ABL Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) the lesser of (1) 85% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) 85% of the cost of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (2) 85% of the net orderly liquidation value (“NOLV”) percentage of the lower of (1)(A) or (1)(B); plus (b) 85% of the face value of all eligible accounts of the ABL Borrower minus (c) the amount of all eligible reserves.  The 2023 ABL Facility also includes a “last in last out” (“LILO”) borrowing base equal to the sum of (a) the lesser of: (1) 10% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) the cost of the sum of eligible inventory, plus eligible in-transit inventory and (2) 10% of the NOLV percentage of the lower of  (1)(A) or (1)(B); plus (b) 10% of the face amount of eligible account; minus (c) the amount of all eligible reserves.

Amounts borrowed under the 2023 ABL Facility are subject to an interest rate margin per annum equal to (a) from and after the closing date until the last day of the first full fiscal quarter ended after the closing date, (i) 1.25% per annum, in the case base rate loans, and (ii) 2.25% per annum, in the case of revolving credit loans that are SOFR Loans, (b)(i) 2.25% per annum, in the case of LILO loans that are base rate loans, and (ii) 3.25% per annum, in the case of LILO loans that are SOFR loans, (c) on the first day of each fiscal quarter, the applicable interest rate margins will be determined from the pricing grid below based upon the historical excess availability for the most recent fiscal quarter ended immediately prior to the relevant date, as calculated by the Administrative Agent.

Level	Historical Excess Availability	Applicable Margin for SOFR Loans	Applicable Margin for Base Rate Loans
I	Greater than or equal to 66.66%	1.75%	0.75%
II	Less than 66.66%, but greater than or equal to 33.33%	2.00%	1.00%
III	Less than 33.33%	2.25%	1.25%

The 2023 ABL Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any four consecutive fiscal quarters on or after the closing date if excess availability shall be less than the greater of (a) 12.5% of the line cap and (b) $9.4 million, at any time and continuing until excess availability is equal to or exceeds the greater of (i) 12.5% of the line and (ii) $9.4 million for thirty (30) consecutive calendar days; provided that such $9.4 million level shall automatically increase in proportion to the amount of any increase in the aggregate revolving credit commitments thereunder in connection with any incremental facility.

The 2023 ABL Facility shall mature on the earlier of (x) November 7, 2027 and (y) the date that is 91 days prior to the maturity date of any material debt of the ABL Borrower or the Company or any of its restricted subsidiaries (subject to customary extensions agreed by the lenders thereunder); provided that clause (y) shall not apply to the extent that on any applicable date of determination (on any date prior to the date set forth in clause (y)), (A) the sum of (x) cash that is held in escrow for the repayment of such material debt pursuant to arrangements satisfactory to the Administrative Agent, (y) cash that is held in accounts with the Administrative Agent and/or the Additional Collateral Agent, plus (z) excess availability, is sufficient to repay such material debt and (B) the ABL Borrower has excess availability of at least $15.0 million after giving effect to such repayment of material debt, including any borrowings under the commitments in connection therewith.

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

In the fourth quarter of 2022, a wholly owned subsidiary of the Company repurchased $10.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $0.9 million gain on extinguishment of debt. Subsequent principal repurchases occurred in the first, second and third quarters of 2023 for $13.9 million, $15.1 million and $15.0 million, respectively, in aggregate principal amounts resulting in gains on extinguishment of debt of $0.7 million, $0.6 million and $0.6 million, respectively. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of September 30, 2023, $118.5 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 2,216,029 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.6942 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.49 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2023.

The Convertible Senior Notes of $118.5 million as of September 30, 2023, became current in the third quarter of 2023. As discussed above, on November 7, 2023, a wholly-owned subsidiary of the Company entered into the new 2023 ABL Facility to refinance up to $75.0 million of the Convertible Senior notes at maturity. As a result, the Company reclassified $70.0 million related to the Convertible Senior Notes from Current portion of long-term debt to Notes payable and long-term debt on the Company’s September 30, 2023 Balance Sheet. Based on current liquidity, free cash flow generation and availability under the 2023 ABL Facility, the Company believes it will have sufficient liquidity to address the maturity of the remaining Convertible Senior Notes.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.49 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

The components of lease expense consisted of the following:

	Three Months Ended September 30,
	2023	2022
Operating lease cost
Cost of sales	$125	$240
Selling, general and administrative	496	348
Variable lease cost (1)	301	235
Short-term lease cost	7	6
Total	$929	$829

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Three Months Ended September 30,
	2023	2022
Financing lease cost
Selling, general and administrative	$397	$332
Total	$397	$332

	Nine Months Ended September 30,
	2023	2022
Operating lease cost
Cost of sales	$382	$700
Selling, general and administrative	1,520	1,133
Variable lease cost (1)	933	558
Short-term lease cost	20	31
Total	$2,855	$2,422

	Nine Months Ended September 30,
	2023	2022
Financing lease cost
Selling, general and administrative	$1,083	$920
Total	$1,083	$920

	September 30,	December 31,
	2023	2022
Assets:
Right of use assets - Operating	$10,332	$10,967
Right of use assets - Financing	1,728	1,498
Total lease assets	$12,060	$12,465

Liabilities:
Current lease liabilities - Operating (2)	$1,717	$2,007
Current lease liabilities - Financing (2)	1,092	1,095
Long-term lease liabilities - Operating	9,854	10,243
Long-term lease liabilities - Financing	579	350
Total lease liabilities	$13,242	$13,695

(2)	Reported within accrued liabilities on the balance sheets.

Note 12. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2023 was 25.7% and 25.5%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was 25.2% and 24.2%, respectively, which includes a discrete tax deduction of $0.0 million and $0.7 million, respectively, relating to stock option exercises.

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

Note 13. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2023, net of forfeitures, there were 276,484 Restricted Stock Units (“RSUs”), 118,519 options and 29,172 Performance-Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 965,877 shares available for grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2021	619,835	$28.51	$8.70

Granted	114,827	30.58	10.34
Exercised	(40,331)	12.49	4.08
Forfeited	(11,117)	32.60	9.35
Outstanding, December 31, 2022	683,214	$29.74	$9.24

Granted	77,519	20.71	6.45
Exercised	(30,214)	13.87	4.37
Forfeited	(65,214)	27.38	9.11
Outstanding, September 30, 2023	665,305	$29.67	$9.14

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022, was $0.2 million, and $0.7 million, respectively.

At September 30, 2023, under the 2006 Plan, the exercise price for the 46,824 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately .85 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions: a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At September 30, 2023, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	October 24,	March 18,	February 18,	May 3,
	2017	2017	2018	2019	2019	2020	2021	2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at September 30, 2023	20,000	39,983	51,567	125,834	25,000	80,975	90,253	12,000
Number exercisable at September 30, 2023	20,000	39,983	51,567	125,834	25,000	80,975	63,727	8,040
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	3.37	3.63	4.44	5.47	6.07	6.47	7.39	7.59
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	–	–	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,
	2021	2022	2022	2023
Number of options granted	7,500	100,000	14,827	77,519
Options outstanding at September 30, 2023	7,500	73,023	14,827	77,519
Number exercisable at September 30, 2023	5,100	24,995	5,042	58,139
Exercise price	$45.05	$30.46	$31.39	$20.71
Remaining lives	7.63	8.46	8.59	9.62
Risk free interest rate	0.84%	2.10%	2.92%	3.41%
Expected volatility	31.50%	35.33%	35.33%	34.51%
Expected life	6.000	6.000	6.000	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded compensation expense related to the options of approximately $0.6 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. Total unrecognized compensation expense related to options at September 30, 2023, is $0.3 million, which will be expensed over 0.94 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of September 30, 2023, there are 456,922 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of September 30, 2023.

	March 20,	March 18,	December 28,	February 18,	March 14,	May 4,
	2019	2020	2020	2021	2022	2023
Number of PRSUs granted	92,500	94,000	88,169	100,000	49,996	133,577
PRSUs outstanding at September 30, 2023	77,080	84,360	31,040	87,340	43,525	133,577
Fair value as of grant date	$47.58	$14.85	$46.42	$51.75	$30.46	$22.25
Remaining lives	0.25	1.25	0.25	2.25	3.25	2.50

The Company recorded compensation expense related to the PRSUs of approximately $0.8 million and $0.8 million in the consolidated statements of income for the three months ended September 30, 2023 and 2022, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $1.9 million and $2.4 million in the consolidated statements of income for the nine months ended September 30, 2023 and 2022, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at September 30, 2023, is $4.4 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 228,640 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of September 30, 2023.

	March 14,	March 14,	April 29,	May 5,	May 5,	May 8,
	2022	2022	2022	2023	2023	2023
Number of RSUs granted	50,004	28,726	4,522	130,873	22,472	20,101
RSUs outstanding at September 30, 2023	42,947	18,961	4,522	130,873	11,236	20,101
Fair value as of grant date	$30.46	$30.46	$31.39	$22.25	$22.25	$21.77
Remaining lives	3.25	1.25	3.25	2.50	0.25	0.60

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.8 million and $0.4 million for the three months ended September 30, 2023 and 2022. The Company recorded compensation expense related to the RSUs of approximately $2.2 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. Total unrecognized compensation expense related to RSUs at September 30, 2023, is $3.3 million, which will be expensed over 2.44 years.

Note 14. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc. (“TPB” or the “Company”), Paul-Emile Berteau (the “Plaintiff”), filed a complaint in the Delaware Court of Chancery (the “Court”) relating to the merger of Standard Diversified, Inc. (“SDI”) with a TPB subsidiary (“Merger Sub”)pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub (the “Action”). The complaint purports to assert two derivative counts for breach of fiduciary duty on TPB’s behalf and against the TPB Board of Directors and certain SDI affiliates (collectively, the “Defendants”). The third count also purports to assert a direct claim against TPB and its Board of Directors based on allegations that TPB’s Amended and Restated Bylaws are inconsistent with TPB’s certificate of incorporation. On October 26, 2020, the TPB Board of Directors adopted Amendment No. 1 to TPB’s Amended and Restated Bylaws, which amended the challenged section of the bylaws. On June 30, 2021, the Court granted in part and denied in part the Defendants’ motions to dismiss. Among other things, the Court dismissed TPB director H.C. Charles Diao as a defendant in the action and dismissed the third count of the Plaintiff’s complaint as moot.

The Defendants and the Company deny any wrongdoing but following a mediation in November 2022, the Defendants agreed to settle with the Plaintiff to eliminate the distraction, burden, expense, risks and potential delay of further litigation involving the asserted claims. The parties entered into a Stipulation and Agreement of Compromise, Settlement and Release, dated and filed with the Court on June 27, 2023 (together with the exhibits thereto, the “Settlement Stipulation”).  The material terms of the proposed settlement of the Action include, among other things, that the Defendants’ insurers will pay or cause to be paid an aggregate of $5,000,000 into an escrow account (the “Settlement Payment”) in exchange for a release of all claims.  Plaintiff also intends to seek an award of attorneys’ fees and expenses to Plaintiff’s counsel of up to $1,000,000 that will be paid out of the Settlement Payment with the remaining funds paid to the Company, and an additional mootness fee to Plaintiff’s counsel of up to $400,000 in connection with the third count of the complaint. The proposed settlement is subject to, and conditioned on approval by the Court, and no assurances can be given that such Court approval will be obtained. The impact to the Company is not expected to be material.

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

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time-to-time responding parties to arbitration demands brought by franchisees. We recently won a dispositive motion in an arbitration brought by a former franchisee. We have one remaining former franchisee arbitration relating to claims of breach of contract and negligence allegations, among others. We believe we have good and valid substantive defenses against these claims and intend on vigorously defending our interests in this matter.

Note 15. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2023			2022
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$10,831			$11,536

Denominator
Weighted average		17,595,980	$0.62		17,749,294	$0.65

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$10,831			$11,536
Interest expense related to Convertible Senior Notes, net of tax	743			1,054
Diluted net income attributable to Turning Point Brands. Inc.	$11,574			$12,590

Denominator
Basic weighted average		17,595,980			17,749,294
Convertible Senior Notes		2,311,086			3,213,589
Stock options and restricted stock units		191,384			139,123
		20,098,450	$0.58		21,102,006	$0.60

	Nine Months Ended September 30,
	2023			2022
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$28,353			$27,958

Denominator
Weighted average		17,569,493	$1.61		18,021,554	$1.55

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$28,353			$27,958
Interest expense related to Convertible Senior Notes	2,546			3,162
Diluted net income attributable to Turning Point Brands. Inc.	$30,899			$31,120

Denominator
Basic weighted average		17,569,493			18,021,554
Convertible Senior Notes		2,637,252			3,213,589
Stock options and restricted stock units		209,041			166,342
		20,415,786	$1.51		21,401,485	$1.45

Note 16. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: (1) Zig-Zag Products; (2) Stoker’s Products; and (3) Creative Distribution Solutions. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; and (b) finished cigars and MYO cigar wraps and (c) CLIPPER reusable lighters and other accessories. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose leaf chewing tobacco products. The Creative Distribution Solutions segment (a) markets and distributes liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via VaporBeast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the U.S. and Canada while products in the Creative Distribution Solutions segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the U.S. Corporate unallocated includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended September 30,
	2023	2022

Net sales
Zig-Zag products	$46,754	$52,061
Stoker’s products	36,916	33,525
Total Zig-Zag and Stoker’s products	$83,670	$85,586
Creative Distribution Solutions	18,052	22,216
Total	$101,722	$107,802

Gross profit
Zig-Zag products	$26,745	$28,035
Stoker’s products	20,572	18,279
Total Zig-Zag and Stoker’s products	$47,317	$46,314
Creative Distribution Solutions	4,305	6,398
Total	$51,622	$52,712

Operating income (loss)
Zig-Zag products	$16,672	$18,740
Stoker’s products	15,703	13,653
Corporate unallocated (1)(2)	(11,678)	(12,714)
Total Zig-Zag and Stoker’s products	$20,697	$19,679
Creative Distribution Solutions	(460)	142
Total	$20,237	$19,821

Interest expense, net	3,984	4,802
Investment loss	2,101	(75)
Gain on extinguishment of debt	(481)	–

Income before income taxes	$14,633	$15,094

Capital expenditures
Zig-Zag products	$3	$29
Stoker’s products	1,211	940
Total Zig-Zag and Stoker’s products	$1,214	$969
Creative Distribution Solutions	–	–
Total	$1,214	$969

Depreciation and amortization
Zig-Zag products	$269	$124
Stoker’s products	795	738
Total Zig-Zag and Stoker’s products	$1,064	$862
Creative Distribution Solutions	562	453
Total	$1,626	$1,315

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $0.3 million in 2023 and $1.2 million in 2022.

	Nine Months Ended September 30,
	2023	2022

Net sales
Zig-Zag products	$135,363	$143,959
Stoker’s products	106,634	98,816
Total Zig-Zag and Stoker’s products	$241,997	$242,775
Creative Distribution Solutions	66,276	68,846
Total	$308,273	$311,621

Gross profit
Zig-Zag products	$75,557	$80,808
Stoker’s products	60,005	54,044
Total Zig-Zag and Stoker’s products	$135,562	$134,852
Creative Distribution Solutions	17,155	21,123
Total	$152,717	$155,975

Operating income (loss)
Zig-Zag products	$47,313	$55,980
Stoker’s products	45,375	40,536
Corporate unallocated (1)(2)	(34,325)	(40,692)
Total Zig-Zag and Stoker’s products	$58,363	$55,824
Creative Distribution Solutions	261	1,372
Total	$58,624	$57,196

Interest expense, net	12,013	15,142
Investment loss	10,980	6,074
Gain on extinguishment of debt	(1,858)	–

Income before income taxes	$37,489	$35,980

Capital expenditures
Zig-Zag products	$1,088	$4,588
Stoker’s products	3,118	2,074
Total Zig-Zag and Stoker’s products	$4,206	$6,662
Creative Distribution Solutions	–	–
Total	$4,206	$6,662

Depreciation and amortization
Zig-Zag products	$803	$309
Stoker’s products	2,210	2,275
Total Zig-Zag and Stoker’s products	$3,013	$2,584
Creative Distribution Solutions	1,690	1,400
Total	$4,703	$3,984

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $1.1 million in 2023 and $4.3 million in 2022.

	September 30,	December 31,
	2023	2022
Assets
Zig-Zag products	$176,975	$225,893
Stoker’s products	175,566	151,241
Corporate unallocated (1)	172,294	155,348
Total Zig-Zag and Stoker’s products	$524,835	$532,482
Creative Distribution Solutions	29,108	39,624
Total	$553,943	$572,106

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while Creative Distribution Solutions sales are made business to business and business to consumer, both online and through our corporate retail stores. Creative Distribution Solutions net sales are broken out by sales channel below.

	Creative Distribution Solutions Segment
	Three Months Ended
	September 30,
	2023	2022
Business to Business	$16,089	$18,226
Business to Consumer - Online	1,912	3,884
Other	51	106
Total	$18,052	$22,216

	Creative Distribution Solutions Segment
	Nine Months Ended
	September 30,
	2023	2022
Business to Business	$58,620	$55,024
Business to Consumer - Online	7,247	13,453
Other	409	369
Total	$66,276	$68,846

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended
	September 30,
	2023	2022
Domestic	$93,533	$98,173
Foreign	8,189	9,629
Total	$101,722	$107,802

	Nine Months Ended
	September 30,
	2023	2022
Domestic	$285,514	$287,381
Foreign	22,759	24,240
Total	$308,273	$311,621

Note 17. Additional Information with Respect to Unrestricted Subsidiary

Under the terms of the Senior Secured Notes Indenture and Senior Secured Notes, the Company has designated its subsidiaries, South Beach Brands LLC, TPB Beast LLC and Intrepid Brands, LLC as “Unrestricted Subsidiaries”. South Beach Brands LLC is a holding company under which our vape business TPB Beast LLC operating as Creative Distribution Solutions sits. The Company is required under the terms of the Senior Secured Notes Indenture and the Senior Secured Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is below.

Income Statement for the Three Months Ended September 30, 2023 and 2022 (unaudited):

	Three Months Ended September 30
	2023			2022
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$83,670	$18,052	$101,722	$85,586	$22,216	$107,802
Cost of sales	36,353	13,747	50,100	39,272	15,818	55,090
Gross profit	47,317	4,305	51,622	46,314	6,398	52,712
Selling, general, and administrative expenses	26,620	4,765	31,385	26,635	6,256	32,891
Operating income	20,697	(460)	20,237	19,679	142	19,821
Interest expense, net	3,984	–	3,984	4,802	–	4,802
Investment loss	2,101	–	2,101	(75)	–	(75)
Gain on extinguishment of debt	(481)	–	(481)	–	–	–
Income before income taxes	15,093	(460)	14,633	14,952	142	15,094
Income tax expense	3,885	(118)	3,767	3,761	36	3,797
Consolidated net income	11,208	(342)	10,866	11,191	106	11,297
Net loss attributable to non-controlling interest	35	–	35	(239)	–	(239)
Net income attributable to Turning Point Brands, Inc.	$11,173	$(342)	$10,831	$11,430	$106	$11,536

Income Statement for the Nine Months Ended September 30, 2023 and 2022 (unaudited):

	Nine Months Ended September 30
	2023			2022
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$241,997	$66,276	$308,273	$242,775	$68,846	$311,621
Cost of sales	106,435	49,121	155,556	107,923	47,723	155,646
Gross profit	135,562	17,155	152,717	134,852	21,123	155,975
Selling, general, and administrative expenses	77,199	16,894	94,093	79,028	19,751	98,779
Operating income	58,363	261	58,624	55,824	1,372	57,196
Interest expense, net	12,013	–	12,013	15,142	–	15,142
Investment loss	10,980	–	10,980	6,074	–	6,074
Gain on extinguishment of debt	(1,858)	–	(1,858)	–	–	–
Income before income taxes	37,228	261	37,489	34,608	1,372	35,980
Income tax expense	9,506	67	9,573	8,374	332	8,706
Consolidated net income	27,722	194	27,916	26,234	1,040	27,274
Net loss attributable to non-controlling interest	(437)	–	(437)	(684)	–	(684)
Net income attributable to Turning Point Brands, Inc.	$28,159	$194	$28,353	$26,918	$1,040	$27,958

Balance Sheet as of September 30, 2023 (unaudited):

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$92,353	$3,718	$–	$96,071
Accounts receivable, net	10,363	130	–	10,493
Inventories	109,867	7,059	–	116,926
Other current assets	20,417	2,905	–	23,322
Total current assets	233,000	13,812	–	246,812
Property, plant, and equipment, net	24,382	231	–	24,613
Deferred income taxes	8,190	–	–	8,190
Right of use assets	11,922	138	–	12,060
Deferred financing costs, net	203	–	–	203
Goodwill	136,280	–	–	136,280
Other intangible assets, net	66,798	14,927	–	81,725
Master Settlement Agreement (MSA) escrow deposits	27,534	–	–	27,534
Other assets	16,526	–	–	16,526
Investment in unrestricted subsidiaries	49,047	–	(49,047)	–
Total assets	$573,882	$29,108	$(49,047)	$553,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,305	$932	$–	$11,237
Accrued liabilities	25,243	1,984	–	27,227
Current portion of long-term debt	48,248	–	–	48,248
Other current liabilities	6	–	–	6
Total current liabilities	83,802	2,916	–	86,718
Notes payable and long-term debt	316,573	–	–	316,573
Lease liabilities	10,363	70	–	10,433
Total liabilities	410,738	2,986	–	413,724

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	161,836	26,122	(49,047)	138,911
Non-controlling interest	1,308	–	–	1,308
Total stockholders’ equity	163,144	26,122	(49,047)	140,219
Total liabilities and stockholders’ equity	$573,882	$29,108	$(49,047)	$553,943

Balance Sheet as of December 31, 2022:

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$103,990	$2,413	$–	$106,403
Accounts receivable, net	7,374	1,003	–	8,377
Inventories	104,883	15,032	–	119,915
Other current assets	18,828	4,131	–	22,959
Total current assets	235,075	22,579	–	257,654
Property, plant, and equipment, net	22,261	527	–	22,788
Deferred income taxes	8,443	–	–	8,443
Right of use assets	12,328	137	–	12,465
Deferred financing costs, net	282	–	–	282
Goodwill	136,253	–	–	136,253
Other intangible assets, net	67,241	16,351	–	83,592
Master Settlement Agreement (MSA) escrow deposits	27,980	–	–	27,980
Other assets	22,619	30	–	22,649
Investment in unrestricted subsidiaries	60,120	–	(60,120)	–
Total assets	$592,602	$39,624	$(60,120)	$572,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,628	$727	$–	$8,355
Accrued liabilities	31,118	1,883	–	33,001
Other current liabilities	20	–	–	20
Total current liabilities	38,766	2,610	–	41,376
Notes payable and long-term debt	406,757	–	–	406,757
Lease liabilities	10,593	–	–	10,593
Total liabilities	456,116	2,610	–	458,726

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	134,751	37,014	(60,120)	111,645
Non-controlling interest	1,735	–	–	1,735
Total stockholders’ equity	136,486	37,014	(60,120)	113,380
Total liabilities and stockholders’ equity	$592,602	$39,624	$(60,120)	$572,106

Note 18. Dividends and Share Repurchases

A dividend of $0.065 per common share was paid on October 6, 2023, to shareholders of record at the close of business on September 15, 2023.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022, in each case bringing the aggregate approval back to $50.0 million. $27.2 million remains available for share repurchases under the program at September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial conditions and results of operations in conjunction with our consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements which are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors.”

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2022, and as compared with the three and nine months ended September 30, 2022.  The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Overview

Turning Point Brands, Inc. is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited mid-single-digit consumer unit annualized growth over the three-year period ended 2022 as reported by Management Science Associates, Inc., a third-party analytics and information company. Our segments are led by our core, proprietary brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment and Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. Our businesses generate solid cash flows which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 800 distributors with an additional 200 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. Our products are currently available in approximately 197,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 217,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores. We also have a growing e-commerce business.

In the fourth quarter of 2022, we contributed our NewGen Products business to South Beach Holdings LLC doing business as Creative Distribution Solutions (“CDS”), a newly-formed wholly-owned subsidiary. CDS is separately operated and reports to its own Board of Directors. During the first quarter of 2023, the business was designated an unrestricted subsidiary under the Senior Secured Notes (the “Notes”) and concurrently we renamed what we previously referred to as our NewGen Products segment as our Creative Distribution Solutions segment as we believe this name better aligns with the goals and strategies of the segment.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

●	Our ability to further penetrate markets with our existing products;
●	Our ability to introduce new products and product lines that complement our core business;
●	Decreasing interest in some tobacco products among consumers;
●	Price sensitivity in our end-markets;
●	Marketing and promotional initiatives, which cause variability in our results;
●	Cost and increasing regulation of promotional and advertising activities;
●	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation;
●	Labor and production costs;
●	Cost of complying with regulation, including the “deeming regulation”;
●	Increasing and unpredictable regulation and/or marketing order decisions impacting Creative Distribution Solutions products;
●	Counterfeit and other illegal products in our end-markets;
●	Currency fluctuations;
●	Our ability to identify attractive acquisition opportunities; and
●	Our ability to successfully integrate acquisitions.

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

Recent Developments

On November 7, 2023, a wholly-owned subsidiary of the Company (the “ABL Borrower”) entered into a new $75.0 million asset-backed revolving credit facility (the “2023 ABL Facility”). The Company intends to use borrowings distributed to it by ABL Borrower  under the 2023 ABL Facility to refinance a portion of the Convertible Senior Notes at maturity.  In connection with entry into the 2023 ABL Facility, the Company terminated the Amended Revolving Credit Agreement originally entered into in 2021.  See Part II Other Information --Item 5. Other Information.

Results of Operations

Comparison of the Three Months Ended September 30, 2023, to the Three Months Ended September 30, 2022

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$46,754	$52,061	-10.2%
Stoker’s products	36,916	33,525	10.1%
Total Zig-Zag and Stoker’s products	83,670	85,586	-2.2%
Creative Distribution Solutions	18,052	22,216	-18.7%
Total net sales	101,722	107,802	-5.6%
Cost of sales	50,100	55,090	-9.1%
Gross profit
Zig-Zag products	26,745	28,035	-4.6%
Stoker’s products	20,572	18,279	12.5%
Total Zig-Zag and Stoker’s products	47,317	46,314	2.2%
Creative Distribution Solutions	4,305	6,398	-32.7%
Total gross profit	51,622	52,712	-2.1%

Selling, general, and administrative expenses	31,385	32,891	-4.6%
Operating income	20,237	19,821	2.1%
Interest expense, net	3,984	4,802	-17.0%
Investment loss (gain)	2,101	(75)	-2,901.3%
Gain on extinguishment of debt	(481)	–	NM
Income before income taxes	14,633	15,094	-3.1%
Income tax expense	3,767	3,797	-0.8%
Consolidated net income	10,866	11,297	-3.8%
Net gain (loss) attributable to non-controlling interest	35	(239)	-114.6%
Net income attributable to Turning Point Brands, Inc.	$10,831	$11,536	-6.1%

Net Sales:  For the three months ended September 30, 2023, consolidated net sales decreased to $101.7 million from $107.8 million for the three months ended September 30, 2022, a decrease of $6.1 million or 5.6%.

For the three months ended September 30, 2023, net sales in the Zig-Zag Products segment decreased to $46.8 million from $52.1 million for the three months ended September 30, 2022, a decrease of $5.3 million or 10.2%. The decrease in net sales was driven by the benefits in the third quarter of 2022 from the initial load-in of CLIPPER lighters and approximately $5 million of sales that were pulled forward from the fourth quarter of last year due to the timing of promotional activities and Canadian deliveries. Additionally, a discontinuation of an unprofitable product line impacted Canadian sales by $1.8 million.

For the three months ended September 30, 2023, net sales in the Stoker’s Products segment increased to $36.9 million from $33.5 million for the three months ended September 30, 2022, an increase of $3.4 million or 10.1%. For the three months ended September 30, 2023, volume increased 2.2% and price/product mix increased 7.9%. The increase in net sales was driven by double-digit growth of Stoker’s® MST and single-digit growth in loose-leaf chewing tobacco.

For the three months ended September 30, 2023, net sales in the Creative Distribution Solutions segment decreased to $18.1 million from $22.2 million for the three months ended September 30, 2022, a decrease of $4.1 million or 18.7%. The decrease in net sales was primarily the result of lower volumes in the vape distribution businesses.

Gross Profit:  For the three months ended September 30, 2023, consolidated gross profit decreased to $51.6 million from $52.7 million for the three months ended September 30, 2022, a decrease of $1.1 million or 2.1%. Gross profit as a percentage of net sales increased to 50.7% for the three months ended September 30, 2023, compared to 48.9% for the three months ended September 30, 2022 driven by decreased margin in Creative Distribution Solutions partially offset by increased margins in the Stoker’s Products and Zig-Zag Products segments.

For the three months ended September 30, 2023, gross profit in the Zig-Zag Products segment decreased to $26.7 million from $28.0 million for the three months ended September 30, 2022, a decrease of $1.3 million or 4.6% . Gross profit as a percentage of net sales increased to 57.2% of net sales for the three months ended September 30, 2023, from 53.9% of net sales for the three months ended September 30, 2022, driven primarily by product mix.

For the three months ended September 30, 2023, gross profit in the Stoker’s Products segment increased to $20.6 million from $18.3 million for the three months ended September 30, 2022, an increase of $2.3 million or 12.5%. Gross profit as a percentage of net sales increased to 55.7% of net sales for the three months ended September 30, 2023, from 54.5% of net sales for the three months ended September 30, 2022, primarily as a result of strong market share gains in MST and loose-leaf chewing tobacco and pricing gains in MST.

For the three months ended September 30, 2023, gross profit in the Creative Distribution Solutions segment decreased to $4.3 million from $6.4 million for the three months ended September 30, 2022, a decrease of $2.1 million or 32.7%. Gross profit as a percentage of net sales decreased to 23.8% of net sales for the three months ended September 30, 2023, from 28.8% of net sales for the three months ended September 30, 2022, primarily as a result of channel mix.

Selling, General, and Administrative Expenses:  For the three months ended September 30, 2023, selling, general, and administrative expenses decreased to $31.4 million from $32.9 million for the three months ended September 30, 2022, a decrease of $1.5 million or 4.6%. Selling, general and administrative expenses in the three months ended September 30, 2023, included $1.8 million of stock options, restricted stock and incentives expense, $0.3 million of expense related to PMTA, $0.2 million of expense related to corporate restructuring, $0.1 million of transaction costs and $0.1 million of expense related to the new ERP and CRM systems. Selling, general and administrative expenses in the three months ended September 30, 2022, included $1.4 million of stock option, restricted stock and incentives expense, $1.2 million of expense related to PMTA and $0.4 million of consulting expense related to the scoping and mobilization of the new ERP and CRM systems.

Interest Expense, net:  For the three months ended September 30, 2023, interest expense, net decreased to $4.0 million from $4.8 million for the three months ended September 30, 2022 as a result of the repurchase of $54.0 million total of Convertible Senior Notes as of September 30, 2023, and increased interest income on cash as a result of rising interest rates.

Investment Loss (Gain):  For the three months ended September 30, 2023, investment loss increased to $2.1 million compared to a $0.1 million gain for the three months ended September 30, 2022. The change is a result of an impairment charge recognized on our investment in Wild Hemp for $2.2 million in the third quarter of 2023.

Gain on Extinguishment of Debt: There was a gain on extinguishment of debt of $0.5 million for the three months ended September 30, 2023 as a result of repurchasing $15.0 million of Convertible Senior Notes compared to no gain on extinguishment of debt for the three months ended September 30, 2022.

Income Tax Expense:  Our income tax expense of $3.8 million was 25.7% of income before income taxes for the three months ended September 30, 2023. Our effective income tax rate was 25.2% for the three months ended September 30, 2022.

Net Gain (Loss) Attributable to Non-Controlling Interest:  Net gain attributable to non-controlling interest was $0.0 million for the three months ended September 30, 2023 compared to $0.2 million net loss for the three months ended September 30, 2022.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended September 30, 2023 and 2022, was $10.8 million and $11.5 million, respectively.

Comparison of the Nine Months Ended September 30, 2023, to the Six Months Ended September 30, 2022

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$135,363	$143,959	-6.0%
Stoker’s products	106,634	98,816	7.9%
Total Zig-Zag and Stoker’s products	241,997	242,775	-0.3%
Creative Distribution Solutions	66,276	68,846	-3.7%
Total net sales	308,273	311,621	-1.1%
Cost of sales	155,556	155,646	-0.1%
Gross profit
Zig-Zag products	75,557	80,808	-6.5%
Stoker’s products	60,005	54,044	11.0%
Total Zig-Zag and Stoker’s products	135,562	134,852	0.5%
Creative Distribution Solutions	17,155	21,123	-18.8%
Total gross profit	152,717	155,975	-2.1%

Selling, general, and administrative expenses	94,093	98,779	-4.7%
Operating income	58,624	57,196	2.5%
Interest expense, net	12,013	15,142	-20.7%
Investment loss	10,980	6,074	80.8%
Gain on extinguishment of debt	(1,858)	–	NM
Income before income taxes	37,489	35,980	4.2%
Income tax expense	9,573	8,706	10.0%
Consolidated net income	27,916	27,274	2.4%
Net loss attributable to non-controlling interest	(437)	(684)	-36.1%
Net income attributable to Turning Point Brands, Inc.	$28,353	$27,958	1.4%

Net Sales:  For the nine months ended September 30, 2023, consolidated net sales decreased to $308.3 million from $311.6 million for the nine months ended September 30, 2022, a decrease of $3.3 million or 1.1%.

For the nine months ended September 30, 2023, net sales in the Zig-Zag Products segment decreased to $135.4 million from $144.0 million for the nine months ended September 30, 2022, a decrease of $8.6 million or 6.0%. The decrease in net sales was driven by anticipated declines in the U.S. rolling papers and wraps businesses which were impacted by a reduction of trade inventory, offset by growth in our Clipper business. Additionally, a discontinuation of an unprofitable product line negatively impacted Canadian sales by $3.6 million against the previous year.

For the nine months ended September 30, 2023, net sales in the Stoker’s Products segment increased to $106.6 million from $98.8 million for the nine months ended September 30, 2022, an increase of $7.8 million or 7.9%. For the nine months ended September 30, 2023, volume increased 1.0% and price/product mix increased 6.9%. The increase in net sales was driven primarily by double-digit growth of Stoker’s® MST.

For the nine months ended September 30, 2023, net sales in the Creative Distribution Solutions segment decreased to $66.3 million from $68.8 million for the nine months ended September 30, 2022, a decrease of $2.5 million or 3.7%. The decrease in net sales was primarily the result of reduced volumes in the vape distribution business.

Gross Profit:  For the nine months ended September 30, 2023, consolidated gross profit decreased to $152.7 million from $156.0 million for the nine months ended September 30, 2022, a decrease of $3.3 million or 2.1%. Gross profit as a percentage of net sales decreased to 49.5% for the nine months ended September 30, 2023, compared to 50.1% for the nine months ended September 30, 2022 driven by decreased margin in the Zig-Zag Products and Creative Distribution Solutions segments partially offset by increased margin in the Stoker’s Products segment.

For the nine months ended September 30, 2023, gross profit in the Zig-Zag Products segment decreased to $75.6 million from $80.8 million for the nine months ended September 30, 2022, a decrease of $5.2 million or 6.5%. Gross profit as a percentage of net sales decreased to 55.8% of net sales for the nine months ended September 30, 2023, from 56.1% of net sales for the nine months ended September 30, 2022, as a result of product mix including the decline in net sales of higher margin U.S. rolling paper and wraps products and contribution of CLIPPER lighters, as a result of the exclusive distribution deal entered into in February 2022, which operates at lower gross profit margins.

For the nine months ended September 30, 2023, gross profit in the Stoker’s Products segment increased to $60.0 million from $54.0 million for the nine months ended September 30, 2022, an increase of $6.0 million or 11.0%. Gross profit as a percentage of net sales increased to 56.3% of net sales for the nine months ended September 30, 2023, from 54.7% of net sales for the nine months ended September 30, 2022, primarily as a result of the strong incremental margin contribution of MST.

For the nine months ended September 30, 2023, gross profit in the Creative Distribution Solutions segment decreased to $17.2 million from $21.1 million for the nine months ended September 30, 2022, a decrease of $3.9 million or 18.8%. Gross profit as a percentage of net sales decreased to 25.9% of net sales for the nine months ended September 30, 2023, from 30.7% of net sales for the nine months ended September 30, 2022, primarily as a result of channel mix.

Selling, General, and Administrative Expenses:  For the nine months ended September 30, 2023, selling, general, and administrative expenses decreased to $94.1 million from $98.8 million for the nine months ended September 30, 2022, a decrease of $4.7 million or 4.7%. Selling, general and administrative expenses in the nine months ended September 30, 2023, included $4.7 million of stock options, restricted stock and incentives expense, $1.1 million of expense related to PMTA, $0.2 million of expense related to corporate restructuring, $0.4 million of expense related to the new ERP and CRM systems and $0.2 million related to transaction costs. Selling, general and administrative expenses in the nine months ended September 30, 2022, included $4.1 million of stock option, restricted stock and incentives expense, $0.8 million of transaction costs, $4.3 million of expense related to PMTA, $1.6 million of expense related to corporate restructuring and $1.6 million of consulting expense related to the scoping of the new ERP and CRM systems.

Interest Expense, net:  For the nine months ended September 30, 2023, interest expense, net decreased to $12.0 million, from $15.1 million for the nine months ended September 30, 2022 as a result of the repurchases of $44.0 million of Convertible Senior Notes through the third quarter of 2023, and increased interest income on cash as a result of rising interest rates.

Investment Loss:  For the nine months ended September 30, 2023, investment loss increased to $10.9 million compared to $6.1 million for the nine months ended September 30, 2022.  The change is a result of the year-to-date impairment charges recognized on our investments in Docklight and Wild Hemp for $6.5 million and $2.2 million, respectively, compared to an impairment charge of $6.3 million in the second quarter of 2022 related to our investment in Dosist.

Gain on Extinguishment of Debt: There was a gain on extinguishment of debt of $1.9 million for the nine months ended September 30, 2023 as a result of repurchasing $44.0 million of Convertible Senior Notes through the third quarter of 2023 compared to no gain on extinguishment of debt for the nine months ended September 30, 2022.

Income Tax Expense:  Our income tax expense of $9.6 million was 25.5% of income before income taxes for the nine months ended September 30, 2023. Our effective income tax rate was 24.2% for the nine months ended September 30, 2022 and included a discrete tax benefit $0.7 million relating to stock option exercises.

Net Loss Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.4 million for the nine months ended September 30, 2023 compared to $0.7 million for the nine months ended September 30, 2022.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the nine months ended September 30, 2023 and 2022, was $28.4 million and $28.0 million, respectively.

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

We define “EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, provision for income taxes, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, provision for income taxes, depreciation, amortization, other non-cash items, and other items we do not consider the ordinary course in our evaluation of ongoing operating performance noted in the reconciliation below.

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

(in thousands)	Three Months Ended September 30,
	2023	2022
Net income attributable to Turning Point Brands, Inc.	$10,831	$11,536
Add:
Interest expense, net	3,984	4,802
Gain on extinguishment of debt	(481)	–
Income tax expense	3,767	3,797
Depreciation expense	782	861
Amortization expense	844	454
EBITDA	$19,727	$21,450
Components of Adjusted EBITDA
Corporate restructuring (a)	190	17
ERP/CRM (b)	138	435
Stock options, restricted stock, and incentives expense (c)	1,824	1,442
Transactional expenses (d)	76	–
FDA PMTA (e)	275	1,169
Non-cash asset impairment (f)	2,173	–
Adjusted EBITDA	$24,403	$24,513

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)	Represents impairment of investment assets.

(in thousands)	Nine Months Ended September 30,
	2023	2022
Net income attributable to Turning Point Brands, Inc.	$28,353	$27,958
Add:
Interest expense, net	12,013	15,142
Gain on extinguishment of debt	(1,858)	–
Income tax expense	9,573	8,706
Depreciation expense	2,317	2,611
Amortization expense	2,386	1,373
EBITDA	$52,784	$55,790
Components of Adjusted EBITDA
Corporate restructuring (a)	190	1,619
ERP/CRM (b)	414	1,626
Stock options, restricted stock, and incentives expense (c)	4,660	4,103
Transactional expenses (d)	162	789
FDA PMTA (e)	1,095	4,265
Non-cash asset impairment (f)	11,162	6,300
Adjusted EBITDA	$70,467	$74,492

(a)	Represents costs associated with corporate restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)	Represents impairment of investment assets.

Liquidity and Capital Resources

As of September 30, 2023, we had $96.1 million of cash on hand and have $23.6 million of availability under the 2021 Amended Revolving Credit Facility. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our Convertible Senior Notes, with an outstanding balance of $118.5 million as of September 30, 2023, mature in July of 2024. On November 7, 2023, one of our wholly-owned subsidiaries entered into a new 2023 ABL Facility to refinance up to $75.0 million of the Convertible Senior Notes at maturity. As a result, we reclassified $70.0 million related to the Convertible Senior Notes from short-term to long-term liabilities on our September 30, 2023 Balance Sheet. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to address the remaining balance of the Convertible Senior Notes maturing next year, and to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less cash and current liabilities, decreased to $64.0 million at September 30, 2023, compared with $109.9 million at December 31, 2022 as a result of a portion of the Convertible Senior Notes becoming current during the quarter.

	As of
(in thousands)	September 30, 2023	December 31, 2022

Current assets	$150,741	$151,251
Current liabilities	86,718	41,376
Working capital	$64,023	$109,875

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $40.0 million compared to net cash provided by operating activities of $16.4 million for the nine months ended September 30, 2022, an increase of $23.6 million, primarily due to the timing of changes of inventory and other working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $4.4 million compared to net cash used in investing activities of $17.8 million for the nine months ended September 30, 2022, a reduction in cash used in investing activities of $13.4 million, primarily due to a decrease in purchases of investments in our MSA escrow account.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities was $46.0 million compared to net cash used in financing activities of $31.2 million for the nine months ended September 30, 2022, an increase of $14.8 million, primarily due to $41.8 million in repurchases of Convertible Senior Notes during the period, offset by a decrease in repurchases of common stock of $27.0 million during 2023.

Dividends and Share Repurchase

A dividend of $0.065 per common share was paid on October 6, 2023, to shareholders of record at the close of business on September 15, 2023.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022. $27.2 million remains available for share repurchases under the program as of September 30, 2023.

Long-Term Debt

As of September 30, 2023, we were in compliance with the financial and restrictive covenants of the Senior Secured Notes and 2021 Revolving Credit Facility. The following table provides outstanding balances of our debt instruments.

	September 30, 2023	December 31, 2022
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	118,541	162,500
Gross notes payable and long-term debt	368,541	412,500
Less deferred finance charges	(3,720)	(5,743)
Less current maturities	(48,248)	-
Notes payable and long-term debt	$316,573	$406,757

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. The Senior Secured Notes Indenture provides for customary events of default. We were in compliance with all covenants as of September 30, 2023.

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the effective interest method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, we also entered into a new $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). On May 10, 2023, the Company and certain of its subsidiaries, as guarantors, entered into an amendment (the “Amendment”) to the 2021 Revolving Credit Facility (as amended, the “Amended Revolving Credit Facility”). The Amendment includes certain modifications to the 2021 Revolving Credit Facility relating to the replacement of the London Inter-Bank Offered Rate with a Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark under the 2021 Revolving Credit Facility and adjusts certain other provisions to reflect current documentation standards and other agreed modifications.

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

The Amended Revolving Credit Agreement contains covenants that are substantially the same as the covenants in the Senior Secured Notes Indenture. The Amended Revolving Credit Facility also requires the maintenance of a Consolidated Leverage Ratio of 5.50 to 1.00 (with a step down to 5.25 to 1.00 beginning with the fiscal quarter ending March 31, 2023) at the end of each fiscal quarter when extensions of credit under the Amended Revolving Credit Facility and certain drawn and undrawn letters of credit (excluding (a) letters of credit that have been cash collateralized and (b) letters of credit having an aggregate face amount less than $5.0 million) in the aggregate outstanding exceeds 35% of the total commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Agreement provides for customary events of default. We were in compliance with all covenants as of September 30, 2023.

We incurred debt issuance costs attributable to the issuance of the Amended Revolving Credit Facility of $0.5 million which are amortized to interest expense using the effective interest method over the expected life of the Amended Revolving Credit Facility.

On November 7, 2023, the Company terminated the Amended Revolving Credit Agreement in connection with entry into the new 2023 ABL Facility by one of its subsidiaries.

2023 ABL Facility

On November 7, 2023, TPB Specialty Finance, LLC, a wholly-owned subsidiary of the Company (the “ABL Borrower”), entered into a $75.0 million asset-backed revolving credit facility (the “2023 ABL Facility”), with the several lenders thereunder, and Barclays Bank Plc, as administrative agent (the “Administrative Agent”) and as collateral agent (the “Collateral Agent”) and First-Citizens Bank & Trust Company as additional collateral agent (the “Additional Collateral Agent”). Under the 2023 ABL Facility, the ABL Borrower may draw up to $75.0 million under Revolving Credit Loans and LILO Loans. The 2023 ABL Facility includes a $40.0  million accordion feature.  In connection with the 2023 ABL Facility, Turning Point Brands contributed certain existing inventory to the ABL Borrower. The 2023 ABL Facility is secured on a first priority basis (subject to customary exceptions) by all assets of the ABL Borrower.

The 2023 ABL Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) the lesser of (1) 85% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) 85% of the cost of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (2) 85% of the net orderly liquidation value (“NOLV”) percentage of the lower of (1)(A) or (1)(B); plus (b) 85% of the face value of all eligible accounts of the ABL Borrower minus (c) the amount of all eligible reserves.  The 2023 ABL Facility also includes a “last in last out” (“LILO”) borrowing base equal to the sum of (a) the lesser of: (1) 10% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) the cost of the sum of eligible inventory, plus eligible in-transit inventory and (2) 10% of the NOLV percentage of the lower of  (1)(A) or (1)(B); plus (b) 10% of the face amount of eligible account; minus (c) the amount of all eligible reserves.
Amounts borrowed under the 2023 ABL Facility are subject to an interest rate margin per annum equal to (a) from and after the closing date until the last day of the first full fiscal quarter ended after the closing date, (i) 1.25% per annum, in the case base rate loans, and (ii) 2.25% per annum, in the case of revolving credit loans that are SOFR Loans, (b)(i) 2.25% per annum, in the case of LILO loans that are base rate loans, and (ii) 3.25% per annum, in the case of LILO loans that are SOFR loans, (c) on the first day of each fiscal quarter, the applicable interest rate margins will be determined from the pricing grid below based upon the historical excess availability for the most recent fiscal quarter ended immediately prior to the relevant date, as calculated by the Administrative Agent.
Level	Historical Excess Availability	Applicable Margin for SOFR Loans	Applicable Margin for Base Rate Loans
I	Greater than or equal to 66.66%	1.75%	0.75%
II	Less than 66.66%, but greater than or equal to 33.33%	2.00%	1.00%
III	Less than 33.33%	2.25%	1.25%

The 2023 ABL Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any four consecutive fiscal quarters on or after the closing date if excess availability shall be less than the greater of (a) 12.5% of the line cap and (b) $9.4 million, at any time and continuing until excess availability is equal to or exceeds the greater of (i) 12.5% of the line and (ii) $9.4 million for thirty (30) consecutive calendar days; provided that such $9.4 million level shall automatically increase in proportion to the amount of any increase in the aggregate revolving credit commitments thereunder in connection with any incremental facility.

The 2023 ABL Facility shall mature on the earlier of (x) November 7, 2027 and (y) the date that is 91 days prior to the maturity date of any material debt of the ABL Borrower or the Company or any of its restricted subsidiaries (subject to customary extensions agreed by the lenders thereunder); provided that clause (y) shall not apply to the extent that on any applicable date of determination (on any date prior to the date set forth in clause (y)), (A) the sum of (x) cash that is held in escrow for the repayment of such material debt pursuant to arrangements satisfactory to the Administrative Agent, (y) cash that is held in accounts with the Administrative Agent and/or the Additional Collateral Agent, plus (z) excess availability, is sufficient to repay such material debt and (B) the ABL Borrower has excess availability of at least $15.0 million after giving effect to such repayment of material debt, including any borrowings under the commitments in connection therewith.

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

In the fourth quarter of 2022, a wholly owned subsidiary of the Company repurchased $10.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $0.9 million gain on extinguishment of debt. Subsequent principal repurchases occurred in the first, second and third quarters of 2023 for $13.9 million, $15.1 million and $15.0 million, respectively, in aggregate principal amounts resulting in gains on extinguishment of debt of $0.7 million, $0.6 million and $0.6 million, respectively. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of September 30, 2023, $118.5 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 2,216,029 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.6942 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.49 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of 2023.

We incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.49 per and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. We paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2023, we executed various foreign exchange contracts for the purchase of €20.1 million and sale of €15.2 million with maturity dates ranging from October 2023 to September 2024. At September 30, 2023, we had foreign currency contracts outstanding for the purchase of €17.1 million and sale of €15.2 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.1 million included in Other current assets and a liability of $0.5 million included in Accrued liabilities at September 30, 2023. During 2022, we executed various foreign currency contracts for the purchase of €28.9 million and sale of €28.9 million. At December 31, 2022, we had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The fair value of the foreign currency contracts resulted in an asset of $1.2 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities at December 31, 2022.

Inflation

Inflation in general, and the recent rapid increases in gas prices have had a substantial negative effect on the purchasing power of consumers. While historically, we have been able to increase prices at a rate equal to or greater than that of inflation, doing so would be difficult in the current inflationary environment. However, we have implemented price increases in areas where doing so has been feasible. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement regarding our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2022 Annual Report on Form 10-K, during the quarter ended September 30, 2023. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2022 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2022 Annual Report on Form 10-K, during the nine months ended September 30, 2023. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2022 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2021, we issued the Senior Secured Notes in an aggregate principal amount of $250 million. In July 2019, we issued Convertible Senior Notes in an aggregate principal amount of $172.5 million. We carry the Senior Secured Notes and Convertible Senior Notes at face value. Since the Senior Secured Notes and Convertible Senior Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Senior Notes changes when the market price of our stock fluctuates, or interest rates change. Our remaining debt instrument is a revolving credit facility, which has no borrowing outstanding.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended as of September 30, 2023. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, during our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, we concluded that our internal control over financial reporting was not effective solely due to the existence of the following material weaknesses: we did not design and maintain effective internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.  We also did not appropriately design and operate controls associated with the risk assessment component of the internal control framework, specifically as it relates to identifying risks around segregation of duties within the financial reporting function, and the identification of all risks relating to the financial statements and controls that would address such risks. This impacts business process controls (automated and manual) throughout financial reporting and the business transaction cycles.

The material weaknesses did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded through testing that these controls are operating effectively.

During the nine months ended September 30, 2023, we have continued to make progress on our remediation plans to address the material weaknesses in the Company’s internal controls over financial reporting. These remediation efforts include hiring additional experienced accounting and internal control specialists and external consultants. In addition, the Company is in process of redesigning key controls for both business processes and information technology controls along with implementing a new enterprise resource planning system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million bringing the authority at the time back to $50.0 million (including approximately $19.3 million available for repurchases under the Board of Directors’ previous authorization). On February 24, 2022, the Board of Directors increased the approved share repurchase program by $24.6 million bringing total authority at that time to $50.0 million. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

For the quarter ended September 30, 2023, the Company made no purchases of its common stock in connection with the repurchase program described above.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure Pursuant to Item 1.01 of Current Report on Form 8-K - Entry into a Material Definitive Agreement.

On November 7, 2023, TPB Specialty Finance, LLC, a wholly-owned subsidiary of the Company (the “ABL Borrower”), entered into a new $75.0 million asset-backed revolving credit facility (the “2023 ABL Facility”), with the several lenders thereunder, and Barclays Bank Plc, as administrative agent (the “Administrative Agent”) and as collateral agent (the “Collateral Agent”) and First-Citizens Bank & Trust Company as additional collateral agent (the “Additional Collateral Agent”). Under the 2023 ABL Facility, the ABL Borrower may draw up to $75.0 million under Revolving Credit Loans and LILO Loans. The 2023 ABL Facility includes a $40.0 million accordion feature. In connection with the 2023 ABL Facility, Turning Point Brands contributed certain existing inventory to the ABL Borrower. The 2023 ABL Facility is secured on a first priority basis (subject to customary exceptions) by all assets of the ABL Borrower.

The 2023 ABL Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) the lesser of (1) 85% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) 85% of the cost of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (2) 85% of the net orderly liquidation value (“NOLV”) percentage of the lower of (1)(A) or (1)(B); plus (b) 85% of the face value of all eligible accounts of the ABL Borrower minus (c) the amount of all eligible reserves.  The 2023 ABL Facility also includes a “last in last out” (“LILO”) borrowing base equal to the sum of (a) the lesser of: (1) 10% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) the cost of the sum of eligible inventory, plus eligible in-transit inventory and (2) 10% of the NOLV percentage of the lower of  (1)(A) or (1)(B); plus (b) 10% of the face amount of eligible account; minus (c) the amount of all eligible reserves.

Amounts borrowed under the 2023 ABL Facility are subject to an interest rate margin per annum equal to (a) from and after the closing date until the last day of the first full fiscal quarter ended after the closing date, (i) 1.25% per annum, in the case base rate loans, and (ii) 2.25% per annum, in the case of revolving credit loans that are SOFR Loans, (b)(i) 2.25% per annum, in the case of LILO loans that are base rate loans, and (ii) 3.25% per annum, in the case of LILO loans that are SOFR loans, (c) on the first day of each fiscal quarter, the applicable interest rate margins will be determined from the pricing grid below based upon the historical excess availability for the most recent fiscal quarter ended immediately prior to the relevant date, as calculated by the Administrative Agent.

Level	Historical Excess Availability	Applicable Margin for SOFR Loans	Applicable Margin for Base Rate Loans
I	Greater than or equal to 66.66%	1.75%	0.75%
II	Less than 66.66%, but greater than or equal to 33.33%	2.00%	1.00%
III	Less than 33.33%	2.25%	1.25%

The 2023 ABL Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any four consecutive fiscal quarters on or after the closing date if excess availability shall be less than the greater of (a) 12.5% of the line cap and (b) $9.375 million, at any time and continuing until excess availability is equal to or exceeds the greater of (i) 12.5% of the line and (ii) $9.375 million for thirty (30) consecutive calendar days; provided that such $9.375 million level shall automatically increase in proportion to the amount of any increase in the aggregate revolving credit commitments thereunder in connection with any incremental facility.

The 2023 ABL Facility shall mature on the earlier of (x) November 7, 2027 and (y) the date that is 91 days prior to the maturity date of any material debt of the ABL Borrower or the Company or any of its restricted subsidiaries (subject to customary extensions agreed by the lenders thereunder); provided that clause (y) shall not apply to the extent that on any applicable date of determination (on any date prior to the date set forth in clause (y)), (A) the sum of (x) cash that is held in escrow for the repayment of such material debt pursuant to arrangements satisfactory to the Administrative Agent, (y) cash that is held in accounts with the Administrative Agent and/or the Additional Collateral Agent, plus (z) excess availability, is sufficient to repay such material debt and (B) the ABL Borrower has excess availability of at least $15.0 million after giving effect to such repayment of material debt, including any borrowings under the commitments in connection therewith.

Disclosure Pursuant to Item 1.02 of Current Report on Form 8-K – Termination of a Material Definitive Agreement.

On November 7, 2023, the Company terminated the 2021 Amended Revolving Credit Agreement in connection with the entry by one of its subsidiaries into the new 2023 ABL Facility.

Item 6. Exhibits

Exhibit No.	Description
10.1
Amendment No 1. Dated as of May 10, 2023, to the Credit Agreement, dated as of February 11, 2021, by and among Turning Point Brands, Inc., the obligors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Turning Point Brand, Inc’s Current Report on Form 8-K filed with the Commission on May 16, 2023 (File No. 001-37763).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Graham Purdy.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Luis Reformina.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: November 8, 2023