Form 10-K
period 2023-12-31
Turning Point Brands, Inc.
filed 2024-02-28
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $360 million based on such closing sale price of the common stock as reported on the New York Stock Exchange.

At February 21, 2024, there were 17,617,859 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 1, 2024, expected to be filed with the Securities and Exchange Commission on or about March 15, 2024, are incorporated by reference into Part III hereof.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified using words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Some, but not all, of these risks are described under Item 1A “Risk Factors” and elsewhere throughout this Annual Report. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect it. We have no obligation, and do not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

PART I
Item 1. Business

Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded  consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited low-single-digit consumer unit annualized growth over the four-year period ended 2023 as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment and Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 820 distributors with an additional 650 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through investing in organic growth, acquisitions and joint ventures across all product categories. As of December 31, 2023, our products were available in approximately 197,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 217,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

In the fourth quarter of 2022, we contributed our NewGen Products business to South Beach Holdings LLC doing business as Creative Distribution Solutions (“CDS”), a newly-formed wholly-owned subsidiary. CDS is separately operated and reports to its own Board of Directors. During the first quarter of 2023, the business was designated an unrestricted subsidiary under the Senior Secured Notes (the “Notes”) and concurrently we renamed what we previously referred to as our NewGen Products segment as our Creative Distribution Solutions segment as we believe this name better aligns with the goals and strategies of the segment. During the third quarter of 2023, the CDS business was restructured to eliminate certain unprofitable brands and to focus on a narrower set of products to better position it as a standalone business.

Zig-Zag Products

Our Zig-Zag Products (“Zig-Zag”) segment principally includes rolling papers and make your own (“MYO”) cigar wraps used as smoking accessories. The strength of the Zig-Zag® brand drives our leadership position in both the rolling papers and MYO cigar wrap markets. Zig-Zag® is the #1 premium and #1 overall rolling paper in the U.S. with approximately 34% total market share according to MSAi.1 Management estimates that Zig-Zag® is also the #1 brand in the promising Canadian market. Rolling paper operations are aided by our sourcing relationship with Republic Technology International SAS (“RTI”). See “Distribution and Supply Agreements” below for our discussion of the Zig-Zag® distribution agreement.

In MYO cigar wraps, the Zig-Zag® brand commands a majority of the market and continues to innovate in novel ways through additional product introductions. For instance, we introduced Zig-Zag® ‘Rillo sized wraps, which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars. In June 2020, we purchased certain assets from our long-term commercial partner Durfort Holdings S.R.L (‘‘Durfort’’) which included the co-ownership in the intellectual property rights for all of our MYO Homogenized Tobacco Leaf (“HTL”) cigar wraps products. In connection with the transaction, we entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the U.S. which was effective October 9, 2020. In late 2021, we extended our MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

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

1 Brand ranking and market share percentages obtained from MSAi for the 52-week period ended December 30, 2023.

In July 2021, we acquired certain assets of Unitabac, LLC (“Unitabac”), a marketer of mass-market cigars. In the acquisition, we acquired a robust portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (NT) HTL products and Rolled Leaf and Natural Leaf Cigarillo Products that we are using to re-introduce the Zig-Zag® brand into a large and growing cigarillo market.

In February 2022, we announced an agreement with Flamagas, a renowned lighter manufacturer, for exclusive distribution of CLIPPER® lighters in the U.S. and Canada. CLIPPER® is the #1 reusable lighter in the world and the #2 overall world lighter brand but is currently underrepresented in the U.S. and Canada with significant potential for growth. We aim to use our existing distribution infrastructure to expand access of CLIPPER® lighters to more retailers and consumers.

Since mid-2019, we have been repositioning the business with growth initiatives focused on new product introductions and new channel expansions that are better aligned with the growing market trends. As a result of those initiatives, we have been successful in changing the growth profile of our Zig-Zag Products segment.

Stoker’s Products

Our Stoker’s Products (“Stoker’s”) segment includes both moist snuff tobacco (“MST”) and loose-leaf chewing tobacco in addition to recent introductions in the modern oral product category. Stoker’s® is our focus brand in both MST and chewing tobacco. In MST, Stoker’s® remains among the fastest growing brands and holds a 10.7% share in the stores with distribution and a 6.9% share of the total U.S. MST non-pouch market. Stoker’s® is a pioneer in the MST industry.1 It was first to introduce the large 12 oz. tub packaging format and is manufactured using a proprietary process that we believe results in a superior product. Starting in 2015, we extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Our proprietary manufacturing process is conducted at our Dresden, Tennessee, plant and packaged in both our Dresden, Tennessee and Louisville, Kentucky facilities.

Stoker’s® chewing tobacco has grown its market share considerably over the last several years becoming the largest brand family in the industry and is presently the #1 discount and #1 overall brand in the industry, with approximately a 31% market share. Our status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango®, and the five Wind River Brands. Collectively, the Company is the #2 marketer of chewing tobacco with approximately 36% market share.1 Our chewing tobacco operations are facilitated through our long-standing relationship with Swedish Match (now owned by Philip Morris International Inc.), the manufacturer of our loose-leaf chewing tobaccos.

In 2023, the Company expanded its rollout of modern oral nicotine products, FRĒ® white nicotine pouches. Modern oral nicotine products are currently one of the fastest growing categories within the nicotine space.

Creative Distribution Solutions

The Creative Distribution Solutions segment primarily distributes third-party nicotine, non-nicotine and smoking products.

Competitive Strengths

We believe our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Our Zig-Zag® and Stoker’s® brands are each well established and date back 144 and 83 years, respectively.

•
Zig-Zag® is the #1 premium and #1 overall rolling paper brand in the U.S., with significant distribution in Canada as well. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi.[1] We acquired North American rolling papers distribution rights for Zig-Zag® in 1997. More importantly, we own the Zig-Zag® tobacco trademark in the U.S. which we leverage for our MYO cigar wraps product. Approximately 41% of our total 2023 Zig-Zag® branded net sales are under our own Zig-Zag® marks rather than those we license from RTI under the Distribution and Licensing Agreements described below.

•
Stoker’s® is among the fastest growing MST brands in the industry and is the #1 loose-leaf chewing tobacco brand.[1] We manufacture Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what we believe is a superior product.

1 Brand rankings and market share percentages obtained from MSAi for the 52-week period ended December 30, 2023.

Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. CLIPPER® is the #1 reusable lighter in the world and the #2 overall world lighter brand with significant opportunities to grow as it is currently underrepresented in the U.S. and Canada. The Stoker’s® brand is seen as an innovator in both the moist snuff and loose-leaf chewing tobacco markets.

Exposure to Growing Cannabinoid Consumption Trends

We believe that the cannabinoid market will continue to grow over the coming years as it becomes increasingly accepted by the public in the U.S. Our product offerings, particularly those in our Zig-Zag Products segment, are ideally positioned to benefit from continued growth in consumer consumption.

The legal cannabis market in the U.S. is projected to grow from $29.6 billion in 2023 to $45 billion by 2027, representing an 11.0% compounded annual growth rate, according to a June 2023 report of BDSA, a market research firm focused on the legal cannabis market. With flower being the leading form factor for cannabis consumption among consumers, we believe our product offerings provide us with significant opportunity to expand the number of retail channels we reach. A recent Gallup poll showed nearly seven in ten Americans now support legalizing cannabis nationwide, approximately twice the amount as twenty years ago. As of the end of 2023, 24 U.S. states and the District of Columbia had legalized cannabis for adult recreational use and a majority of states now have comprehensive public medical cannabis programs.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands and methodically targeting markets which we believe have significant growth potential:

•
In 2009, we extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. We are now the market share leader for MYO cigar wraps with approximately a 55% share of the cigar wraps category and 76% of the share of the HTL cigar wraps sub-category. [1] We believe our success was driven by the Zig-Zag® tobacco branding, which we feel is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products. In late 2021, we extended our Zig-Zag® MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

•
We extended the Zig-Zag® brand into hemp rolling papers in 2018 and followed that with the launch of paper cones in 2019 with both products quickly establishing leading positions in their respective categories.

•
We leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a size that was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have since introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established us as the market leader with over 55% of the tub market as of 2023. In 2015, we introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores. In 2023, we expanded our FRĒ® white nicotine pouches into the market with a broader rollout planned in 2024.

•	We have also had success in acquiring, partnering with, and integrating new products and product lines, including:
•	Cigarillos, with the acquisition of Unitabac;
•	Lighters, with exclusive distribution of Clipper lighters in the U.S. and Canada; and
•
Liquid nicotine, with the acquisition of Vapor Beast and International Vapor Group, providing us with both B2B and B2C capabilities that we are able to leverage with our other product lines to reach new retail outlets and consumers.

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

Extensive Distribution Network and Data Driven Sales Organization

We have taken important steps to enhance our selling and distribution network and consumer marketing capabilities that allow us to grow our business while keeping our capital expenditure requirements relatively low. We have long-standing relationships in the core convenience store channel and wholesale distribution network with access to more than 217,000 retail outlets in North America. We are also increasing brand presence through non-traditional channels including headshops, dispensaries, and B2B e-commerce and are expanding our sales team dedicated to these channels. We have added brand dedicated platforms including ZigZag.com to facilitate our e-commerce brand presence as well as sell on Amazon and other e-commerce sites. Our CDS B2B business reaches thousands of smoke shops and our B2C business has over one million unique customers.

1 Brand ranking and market share percentages obtained from MSAi for the 52-week period ended December 30, 2023.

We service our customer base with an experienced sales and marketing organization of approximately 180 professionals who possess in-depth knowledge of the OTP market. We extensively use data supported by leading technology,  enabling our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level and efficiently respond. We subscribe to a sales tracking system provided by MSAi that measures OTP product shipments by all market participants, on a weekly basis, from approximately 600 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables us to understand share and volume trends across multiple categories at the store level, allowing us to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within our Stoker’s segment, we have seen a positive correlation between the frequency of store calls by our salesforce and our retail market share.

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

By outsourcing the production of certain products to a select group of suppliers with whom we have strong relationships, we are able to maintain low overhead costs and minimal capital expenditures. Our supplier relationships allow us to increase the breadth of our product offerings and quickly enter new markets as management is able to focus on brand building and innovation. In 2023, approximately 75% of our net sales were derived from outsourced production operations and our capital expenditures have ranged between $4.8 million and $7.7 million per year over the previous five years.

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

The FDA has implemented a premarket review process, referred to as the PMTA, or the Premarket Tobacco Application process, which requires all tobacco products introduced or changed since 2007 to submit an application to the FDA and receive marketing authorization prior to entering the market. For products already on the market when these requirements became effective, the FDA required applications for those products to be on file by certain dates depending on whether the products were originally-regulated under the Family Smoking Prevention Tobacco Control Act (“TCA”), whether they were later “deemed” tobacco products, or whether they contain non-tobacco nicotine and were not otherwise exempt from the TCA. The PMTA process is a very expensive and resource-intensive process and there are currently hundreds of competitors in the market but very few have the capability and or the resources to get their products successfully through this process. In the years since, the FDA has rejected millions of applications.

To date, we have spent approximately $26 million in order to file and supplement applications covering a broad portfolio of noncombustible products, including vaping products and novel oral nicotine products. By developing and submitting for FDA marketing authorization a deep suite of noncombustible products and leveraging our distribution platform, we believe that we have the opportunity to grow as consumers look toward potentially lower-risk product offerings. We believe this is a transformational event for the industry with potential for us to realize substantial benefits over time as the FDA accelerates enforcement thereby, creating significant barriers for new entrants as well as significant difficulties for existing companies who may not have the infrastructure needed to comply with these regulatory requirements. See “Risks Related to Legal, Tax and Regulatory Matters” under Item 1A “Risk Factors” and Note 1, “Organizations and Basis of Presentation” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

In addition, we have been building and expanding an alternative logistics infrastructure across the U.S. to comply with the Prevent All Cigarette Trafficking Act (“PACT Act”) which was recently extended to prohibit the use of the U.S. Postal Service to mail e-cigarette and related products directly to consumers and requires other common carriers to obtain adult signature on delivery.

Experienced Management Team

With extensive experience in consumer products, alternative smoking accessories and tobacco markets, our senior management team has enabled us to grow and diversify our business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies. Given the professional experience of the senior management team we are able to analyze risks and opportunities from a variety of perspectives. Our senior leadership has embraced a collaborative culture in which combined experience, analytical rigor, and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands. Our management team also brings a proven track record of patient and selective capital deployment into value enhancing transactions.

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

In 2023, less than 10% of our revenues were generated outside of the U.S. We believe international sales represent a meaningful growth opportunity. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we are pursuing an international growth strategy to broaden sales and strengthen margins. In 2021, we further invested in growth in Canada by increasing our ownership in Turning Point Brands Canada to 65%. Our goals include expanding our presence in the worldwide OTP industry on a targeted basis. For example, we are expanding Zig-Zag®’s retail penetration and product assortment in Canada including distributing CLIPPER® lighters, and selling our Stoker’s® MST products in South America, Europe, Asia and Africa.

Expand into Adjacent Categories through Innovation and New Partnerships

We continually evaluate opportunities to expand into adjacent product categories by leveraging our current portfolio and distribution platform, as well as by forming new partnerships. We believe there are meaningful opportunities for growth within the alternative smoking accessories and OTP markets. We maintain a robust product pipeline and plan to strategically introduce new products in attractive, growing markets, both domestically and internationally, with specific focus on our papers and MYO wraps businesses. In particular, the strength of the Zig-Zag® brand provides a great platform to introduce a suite of complementary products such as our launch and expansion of hemp papers, paper cones, hemp wraps and natural leaf wraps. In 2022 we entered the lighter market through an exclusive distribution agreement for CLIPPER® lighters in the U.S. and Canada. CLIPPER® is the #1 reusable lighter in the world and the #2 overall world lighter brand but is currently underrepresented in the U.S. and Canada with significant potential for growth. As we have done successfully in the past, we will leverage our existing sales infrastructure to drive distribution of new products and are investing to expand our e-commerce distribution capabilities.

We have identified a number of new opportunities and we intend to leverage our existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Accelerate Growth Through National Distribution Network

Our business is built around a powerful sales and distribution infrastructure that currently reaches an estimated 217,000 retail outlets in North America. We have strong presence in independent convenience stores and now service most of the leading chain accounts. Through our e-commerce platforms we have alternative avenues through which to sell third-party products and an increasing amount of our proprietary products. This strategy allows new products to be tested with lower risk before we incorporate them into our wider brick and mortar distribution system.

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

Strategically Pursue Acquisitions

We believe there are meaningful acquisition opportunities in our fragmented markets. We regularly evaluate acquisition opportunities across our industries. In evaluating acquisition opportunities, our focus is on identifying acquisitions that would leverage our distribution platform, regulatory infrastructure and product offerings or enable category expansion in areas with high growth potential to drive profit generation.

The vast majority of our 2023 U.S. gross profit was derived from sales of products currently regulated by the FDA Center for Tobacco Products. We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller OTP manufacturers currently lack this infrastructure, which is necessary to comply with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. The Company itself was built through acquisitions that were subsequently grown through distribution gains, market share growth and brand extensions into new product categories. This is a playbook that we have drawn on over time with a consistent track record of success. We acquired the U.S. and Canadian rolling papers distribution rights for Zig-Zag® in 1997 and extended our product offerings including our entry into the MYO cigar wraps category in 2009. In 2003, we acquired the Stoker’s® brand. We have since built the brand to the #1 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion where it remains among the fastest growing MST brands. Subsequent to our initial public offering (“IPO”) in 2016, we completed a series of acquisitions that built the foundation of our CDS segment through (i) Vapor Beast, (ii) IVG, and (iii) Solace. Our investment in Turning Point Brands Canada in 2019 is accelerating Zig-Zag®’s growth through alternative channel penetration. In 2020, we acquired certain assets from Durfort including co-ownership of the intellectual property rights for our MYO cigar wraps products. The transaction increased our share of the economics in a MYO cigar wraps business that was benefitting from secular growth tailwinds and gave us access to a complimentary product in Blunt Wrap® through an exclusive distribution agreement. Our investment in 2021 in Old Pal gives us increased exposure to the large and growing cannabinoid market. In 2021, we also acquired certain assets from Unitabac, providing a platform to re-enter the large and growing cigarillo category.

Raw Materials, Product Supply, and Inventory Management

We source our products through a series of longstanding, highly valued relationships which allow us to conduct our business on an asset-light, distribution-focused basis.

The components of inventories were as follows (in thousands):

	December 31, 2023	December 31, 2022
Raw materials and work in process	$5,201	$7,283
Leaf tobacco	34,894	43,468
Finished goods - Zig-Zag Products	41,783	42,279
Finished goods - Stoker’s Products	8,090	9,667
Finished goods - Creative Distribution Solutions	7,281	15,431
Other	1,711	1,787
Inventories	$98,960	$119,915

Zig-Zag Products

Pursuant to the Zig-Zag® distribution agreements, we are required to purchase from RTI all cigarette papers, cigarette tubes, and cigarette injecting machines that we sell, subject to RTI fulfilling its obligations under the Zig-Zag® distribution agreements. See “Distribution and Supply Agreements” below for a discussion of the Zig-Zag® distribution agreements. If RTI is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operations, in each case, as set forth in the Distribution Agreements, we may seek third-party suppliers and continue the use of the Zig-Zag® trademark to market these products. To ensure we have a steady supply of premium cigarette paper products, as well as cigarette tubes and injectors, RTI is required to maintain, at its expense, a two-month supply of inventory in a bonded, public warehouse in the U.S.

We obtain our MYO cigar wraps from our supplier in the Dominican Republic. We also obtain our Zig-Zag® branded cigar products from the Dominican Republic.

Stoker’s Products

We produce our moist snuff and loose-leaf chewing tobaccos from air-cured and fire-cured leaf tobacco, respectively. We utilize recognized suppliers that generally maintain 12- to 24-month supplies of our various types of tobacco at their facilities. We do not believe we are dependent on any single country or supplier source for tobacco. We generally maintain up to a two-month supply of finished, moist snuff and loose-leaf chewing tobacco on hand. This supply is maintained at our Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution. In December 2023, a third-party warehouse that stores our tobacco was damaged by a tornado, leading to a loss of some of our leaf tobacco inventory. We believe the losses will be fully covered by insurance. In light of alternative supply opportunities and our distribution schedule, we don’t expect the loss of the tobacco to impact our ability to meet the demand for our products. See Item 1A “Risk Factors – Our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics, political upheavals, or natural disasters”.

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

All of our moist snuff products are manufactured at our facility in Dresden, Tennessee. Packaging occurs at the Dresden, Tennessee, location in addition to the facility in Louisville, Kentucky. All of our loose-leaf chewing tobacco production is fulfilled through our agreement with Swedish Match. See “Distribution and Supply Agreements” below for our discussion of the Swedish Match Manufacturing Agreement.

Creative Distribution Solutions Products

We have sourcing relationships that provide liquid nicotine products and certain other products without tobacco and/or nicotine for other companies’ brands and for producing our own branded product lines. Our acquisition of several ecommerce platforms have (i) accelerated our entry into the non-traditional retail channel, where we believe a significant portion of liquid nicotine and adjacent products are sold; (ii) provided enhanced distribution of our products; and (iii) established best-in-class distribution and B2C platforms. Furthermore, we have established a sourcing group in Asia to ensure timely and cost-effective access to marketplace winners and new product launches, while also maximizing margins through thoughtful logistics strategies.

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

Each of the Distribution Agreements contains customary termination provisions, including failure to meet performance obligations, the assignment of the agreement or the consummation of a change of control, in each case, without consent of the licensor, upon certain material breaches, including our agreement not to promote, directly or indirectly, cigarette paper or cigarette paper booklets of a competitor, or upon our bankruptcy, insolvency, liquidation, or other similar event. The licensor also may terminate the Distribution Agreements if a competitor acquires a significant amount of our common stock or if one of our significant stockholders acquires a significant amount of one of our competitors. In the event of a termination, we have agreed that for a period of five years after the termination we will not engage, directly or indirectly, in the manufacturing, selling, distributing, marketing, or otherwise promoting, in the U.S. and Canada, of cigarette paper or cigarette paper booklets of a competitor without consent. There are certain de minimis exceptions to these provisions. For further details, see Item 1A “Risk Factors – We depend on a small number of key third-party suppliers and producers for our products’’.

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

In November 2022, Philip Morris International Inc., acquired Swedish Match.

Production and Quality Control

We primarily outsource our manufacturing and production processes and focus on packaging, marketing, and distribution. We currently manufacture less than 25% of our products as measured by net sales. Our in-house manufacturing operations are principally limited to (i) the manufacturing of our moist snuff products, which occurs at our facility in Dresden, Tennessee; and (ii) the packaging of our moist snuff products at our facilities in Dresden, Tennessee and Louisville, Kentucky. Our MST products are processed in-house, rather than outsourced, as a result of our proprietary manufacturing processes which are substantively different than those of our competitors.

We use proprietary production processes and techniques, including strict quality controls. Our quality control group routinely tests the quality of the tobacco, flavorings, application of flavorings, premium cigarette papers, tubes and injectors, cigars, MYO cigar wraps, liquid nicotine products, and packaging materials. We utilize sophisticated quality controls to test and closely monitor the quality of our products. The high quality of our tobacco products is largely the result of using high-grade tobacco leaf and food-grade flavorings and, on an ongoing basis, analyzing the tobacco cut, flavorings, and moisture content together with strict specifications for sourced products.

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

As of December 31, 2023, we had a nationwide sales and marketing organization of approximately 180 professionals. Our sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2023, our Zig-Zag and Stoker’s Products sales and marketing efforts enabled our products to reach an estimated 217,000 retail outlets in North America and over 820 direct wholesale customers with an additional 650 secondary, indirect wholesalers in the U.S.

Our Zig-Zag and Stoker’s Products sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. For Zig-Zag Products, we have also developed a growing e-commerce business along with a sales team focused on serving alternative channels such as headshops and dispensaries. Our CDS sales efforts are focused on alternative channels and winning new stores, increasing our products share and store share and growing the B2C engine to capture a greater share of direct-to-consumer online sales. We have expanded, and intend to continue to expand, the sales of our products into previously underdeveloped geographic markets and retail channels. In 2023, we derived more than 90% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

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

For the years ended December 31, 2023, 2022, and 2021, we did not have any customer that accounted for 10% or more of our net sales. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses. Sales to customers within our CDS segment are generally prepaid.

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

Stoker’s Products

Our four principal competitors in the moist snuff category are Swedish Match (acquired in 2022 by Philip Morris International Inc.), the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), Swisher International Group, Inc. and U.S. Smokeless Tobacco Company (a division of Altria Group, Inc.). In the loose-leaf chewing tobacco market, our three principal competitors are Swedish Match (acquired in 2022 by Philip Morris International Inc.), the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), and Swisher International Group, Inc. We believe moist snuff products are used interchangeably with loose-leaf products by many consumers. For modern oral nicotine products, our four principal competitors are Swedish Match (acquired in 2022 by Philip Morris International Inc.), Modoral Brands Inc. (a unit of British American Tobacco p.l.c.), Swisher International Group, Inc. and Helix Innovations, LLC (a division of Altria Group, Inc.).

Creative Distribution Solutions Products

In the CDS segment, our competitors are varied as the market is relatively new and highly fragmented. Our direct competitors sell products that are substantially similar to the products that we sell through the same channels in which we sell such products. We compete with these direct competitors for sales through wholesalers and retailers including, but not limited to, smoke shops, national chain stores, tobacco shops, and convenience stores and in the online direct to consumer environment. As a result of our acquisitions of Vapor Beast, IVG and Solace we now also compete directly with other non-traditional distributors and retailers.

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

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on our high-tech data systems. We spent approximately $0.6 million, $0.6 million, and $1.1 million dollars on research and development and quality control efforts for the years ended December 31, 2023, 2022, and 2021, respectively.

Human Capital

As of December 31, 2023, we employed 373 full-time and part-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

We believe that our success is driven by our employees. Our human capital strategy, which is developed and overseen by our Chief People Officer (“CPO”), focuses on the health and safety of our employees, development and retention of current employees, and talent attraction. Our CPO is also responsible for our diversity, equity, and inclusion (“DE&I”) strategies. The Chief Executive Officer (“CEO”) and CPO regularly update the board of directors and its committees on the human capital management, as well as the implementation of new initiatives.

Health and Safety: Our health and safety programs are designed to address applicable regulations as well as the specific hazards and work environments of each of our facilities. We regularly conduct safety reviews and trainings at each of our locations to ensure compliance with applicable regulations and all policies and procedures. We maintain safety committees that meet regularly to discuss and address any potential issues in our warehouse and manufacturing facilities. In addition, we conduct quarterly Motor Vehicle Safety trainings and annual Motor Vehicle Records checks for those assigned to company vehicles or who are daily drivers. We utilize a number of metrics to assess the performance of our health and safety policies, procedures and initiatives, including lost workdays and any recordable or reportable incidents.

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

Diversity, Equity and Inclusion: We place a high value on DE&I. As of December 31, 2023, approximately 33% of our workforce was female and 75% of our executive leadership roles were held by females. As of the same date, underrepresented minorities made up approximately 28% of our workforce, with 24% of our managerial roles held by underrepresented minorities.

Training and Talent Development: We provide technical and leadership training to employees at both the officer and non-officer levels. In 2020, the Company developed Turning Point University, an online training and development tool used by management and employees.

We believe that encouraging continual development for our employees is essential for us to maintain the strength and profitability of the Company, generally, and brands, specifically. The Company posts its openings internally to allow current employees to apply. In 2023, we had 20 internal promotions within the organization.

Retaining Talent:  During the year ended December 31, 2023, our employee turnover rate was 18%. To retain our employees, we believe it is critical to continually focus on ensuring employees are highly engaged and feel valued. We address these retention efforts in a number of ways from formal surveys and quarterly business updates to regular informal discussions with employees that enable us to listen to, understand and address their concerns.

Employee Benefits:  We offer comprehensive benefit programs to our employees that provides them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid parental leave; tuition assistance; paid holidays; and paid vacation time.

Environmental, Social and Governance (“ESG”)

We believe that focusing on our consumers and customers, while proactively and productively addressing the environment, our employees, our community, and society at large, is the key to driving value for all stakeholders. We recognize that incorporating ESG initiatives into our business strategy enhances our operating principles of winning with accountability, integrity, and responsibility, and will position our Company for greater success in the future. We believe that we will maximize shareholder returns by implementing strategies and establishing goals to address public health concerns, mitigate environmental risks, seek and integrate a diverse range of viewpoints, and display responsible behaviors to suppliers, customers, members of the organization and most of all to our consumers. Our Nominating and ESG Committee manages oversight of the Company’s ESG efforts. As discussed below, our ESG initiatives are led by our ESG Executive Committee, as well as subordinate committees that focus on specific initiatives.

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

Environmental Stewardship

Being good stewards of the planet will support our business success. Our major areas of focus are lowering vehicle emissions produced by our fleet, incorporating energy savings initiatives at our facilities, reducing water consumption in our operations, and increasing our recycling efforts.  Within each of these categories we are concentrating on developing and measuring progress with an aim to define metrics against which we can track our efforts.

Social Impact

We focus our efforts on fostering a diverse and inclusive workforce while providing a safe work environment for our team. We value different perspectives and feel that an open and inclusive culture is not only the right thing to do, but fundamentally supports the business through diverse thought and opinions. Our DE&I efforts are evidenced through programs like our veterans and women focused business inclusion groups. Our goal is to provide an injury-free workplace where every employee has a safe work environment and feels empowered to speak up. We regularly monitor and provide training as part of our safety program and have active safety committees at each of our sites dedicated to implementing best practices.

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

Our ESG Committees

In 2023, we continued integration of our ESG principles into our business practices. Our ESG committees are comprised of diverse individuals from different departments and geographic locations. The committees report to the ESG Executive Committee, comprised of the President and CEO, CFO, and General Counsel, who in turn works with the Board’s Nominating and ESG Committee. The following committees report to the ESG Executive Committee:

•
The Environmental Committee provides a platform to enhance and track the progress of our environmental practices within our business units. The committee is charged with recommending, implementing, and monitoring best practices in the areas of carbon emissions, waste, water, and biodiversity within our business units. In 2023, the Company continued to make substantial investments around reducing energy consumption and environmental waste in our manufacturing operations. Additionally, we have reduced our total mileage through innovative dispatch and scheduling procedures.

•
The Social Committee provides a platform to achieve the objective of being the employer of choice. The committee is charged with recommending and implementing best practices in the areas of health and safety, DE&I, Talent Development and Retention, and Community Engagement.

•
The Policies Committee provides a platform to review our governance practices and implement new or updated policies as our needs change. The committee is charged with recommending and implementing appropriate best practices in the areas of business ethics, political engagement, supply chain processes, and cybersecurity. The committee additionally is charged with recommending and implementing best practices in the areas of public health, responsible marketing, and youth access prevention. In 2023, the Policies Committee developed several new policies, particularly aimed at cybersecurity, and held training sessions with our marketing teams related to prevention of youth appeal.

Further information related to our ESG program can be found on our website.

Available Information

More information about Turning Point Brands is available on the Company’s website at www.turningpointbrands.com. The U.S. Securities and Exchange Commission (the “SEC”) maintains a website at https://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. On the investor relations portion of our website, www.turningpointbrands.com/investor-relations, we provide a link to our electronic filings with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make all such filings available free of charge as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused by illicit products to our brand equity;
•	contamination of our tobacco supply or products;
•	uncertainty and continued evolution of the markets for our products;
•	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;

Risks Related to Legal, Tax and Regulatory Matters

•	substantial and increasing regulation and changes in FDA enforcement priorities;
•	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	possible significant increases in federal, state and local municipal tobacco- and nicotine-related taxes;
•	our products are marketed pursuant to a policy of FDA enforcement priorities which could change, and our products could become subject to increased regulatory burdens by the FDA;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in state and local regulation of our products has been proposed or enacted;
•	increase in tax of our products could adversely affect our business;
•	sensitivity of end-customers to increased sales taxes and economic conditions, including as a result of inflation and other declines in purchasing power;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	significant product liability litigation;

Risks Related to Financial Results, Finances and Capital Structure

•	our amount of indebtedness;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our ability to establish and maintain effective internal controls over financial reporting;
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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;

General Risks

•	our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	adverse impact of climate change;
•	our reliance on information technology;
•	cybersecurity and privacy breaches, which have increased in part due to artificial intelligence;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	departure of key management personnel or our inability to attract and retain talent;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property; and
•	failure to meet expectations relating to environmental, social and governance factors

Risks Related to Our Business and Industry

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. These factors have intensified over time, especially as it relates to regulation. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, has been more resilient as measured by MSAi. Our tobacco products comprised approximately 52% of our total 2023 net sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation, product characteristic restrictions, and taxation and changes in consumer spending habits.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2023, our two most important suppliers and producers were: (i) Swedish Match (acquired in 2022 by Philip Morris International Inc.), which produces all of our loose-leaf chewing tobacco in the U.S.; and (ii) RTI, which provides us with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada. See Item 1 – “Business – Distribution and Supply Agreements”. Many of our suppliers compete with us in one or more product categories. For example, we have a supply agreement with Swedish Match to manufacture our loose-leaf chewing tobacco, and Swedish Match also manufactures its own brand of loose-leaf chewing tobacco, which it sells in the same channels as we do.

All of our loose-leaf tobacco products are manufactured for us by Swedish Match pursuant to a ten-year renewable agreement, which we entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, we retain the rights to all marketing, distribution and trademarks over the loose-leaf brands that we own or license. The agreement renewed for an additional ten-year term in 2018. We share responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to our loose-leaf products. We rely on the performance by Swedish Match of its obligations under the agreement for the production of our loose-leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or our relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose-leaf tobacco products could have a material adverse effect on our business, results of operations, and financial condition. We entered into these agreements when Swedish Match was an independent company. In 2022, Swedish Match was acquired by Phillip Morris International. While Swedish Match continues to honor all obligations to us and has indicated that they will continue to do so in the future, relationship dynamics may change over time in light of their new owners.

All of our Zig-Zag® premium cigarette papers, cigarette tubes, and injectors are sourced from RTI, pursuant to the Distribution Agreements. The Distribution Agreements were initially entered into with Bolloré. In November 2020, Bolloré sold its rights to its trademarks for the Zig-Zag® brand name in the U.S. and Canada to RTI and, in connection with the sale, assigned the Distribution Agreements and the License Agreements to RTI. RTI is an affiliate of one of our competitors. The Distribution Agreements were most recently renewed in 2012 and pursuant to such agreements, we renegotiate pricing terms every five years.

Pursuant to agreements with certain suppliers, we have agreed to store tobacco inventory purchased on our behalf and generally maintain a 12- to 24-month supply of our various tobacco products at their facilities. We cannot guarantee our supply of these products will be adequate to meet the demands of our customers. Further, a major fire, violent weather conditions, or other disasters that affect us or any of our key suppliers or producers, including RTI or Swedish Match, as well as those of our other suppliers and vendors, could have a material adverse effect on our operations. For example, in December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage including damage to the Company’s leaf tobacco. Although we have insurance coverage for these events, including Company’s stock throughput insurance, which in the above case allowed the Company to book a $15.2 million insurance recovery receivable, a prolonged interruption in our operations, as well as those of our producers, suppliers, or vendors, could have a material adverse effect on our business, results of operations, and financial condition. In addition, we do not know whether we will be able to renew any or all of our agreements on a timely basis, on terms satisfactory to us, or at all.

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

We are reliant upon brand recognition in the OTP markets in which we compete as the OTP industry is characterized by a high degree of brand loyalty and a reluctance to switch to new or unrecognizable brands on the part of consumers. Some of the brands and trademarks under which our products are sold are licensed to us for a fixed period of time in respect of specified markets, such as our Distribution and License Agreements for use of the Zig-Zag® name and associated trademarks in connection with certain of our cigarette papers and related products. See Item 1 – “Business - Distribution and Supply Agreements” for a discussion of these agreements and their major provisions.

We have a number of Licensing Agreements with RTI. The first of these governs licensing, sourcing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, the second of which governs licensing, sourcing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids, and the third of which governs the licensing, sourcing and use of the Zig-Zag trademark on paper cones. In 2023, we generated approximately $180.5 million in net sales of Zig-Zag® products, of which approximately $75.4 million was generated from products sold through the License Agreements. In the event that one or more of these Licensing Agreements are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing or otherwise promoting of cigarette papers of a competitor to Zig-Zag® without RTI’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis, on terms satisfactory to us, or at all. As a result of these restrictions, if our Licensing Agreements with respect to the Zig-Zag® trademark are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

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

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The alternative smoking accessories and tobacco industries in general, and the OTP industry, in particular, are subject to changing consumer trends, demands, and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and our continued success depends in part on our ability to continue to differentiate the brand names that we own or license and maintain similarly high levels of recognition with target consumers. Trends within the alternative smoking accessories and OTP industries change often. Our failure to anticipate, identify, or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that may affect consumer perception of our products include health trends and attention to health concerns associated with tobacco and other products we sell, price-sensitivity in the presence of competitors’ products or substitute products, and trends in favor of new Creative Distribution Solutions products that are currently being researched and produced by participants in our industry. For example, we have witnessed a shift in consumer purchases from chewing tobacco to moist snuff due to its increased affordability. Along with our biggest competitors in the chewing tobacco market, which also produce moist snuff, we have been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market shares in these categories before we have a chance to respond.

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

“Big tobacco” has also established its presence in the Creative Distribution Solutions products market and has begun to make investments in other adjacent spaces, including health and wellness. There can be no assurance that our products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, there are currently relatively few U.S. restrictions on advertising for electronic cigarettes and vaporizer products and our competitors, including “big tobacco,” may have more resources than us for advertising expenses in these spaces, which could have a material adverse effect on our ability to build and maintain market share, and thus have a material adverse effect on our business, results of operations and financial condition.

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

We also expect our competitors to continue to improve their technology infrastructure, including with the use of artificial intelligence (“AI”) and machine learning solutions, to interact with clients, suppliers and other third-parties to sell their products, utilize (and even monetize) their data and support and grow their client base. Our ability to innovate our own technology infrastructure and integrate new technology solutions into our existing infrastructure will affect our ability to compete.

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

We have continued to see increases in the sale of illicit or unauthorized tobacco and nicotine products, which the FDA and other agencies have had limited success in combating. If we are unable to compete against these products, our sales volumes may be negatively materially impacted until and after the implementation of stronger enforcement activity.

Although we combat counterfeiting of our products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect our products from retailers in order to be reviewed for authenticity and using a private investigation firm to help perform surveillance of retailers we suspect are selling counterfeit products, no assurance can be given that we will be able to detect or stop sales of all counterfeit products. In addition, we have in the past and will continue to bring suits against retailers and distributors that sell certain counterfeit products. While we have been successful in securing financial recoveries from and helping to obtain criminal convictions of counterfeiters in the past, no assurance can be given that we will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products. Even if we are successful, such suits could consume a significant amount of management’s time and could also result in significant expenses to the Company. Any failure to track and prevent counterfeiting of our products could have a material adverse effect on our ability to maintain or effectively compete for the products we distribute under our brand names, which would have a material adverse effect on our business, results of operations and financial condition.

Contamination of, or damage to, our products could adversely impact sales volume, market share and profitability.

Our market position may be affected through the contamination of our tobacco supply or products during the manufacturing process or at different points in the entire supply chain. We keep significant amounts of inventory of our products in warehouses and it is possible that this inventory could become contaminated, or damaged during the storage period. For example, in December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage including damage to the Company’s leaf tobacco. Although we have alternative sources of tobacco to ensure we meet all demand, if another event were to occur we may not have sufficient supply. In addition, our suppliers generally keep significant amounts of our inventory on hand and it is probable that such inventory could become contaminated or damaged even prior to arrival at our premises. If contamination or damage of our inventory or packaged products occurs, whether as a result of a failure in quality control by us or by one of our suppliers, we may incur significant costs in replacing the inventory and recalling products. We may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

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

Novel nicotine and cannabinoid products, having been introduced to the market over the past fifteen years, are at a relatively early stage of development compared to “traditional” tobacco products, and represent core components of a market that is evolving rapidly, highly regulated and characterized by a number of market participants. Rapid growth in the use of, and interest in, these products is recent, and may not continue on a lasting basis. The long-term demand trends and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in an evolving market. Continued evolution, uncertainty and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to effectively compete in the novel nicotine and cannabinoid products marketplace.

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are currently engaged in the implementation of a new enterprise resource planning (“ERP”) system, which is part of the remediation efforts for our material weakness in internal controls over financial reporting discussed below. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process requires the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, or successfully update or integrate our systems when necessary, our financial positions, results of operations and cash flows could be negatively impacted.

Risks Related to Legal, Tax and Regulatory Matters

We are subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over 50 years. Industry critics include special interest groups, the U.S. Surgeon General, and many legislators and regulators at the local, state and federal levels. A wide variety of federal, state, and local laws limit the advertising, sale, and use of tobacco, and these laws have proliferated in recent years. For instance, on May 4, 2022, the FDA proposed two tobacco products standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor of cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars, and in May 2023, the FDA proposed additional requirements for tobacco product manufacturing practice regarding the manufacture, design, packing and storage of tobacco products. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements, and media campaigns and restrictions on where consumers may use tobacco products. Additional restrictions may be adopted or agreed to in the future. These limitations may make it difficult for us to maintain the value of any brand.

The trend toward increasing regulation of the tobacco industry experienced over the last few decades is likely to differ between the various U.S. states and Canadian provinces in which we currently conduct the majority of our business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to our business as we may be unable to accommodate such regulations in a cost-effective manner that allows us to continue to compete in an economically viable way. Regulations are often introduced without industry input and have significantly contributed to reduced industry sales volumes and increased illicit trade.

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the PACT Act initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco to comply with state tax laws. The PACT Act was later extended to also cover e-cigarette and related products. The extension of the PACT Act has resulted in increased costs and disruption to our Creative Distribution Solutions business, and those costs may continue to rise if we are unable to adjust our operations to respond relative to our competitors. See “—Many of our products have not obtained premarket authorization from the FDA and are currently marketed pursuant to a policy of FDA enforcement priorities, which could change. There could be a material adverse impact on our business development efforts if the FDA determines that our products are not subject to this compliance policy, or if our products become subject to increased regulatory enforcement burdens imposed by the FDA and other regulatory or legislative bodies” below for further details. Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs, and have a material adverse effect on our business, results of operations, and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) granted the FDA regulatory authority over tobacco products. The Tobacco Control Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act, which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission, the Department of Justice, the Alcohol and Tobacco Tax and Trade Bureau , the U.S. Environmental Protection Agency, the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission , the U.S. Customs and Border Protection  and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments  for the tobacco industry concerning cigarette smoking and the tobacco industry generally, which we believe have received widespread public attention. The FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition. Any such regulation has the potential to increase costs and have a material adverse effect on our business, results of operations, ability to compete, and financial condition.

Our products are regulated by the FDA, which has broad regulatory powers.

The vast majority of our 2023 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

The FDA charges user fees based on the USDA unit calculations pro-rated to the annualized FDA congressionally allocated budget. These fees only apply to certain products currently regulated by the FDA, which include our core products (other than cigarette paper products), but we may in the future be required to pay such fees on more of our products, and we cannot accurately predict which additional products may be subject to such fees or the magnitude of such fees, which could become significant. A change in which products are subject to these fees may also impact the amount of fees payable by us (or to which we are subject) due to the reallocation of fees across new product categories.

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

In November 1998, the major U.S. cigarette manufacturers entered into the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”) with 46 U.S. states and certain U.S. territories and possessions. Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include a manufacturer of roll your own (“RYO”)/MYO cigarette tobacco) has the option of either becoming a signatory to the MSA, or, as we have elected, operating as a non-participating manufacturer (“NPM”) by funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. These NPM escrow accounts are governed by states’ escrow and complementary statutes that are generally monitored by the Office of the State Attorney General. The statutes require NPM companies to deposit, on an annual basis, into qualified banks’ escrow funds based on the number of cigarettes or cigarette equivalents, which is measured by pounds of RYO/MYO tobacco sold. NPM companies are, within specified limits, entitled to direct the investment of the escrowed funds and withdraw any interest or appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment. The investment vehicles available to us are specified in the state escrow agreements and are limited to low-risk government securities.

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

Future changes to the MSA, such as legislation that extends the MSA to products to which it does not currently apply or legislation that limits the ability of companies to receive unused escrow funds after 25 years, may have a material adverse effect on our business, results of operations and financial condition. For example, Oregon recently passed a law that would create new fees on NPM companies for future sales of cigarettes. Despite the amounts maintained and funded to the escrow account, compliance with the funding requirements for the escrow account does not necessarily prevent future federal and/or state regulations with respect to the OTP industry from having a material adverse effect on our business, results of operations and financial condition.

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

Since the State Children’s Health Insurance Program (“S-CHIP”) reauthorization in early 2009, which utilizes, among other things, taxes on tobacco products to fund health insurance coverage for children, the federal excise tax increases adopted have been substantial and have materially reduced sales in the RYO/MYO cigarette smoking products market, and also caused volume declines in other markets. Although the RYO/MYO cigarette smoking tobacco and related products market had been one of the fastest growing markets in the tobacco industry in the five years prior to 2009, the reauthorization of S-CHIP increased the federal excise tax on RYO tobacco from $1.10 to $24.78 per pound, and materially reduced the MYO cigarette smoking tobacco market in the U.S. There have not been any increases enacted since 2009, but bills are introduced regularly, which, if enacted into law, could result in an increase in federal excise and other tobacco-related taxes. We cannot guarantee that we will not be subject to further increases, nor whether any such increases will affect prices in a way that further deters consumers from purchasing our products and/or affects our net revenues in a way that renders us unable to compete effectively.

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco products, and many have raised or proposed to raise excise taxes in recent years. Approximately one-half of the states tax MST on a weight-based versus ad valorem system of taxation. Additional states may consider adopting such revised tax structures as well. Tax increases, depending on their parameters, may result in consumers switching between tobacco products or may depress overall tobacco consumption, which is likely to result in declines in overall sales volumes.

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

Since their introduction, there has been significant uncertainty regarding whether, how and when tobacco regulations would apply to Creative Distribution Solutions products, such as electronic cigarettes or novel nicotine products. Based on a decision in December 2010 by the U.S. Court of Appeals for the D.C. Circuit, the FDA is permitted to regulate electronic cigarettes containing tobacco-derived nicotine as “tobacco products” under the Tobacco Control Act.

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

Marketing authorizations will be necessary in order for us to continue our distribution of certain of our Creative Distribution Solutions, cigar, and other novel nicotine products, such as our nicotine pouches. The FDA has announced various compliance policies whereby it does not intend to prioritize enforcement for lack of premarket authorization against newly-deemed products, provided that such tobacco products were marketed as of August 8, 2016; are not marketed in certain manners likely to be attractive to youth; and for which premarket applications were timely submitted. As a result of recent litigation and subsequent FDA Guidance, marketing applications for newly-deemed products were required to have been submitted no later than September 9, 2020, with the exception of our “preexisting” products (products in commerce as of February 15, 2007) which are already authorized. Under the FDA’s compliance policy, such products could remain on the market until September 9, 2021, unless the FDA makes an adverse determination prior to that date. Subsequent to September 9, 2021, the FDA indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order (“MDO”) or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application. Further, NTN Product manufacturers were required to file a PMTA by May 14, 2022, in order to continue selling products currently on the market. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review.

In September 2020, we submitted applications on a timely basis for the appropriate authorizations for our products that are deemed products under the 2016 deeming regulations, not otherwise grandfathered. We believe that these products satisfy the criteria for current marketing pursuant to the FDA’s compliance policy. For our NTN Products, we filed several PMTAs by May 14, 2022. There can be no guarantee that the FDA will authorize these products, and the FDA may bring an enforcement action against our products for lack of premarket authorization and/or deny our premarket applications in the meantime. If the FDA were to issue additional MDOs that remained in effect it could have an adverse impact on our business.

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

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell certain of our products. At present, we are not able to predict whether the Tobacco Control Act will impact our products to a greater degree than competitors in the industry, which would affect our competitive position.

Furthermore, in addition to the FDA, there are restrictions being proposed or in effect at the federal, state, and local level related to our products. For example, the PACT Act has now been amended to apply to certain Creative Distribution Solutions products, which has impacts at the federal and state levels. These requirements are in addition to any increased regulation of internet sales that may be in effect or passed legislatively at the federal, state, or local levels, or promulgated via rulemaking by a government agency. Additionally, state attorneys general have monitored, and in some cases, have issued investigative requests and/or initiated litigation with regard to companies that sell these products related to online sales, marketing practices, and/or other aspects of the Creative Distribution Solutions business. Increased regulation of additives in tobacco products through federal, state, or local governments may also adversely affect our products. Some states have also adopted or are considering adopting laws that create a “registry” of products allowed to be sold by licensed distributors and retailers. Certain of our products may not meet the criteria to be added to or remain on these registries, which may discourage or prevent licensed distributors and retailers from selling such products. The application of these types of restrictions, and of any new laws or regulations which may be adopted in the future, to these products could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Some products we sell are subject to developing and unpredictable regulation.

Some of the products sold through our Creative Distribution Solutions distribution vehicles may be subject to uncertain and evolving federal, state and local regulations concerning hemp, CBD and other non-tobacco consumable products. Regulatory and related enforcement initiatives by authorities related to such products are unpredictable and impossible to anticipate. We believe that all levels of government, that have not already done so, are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. These regulations include or could include restrictions prohibiting certain form factors, such as smokable hemp products, or age restrictions. Accordingly, we cannot give any assurance that such actions would not have a material adverse effect on the emerging business and our Creative Distribution Solutions strategy.

Significant increases in state and local regulation of our Creative Distribution Solutions products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

There has been increasing activity on the state and local levels with respect to scrutiny of Creative Distribution Solutions products. State and local governmental bodies across the U.S. have indicated Creative Distribution Solutions products may become subject to new laws and regulations at the state and local levels. Further, some states and cities, have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. If one or more states from which we generate or anticipate generating significant sales of Creative Distribution Solutions products bring actions to prevent us from selling our Creative Distribution Solutions products unless we obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues, imposed excise taxes, or limited sales of flavored Creative Distribution Solutions products. Additional city, state or federal regulators, municipalities, local governments and private industry may enact additional rules and regulations restricting electronic cigarettes and vaporizer products. Because of these restrictions, our customers may reduce or otherwise cease using our Creative Distribution Solutions products, which could have a material adverse effect on our business, results of operations and financial condition.

Canada and some Canadian provinces have restricted or are contemplating restrictions on the sales and marketing of electronic cigarettes. Furthermore, some Canadian provinces have limited the use of electronic cigarettes and vaporizer products in public places. These measures, and any future measures taken to limit the marketing, sale and use of Creative Distribution Solutions products may have a material adverse effect on our sales into Canada.

If our Creative Distribution Solutions products become subject to increased taxes it could adversely affect our business.

Presently the federal government and many states do not tax the sale of Creative Distribution Solutions products like they do the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on Creative Distribution Solutions products. As of December 31, 2023, over half of states, as well as, certain localities have imposed excise taxes on electronic cigarettes and/or liquid nicotine. These tax structures may benefit one type of Creative Distribution Solutions product over another, which may result in consumers switching between Creative Distribution Solutions products, other traditional tobacco products, or may depress overall consumption in general. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes on Creative Distribution Solutions products, similar to those levied against conventional cigarettes and tobacco products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Our distribution to our wholesalers and retailers is dependent on the demands of their customers who are sensitive to increased taxes and economic conditions affecting their disposable income.

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as of OTP, may decline during recessionary periods or at other times when disposable income is lower, and taxes may be higher. As we are currently in an inflationary period, and the Federal Reserve has increased interest rates on several occasions since early 2022, consumer purchasing power has declined. While the decline has not as of yet, led to a decrease in sales of our products, continued economic pressures in our target consumer market could lead to a decrease in discretionary purchases which could have a material adverse impact on our business results of operations and financial conditions.

In addition, some states have begun collecting taxes on internet sales. These taxes apply to our online sales of Creative Distribution Solutions products into those states and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of recent court decisions related to the taxability of internet purchases, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek or have begun to impose sales tax on our online sales. The requirement to collect, track and remit taxes may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 180 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. These efforts have, over time, expanded to focus broadly on consumer products containing nicotine, such as vapor products. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and workplaces and, in some instances, in private places and outdoors;
•	elimination of duty-free allowances for travelers; and
•	encouraging litigation against tobacco companies.

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

Imposition of significant tariffs on imports into the U.S., could have a material adverse effect on our business.

We are required to purchase all our cigarette papers, cigarette tubes and cigarette injector machines under the Distribution Agreements from the supplier in France. Additionally, a substantial portion of our Creative Distribution Solutions products are sourced from China. In 2018, the U.S. imposed significant additional tariffs on certain goods imported from outside the U.S. by executive administrative action, and these tariffs remain in place. These additional tariffs apply to a significant portion of our Creative Distribution Solutions products and may result in increased prices for our customers and in turn, reduced demand where customers are unable to absorb the increased prices or successfully pass them onto the end-user. Future administrations could impose additional tariffs. If the U.S. were to impose additional tariffs on goods we import, it is likely to make it more costly for us to import goods from other countries. While the current or future administrations may have a desire to repeal some or all of these tariffs no assurance can be given that they will do so. As a result, our business, financial condition and results of operations could be materially adversely affected.

The scientific community has not yet studied extensively the long-term health effects of certain substances contained in some of our products.

Electronic cigarettes, vaporizers and many of our Creative Distribution Solutions products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations and financial condition.

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

In addition to current and potential future claims related to our core tobacco products, we are subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to our other Creative Distribution Solutions products. We are still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over Creative Distribution Solutions products or the regulation of our products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which we or our subsidiaries are a party, see Item 3 “Legal Proceedings” and Note 18 “Contingencies” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with Creative Distribution Solutions products we ship, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Financial Results, Finances and Capital Structure

We have a substantial amount of indebtedness that could affect our financial condition.

As of December 31, 2023, we had $250.0 million in aggregate principal amount of our 5.625% senior secured notes due 2026 (the “Senior Secured Notes”) outstanding and $118.5 million in aggregate principal amount outstanding under our 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). We also have the ability to borrow up to $75.0 million under our new asset-backed revolving credit facility entered into in November 2023 (the “2023 ABL Facility”) under which only letters of credit of $1.4 million were outstanding as of December 31, 2023. We intend to apply a portion of the proceeds of the 2023 ABL Facility to repay a portion of the Convertible Senior Notes at maturity in July 2024. The 2023 ABL Facility bears interest at a floating rate. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

The indenture governing the Senior Secured Notes and our 2023 ABL Facility each contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our 2023 ABL Facility also requires us to maintain certain financial ratios under certain limited circumstances. A failure by us to comply with the covenants or financial ratios in our debt instruments could result in an event of default under the facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our debt instruments, the lenders under the facility could elect to declare all amounts outstanding under such instruments to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under one of our debt instruments were to be accelerated, it could cause an event of default and/or a cross-acceleration of our obligations under our other debt instruments and there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our business, results of operations, and financial condition. Further, in light of the recent increases in interest rates, it is more expensive for us to borrow under the floating rate in our 2023 ABL Facility than it was historically for us to borrow under our previous revolving credit facility.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting, and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. In 2021 management concluded that we had two material weaknesses in our internal control over financial reporting. As noted below, management concluded, during this year’s assessment, that we had one material weakness in our internal control over financial reporting, which is a material weakness that remains in existence from 2022 which the Company is continuing to remediate. No assurance can be given that we won’t discover additional material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404, including the requirement to have such controls tested by our independent registered public accounting firm. While an effective internal control environment is necessary to enable us to produce reliable financial statements and is an important component of our efforts to prevent and detect financial reporting errors and fraud, disclosure controls and internal control over financial reporting are generally not capable of preventing or detecting all financial reporting errors and all fraud. A control system, no matter how well-designed and operated, is designed to reduce rather than eliminate the risk of material misstatements in our financial statements. There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure in human judgment. A control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives and the design of a control system must reflect the fact that resource constraints exist.

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

We identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in loss of investor confidence and adversely impact our stock price.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements, management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain IT systems that support the Company’s financial reporting processes. See Part II, Item 9A of this Annual Report on Form 10-K for additional information.

The material weakness remains unremediated as of December 31, 2023 and as a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Our remediation measures will result in additional technology, new personnel, the creation of training programs and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and in turn, adversely impact our stock price.

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

We may sell additional shares of common stock in public or private offerings and may also sell securities convertible to common stock, such as the Convertible Senior Notes. We may also be required to issue common stock and conversion of our Convertible Senior Notes at the exercise or vesting of certain awards. See Note 13, “Notes Payable and Long-Term Debt,” of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

We have manufacturing operations in Tennessee and Kentucky. Additionally, we have critical suppliers of raw materials and finished products in other regions of the U.S. and in other countries. Events may impact our ability to manufacture products or prevent critical suppliers from performing their obligations to us, through no fault of any party. Examples of such events could include the effect of epidemics; political upheavals including violent changes in government, regional conflicts, such as the war in Ukraine, and the reaction of the governments throughout the world to those conflicts such as the implementation of sanctions, widespread labor unrest, or breakdowns in civil order; and natural disasters, such as hurricanes, tornados, earthquakes or floods. In December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage including damage to the Company’s leaf tobacco, which resulted in us recording a $15.2 million inventory reserve related to our leaf tobacco inventory. If such events were to occur or reoccur and disrupt our manufacturing capabilities or supply arrangements, there can be no assurance that we could quickly remedy the impact and there could be a material adverse impact on our business, results of operations, and financial condition.

Additionally, current macroeconomic conditions including high inflation, high gas prices and rising interest rates have caused and may continue to cause delays to supply chain and commercial markets, which limit access to, and increase the cost of, raw materials and services.  Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product or raw materials and services in a timely manner or at all.  Any such delay or distribution challenges could have a material adverse impact on our business, results of operations and financial conditions.

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

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy are dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. We expect our use of data to increase, including through the use of analytics, and the continued use of AI and machine learning solutions. In engaging in these data-related activities, we rely on our own technology systems and software, and those of third-party vendors. These data-related activities are vulnerable to potential disruption or failure.

Security and privacy breaches, including increasingly prevalent and sophisticated cyberattacks, may expose us to liability, cause us to lose customers or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Additionally, in connection with the preparation of our consolidated financial statements, management identified a material weakness in internal control related to ineffective ITGCs in the areas of user access and program change-management over certain IT systems that support the Company’s financial reporting processes. See Part II, Item 9A of this Annual Report on Form 10-K for additional information. In the event we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and, in turn, adversely impact our stock price.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’, retailers’ and consumers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches. We have been in the past and may again in the future be subject to cyberattacks, including attacks that have resulted in the theft of customer financial information, such as credit card information; however, no cyberattack we have suffered to date has resulted in material liability to us. Companies have been increasingly subject to a wide variety of cybersecurity attacks, hacking, phishing, malware, ransomware and other attempts to gain unauthorized access to systems or data. These attacks have become increasingly sophisticated over time and may be conducted or “sponsored” by nation states with significant resources. The rapid evolution and increased adoption of AI technology and other evolving technology may also increase the prevalence and impact of cyber-attacks and might also intensify our cybersecurity risk.

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

We may fail to manage our growth.

We have expanded over our history and intend to grow in the future. We acquired the Stoker’s® brand in 2003 and have continued to develop it through the introduction of new products, such as moist snuff. Our acquisition of the Vapor Beast® brand in 2016 accelerated our entry into non-traditional retail channels while the 2018 acquisition of IVG added a top B2C platform which enhanced our marketing and selling of proprietary and third-party vapor products to adult consumers. The acquisition of certain tobacco assets and distribution rights from Durfort and BluntWrap USA secured long-term control of our Zig-Zag MYO cigar wrap products and provided us access to a portfolio of tobacco products with significant strategic value, and the acquisition of certain tobacco assets from Unitabac expanded our capabilities in the growing cigar market. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while maintaining the quality of our products and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

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

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A material decline in the economic conditions affecting consumers, which causes a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. The high rates of inflation experienced over the past two years in the United States and other economies in which we operate has had, and may continue to have, a negative impact on the purchasing power of consumers.  Material inflation may also lead to significant increases in property, E&O and other insurance premiums which could affect our results of operations and liquidity and may also result in us self-insuring if the premiums become uneconomical. Electronic cigarettes, vaporizer, e-liquid, and other Creative Distribution Solutions products are relatively new to market and may be regarded by users as a novelty item and expendable. As such, demand for our Creative Distribution Solutions products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment, and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations and financial condition.

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

Competitors in the tobacco, liquid nicotine and other markets in which we operate may claim that we infringe on or misappropriate their intellectual property rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us and/or the payment of damages. Further, our distribution businesses distribute third-party product brands with those suppliers’ branding and imagery. If that branding or imagery is alleged by other parties to infringe or otherwise violate intellectual property rights, we could be drawn into such litigation.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We rely on our technology infrastructure and information systems for our internal communications, controls, reporting and relations with customers and suppliers, to utilize our data, and to bill, collect, and make payments. Our technology infrastructure and information systems also support and form the foundation for our accounting and finance systems and form an integral part of our disclosure and accounting control environment. Our internally developed system and processes, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. Such attacks have become more and more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include, governmental actors with significant means. We expect that sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies.

We have implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems and our products. In response to the increasing threats presented by cyber incidents, in 2023 we established a Cybersecurity Steering Committee, which meets bimonthly. This committee is comprised of our Chief Information Officer, Head of IT and Security Leader, along with our Deputy General Counsel who reports to our General Counsel. The Cybersecurity Steering Committee oversees activities related to the monitoring, prevention, detection, mitigation and remediation of cybersecurity risks. The Cybersecurity Steering Committee develops and implements cybersecurity risk mitigation strategies and activities, including the management of comprehensive incident response plans, oversees the cybersecurity risks posed by third-party vendors, ensures policies and procedures are current and followed, and receives regular updates on cybersecurity-related matters.

Our Board of Directors oversees our enterprise risk management process and our Audit Committee of the Board has direct oversight of our management of cybersecurity risks. Under the direction and supervision of our Chief Financial Officer, we conduct an annual comprehensive enterprise risk assessment, which includes details of our management of enterprise-wide risk topics, such as those related to cybersecurity risks. The Board of Directors receives the full results of the annual enterprise risk assessment, including an evaluation of cybersecurity risks presented, a detailed description of the actions we have taken to mitigate these risks. Our Cybersecurity Steering Committee reviews the results of any enterprise risk assessment with management on a bimonthly basis and with the Board of Directors quarterly or when risks are identified. Management provides a comprehensive update to the Audit Committee of the Board on cybersecurity threats and risk mitigation at least annually, and more frequently as relevant.

Our Chief Information Officer, reporting to our Chief Financial Officer, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the activities and systems necessary to address such risks and threats and preparing updates for the Board of Directors. Our Chief Information Security Officer reports to our Security Leader and has over 25 years of IT, cybersecurity, data security and regulatory compliance experience. Our Security Leader reports to our Chief Information Officer, and is responsible for the operation of our cybersecurity program and management of our cybersecurity team. Our Security Leader has 20 years of IT experience.

We have adopted the National Institute of Standards and Technology Cybersecurity Framework and the Center for Internet Security Critical Security Controls to continually evaluate and enhance our cybersecurity. Activities include mandatory quarterly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout our organization. These cybersecurity drills are performed both in-house and by a third-party service provider. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats. Our Cybersecurity Steering Committee also has effected comprehensive incident response plans that outline the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The Cybersecurity Steering Committee escalates events, including to the Chief Financial Officer and Board of Directors, as relevant, according to pre-defined criteria.

If we were to experience a cybersecurity incident, our Security Leader would inform the Cybersecurity Steering Committee, which would then evaluate and assess the materiality of the incident to the Company and the impact of the incident on the Company’s information technology infrastructure and data integrity, and determine whether the incident should be reported to the Audit Committee of the Board in advance of the next regular cybersecurity update. The Cybersecurity Steering Committee, with the assistance and input of the Audit Committee of the Board, has established a set of predefined criteria that it uses to make such determinations. Once a cybersecurity incident has been reported to the Audit Committee of the Board, the Audit Committee of the Board, with the input of the Cybersecurity Steering Committee, will determine how to address it.

We engage subject matter experts such as consultants and auditors to assist us in establishing processes to assess, identify, and manage potential and actual cybersecurity threats, to actively monitor our systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident. The Cybersecurity Steering Committee oversees and establishes the parameters of our engagement with these experts to ensure we obtain supplement assistance needed in this area, if any.

If we were to experience a cybersecurity incident, we may suffer interruptions in service, loss of assets or data, or reduced functionality. Security breaches of our systems which allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information, belonging to us or to our employees, providers, suppliers, customers or insurance companies could result in our suffering significant financial and reputational damage. Though we take steps to ensure our products and software are secure, a cyber-attack could result in the loss or compromise of our or our employees’, suppliers’ and customers’ critical data. If a supplier or customer alleges that a cyber-attack causes or contributes to a loss or compromise of critical data, whether or not caused by us, we could face harm to our reputation and financial condition and incur regulatory repercussions. See Item 1A “Risk Factors – Security and privacy breaches may expose us to liability and cause us to lose customers”. A cybersecurity incident could materially harm our reputation and financial condition and cause us to incur legal liability and increased costs when responding to such events.

Item 2. Properties

As of December 31, 2023, we operated manufacturing, distribution, office, and warehouse space in the U.S., all of which is leased with the exception of our Dresden, Tennessee manufacturing facility, which is owned. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our two manufacturing and distribution facilities located in Louisville, Kentucky and Shepherdsville, Kentucky are used by all our segments. Our third manufacturing and distribution facility located in Dresden, Tennessee is used by our Stoker’s Product segment. We believe our facilities are adequate for our current and anticipated future use.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, see Note 18, “Contingencies” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Also see Item 1A “Risk Factors - We are subject to significant product liability litigation” for additional details.

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

Graham Purdy, age 52, has served as our President and CEO since October 2022. Prior to October 2022, Mr. Purdy served as Chief Operating Officer since November 2019 after serving as President of our New Ventures Division since December 2017. Mr. Purdy joined the Company in 2004 and has held various leadership positions since that time. Prior to joining the Company, Mr. Purdy spent 7 years at Philip Morris, USA where he served in senior sales and sales management positions. Mr. Purdy holds a Bachelor of Arts from California State University, Chico.

David Glazek, age 46, was appointed Executive Chair of the Board in January 2023. Mr. Glazek served as a director of our Company since November 2012, and as our Lead Independent Director from January 2018 until October 2022, and as our non-executive Chair since September 2019. Mr. Glazek was a Partner and Portfolio Manager of Standard General L.P. from 2008 to 2023, and an investment banker at Lazard Frères & Co. from 2000 to 2003 and from 2006 to 2008. He also worked at the Blackstone Group. Throughout his career he has served on numerous public and private company boards of directors.  In addition, he is an Adjunct Professor at Columbia Business School. Mr. Glazek holds a Bachelor of Arts from the University of Michigan and a J.D. from Columbia Law School.

Luis Reformina, age 46, was appointed Chief Financial Officer in May 2021 after serving as the Company’s Chief Business Development Officer since October 2020. He joined the Company as Vice President of Business Development in 2019. Prior to joining the Company, Mr. Reformina spent nearly two decades in the finance and investment industry working at Point72 Asset Management, Waterfront Capital Partners, Perella Weinberg Partners and Vestar Capital Partners in various roles deploying capital across different industries. He began his career as an investment banker at Goldman Sachs & Co. Mr. Reformina holds a B.S, summa cum laude, in Electrical Engineering from Cornell University and an M.B.A from Stanford Graduate School of Business where he was an Arjay Miller Scholar.

Brittani N. Cushman, age 39, has been our Senior Vice President, General Counsel, and Secretary since November 2020 and has served in various roles in our legal department since joining the Company in October 2014, most recently serving as Senior Vice President of External Affairs. Prior to joining the Company, Ms. Cushman spent five years at Xcaliber International, Ltd., L.L.C., where she was most recently the General Counsel, responsible for all legal affairs. Ms. Cushman holds a Bachelor of Science in Business Administration, magna cum laude, in business management from the University of Tulsa and a J.D. from Washington and Lee University School of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock, par value $0.01 per share, (the “Common Stock”) is listed is the New York Stock Exchange under the symbol “TPB.” At February 21, 2024, there were 124 holders of record of the Company’s Common Stock.  The last reported sales price of the Company’s Common Stock on February 21, 2024 was $22.88.

Dividends. We have a history of paying cash dividends. Future dividend amounts will be considered after reviewing financial results and capital needs and will be declared at the discretion of our Board of Directors.

Performance graph. The graph below compares the cumulative total shareholder return of our common stock for the last five years with the cumulative total return for the same period of the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2018 and the reinvestment of all dividends on a quarterly basis.

Issuer purchases of equity securities.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million bringing the authority at the time back to $50.0 million (including approximately $19.3 million available for repurchases under the Board of Directors’ previous authorization). On February 24, 2022, the Board of Directors increased the approved share repurchase program by $24.6 million bringing total authority at that time to $50.0 million. As of December 31, 2023, we had $27.2 million of remaining authority under the repurchase program. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

For the quarter ended December 31, 2023, the Company made no purchases of its common stock in connection with the repurchase program described above.

Item 6. Selected Financial Data

Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help the reader understand the results of operations and financial condition of the Company. The discussion is provided as a supplement to, and should be read in conjunction with our historical consolidated financial statements and accompanying notes, which are included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference. In addition, this discussion includes forward-looking statements subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in Item 1A “Risk Factors.”

The following discussion relates to the audited financial statements of Turning Point Brands, Inc., included elsewhere in this Annual Report on Form 10-K. In this discussion, unless the context requires otherwise, references to “the Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc., and its consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc., without any of its subsidiaries. We were incorporated in 2004 under the name North Atlantic Holding Company, Inc. On November 4, 2015, we changed our name to Turning Point Brands, Inc. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Turning Point Brands, Inc. is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited low-single-digit consumer unit annualized growth over the four-year period ended 2023 as reported by Management Science Associates, Inc., a third-party analytics and information company. Our segments are led by our core, proprietary brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment and Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. Our businesses generate solid cash flows which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 820 distributors with an additional 650 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

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

In the fourth quarter of 2022, we contributed our NewGen Products business to South Beach Holdings LLC doing business as Creative Distribution Solutions (“CDS”), a newly-formed wholly-owned subsidiary. CDS is separately operated and reports to its own Board of Directors. During the first quarter of 2023, the business was designated an unrestricted subsidiary under the Senior Secured Notes (the “Notes”) and concurrently we renamed what we previously referred to as our NewGen Products segment as our Creative Distribution Solutions segment as we believe this name better aligns with the goals and strategies of the segment. During the third quarter of 2023, the CDS business was restructured to eliminate certain unprofitable brands and focus on a narrower set of products to better position it as a standalone business.

Products

We operate in three segments: Zig-Zag Products, Stoker’s Products and Creative Distribution Solutions. In our Zig-Zag Products segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps and (iii) lighters and other accessories.  In addition, we have a majority stake in Turning Point Brands Canada which markets and distributes cannabis accessories and tobacco products throughout Canada. In our Stoker’s Products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market loose leaf chewing tobacco products. In our Creative Distribution Solutions segment, we (i) market and distribute liquid nicotine products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi B2C online platform.

Our portfolio of brands includes some of the most widely recognized names in the alternative smoking accessories and OTP industries, such as Zig-Zag®, Stoker’s®, Vapor Beast® and VaporFi®. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions within measured distribution channels:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Zig-Zag®	Cigarette Papers	Zig-Zag Products	34.4%	#1 premium, #1 overall
Zig-Zag®	MYO Cigar Wraps	Zig-Zag Products	55.1%	#1 overall
Stoker’s®	Moist Snuff	Stoker’s Products	6.9%	#3 discount, #6 overall
Stoker’s®	Chewing Tobacco	Stoker’s Products	30.5%	#1 discount, #1 overall

(1)	Market share and category rank data for all products are derived from MSAi data 2023 52 weeks ended 12/30/23.

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

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. Approximately 75% of our production, as measured by net sales, is outsourced to suppliers. The remaining production consists primarily of our moist snuff tobacco operations located in Dresden, Tennessee and Louisville, Kentucky. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Our other principal expenses include interest expense and other expenses.

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	Cost related to increasing regulation of promotional and advertising activities;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation and the interest rate environment;
•	Labor and production costs;
•	Cost of complying with regulation, including the “deeming regulation”;
•	Increasing and unpredictable regulation and/or marketing order decisions impacting Creative Distribution Solutions products;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

Recent Developments

ABL Facility

In November 2023, a wholly-owned subsidiary of the Company entered into a new asset-based revolving credit facility with committed borrowing capacity of up to $75.0 million. The facility is secured solely by the assets of the subsidiary, which consists of certain inventory lines and cash. Neither the Company or any of its other subsidiaries guarantees or provides other credit support for the new facility. The new facility is scheduled to mature in November 2027, and replaces a $25.0 million senior secured revolving credit facility which was scheduled to mature in August 2025. The Company currently has no borrowings outstanding under the new asset-based revolving credit facility.

Warehouse Damage

In December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage resulting in damage to the leaf tobacco. As a result, the Company recorded a $15.2 million inventory reserve related to its leaf tobacco inventory which is included in other operating income, net. The leaf tobacco inventory is covered by the Company’s stock throughput insurance policy and the Company believes the inventory loss is probable of being fully recovered under the policy. As a result, the Company recorded a $15.2 million insurance recovery receivable which is included in other operating income, net. The Company does not expect to incur any delays in customer deliveries as a result of the damage.

Captive Insurer

In December 2023, the Company formed a captive insurance company, Interchange IC, incorporated in the District of Columbia, to write a portion of our general product, and officer and director liability coverages under deductible reinsurance policies. Interchange IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange IC is a wholly-owned subsidiary of Turning Point Brands and will be consolidated in the Company’s financial statements. As of December 31, 2023 Interchange IC had not been funded and had no activity.

Critical Accounting Policies and Uses of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, inventory valuation and obsolescence, goodwill, intangibles, fair value, income taxes, stock-based compensation, litigation, and contingencies on an ongoing basis. We base these estimates on our historical experience and other assumptions we believe are appropriate under the circumstances. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements.

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

When testing goodwill for impairment, we have the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we choose not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. We determine fair values for each of the reporting units using a combination of the income approach and/or market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, we select peer sets based on close competitors and review the revenue and EBITDA multiples to determine the fair value. See Note 10, “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on goodwill.

Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The Company’s fair value methodology is primarily based on the relief from royalty approach. See Note 10, “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on intangible assets.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 3.5 to 15 years. The Company continually evaluates the reasonableness of the useful lives of these assets and upon a triggering event evaluates its asset group for impairment.

Fair Value

U.S. GAAP establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under U.S. GAAP are described below:

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

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $20.6 million and $4.5 million at December 31, 2023 and 2022, respectively.

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of operations for the years ended December 31 (in thousands):

	For the year ended December 31,
	2023	2022	% Change	2021	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$180,455	$190,403	-5.2%	$176,491	7.9%
Stoker’s products	144,609	130,826	10.5%	124,280	5.3%
Total Zig-Zag and Stoker’s products	325,064	321,229	1.2%	300,771	6.8%
Creative Distribution Solutions	80,329	93,784	-14.3%	144,700	-35.2%
Total net sales	405,393	415,013	-2.3%	445,471	-6.8%
Cost of sales	202,152	209,475	-3.5%	227,637	-8.0%
Gross profit
Zig-Zag products	101,055	106,576	-5.2%	102,739	3.7%
Stoker’s products	81,887	71,254	14.9%	68,084	4.7%
Total Zig-Zag and Stoker’s products	182,942	177,830	2.9%	170,823	4.1%
Creative Distribution Solutions	20,299	27,708	-26.7%	47,011	-41.1%
Total gross profit	203,241	205,538	-1.1%	217,834	-5.6%

Selling, general, and administrative expenses	125,009	130,024	-3.9%	127,513	2.0%
Other operating income, net	(4,345)	–	NM	–	NM
Operating income	82,577	75,514	9.4%	90,321	-16.4%
Interest expense, net	14,645	19,524	-25.0%	20,500	-4.8%
Investment loss	11,914	13,303	-10.4%	6,673	99.4%
Other income	(4,000)	–	NM	–	NM
Goodwill and intangible impairment loss	–	27,566	NM	–	NM
Gain on extinguishment of debt	(1,664)	(885)	88.0%	(2,154)	-58.9%
Income before income taxes	61,682	16,006	285.4%	65,302	-75.5%
Income tax expense	23,901	4,849	392.9%	14,040	-65.5%
Consolidated net income	37,781	11,157	238.6%	51,262	-78.2%
Net loss attributable to non-controlling interest	(681)	(484)	40.7%	(797)	-39.3%
Net income attributable to Turning Point Brands, Inc.	$38,462	$11,641	230.4%	$52,059	-77.6%

Comparison of Year Ended December 31, 2023, to Year Ended December 31, 2022

Net Sales. For the year ended December 31, 2023, overall net sales decreased to $405.4 million from $415.0 million for the year ended December 31, 2022, a decrease of $9.6 million or 2.3%. The decrease in net sales was primarily driven by decreased sales volume in the Creative Distribution Solutions segment.

For the year ended December 31, 2023, net sales in the Zig-Zag Products segment decreased to $180.5 million from $190.4 million for the year ended December 31, 2022, a decrease of $9.9 million or 5.2%. The decrease in net sales was driven by anticipated declines in the U.S. rolling papers and wraps businesses which were impacted by a reduction of trade inventory, partially offset by growth in our Clipper products. Additionally, a discontinuation of an unprofitable product line negatively impacted Canadian sales by $4.9 million against the previous year.

For the year ended December 31, 2023, net sales in the Stoker’s Products segment increased to $144.6 million from $130.8 million for the year ended December 31, 2022, an increase of $13.8 million or 10.5%. For the year ended December 31, 2023, Stoker’s Products volume increased 4.2% and price/mix increased 6.3%. The increase in net sales was driven primarily by double-digit growth of Stoker’s® MST. MST represented 68% of Stoker’s Products revenue in 2023, up from 66% for the same period in 2022.

For the year ended December 31, 2023, net sales in the Creative Distribution Solutions segment decreased to $80.3 million from $93.8 million for the year ended December 31, 2022, a decrease of $13.5 million or 14.3%. The decrease in net sales was primarily the result of reduced volumes.

Gross Profit. For the year ended December 31, 2023, overall gross profit decreased to $203.2 million from $205.5 million for the year ended December 31, 2022, a decrease of $2.3 million or 1.1%. Gross profit as a percentage of net sales increased to 50.1% of net sales for the year ended December 31, 2023, from 49.5% of net sales for the year ended December 31, 2022. The overall decrease in gross profit was driven by decreased margins in the Creative Distribution Solutions segment partially offset by increased margin in the Stoker’s Products segment.

For the year ended December 31, 2023, gross profit in the Zig-Zag Products segment decreased to $101.1 million from $106.6 million for the year ended December 31, 2022, a decrease of $5.5 million or 5.2%. Gross profit as a percentage of net sales remained steady at 56.0% of net sales for the years ended December 31, 2023 and 2022.

For the year ended December 31, 2023, gross profit in the Stoker’s Products segment increased to $81.9 million from $71.3 million for the year ended December 31, 2022, an increase of $10.6 million or 14.9%. Gross profit as a percentage of net sales increased to 56.6% of net sales for the year ended December 31, 2023, from 54.5% of net sales for the year ended December 31, 2022, primarily as a result of the strong incremental margin contribution of MST.

For the year ended December 31, 2023, gross profit in the Creative Distribution Solutions segment decreased to $20.3 million from $27.7 million for the year ended December 31, 2022, a decrease of $7.4 million or 26.7%. Gross profit as a percentage of net sales decreased to 25.3% of net sales for the year ended December 31, 2023, from 29.5% of net sales for the year ended December 31, 2022, primarily as a result of channel mix.

Selling, General and Administrative Expenses. For the year ended December 31, 2023, selling, general and administrative expenses decreased to $125.0 million from $130.0 million for the year ended December 31, 2022, a decrease of $5.0 million or 3.9%. Selling, general, and administrative expenses for the year ended December 31, 2023, included $6.6 million of stock options, restricted stock and incentives expense, $0.2 million of transaction expenses, $0.4 million of restructuring expenses, $0.6 million of ERP/CRM expenses and $2.1 million of expense related to PMTA. Selling, general, and administrative expenses for the year ended December 31, 2022, included $5.3 million of stock options, restricted stock and incentives expense, $0.8 million of transaction expenses, $3.4 million of restructuring expenses, $2.0 million of ERP/CRM expenses and $4.6 million of expense related to PMTA.

Other Operating Income, net.  For the year ended December 31, 2023, other operating income, net was $4.3 million as a result of a
$4.3 million gain from a federal excise tax refund and a $15.2 million gain related to insurance, partially offset by a $15.2 million reduction in inventory due to storm damage. For the year ended December 31, 2022 there was no other operating (income) expense.

Interest Expense, net. For the year ended December 31, 2023, interest expense, net decreased to $14.6 million from $19.5 million for the year ended December 31, 2022, primarily as a result of the repurchases of $44.0 million and $10.0 million in aggregate principal amount of Convertible Senior Notes in 2023 and 2022, respectively, and increased interest income on cash as a result of rising interest rates.

Investment Loss. For the year ended December 31, 2023, investment loss decreased to $11.9 million compared to $13.3 million of investment loss for the year ended December 31, 2022. The change is primarily a result of the 2023 impairment charges recognized on our investments in Docklight, Wild Hemp and Old Pal of $8.7 million, $2.3 million and $1.3 million, respectively, in 2023 compared to impairment charges of $7.9 million, $4.3 million and $1.4 million in 2022 related to our investments in Dosist, Real Brands and Old Pal, respectively.

Other Income.  For the year ended December 31, 2023, other income was $4.0 million as a result of a $4.0 million gain related to a legal settlement.

Goodwill and Intangible Impairment Loss.  For the year ended December 31, 2023 there was no goodwill and intangible impairment loss. For the year ended December 31, 2022, goodwill and intangible impairment loss was $27.6 million primarily as a result of fully impairing the goodwill balance of the Creative Distribution Solutions reporting unit.

Gain on Extinguishment of Debt. For the year ended December 31, 2023, gain on extinguishment of debt was $1.7 million as a result of the repurchase of $44.0 million in aggregate principal amount of our Convertible Senior Notes at a discount. For the year ended December 31, 2022, gain on extinguishment of debt was $0.9 million as a result of the repurchase of $10.0 million in aggregate principal of our Convertible Senior Notes at a discount.

Income Tax Expense. The Company’s income tax expense was $23.9 million, or 38.7% of income before income taxes, for the year ended December 31, 2023, and included $6.4 million of valuation allowance for the deferred tax asset related to unrealized loss on investments and $1.7 million valuation allowance for foreign net operating losses. The Company’s income tax expense was $4.8 million, or 30.3% of income before income taxes, for the year ended December 31, 2022.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest was $0.7 million for the year ended December 31, 2023, compared to $0.5 million for the year ended December 31, 2022.

Net Income Attributable to Turning Point Brands, Inc. Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the years ended December 31, 2023 and 2022, was $38.5 million and $11.6 million, respectively.

Comparison of Year Ended December 31, 2022, to Year Ended December 31, 2021

Net Sales. For the year ended December 31, 2022, overall net sales decreased to $415.0 million from $445.5 million for the year ended December 31, 2021, a decrease of $30.5 million or 6.8%. The decrease in net sales was primarily driven by decreased sales volume in the Creative Distribution Solutions segment.

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

For the year ended December 31, 2022, net sales in the Creative Distribution Solutions segment decreased to $93.8 million from $144.7 million for the year ended December 31, 2021, a decrease of $50.9 million or 35.2%. The decrease in net sales was primarily the result of volume declines as a result of the changing regulatory environment relating to liquid nicotine products.

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

For the year ended December 31, 2022, gross profit in the Zig-Zag Products segment increased to $106.6 million from $102.7 million for the year ended December 31, 2021, an increase of $3.8 million or 3.7%. Gross profit as a percentage of net sales decreased to 56.0% of net sales for the year ended December 31, 2022, from 58.2% of net sales for the year ended December 31, 2021. The decrease in gross profit as a percentage of net sales is a result of product mix including the launch of our CLIPPER lighter products which have lower gross profit margins.

For the year ended December 31, 2022, gross profit in the Stoker’s Products segment increased to $71.3 million from $68.1 million for the year ended December 31, 2021, an increase of $3.2 million or 4.7%. Gross profit as a percentage of net sales decreased to 54.5% of net sales for the year ended December 31, 2022, from 54.8% of net sales for the year ended December 31, 2021. The decrease in gross profit as a percentage of net sales is primarily a result of product mix shift including mix of discount loose-leaf products.

For the year ended December 31, 2022, gross profit in the Creative Distribution Solutions segment decreased to $27.7 million from $47.0 million for the year ended December 31, 2021, a decrease of $19.3 million or 41.1%. Gross profit as a percentage of net sales decreased to 29.5% of net sales for the year ended December 31, 2022, from 32.5% of net sales for the year ended December 31, 2021, primarily as a result of product mix and the highly promotional environment.

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

Interest Expense, net. For the year ended December 31, 2022, interest expense, on a net basis, decreased to $19.5 million from $20.5 million for the year ended December 31, 2021, primarily as a result of interest income earned on our cash balance in 2022 that offset the interest expense.

Investment Loss. For the year ended December 31, 2022, investment loss increased to $13.3 million compared to $6.7 million of investment loss for the year ended December 31, 2021, primarily as a result of impairments of our investments. See Note 11, “Other Assets” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the investment impairments.

Goodwill and Intangible Impairment Loss. For the year ended December 31, 2022, Goodwill and intangible impairment loss was $27.6 million primarily as a result of fully impairing the goodwill balance of the Creative Distribution Solutions reporting unit.  For the year ended December 31, 2021 there was no Goodwill and intangible impairment loss. See Note 10, “Goodwill and Other Intangible Assets” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on goodwill and intangible assets.

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

(in thousands)	Years ended December 31,
	2023	2022	2021
Consolidated net income	$38,462	$11,641	$52,059
Add:
Interest expense, net	14,645	19,524	20,500
Gain on extinguishment of debt	(1,664)	(885)	(2,154)
Income tax expense	23,901	4,849	14,040
Depreciation expense	3,121	3,388	3,105
Amortization expense	3,237	1,911	1,907
EBITDA	$81,702	$40,428	$89,457
Components of Adjusted EBITDA
Corporate and CDS restructuring (a)	389	3,444	1,026
ERP/CRM (b)	552	1,962	–
Stock options, restricted stock, and incentives expense (c)	6,561	5,273	7,557
Transactional expenses and strategic initiatives (d)	165	801	1,267
FDA PMTA (e)	2,098	4,554	1,668
Non-cash asset impairment (f)	12,177	41,136	7,100
FET Refund (g)	(4,345)	–	–
Legal settlement (h)	(4,000)	–	–
Adjusted EBITDA	$95,299	$97,598	$108,075

(a)	Represents costs associated with corporate and CDS restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)	Represents impairment of goodwill, intangible and investment assets.
(g)	Represents a federal excise tax refund included in other operating income, net.
(h)	Represents other income from litigation settlement.

Liquidity and Capital Resources

Our principal uses for cash are working capital, debt service, and capital expenditures. As of December 31, 2023, we have $117.9 million cash on hand and have up to $60.0 million of availability under the new 2023 ABL Facility.

Our Convertible Senior Notes, with an outstanding balance of $118.5 million as of December 31, 2023, mature in July 2024. On November 7, 2023, one of our wholly-owned subsidiaries entered into a new 2023 ABL Facility to refinance up to $75.0 million of the Convertible Senior Notes at maturity. As a result, we classified $60.0 million related to the Convertible Senior Notes in long-term liabilities on our December 31, 2023 Balance Sheet. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to address the remaining balance of the Convertible Senior Notes maturing in 2024, and to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less cash and current liabilities, decreased to $49.4 million at December 31, 2023, compared with $109.9 million at December 31, 2022. The decrease in working capital is primarily a result of the portion of the Convertible Senior Notes to be paid during the third quarter of 2024.

	As of
(in thousands)	December 31, 2023	December 31, 2022

Current assets	$149,730	$151,251
Current liabilities	100,336	41,376
Working capital	$49,394	$109,875

For the years ended December 31, 2023 and 2022, we invested $5.7 million and $7.7 million, respectively, in capital expenditures. We had unrestricted cash on hand of $117.9 million and $106.4 million as of December 31, 2023 and 2022, respectively. We had restricted assets of $31.7 million and $31.0 million as of December 31, 2023 and 2022, respectively. Restricted assets consist of escrow deposits under the MSA and insurance deposits. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash provided by operating activities increased to $66.9 million from $30.3 million for the year ended December 31, 2022, an increase of $36.6 million or 121%, primarily due to the timing of changes in inventory and other working capital.

For the year ended December 31, 2022, net cash provided by operating activities decreased to $30.3 million from $68.2 million for the year ended December 31, 2021, a decrease of $37.9 million or 56%, primarily due to changes in working capital including an increase in inventory.

Cash Flows from Investing Activities

For the year ended December 31, 2023, net cash used in investing activities decreased to $5.9 million from $18.8 million for the year ended December 31, 2022, a decrease of $12.9 million or 69%, primarily due to a decrease in purchases of investments in our MSA escrow account.

For the year ended December 31, 2022, net cash used in investing activities decreased to $18.8 million from $58.8 million for the year ended December 31, 2021, a decrease of $40.0 million or 68%, primarily due to the decrease in acquisitions and investments.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash used in financing activities increased to $49.5 million from $43.3 million for the year ended December 31, 2022, an increase of $6.2 million or 14%, primarily due to $41.8 million in repurchases of Convertible Senior Notes during the period, offset by a decrease in repurchases of common stock of $29.2 million during 2023.

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

Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2023 and 2022, in order of preference:

	December 31, 2023	December 31, 2022
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	118,541	162,500
Gross notes payable and long-term debt	368,541	412,500
Less deferred finance charges	(3,183)	(5,743)
Less current maturities	(58,294)	–
Notes payable and long-term debt	$307,064	$406,757

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. The Senior Secured Notes Indenture provides for customary events of default. We were in compliance with all covenants as of December 31, 2023.

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the straight-line method over the expected life of the Senior Secured Notes.

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

On November 7, 2023, in connection with the entry by a subsidiary of the Company in a new asset-backed revolving credit facility, the Company terminated the Amended Revolving Credit Agreement. See “2023 ABL Facility” below.

The Company had letters of credit outstanding under the Amended Revolving Credit Facility of approximately $1.4 million that were terminated with the facility.

We incurred debt issuance costs attributable to the issuance of the Amended Revolving Credit Facility of $0.5 million, with a remaining $0.2 million written off to gain on debt extinguishment upon termination of the facility.

2023 ABL Facility

On November 7, 2023, TPB Specialty Finance, LLC, a wholly-owned subsidiary of the Company (the “ABL Borrower”), entered into a new $75.0 million  asset-backed revolving credit facility (the “2023 ABL Facility”), with the several lenders thereunder, and Barclays Bank Plc, as administrative agent (the “Administrative Agent”) and as collateral agent (the “Collateral Agent”) and First-Citizens Bank & Trust Company as additional collateral agent (the “Additional Collateral Agent”). Under the 2023 ABL Facility, the ABL Borrower may draw up to $75.0 million under Revolving Credit Loans and Last In Last Out (“LILO”) Loans. The 2023 ABL Facility includes a $40.0 million accordion feature.  In connection with the 2023 ABL Facility, Turning Point Brands contributed certain existing inventory to the ABL Borrower. The 2023 ABL Facility is secured on a first priority basis (subject to customary exceptions) by all assets of the ABL Borrower.

The 2023 ABL Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) the lesser of (1) 85% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) 85% of the cost of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (2) 85% of the net orderly liquidation value (“NOLV”) percentage of the lower of (1)(A) or (1)(B); plus (b) 85% of the face value of all eligible accounts of the ABL Borrower minus (c) the amount of all eligible reserves.  The 2023 ABL Facility also includes a LILO borrowing base equal to the sum of (a) the lesser of: (1) 10% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) the cost of the sum of eligible inventory, plus eligible in-transit inventory and (2) 10% of the NOLV percentage of the lower of  (1)(A) or (1)(B); plus (b) 10% of the face amount of eligible account; minus (c) the amount of all eligible reserves.

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

The 2023 ABL Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any four consecutive fiscal quarters if excess availability shall be less than the greater of (a) 12.5% of the line cap and (b) $9.4 million, at any time and continuing until excess availability is equal to or exceeds the greater of (i) 12.5% of the line and (ii) $9.4 million for thirty (30) consecutive calendar days; provided that such $9.4 million level shall automatically increase in proportion to the amount of any increase in the aggregate revolving credit commitments thereunder in connection with any incremental facility.

The 2023 ABL Facility will mature on the earlier of (x) November 7, 2027 and (y) the date that is 91 days prior to the maturity date of any material debt of the ABL Borrower or the Company or any of its restricted subsidiaries (subject to customary extensions agreed by the lenders thereunder); provided that clause (y) shall not apply to the extent that on any applicable date of determination (on any date prior to the date set forth in clause (y)), (A) the sum of (x) cash that is held in escrow for the repayment of such material debt pursuant to arrangements satisfactory to the Administrative Agent, (y) cash that is held in accounts with the Administrative Agent and/or the Additional Collateral Agent, plus (z) excess availability, is sufficient to repay such material debt and (B) the ABL Borrower has excess availability of at least $15.0 million after giving effect to such repayment of material debt, including any borrowings under the commitments in connection therewith.

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $1.4 million outstanding under the facility and has an available balance of $60.0 million as of December 31, 2023.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

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

In the fourth quarter of 2022, a wholly owned subsidiary of the Company repurchased $10.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $0.9 million gain on extinguishment of debt. Subsequent principal repurchases occurred in 2023 for an aggregate principal amount of $44.0 million resulting in a gain on extinguishment of debt of $1.9 million. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of December 31, 2023, $118.5 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 2,217,807 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.7092 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.45 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2023.

As discussed above, on November 7, 2023, a wholly-owned subsidiary of the Company entered into the new 2023 ABL Facility to refinance up to $75.0 million of the Convertible Senior notes at maturity. As a result, the Company classified $60.0 million related to the Convertible Senior Notes in Notes payable and long-term debt on the Company’s December 31, 2023 Consolidated Balance Sheets. Based on current liquidity, free cash flow generation and availability under the 2023 ABL Facility, the Company believes it will have sufficient liquidity to address the maturity of the remaining Convertible Senior Notes.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the straight-line method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.45 per share and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

Distribution Agreements

For a description of our material distribution agreements, see Item 1 “Business - Distribution and Supply Agreements.”

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

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

Sales	Deposits as of December 31,
Year	2023	2022

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

Off-Balance Sheet Arrangements

During 2023, we executed various foreign exchange contracts for the purchase of €20.1 million and sale of €15.2 million with maturity dates ranging from July 2023 to September 2024. At December 31, 2023, we had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.3 million included in Other current assets and liability of $0.1 million included in Accrued liabilities at December 31, 2023. We had no interest rate swap contracts at December 31, 2023 and 2022.

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

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, lease payments, debt service and capital expenditures. The Company’s contractual obligations primarily include long-term debt and lease obligations. For information regarding our long-term debt obligations and cash payment obligations thereunder, please see Note 13, “Notes Payable and Long-Term Debt” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. For information regarding our lease obligations and cash payment obligations thereunder, please see Note 16, “Lease Commitments” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In 2023, we made no repurchases of our common stock and have $27.2 million of authorization remaining under our Board approved repurchase program. In 2022, we spent $29.2 million to repurchase 1,021,052 shares at an average price of $28.62 per share.

Regulation and Legislation

While we are subject to several regulatory regimes and requirements, the following may meaningfully impact operations or resources:

Federal Regulation

Tobacco products, cigarette papers, and cigarette tubes are subject to federal excise taxes. Any future increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2023, federal excise taxes are not assessed on certain novel nicotine products, including nicotine pouches, e-cigarettes and related products.

State and Local Regulation

As of December 31, 2023, the states require excise tax payments on most of our products. These required taxes may increase over time or be expanded to cover additional product categories and may in some cases impact the consumer demand of the products. In addition, there are several local taxing jurisdictions requiring taxes and/or licensing. Several states have also implemented or are considering implementing additional regulations on our products, including sales restrictions and registry requirements. These requirements may impact which products we are allowed to offer for sale or may influence retailers’ likelihood of carrying regulated products more generally.

FDA Regulation

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the FDA to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to also regulate cigars, pipe tobacco, e-cigarettes, vaporizers and e-liquids as “deemed” tobacco products under the FSPTCA.

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

In August 2016, the FDA’s regulatory authority under the Tobacco Control Act was extended to all tobacco products not previously covered, including: (i) certain Creative Distribution Solutions products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco and wraps); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our cigar and cigar wrap products as well as our liquid nicotine products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

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

In addition, we currently distribute many third-party manufactured liquid nicotine products for which we are completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurance that these third-party products will receive a marketing order or otherwise remain in compliance with relevant legal requirements. While we will take measures to pursue regulatory compliance for our own privately-branded or proprietary products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by us, which could adversely affect our results of operations and liquidity. Additionally, FDA has limited resources, which may impact its ability to meaningfully enforce these provisions. This may adversely affect our ability to compete in the marketplace against those who continue to sell unauthorized products; however, regulatory uncertainty in the FDA’s enforcement policies may likewise affect operations or sales of our proprietary products if the FDA’s policies or priorities shift.

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

On March 8, 2023, the FDA proposed requirements for tobacco product manufacturing practice (“TPMPs”). Once finalized, TPMPs would establish requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of finished and bulk tobacco products. This product standard is required to go through the formal rulemaking process, where we have had the opportunity to comment on the proposed rule with regard to any impact on any of our products and manufacturing practices. Nonetheless, implementation may result in additional resource requirements for quality management and changes to existing manufacturing operations.

Prevent All Cigarette Trafficking Act (“PACT Act”)

On December 27, 2020, President Trump signed the Further Consolidated Appropriations Act, 2021, into law. This law included an amendment to the Jenkins Act expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” or ENDS, and required that the United States Postal Service promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. We have received appropriate shipping exemptions from carrier services we use to carry the affected freight. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, we could lose our shipping exemptions, be subject to civil or criminal penalties, or there could be a material adverse effect on our business, results of operations and financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Sensitivity

Our inventory purchases from RTI and Clipper are denominated in euros. Accordingly, we have exposure to potentially adverse movements in the euro exchange rate. In addition, RTI provides a contractual hedge against catastrophic currency fluctuation in our agreement. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that offsets the effects of changes in foreign exchange rates.

We regularly review our foreign currency risk and hedging programs and may as part of that review determine at any time to change our hedging policy. During 2023, we executed various foreign exchange contracts for the purchase of €20.1 million and sale of €15.2 million with maturity dates ranging from July 2023 to September 2024. At December 31, 2023, we had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. A 10% change in the euro to U.S. dollars exchange rate would change pre-tax income by approximately $2.6 million per year.

Credit Risk

At December 31, 2023 and 2022, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $119.0 million and $105.2 million, respectively. The Company has chosen to invest a portion of the MSA escrows, from time to time, in U.S. Government securities including Treasury notes and Treasury bonds.

We sell our products to distributors, retail establishments, and individual consumers throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2023, 2022, and 2021, we had no customers that accounted for more than 10% of our net sales. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

In February 2021, we issued the Senior Secured Notes in an aggregate principal amount of $250 million. In July 2019, we issued Convertible Senior Notes in an aggregate principal amount of $172.5 million, which after total repurchases of $54 million, results in an outstanding principal balance of $118.5 million. We carry the Senior Secured Notes and Convertible Senior Notes at face value. Since the Senior Secured Notes and Convertible Senior Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Senior Secured Notes and Convertible Senior Notes change when the market price of our stock fluctuates, or interest rates change.

In November 2023, the ABL Borrower entered into the 2023 ABL Facility to refinance a portion of the Convertible Senior Notes at or before maturity. The 2023 ABL Facility is subject to a floating rate. Accordingly, if we make borrowings under the 2023 ABL Facility, we will be exposed to fluctuations in interest rates.

Item 8. Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Turning Point Brands, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 28, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which its relates.
Fair Value of Non-Marketable Equity Investments with Impairment Charges
As described in Note 11 to the financial statements, for the year ended December 31, 2023, the Company recorded an impairment loss of $10.9 million on two non-marketable equity investments, one of which is recorded using the equity method with the other recorded at original cost, as adjusted for impairment and observable price changes.
Investments accounted for under the equity method of accounting are assessed for impairment, which includes estimating the fair value of the investment, when events or circumstances suggest that any loss in value of the investment may be other than temporary. A loss in value of an investment that is other than a temporary decline is recognized when evidence of a loss in value indicates, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.
For equity investments that do not qualify to be accounted for under the equity method of accounting and do not have a readily determinable fair value, the Company has elected a practical expedient to record the investment at the original cost, as adjusted for impairment and observable price changes. Under the practical expedient, if a qualitative analysis indicates impairment exists, the fair value of the investment is required to be estimated and any excess of the carrying value over the estimated fair value is recognized as an impairment loss.

The Company’s assessment of two non-marketable equity investments identified significant events negatively impacting each investments’ business strategy, deterioration in operating results, and adverse cannabinoid market conditions, which management determined to be indicators of impairment. Consequently, the Company estimated the fair values of these investments using a market approach derived from applying market multiples of comparable public companies to the financial results of each investment. The Company then compared the estimated fair value to the carrying value of each of these investments and recorded impairment losses equal to the differences.
We identified the estimates of the fair values of these non-marketable equity investments as a critical audit matter because of the complexity of the valuation methodology and the significant assumptions used by management in estimating the fair values of each investment, including the market multiples applied to the financial results of the investees. Auditing management’s estimates of fair values of these investments involved a high degree of auditor judgment and an increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimates of fair value.

Our audit procedures related to the estimated fair values of these non-marketable equity investments (collectively, the investees) included the following, among others:

•	We evaluated the relevance and reliability of the underlying business-related data used by management by comparing it to the investees’ historical financial results.
•	We utilized valuation specialists to assist in the following procedures, among others:
°	Assessing the appropriateness of management’s valuation methodologies
°	Corroborating guideline public company market multiples used in the Company’s fair value calculations by comparing them to publicly available market data.
•	We evaluated the comparability of the guideline public companies identified by management to the operations of the investees.
•	We recomputed the valuation models for mathematical accuracy.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Charlotte, North Carolina
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Turning Point Brands, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated February 28, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
There were deficiencies in the design and operation of information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. The business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 28, 2024 on those financial statements.
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

/s/ RSM US LLP

Charlotte, North Carolina
February 28, 2024

Turning Point Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022
(dollars in thousands except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$117,886	$106,403
Accounts receivable, net of allowances of $78 in 2023 and $114 in 2022	9,989	8,377
Inventories, net	98,960	119,915
Other current assets	40,781	22,959
Total current assets	267,616	257,654
Property, plant, and equipment, net	25,300	22,788
Deferred income taxes	1,468	8,443
Right of use assets	11,480	12,465
Deferred financing costs, net	2,450	282
Goodwill	136,250	136,253
Other intangible assets, net	80,942	83,592
Master Settlement Agreement (MSA) escrow deposits	28,684	27,980
Other assets	15,166	22,649
Total assets	$569,356	$572,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,407	$8,355
Accrued liabilities	33,635	33,001
Current portion of long-term debt	58,294	–
Other current liabilities	–	20
Total current liabilities	100,336	41,376
Notes payable and long-term debt	307,064	406,757
Lease liabilities	9,950	10,593
Total liabilities	417,350	458,726

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	–	–
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 19,922,137 issued shares, 17,605,677 outstanding shares at December 31, 2023, and 19,801,623 issued shares, 17,485,163 outstanding shares at December 31, 2022	199	198
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	–	–
Additional paid-in capital	119,075	113,242
Cost of repurchased common stock (2,316,460 shares at December 31, 2023 and 2022)	(78,093)	(78,093)
Accumulated other comprehensive loss	(2,648)	(2,393)
Accumulated earnings	112,443	78,691
Non-controlling interest	1,030	1,735
Total stockholders’ equity	152,006	113,380
Total liabilities and stockholders’ equity	$569,356	$572,106

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Income
for the years ended December 31, 2023, 2022, and 2021
(dollars in thousands except share data)

	For the year ended December 31,
	2023	2022	2021
Net sales	$405,393	$415,013	$445,471
Cost of sales	202,152	209,475	227,637
Gross profit	203,241	205,538	217,834
Selling, general, and administrative expenses	125,009	130,024	127,513
Other operating income, net	(4,345)	–	–
Operating income	82,577	75,514	90,321
Interest expense, net	14,645	19,524	20,500
Investment loss	11,914	13,303	6,673
Other income	(4,000)	–	–
Goodwill and intangible impairment loss	–	27,566	–
Gain on extinguishment of debt	(1,664)	(885)	(2,154)
Income before income taxes	61,682	16,006	65,302
Income tax expense	23,901	4,849	14,040
Consolidated net income	37,781	11,157	51,262
Net loss attributable to non-controlling interest	(681)	(484)	(797)
Net income attributable to Turning Point Brands, Inc.	$38,462	$11,641	$52,059

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$2.19	$0.65	$2.75
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$2.01	$0.64	$2.52
Weighted average common shares outstanding:
Basic	17,578,270	17,899,794	18,917,570
Diluted	20,467,406	18,055,015	22,381,994

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
for the years ended December 31, 2023, 2022, and 2021
(dollars in thousands)

	For the year ended December 31,
	2023	2022	2021
Consolidated net income	$37,781	$11,157	$51,262

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $161 in 2023 and $860 in 2022 and $81 in 2021	542	(2,879)	(272)
Foreign currency translation, net of tax of $0 in 2023, 2022 and 2021	(74)	(269)	260
Unrealized (loss) gain on derivative instruments, net of tax of $237 in 2023, $273 in 2022 and $813 in 2021	(747)	857	2,634
	(279)	(2,291)	2,622

Consolidated comprehensive income	37,502	8,866	53,884
Comprehensive loss attributable to non-controlling interest	(705)	(577)	(615)
Comprehensive income attributable to Turning Point Brands, Inc.	$38,207	$9,443	$54,499

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2023, 2022, and 2021
(dollars in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Consolidated net income	$37,781	$11,157	$51,262
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(1,664)	(885)	(2,154)
Loss (gain) on sale of property, plant, and equipment	90	(9)	(54)
Loss on goodwill impairment	–	25,585	–
Loss on intangible asset impairment	–	1,981	–
Gain on insurance recovery of inventory loss	(15,181)	–	–
Loss on investments	12,177	13,570	7,100
Depreciation and other amortization expense	3,262	3,388	3,105
Amortization of other intangible assets	3,096	1,911	1,907
Amortization of deferred financing costs	2,445	2,576	2,541
Deferred income tax expense (benefit)	7,024	(6,506)	(1,485)
Stock compensation expense	6,561	5,273	7,557
Noncash lease income	(82)	(29)	(167)
Gain on MSA escrow deposits	–	(54)	(255)
Changes in operating assets and liabilities:
Accounts receivable	(1,609)	(2,103)	3,317
Inventories	20,977	(32,653)	(9)
Other current assets	(3,533)	4,581	(134)
Other assets	(4,835)	420	996
Accounts payable	(14)	1,240	(2,367)
Accrued liabilities and other	386	830	(2,943)
Net cash provided by operating activities	$66,881	$30,273	$68,217

Cash flows from investing activities:
Capital expenditures	$(5,707)	$(7,685)	$(6,156)
Acquisitions, net of cash acquired	–	–	(16,416)
Payments for investments	(202)	(1,000)	(16,657)
Restricted cash, MSA escrow deposits	–	(10,170)	(19,664)
Proceeds on sale of property, plant and equipment	3	62	54
Net cash used in investing activities	$(5,906)	$(18,793)	$(58,839)

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (cont.)
for the years ended December 31, 2023, 2022, and 2021
(dollars in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from Senior Notes	$–	$–	$250,000
Payments of 2018 first lien term loan	–	–	(130,000)
Settlement of interest rate swaps	–	–	(3,573)
Convertible Senior Notes repurchased	(41,794)	(9,000)	–
Proceeds from call options	114	51	–
Payment of promissory note	–	–	(9,625)
Payment of dividends	(4,497)	(4,250)	(4,096)
Payments of financing costs	(2,437)	–	(6,921)
Exercise of options	450	504	2,071
Redemption of options	(346)	(155)	(2,111)
Redemption of restricted stock units	(995)	(1,229)	–
Common stock repurchased	–	(29,224)	(38,678)
Net cash (used in) provided by financing activities	$(49,505)	$(43,303)	$57,067

Net increase (decrease) in cash	$11,470	$(31,823)	$66,445
Effect of foreign currency translation on cash	$13	$(320)	$191

Cash, beginning of period:
Unrestricted	$106,403	$128,320	$41,765
Restricted	4,929	15,155	35,074
Total cash at beginning of period	$111,332	$143,475	$76,839

Cash, end of period:
Unrestricted	$117,886	$106,403	$128,320
Restricted	4,929	4,929	15,155
Total cash at end of period	$122,815	$111,332	$143,475

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,047	$18,717	$12,539
Cash paid during the period for income taxes, net	$12,447	$13,369	$16,063

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$8	$11	$–
Accrued consideration for acquisition of investments	$248	$–	$–

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,489	$1,354	$1,261

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2023, 2022, and 2021
(dollars in thousands)

					Accumulated Other Comprehensive Income (Loss)
		Common Stock, Voting	Additional Paid-In Capital	Cost of Repurchased Common Stock		Accumulated Earnings (Deficit)	Non- Controlling Interest
	Voting Shares
								Total
Beginning balance January 1, 2021	19,133,794	$195	$102,423	$(10,191)	$(2,635)	$23,645	$4,050	$117,487

Unrealized loss on MSA investments, net of tax of $81	–	$–	$–	$–	$(272)	$–	$–	$(272)
Unrealized gain on derivative instruments, net of tax of $813	–	–	–	–	2,634	–	–	2,634
Foreign currency translation, net of tax of $0	–	–	–	–	78	–	182	260
Stock compensation expense	–	–	7,557	–	–	–	–	7,557
Exercise of options	158,420	2	2,069	–	–	–	–	2,071
Redemption of options	–	–	(2,111)	–	–	–	–	(2,111)
Cost of repurchased common stock	(896,738)	–	–	(38,678)	–	–	–	(38,678)
Acquisition of ReCreation Marketing interest	–	–	(1,127)	–	–	–	(1,123)	(2,250)
Dividends	–	–	–	–	–	(4,244)	–	(4,244)
Net income	–	–	–	–	–	52,059	(797)	51,262
Ending balance December 31, 2021	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $860	–	$–	$–	$–	$(2,879)	$–	$–	$(2,879)
Unrealized gain on derivative instruments, net of tax of $273	–	–	–	–	857	–	–	857
Foreign currency translation, net of tax of $0	–	–	–	–	(176)	–	(93)	(269)
Stock compensation expense	–	–	5,273	–	–	–	–	5,273
Exercise of options	35,394	1	503	–	–	–	–	504
Redemption of options	–	–	(155)	–	–	–	–	(155)
Issuance of performance based restricted stock units	69,756	–	–	–	–	–	–	–
Redemption of performance based restricted stock units	–	–	(1,141)	–	–	–	–	(1,141)
Issuance of restricted stock units	5,589	–	–	–	–	–	–	–
Redemption of restricted stock units	–	–	(88)	–	–	–	–	(88)
Cost of repurchased common stock	(1,021,052)	–	–	(29,224)	–	–	–	(29,224)
Settlement of call options, net of tax of $12	–	–	39	–	–	–	–	39
Dividends	–	–	–	–	–	(4,410)	–	(4,410)
Net income	–	–	–	–	–	11,641	(484)	11,157
Ending balance December 31, 2022	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized gain on MSA investments, net of tax of $161	–	$–	$–	$–	$542	$–	$–	$542
Unrealized loss on derivative instruments, net of tax of $237	–	–	–	–	(747)	–	–	(747)
Foreign currency translation, net of tax of $0	–	–	–	–	(50)	–	(24)	(74)
Stock compensation expense	–	–	6,561	–	–	–	–	6,561
Exercise of options	33,851	–	450	–	–	–	–	450
Redemption of options	(15,985)	–	(346)	–	–	–	–	(346)
Issuance of performance based restricted stock units	105,032	1	75	–	–	–	–	76
Redemption of performance based restricted stock units	(34,704)	–	(800)	–	–	–	–	(800)
Issuance of restricted stock units	40,910	–	2	–	–	–	–	2
Redemption of restricted stock units	(8,590)	–	(195)	–	–	–	–	(195)
Settlement of call options, net of tax of $28	–	–	86	–	–	–	–	86
Dividends	–	–	–	–	–	(4,710)	–	(4,710)
Net income	–	–	–	–	–	38,462	(681)	37,781
Ending balance December 31, 2023	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. Our segments are led by our core, proprietary brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment and Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. The Company’s products are available in more than 217,000 retail outlets in North America. We operate in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) Creative Distribution Solutions, formerly known as NewGen.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations.The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, deferred income tax valuation allowances, the valuation of investments and the valuation of inventory, including reserves.

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

U.S. GAAP requires the Company to identify entities for which control is achieved through means other than voting rights and to determine whether the Company is the primary beneficiary of VIEs. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

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

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”), which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and sales incentives, upon delivery of goods to the customer—at which time the Company’s performance obligation is satisfied—at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. The Company excludes from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars, or vaping products billed to customers).

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $23.5 million, $24.2 million, and $27.6 million in 2023, 2022, and 2021, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $0.6 million, $0.6 million, and $1.1 million in 2023, 2022, and 2021, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and impairment. Depreciation is provided using the straight-line method over the lesser of the estimated useful lives of the assets or the life of the leases for leasehold improvements (4 to 7 years for machinery, equipment and furniture, 10 to 15 years for leasehold improvements, and up to 15 years for buildings and building improvements). Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and improvements are capitalized and depreciated over their estimated useful lives. Upon disposition of fixed assets, the costs and related accumulated depreciation amounts are relieved. Any resulting gain or loss is reflected in operations during the period of disposition. Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Fair Value

U.S. GAAP establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under U.S. GAAP are described below:

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

Equity Investments

The Company's investments include equity securities, which are accounted for at cost and under the equity method of accounting.

For equity investments that do not qualify to be accounted for under the equity method of accounting and that do not have a readily determinable fair value, the Company has elected a practical expedient to record the investment at the original cost, as adjusted for impairment and observable price changes. Under the practical expedient, if a qualitative analysis indicates impairment exists, the fair value of the investment is required to be estimated and any excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Equity investments accounted for under the equity method of accounting are assessed for impairment when events or circumstances suggest that any loss in value of the investment may be other than temporary. A loss in value of an investment is other than temporary when evidence of a loss in value indicates the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

In the absence of observable data, the Company estimates the fair values of these investments using a market approach derived from applying market multiples of comparable public companies to the financial results of each investment. The valuation methodology and the significant assumptions used by management in estimating the fair values of each investment, involve a high degree of judgment and may involve the use of third-party valuation specialists.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt obligations using the straight-line method. Unamortized amounts are expensed upon extinguishment of the related borrowings. Deferred financing costs are presented as a direct deduction from the carrying amount of that debt liability except for deferred financing costs relating to our revolving credit facility, which are presented as an asset.

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

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $9.2 million, $9.3 million, and $12.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2023, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.7 million. At December 31, 2022, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.0 million. The increase in fair value was due to decreasing maturities affecting the fair value of U.S. government securities held in the MSA escrow account. Inputs to the valuation methodology of the MSA escrow deposits when funds are invested include unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date. During 2023, no monies were deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

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

	As of December 31, 2023				As of December 31, 2022
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,929	$–	$–	$1,929	$1,929	$–	$–	$1,929
U.S. Governmental agency obligations (unrealized position < 12 months)	–	–	–	–	10,226	–	(1,251)	8,975
U.S. Governmental agency obligations (unrealized position > 12 months)	30,144	–	(3,389)	26,755	19,918	–	(2,842)	17,076
Total	$32,073	$–	$(3,389)	$28,684	$32,073	$–	$(4,093)	$27,980

As of
December 31, 2023
Less than one year	$4,200
One to five years	10,735
Five to ten years	13,254
Greater than ten years	1,955
Total	$30,144

The following shows the amount of deposits by sales year for the MSA escrow account:

Sales	Deposits as of December 31,
Year	2023	2022
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

Concentration of Credit Risk:  At December 31, 2023 and 2022, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $119.0 million and $105.2 million, respectively. During 2023 and 2022, the Company invested a portion of the MSA escrow accounts in U.S. Government securities including TIPS, Treasury notes, and Treasury bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the U.S. and also sells Zig-Zag® premium cigarette papers in Canada and some smaller quantities in other countries. The Company had no customers that accounted for more than 10% of net sales for 2023, 2022, or 2021. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for credit losses for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for credit losses during 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Balance at beginning of period	$114	$262
Additions to allowance account during period	38	191
Deductions of allowance account during period	(74)	(339)
Balance at end of period	$78	$114

Note 3. Acquisitions

Unitabac

In July 2021, the Company acquired certain assets of Unitabac, a marketer of mass-market cigars, for $10.7 million in total consideration, comprised of $9.6 million in cash and $1.1 million of capitalized transaction costs. The acquired assets are comprised of a portfolio of cigarillo products and all related intellectual property, including Cigarillo Non-Tip (“NT”) Homogenized Tobacco Leaf (“HTL”) products and Rolled Leaf and Natural Leaf Cigarillo Products. The transaction was accounted for as an asset purchase with $10.0 million assigned to intellectual property and $0.7 million assigned to inventory. The intellectual property asset is deductible for tax purposes.

Direct Value Wholesale

In April 2021, Turning Point Brands Canada, a VIE for which the Company is considered the primary beneficiary, purchased 100% of the equity interests of Westhem Ventures LTD d/b/a Direct Value Wholesale (“DVW”) for $3.9 million, net of cash acquired, with $3.5 million paid in cash at closing and $0.5 million in accrued consideration paid during 2021. DVW is a Canadian distribution entity that operates in markets not primarily served by Turning Point Brands Canada. The acquisition expands Turning Point Brands Canada’s markets in Canada. The Company recorded goodwill of $2.5 million related to its acquisition of DVW which consists of the synergies expected from combining the operations and is deductible for tax purposes. Goodwill is determined as the consideration transferred in excess of the acquisition price over the estimated fair value of the identifiable net assets acquired.

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

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 100% of the purchase price. During 2023, the Company executed various foreign exchange contracts which met hedge accounting requirements for the purchase of €20.1 million and sale of €15.2 million. During 2022, the Company executed various foreign exchange contract, which met hedge accounting requirements for the purchase of €28.9 million and sale of €28.9 million.

At December 31, 2023, the Company had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The foreign currency contract’s fair value at December 31, 2023, resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities. At December 31, 2022, the Company had foreign currency contracts for the purchase of €18.5 million and sale of €18.5 million. The foreign currency contracts’ fair value at December 31, 2022, resulted in an asset of $1.2 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. A $0.9 million gain and $0.1 million loss were reclassified from Accumulated other comprehensive loss to Cost of sales for the years ended December 31, 2023 and 2022, respectively.

Interest Rate Swaps

The Company terminated its interest rate swap agreements in the first quarter of 2021 with an early termination payment made by the Company in the amount of $3.6 million which was reclassified out of accumulated other comprehensive loss into loss on extinguishment of debt. A loss of $0.1 million was reclassified into interest expense for the year ended December 31, 2021.

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

Long-Term Debt

The Company’s Senior Secured Notes bear interest at a rate of 5.625% per year. As of December 31, 2023, the fair value approximated $234.9 million, with a carrying value of $250 million.  As of December 31, 2022, the fair value approximated $226.4 million with a carrying value of $250 million.

The Convertible Senior Notes bear interest at a rate of 2.50% per year. As of December 31, 2023, the fair value approximated $114.7 million, with a carrying value of $118.5 million. As of December 31, 2022, the fair value approximated $139.2 million, with a carrying value of $162.5 million.

See Note 13, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Foreign Currency

The fair value of the Company’s foreign currency contracts are based upon quoted market prices for similar instruments, thus leading to a Level 2 classification within the fair value hierarchy.  See Note 4, “Derivative Instruments”, for further information regarding the Company’s foreign currency contracts.

Note 6. Inventories

The components of inventories are as follows:

	December 31,	December 31,
	2023	2022
Raw materials and work in process	$5,201	$7,283
Leaf tobacco	34,894	43,468
Finished goods - Zig-Zag Products	41,783	42,279
Finished goods - Stoker’s Products	8,090	9,667
Finished goods - Creative Distribution Solutions	7,281	15,431
Other	1,711	1,787
Inventories	$98,960	$119,915

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2023	2022
Balance at beginning of period	$(4,533)	$(7,668)
Charged to cost and expense	(17,275)	(987)
Deductions for inventory disposed	1,215	4,122
Balance at end of period	$(20,593)	$(4,533)

In December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage resulting in damage to the leaf tobacco. As a result, the Company recorded a $15.2 million inventory reserve related to its leaf tobacco inventory which is included in other operating income, net. The leaf tobacco inventory is covered by the Company’s stock throughput insurance policy and the Company believes the inventory loss is probable of being fully recovered under the policy. As a result, the Company recorded a $15.2 million insurance recovery receivable which is included in other current assets in the consolidated balance sheet, and in other operating income, net offsetting the inventory reserve recorded in the consolidated statement of income for the year ended December 31, 2023. The Company does not expect to incur any delays in customer deliveries as a result of the damage.

In 2022, the Company determined that the incorrect weight had been used in calculating the amount of federal excise tax assessed and paid on its imported MYO cigar wraps during the years 2019 - 2021. As a result, the Company filed a refund claim for $4.3 million with the Alcohol and Tobacco Tax and Trade Bureau for the overpayment of federal excise taxes, which was approved and paid in the fourth quarter of 2023. This refund is presented in Other operating income, net on the Company’s Consolidated Statements of Income for the year ended December 31, 2023.

Note 7. Other Current Assets

Other current assets consists of:

	December 31,	December 31,
	2023	2022
Inventory deposits	$5,707	$6,395
Insurance deposit	3,000	3,000
Prepaid taxes	153	448
Settlement receivable	4,000	–
Insurance recovery receivable	15,181	–
Other	12,740	13,116
Total	$40,781	$22,959

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment consists of:

	December 31,	December 31,
	2023	2022
Land	$22	$22
Buildings and improvements	3,956	3,096
Leasehold improvements	5,440	5,404
Machinery and equipment	29,751	25,832
Furniture and fixtures	8,391	9,264
Gross property, plant and equipment	47,560	43,618
Accumulated depreciation	(22,260)	(20,830)
Net property, plant and equipment	$25,300	$22,788

Note 9. Deferred Financing Costs, Net

Deferred financing costs consist of:

	December 31,	December 31,
	2023	2022
Deferred financing costs, net of accumulated amortization of $104 and $200, respectively	$2,450	$282

Note 10. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Zig-Zag	Stoker’s	CDS	Total
Balance as of December 31, 2021	$104,158	$32,590	$25,585	$162,333

Impairment	–	–	(25,585)	(25,585)
Cumulative translation adjustment	(495)	–	–	(495)
Balance as of December 31, 2022	$103,663	$32,590	$–	$136,253

Cumulative translation adjustment	(3)	–	–	(3)
Balance as of December 31, 2023	$103,660	$32,590	$–	$136,250

The Company tests goodwill for impairment annually as of December 31, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. The Company elected to perform a qualitative assessment in evaluating its Zig-Zag and Stoker’s reporting units for impairment as of December 31, 2023. The Creative Distribution Solutions reporting unit goodwill was fully impaired as of December 31, 2022 as discussed below.

In evaluating the impairment indicators of its Zig-Zag and Stoker’s reporting units for its 2023 qualitative assessments, the Company considered macro and micro-economic indicators, changes in costs, overall financial performance and other relevant entity-specific events and noted no indication of impairment. The Company also considered the significant excess of fair values over carrying values as determined in the prior year’s quantitative assessment as discussed below. The underlying assumptions utilized during the prior year’s quantitative assessment remain sufficiently similar in 2023 and in line with Company projections. Thus, such underlying assumptions on which the previous fair values are based have not sufficiently changed from the prior year to suggest a material difference in the 2023 fair value assessments to indicate that it is more likely than not that the fair values of the reporting units in 2023 are below their carrying amounts.

For 2022, the Company performed quantitative testing on its Zig-Zag and Stoker’s reporting units as part of its annual impairment test and determined that no goodwill impairments existed. For the quantitative assessment, the Company used a combination of discounted cash flow models (income approach) utilizing Level 3 unobservable inputs and the Guideline Public Company Method (market approach). The Company’s significant assumptions in these analyses include, but are not limited to, projected revenue, the weighted average cost of capital, the terminal growth rate, derived multiples from comparable market transactions and other market data.

The Company also performed quantitative testing on its Creative Distribution Solutions reporting unit as of December 31, 2022, using a combination of the income approach utilizing Level 3 unobservable inputs and the market approach. Based on the analysis performed the Company concluded that the carrying amount of the reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $25.6 million included in Goodwill and intangible impairment loss for the year ended December 31, 2022. The impairment resulted from continued regulatory uncertainty.

The Company’s goodwill impairment analysis as of December 31, 2022 referenced above used the discounted cash flow model (income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met or if discount rates change, the Company may have to record additional impairment charges in future periods. The Company also used the Guideline Public Company Method (market approach). The significant assumptions used in this analysis include, but are not limited to, the derived multiples from comparable market transactions and other market data. The selection of comparable businesses is based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products. The Company probability-weighted scenarios for both the income and market approaches and also applied an overall probability-weighting to the income and market approaches to determine the concluded fair value of the reporting unit given the uncertainty in the current economic environment to determine the concluded fair value of the reporting unit.

The following tables summarize information about the Company’s other intangible assets. Gross carrying amounts of unamortized, indefinite-lived intangible assets are shown below:

	December 31, 2023				December 31, 2022
	Zig-Zag	Stoker’s	CDS	Total	Zig-Zag	Stoker’s	CDS	Total
Unamortized, indefinite life intangible assets:
Trade names	$–	$8,500	$–	$8,500	$–	$8,500	$9,162	$17,662
Formulas	42,245	53	–	42,298	52,217	53	–	52,270
Total	$42,245	$8,553	$–	$50,798	$52,217	$8,553	$9,162	$69,932

In 2023, the Company conducted a qualitative assessment of its indefinite life intangible assets and noted no indicators of impairment, consistent with the goodwill assessment as discussed above. In January 2023, the Company transferred certain of its formulas and trade names within the Zig-Zag and Creative Distribution Solutions segments to amortized intangible assets. The Company began to amortize the formula and trade name over their useful lives of 15 years.

In 2022, based on its annual impairment testing, the fair value of the trade name in the Creative Distribution Solutions segment was less than its carrying amount resulting in an impairment of $1.6 million included in Goodwill and intangible impairment loss for the year ended December 31, 2022. The circumstances giving rise to this impairment are consistent with those resulting in the Creative Distribution Solutions goodwill impairment discussed above.

Amortized intangible assets consists of:

	Zig-Zag				Stoker’s				CDS
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization
Amortized intangible assets:
Customer relationships (useful life of 8-10 years)	$–	$–	$–	$–	$–	$–	$–	$–	$6,936	$5,596	$6,936	$4,768
Trade names (useful life of 15 years)	449	10	–	–	2,372	633	2,372	475	16,063	2,952	7,158	2,137
Formulas (useful life of 15 years)	9,972	665	–	–	–	–	–	–	–	–	–	–
Master distribution agreement (useful life of 15 years)	5,489	1,281	5,489	915	–	–	–	–	–	–	–	–
Franchise agreements (useful life of 8 years)	–	–	–	–	–	–	–	–	–	–	780	780
Non-compete agreements (useful life of 3.5 years)	–	–	–	–	–	–	–	–	–	–	100	100
Total	$15,910	$1,956	$5,489	$915	$2,372	$633	$2,372	$475	$22,999	$8,548	$14,974	$7,785

In 2023, the Company noted indicators of possible impairment triggers for its Creative Distribution Solutions reporting unit and, as a result, performed an undiscounted cash flows recoverability assessment which provided that the fair value of the asset group exceeded its carrying value, and thus no further impairment analysis was performed.

In 2022, the Company recorded an asset impairment charge of $0.3 million related to the franchise agreements intangible asset within the Creative Distribution Solutions segment included in Goodwill and intangible impairment loss for the year ended December 31, 2022. The Company exited the franchise business and determined that the intangible asset was fully impaired.

Annual amortization expense for the next five years is estimated to be approximately $3.0 million for 2024 and $2.4 million for 2025 through 2028, assuming no additional transactions occur that require the amortization of intangible assets.

Note 11. Other Assets

Other assets consists of:

	December 31,	December 31,
	2023	2022
Equity investments	$2,405	$13,376
Debt security investment	6,750	7,820
Capitalized software	5,923	929
Other	88	524
Total	$15,166	$22,649

The Company records its equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes. The Company utilizes significant judgments in determining fair value of its equity and debt security investments that do not have an observable market price. Should assumptions underlying the determination of the fair values of the Company's equity and debt security investments change, it could result in material future impairment charges.

Equity Investments

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® and Marley™. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products. In 2023, based on Docklight’s financial results and operating difficulties, a significant change in their business model and the decline in the revenue multiples for public companies comparable to Docklight, the Company deemed its investment in Docklight was fully impaired resulting in a loss of $8.7 million recorded in Investment loss on our Consolidated Statements of Income.  Fair value for all periods presented was determined using a valuation derived from relevant revenue multiples (Level 3). Purchases of inventory from Docklight Brands, Inc. were $0.0 million and $0.1 million in 2023 and 2022, respectively. There were no amounts payable to Docklight Brands, Inc. at December 31, 2023 and 2022.

In October 2020, the Company invested $2.5 million to acquire a 20% stake in Wild Hempettes, LLC, a manufacturer of natural CBD cigarettes designed as the first cigarette-styled CBD pre-roll in the world. The Company has options to increase its stake to a 100% ownership position based on certain milestones. As part of the transaction, the Wild Hempettes joint venture was spun off from Crown Distributing LLC and formed as a vehicle for the Company to be the exclusive distributor of Hempettes™ to U.S. bricks and mortar retailers under a profit-sharing arrangement. Effective January 2023, the Company terminated its distribution agreement. The Company accounts for its 20% share of Wild Hempettes profit or loss using the equity method of accounting. In 2023, based on Wild Hempettes financial results, the Company deemed its investment in Wild Hempettes to be other-than-temporarily impaired resulting in a $2.2 million impairment charge included in investment loss for the year ending December 31, 2023. Fair value for the Company’s share of investment in Wild Hempettes was determined using a valuation derived from relevant revenue multiples (Level 3). The Company recorded investment losses including impairment charges of $2.3 million and $0.1 million for years ended December 31, 2023 and 2022, respectively. Purchases of inventory from Wild Hempettes was $0.0 million and $0.4 million in 2023 and 2022, respectively. There were no amounts payable to Wild Hempettes at December 31, 2023 and 2022. The Company has a $0.2 million receivable from Wild Hemp at December 31, 2023 for the return of product previously purchased and paid for.

In October 2020, the Company invested $15.0 million in dosist™ (“Dosist”), a global cannabinoid company, with an option to invest an additional $15.0 million on pre-determined terms over the twelve month period ending October 2021. The Company received a warrant exercisable for preferred shares of Dosist that would automatically be exercised upon the changing of certain federal cannabis laws in the United States, rescheduling cannabis and/or permitting the general cultivation, distribution and possession of cannabis. In 2021, based on the financial results of Dosist and the overall cannabinoid market, the Company deemed its investment was impaired resulting in a loss of $7.1 million recorded in investment loss for the year ended December 31, 2021. In 2022, after a contemplated sale of the assets of Dosist did not occur, Dosist entered into an agreement with a new buyer receiving the assets of Dosist for the assumption of its liabilities. As such, the Company considered its remaining investment in Dosist to be fully impaired and recorded an additional loss of $7.9 million in investment loss for the year ended December 31, 2022. Fair value was determined using a valuation derived from the contemplated purchase price (Level 3). There were no purchases of inventory from Dosist in 2023 or 2022.

In October 2020, the Company invested $1.8 million in BOMANI Cold Buzz, LLC (“BOMANI”), a manufacturer of alcohol-infused cold brew coffee. The Company received rights to receive equity in BOMANI in the event of an equity financing. There were no purchases of inventory from BOMANI in 2023 or 2022.  There were no amounts payable to BOMANI at December 31, 2023 and 2022.

The Company has a minority ownership position in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. In October 2020, CASH merged with Real Brands, Inc. (“Real Brands”), an over the counter traded shell company. CASH continued business under the Real Brands name. The Company maintained its ownership position in Real Brands subsequent to the merger. In 2022, as a result of a significant decline in the enterprise value, the Company determined that the fair value of the investment was $0.0 and fully impaired the investment. The impairment resulted in a loss of $4.3 million which is recorded in investment loss for the year ended December 31, 2022. There were no purchases of inventory from Real Brands in 2023 or 2022. There were no amounts payable to Real Brands at December 31, 2023 and 2022.

In December 2018, the Company acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from 5G gaming LLC for $0.4 million. There were no amounts payable to General Wireless Operations, Inc. at December 31, 2023 and 2022.

Debt Security Investment

In July 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal. The Company invested in the form of a convertible note which includes additional follow-on investment rights. The accrued interest of $0.2 million from July 2021 to July 2022 was rolled into the convertible note in July 2022 resulting in a total investment of $9.2 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026. Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the year ended December 31, 2023. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of December 31, 2023. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in our Consolidated Statements of Income. Quarterly, we perform a qualitative assessment to determine if the fair value of the investment could be less than the amortized cost basis.  In 2022, the Company performed a quantitative assessment of the fair value of the investment.  The fair value as of December 31, 2022 was determined to be $7.9 million based on a Monte Carlo simulation (Level 3).  The Company determined that the impairment was a result of credit related factors and, as such, recorded an allowance for credit losses of $1.4 million which is included in investment loss for the year ended December 31, 2022.  In 2023, based on a subsequent quantitative assessment of the fair value using a Monte Carlo simulation, the Company determined the fair value to be $6.9 million and recorded an additional allowance for credit losses of $1.3 million which is included in investment loss for the year ended December 31, 2023. The Company has recorded accrued interest receivable of $0.1 million and $0.1 million at December 31, 2023 and 2022, respectively, in other current assets on our Consolidated Balance Sheets.

Note 12. Accrued Liabilities

Accrued liabilities consists of:

	December 31,	December 31,
	2023	2022
Accrued payroll and related items	$7,085	$7,685
Customer returns and allowances	5,239	7,291
Taxes payable	3,821	1,867
Lease liabilities	2,678	3,102
Accrued interest	6,682	7,277
Other	8,130	5,779
Total	$33,635	$33,001

Note 13. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	December 31,	December 31,
	2023	2022
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	118,541	162,500
Gross notes payable and long-term debt	368,541	412,500
Less deferred finance charges	(3,183)	(5,743)
Less current maturities	(58,294)	–
Notes payable and long-term debt	$307,064	$406,757

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. The Senior Secured Notes Indenture provides for customary events of default. The Company was in compliance with all financial covenants as of December 31, 2023.

The Company incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the straight-line method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, the Company also entered into a $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”). On May 10, 2023, the Company and certain of its subsidiaries, as guarantors, entered into an amendment (the “Amendment”) to the 2021 Revolving Credit Facility (as amended, the “Amended Revolving Credit Facility”).  The Amendment includes certain modifications to the 2021 Revolving Credit Facility relating to the replacement of the London Inter-Bank Offered Rate with a Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark under the 2021 Revolving Credit Facility and adjusts certain other provisions to reflect current documentation standards and other agreed modifications.

On November 7, 2023, in connection with the entry by a subsidiary of the Company in a new asset-backed revolving credit facility, the Company terminated the Amended Revolving Credit Agreement. See “2023 ABL Facility” below.

The Company had letters of credit outstanding under the Amended Revolving Credit Facility of approximately $1.4 million that were terminated with the facility.

The Company incurred debt issuance costs attributable to the issuance of the Amended Revolving Credit Facility of $0.5 million, with a remaining $0.2 million written off to gain on debt extinguishment upon termination of the facility.

2023 ABL Facility

On November 7, 2023, TPB Specialty Finance, LLC, a wholly-owned subsidiary of the Company (the “ABL Borrower”), entered into a new $75.0 million  asset-backed revolving credit facility (the “2023 ABL Facility”), with the several lenders thereunder, and Barclays Bank Plc, as administrative agent (the “Administrative Agent”) and as collateral agent (the “Collateral Agent”) and First-Citizens Bank & Trust Company as additional collateral agent (the “Additional Collateral Agent”). Under the 2023 ABL Facility, the ABL Borrower may draw up to $75.0 million under Revolving Credit Loans and Last In Last Out (“LILO”) Loans. The 2023 ABL Facility includes a $40.0 million accordion feature.  In connection with the 2023 ABL Facility, Turning Point Brands contributed certain existing inventory to the ABL Borrower. The 2023 ABL Facility is secured on a first priority basis (subject to customary exceptions) by all assets of the ABL Borrower.

The 2023 ABL Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) the lesser of (1) 85% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) 85% of the cost of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (2) 85% of the net orderly liquidation value (“NOLV”) percentage of the lower of (1)(A) or (1)(B); plus (b) 85% of the face value of all eligible accounts of the ABL Borrower minus (c) the amount of all eligible reserves.  The 2023 ABL Facility also includes a LILO borrowing base equal to the sum of (a) the lesser of: (1) 10% of the lower of (A) the market value (on a first in first out basis) of the sum of eligible inventory, plus eligible in-transit inventory of the ABL Borrower and (B) the cost of the sum of eligible inventory, plus eligible in-transit inventory and (2) 10% of the NOLV percentage of the lower of  (1)(A) or (1)(B); plus (b) 10% of the face amount of eligible account; minus (c) the amount of all eligible reserves.

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

The 2023 ABL Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any four consecutive fiscal quarters if excess availability shall be less than the greater of (a) 12.5% of the line cap and (b) $9.4 million, at any time and continuing until excess availability is equal to or exceeds the greater of (i) 12.5% of the line and (ii) $9.4 million for thirty (30) consecutive calendar days; provided that such $9.4 million level shall automatically increase in proportion to the amount of any increase in the aggregate revolving credit commitments thereunder in connection with any incremental facility.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $1.4 million outstanding under the facility and has an available balance of $60.0 million as of December 31, 2023.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

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

In the fourth quarter of 2022, a wholly owned subsidiary of the Company repurchased $10.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $0.9 million gain on extinguishment of debt. Subsequent principal repurchases occurred in 2023 for an aggregate principal amount of $44.0 million resulting in a gain on extinguishment of debt of $1.9 million. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of December 31, 2023, $118.5 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 2,217,807 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.7092 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.45 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2023.

As discussed above, on November 7, 2023, a wholly-owned subsidiary of the Company entered into the new 2023 ABL Facility to refinance up to $75.0 million of the Convertible Senior notes at maturity. As a result, the Company classified $60.0 million related to the Convertible Senior Notes in Notes payable and long-term debt on the Company’s December 31, 2023 Balance Sheet. Based on current liquidity, free cash flow generation and availability under the 2023 ABL Facility, the Company believes it will have sufficient liquidity to address the maturity of the remaining Convertible Senior Notes.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the straight-line method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.45 per share and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.
Note 14. Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2023			2022			2021
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$13,291	$4,091	$17,382	$8,457	$(4,713)	$3,744	$11,315	$(583)	$10,732
State and Local	3,602	2,166	5,768	2,815	(1,291)	1,524	4,210	(637)	3,573
Foreign	(16)	767	751	83	(502)	(419)	–	(265)	(265)
Total	$16,877	$7,024	$23,901	$11,355	$(6,506)	$4,849	$15,525	$(1,485)	$14,040

Deferred tax assets and liabilities consists of:

	December 31,		December 31,
	2023		2022
	Assets	Liabilities	Assets	Liabilities
Inventory	$5,310	$–	$1,384	$–
Property, plant, and equipment	–	3,120	–	2,856
Goodwill and other intangible assets	–	3,182	–	2,812
Foreign NOL carryforward	1,495	–	561	–
State NOL carryforward	2,398	–	2,483	–
Unrealized loss on investments	7,203	–	5,168	–
Leases	3,278	2,978	3,544	3,222
Original issue discount	426	–	1,604	–
Stock compensation	4,879	–	4,333	–
Insurance receivable	–	3,764	–	–
Other	4,536	3,567	4,281	2,963
Gross deferred income taxes	29,525	16,611	23,358	11,853
Valuation allowance	(11,446)	–	(3,062)	–
Net deferred income taxes	$18,079	$16,611	$20,296	$11,853

At December 31, 2023, the Company had state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $27.4 million, which expire between 2034 and 2042, $25.7 million of which has an indefinite carryforward period. The Company has determined that, at December 31, 2023 and 2022 its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance for state NOL carryforwards of $2.9 million and $2.4 million has been recorded at December 2023 and 2022, respectively. The Company has determined that, at December 31, 2023 its ability to realize future benefits of its unrealized loss on investments and foreign NOL carryforwards do not meet the “more likely than not” criteria in ASC 740, Income Taxes.  Therefore a valuation allowance for unrealized loss on investments of $6.4 million and foreign NOL carryforwards of $1.7 million has been recorded at December 31, 2023.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2023, 2022, and 2021, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2020.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31 is as follows:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	(0.1)%	(0.5)%	(0.1)%
State taxes	4.3%	5.7%	3.4%
Permanent differences	(0.1)%	(0.2)%	(4.1)%
Other	-	1.7%	0.7%
Valuation allowance	13.6%	2.6%	0.6%
Effective income tax rate	38.7%	30.3%	21.5%

The permanent differences for the years ended December 31, 2023 and 2022 are not significant in the aggregate. The permanent difference for the year December 31, 2021 are primarily related to income tax benefits of $7.5 million ($1.6 million tax effected) as a result of the forgiveness of the $7.5 million unsecured loan and $7.2 million ($1.5 million tax effected) as a result of stock option exercises.

Note 15. 401(k) Retirement Savings Plan

The Company sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2023, 2022 and 2021 plan years, the Company contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, the Company matched the contribution by 100%. Additionally, for all years presented, the Company made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Company contributions to this plan were approximately $1.4 million for 2023, $1.5 million for 2022 and $1.6 million for 2021.

Note 16. Lease Commitments

The Company’s leases consist primarily of leased property for manufacturing, warehouse, corporate offices and retail space, as well as vehicle leases. At lease inception, the Company recognizes a lease right of use asset and lease liability calculated as the present value of future minimum lease payments. In general, the Company does not recognize any renewal periods within the lease terms as there are no significant barriers to ending the lease at the initial term. Lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consist of the following:

	For the year ended December 31,
	2023	2022	2021
Operating lease cost
Cost of sales	$507	$940	$907
Selling, general and administrative	1,991	1,622	1,907
Variable lease cost (1)	1,183	765	1,182
Short-term lease cost	24	37	48
Sublease income	–	–	(60)
Total	$3,705	$3,364	$3,984

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	For the year ended December 31,
	2023	2022	2021
Financing lease cost
Selling, general and administrative	$1,164	$1,138	$1,094
Total	$1,164	$1,138	$1,094

The Company's lease balances consist of the following:

	December 31,	December 31,
	2023	2022
Assets:
Right of use assets - Operating	$8,950	$10,967
Right of use assets - Financing	2,530	1,498
Total lease assets	$11,480	$12,465

Liabilities:
Current lease liabilities - Operating (2)	$1,991	$2,007
Current lease liabilities - Financing (2)	687	1,095
Long-term lease liabilities - Operating	8,374	10,243
Long-term lease liabilities - Financing	1,576	350
Total lease liabilities	$12,628	$13,695

(2)	Reported within accrued liabilities on the balance sheet

Other information related to the Company's leases consists of the following:

	December 31,	December 31,
	2023	2022
Right of use assets obtained in exchange for lease obligations:
Operating leases	$143	$–
Finance leases	$2,169	$494

	As of December 31,
	2023	2022
Weighted-average remaining lease term - operating leases	5.7 years	6.5 years
Weighted-average discount rate - operating leases	5.17%	5.19%
Weighted-average remaining lease term - financing leases	3.4 years	1.8 years
Weighted-average discount rate - financing leases	6.48%	3.42%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

The following table illustrates the Company's future minimum rental payments for non-cancelable leases as of December 31, 2023:

Year	Operating	Finance
2024	$2,471	$813
2025	2,174	741
2026	2,084	644
2027	2,035	327
2028	1,046	–
Years thereafter	2,263	–
Total lease payments	12,073	2,525
Less: Imputed interest	1,708	262
Present value of lease liabilities	$10,365	$2,263

Note 17. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2023, net of forfeitures, there were 271,662 Restricted Stock Units (“RSUs”),  113,801 options and 23,315 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 981,274 shares available for future grant under the 2021 Plan.

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

On February 8, 2006, the Board of Directors of the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) of North Atlantic Holding Company, Inc., pursuant to which nonqualified stock options and restricted stock awards may be granted to employees. Upon the adoption of the Company’s 2015 Equity Incentive Plan in connection with its IPO, the Company determined no additional grants would be made under the 2006 Plan. However, all awards issued under the 2006 Plan that have not been previously terminated or forfeited remain outstanding and continue unaffected. There are no shares available for grant under the 2006 Plan.

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2021	619,835	$28.51	$8.70

Granted	114,827	30.58	10.34
Exercised	(40,331)	12.49	4.08
Forfeited	(11,117)	32.60	9.35
Outstanding, December 31, 2022	683,214	$29.74	$9.24

Granted	77,519	20.71	6.45
Exercised	(33,851)	13.30	4.24
Forfeited	(69,931)	27.51	9.11
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021, was $0.3 million, $0.7 million, and $7.9 million, respectively.

At December 31, 2023, under the 2006 Plan, the exercise price for the 43,693 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 0.60 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions: a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At December 31, 2023, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions for options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	October 24,	March 18,	February 18,	May 3,
	2017	2017	2018	2019	2019	2020	2021	2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at December 31, 2023	20,000	39,183	51,567	125,514	25,000	79,675	89,021	12,000
Number exercisable at December 31, 2023	20,000	39,183	51,567	125,514	25,000	79,675	63,394	8,040
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	3.12	3.38	4.19	5.22	5.82	6.22	7.14	7.34
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	–	–	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions for options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,
	2021	2022	2022	2023
Number of options granted	7,500	100,000	14,827	77,519
Options outstanding at December 31, 2023	7,500	71,451	14,827	77,519
Number exercisable at December 31, 2023	5,100	24,741	5,042	58,139
Exercise price	$45.05	$30.46	$31.39	$20.71
Remaining lives	7.38	8.21	8.33	9.37
Risk free interest rate	0.84%	2.10%	2.92%	3.41%
Expected volatility	31.50%	35.33%	35.33%	34.51%
Expected life	6.000	6.000	6.000	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.7 million, $1.1 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total unrecognized compensation expense related to options at December 31, 2023, is $0.1 million, which will be expensed over 1.0 year.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a  five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. At December 31, 2023, there are 449,790 PRSUs outstanding.

The following table outlines the PRSUs granted and outstanding as of December 31, 2023.
	March 20,	March 18,	December 28,	February 18,	March 14,	May 4,
	2019	2020	2020	2021	2022	2023
Number of PRSUs granted	92,500	94,000	88,169	100,000	49,996	133,578
PRSUs outstanding at December 31, 2023	76,430	83,560	31,040	84,690	41,550	132,520
Fair value as of grant date	$47.58	$14.85	$46.42	$51.75	$30.46	$22.25
Remaining lives	–	1.00	–	2.00	3.00	2.00

The Company recorded compensation expense related to the PRSUs of approximately $3.0 million, $2.9 million and $5.0 million in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2023, is $4.1 million, which will be expensed over the service period based on the probability of achieving the performance condition.

RSUs are stock units subject to service-based vesting conditions over one to five years. At December 31, 2023, there are 218,200 RSUs outstanding.

The following table outlines the RSUs granted and outstanding as of December 31, 2023.

	March 14,	March 14,	April 29,	May 5,	May 5,	May 8,
	2022	2022	2022	2023	2023	2023
Number of RSUs granted	50,004	28,726	4,522	130,873	22,472	20,101
RSUs outstanding at December 31, 2023	40,592	18,961	4,522	128,406	5,618	20,101
Fair value as of grant date	$30.46	$30.46	$31.39	$22.25	$22.25	$21.77
Remaining lives	3.00	1.00	3.00	2.25	–	0.35

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $2.9 million, $1.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total unrecognized compensation expense related to RSUs at December 31, 2023, is $2.5 million, which will be expensed over 2.3 years.

Note 18. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of SDI with a TPB subsidiary pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. The parties attended a mediation in late November 2022 where a settlement was reached. On December 12, 2023, the Court approved the settlement and dismissed the action with prejudice. As of December 31, 2023, the Company recorded a $4.0 million receivable in other current assets, and a corresponding gain on settlement in other income on its Consolidated Statement of Income for the year ended December 31, 2023. These funds were received in January 2024.

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and, if such a claim were brought against the Company, could have a material adverse effect on our business and results of operations. The Company is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or batteries and may be subject to claims in the future relating to our other Creative Distribution Solutions products. The Company is still evaluating these claims and the potential defenses to them. For example, the Company did not design or manufacture the products at issue; rather, the Company was merely the distributor. Nonetheless, there can be no assurance that the Company will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

We have several subsidiaries engaged in making, distributing, and selling liquid nicotine products. As a result of the overall publicity and controversy surrounding the industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. We expect that our subsidiaries will be subject to some such cases and investigative requests. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed products.

We have two franchisor subsidiaries. Like many franchise businesses, in the ordinary course of their business, these subsidiaries are from time-to-time responding parties to arbitration demands brought by franchisees. We recently won a dispositive motion in an arbitration brought by a former franchisee. We have one remaining former franchisee arbitration with breach of contract and negligence allegations, among others. We believe we have good and valid substantive defenses against these claims and intend on vigorously defending our interests in this matter.

Note 19. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	December 31, 2023			December 31, 2022			December 31, 2021
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$38,462			$11,641			$52,059

Denominator
Weighted average		17,578,270	$2.19		17,899,794	$0.65		18,917,570	$2.75

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$38,462			$11,641			$52,059
Interest expense related to Convertible Senior Notes, net of tax	2,667			–			4,317
Diluted consolidated net income	$41,129			$11,641			$56,376

Denominator
Basic weighted average		17,578,270			17,899,794			18,917,570
Convertible Senior Notes (1)		2,533,201			–			3,208,172
Stock options and restricted stock units		355,935			155,221			256,252
		20,467,406	$2.01		18,055,015	$0.64		22,381,994	$2.52

(1)	For 2022, the effect of 3,208,172 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the effect would have been antidilutive.

Note 20. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Zig-Zag Products; (2) Stoker’s Products; and (3) Creative Distribution Solutions. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; (b) finished cigars and MYO cigar wraps and (c) CLIPPER reusable lighters and other accessories. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose-leaf chewing tobacco products. The Creative Distribution Solutions segment (a) markets and distributes liquid nicotine products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via Vapor Beast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the U.S. and Canada while products in the Creative Distribution Solutions segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the U.S. Corporate unallocated includes the costs and assets of the Company not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries. The Company had no customer that accounted for more than 10% of net sales in 2023, 2022, or 2021.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reportable segments:

	For the year ended December 31,
	2023	2022	2021

Net sales
Zig-Zag products	$180,455	$190,403	$176,491
Stoker’s products	144,609	130,826	124,280
Total Zig-Zag and Stoker’s products	325,064	321,229	300,771
Creative Distribution Solutions	80,329	93,784	144,700
Total	$405,393	$415,013	$445,471

Gross profit
Zig-Zag products	$101,055	$106,576	$102,739
Stoker’s products	81,887	71,254	68,084
Total Zig-Zag and Stoker’s products	182,942	177,830	170,823
Creative Distribution Solutions	20,299	27,708	47,011
Total	$203,241	$205,538	$217,834

Operating income (loss)
Zig-Zag products	$68,280	$73,342	$77,109
Stoker’s products	62,208	53,331	52,073
Corporate unallocated (1)(2)	(47,528)	(52,665)	(41,124)
Total Zig-Zag and Stoker’s products	82,960	74,008	88,058
Creative Distribution Solutions	(383)	1,506	2,263
Total	$82,577	$75,514	$90,321

Interest expense, net	14,645	19,524	20,500
Investment loss	11,914	13,303	6,673
Other income	(4,000)	–	–
Goodwill and intangible impairment loss	–	27,566	–
Gain on extinguishment of debt	(1,664)	(885)	(2,154)

Income before income taxes	$61,682	$16,006	$65,302

Capital expenditures
Zig-Zag products	$1,112	$4,641	$141
Stoker’s products	4,595	3,044	5,960
Total Zig-Zag and Stoker’s products	5,707	7,685	6,101
Creative Distribution Solutions	–	–	55
Total	$5,707	$7,685	$6,156

Depreciation and amortization
Zig-Zag products	$1,077	$412	$388
Stoker’s products	3,041	2,972	2,565
Total Zig-Zag and Stoker’s products	4,118	3,384	2,953
Creative Distribution Solutions	2,240	1,915	2,059
Total	$6,358	$5,299	$5,012

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $2.1 million, $4.6 million and $2.6 million in 2023, 2022, and 2021, respectively.

	December 31,	December 31,
	2023	2022
Assets
Zig-Zag products	$177,135	$225,893
Stoker’s products	174,994	151,241
Corporate unallocated (1)	190,223	155,348
Total Zig-Zag and Stoker’s products	542,352	532,482
Creative Distribution Solutions	27,004	39,624
Total	$569,356	$572,106

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while Creative Distribution Solutions sales are made business to business and business to consumer, both online and through our corporate retail stores. Creative Distribution Solutions net sales are broken out by sales channel below.

	Creative Distribution Solutions
	For the year ended December 31,
	2023	2022	2021

Business to Business	$71,104	$76,462	$107,235
Business to Consumer - Online	8,761	16,836	37,069
Other	464	486	396
Total	$80,329	$93,784	$144,700

Net Sales:  Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the year ended December 31,
	2023	2022	2021
Domestic	$374,352	$381,723	$415,514
Foreign	31,041	33,290	29,957
Total	$405,393	$415,013	$445,471

Note 21. Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results:

	1st	2nd	3rd	4th
2023
Net sales	$100,956	$105,595	$101,722	$97,120
Gross profit	48,617	52,478	51,622	50,524
Net income attributable to Turning Point Brands, Inc.	7,597	9,925	10,831	10,109
Basic net income attributable to Turning Point Brands, Inc. per share	0.43	0.56	0.62	0.57
Diluted net income attributable to Turning Point Brands, Inc. per share	$0.41	$0.53	$0.58	$0.53

2022
Net sales	$100,894	$102,925	$107,802	$103,392
Gross profit	51,794	51,469	52,712	49,563
Net income attributable to Turning Point Brands, Inc.	10,998	5,424	11,536	(16,317)
Basic net income attributable to Turning Point Brands, Inc. per share	0.60	0.30	0.65	(0.93)
Diluted net income attributable to Turning Point Brands, Inc. per share	$0.55	$0.30	$0.60	$(0.93	)(1)

(1)	The effect of 3,213,796 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the effect would have been antidilutive.

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

Note 22. Additional Information with Respect to Unrestricted Subsidiary

Under the terms of the Senior Secured Notes Indenture and Senior Secured Notes, the Company has designated its subsidiaries, South Beach Brands LLC, TPB Beast LLC and Intrepid Brands, LLC as “Unrestricted Subsidiaries”. South Beach Brands LLC is a holding company under which our TPB Beast LLC business operating as Creative Distribution Solutions sits. The Company is required under the terms of the Senior Secured Notes Indenture and the Senior Secured Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is below.

Income Statement for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023			2022
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$325,063	$80,330	$405,393	$321,229	$93,784	$415,013
Cost of sales	142,121	60,031	202,152	143,399	66,076	209,475
Gross profit	182,942	20,299	203,241	177,830	27,708	205,538
Selling, general, and administrative expenses	104,327	20,682	125,009	129,900	124	130,024
Other operating income, net	(4,345)	–	(4,345)	–	–	–
Operating income (loss)	82,960	(383)	82,577	47,930	27,584	75,514
Interest expense, net	14,645	–	14,645	19,524	–	19,524
Investment loss	11,914	–	11,914	13,303	–	13,303
Other income	(4,000)	–	(4,000)	–	–	–
Goodwill and intangible impairment loss	–		–	1,488	26,078	27,566
Gain on extinguishment of debt	(1,664)	–	(1,664)	(885)	–	(885)
Income (loss) before income taxes	62,065	(383)	61,682	14,500	1,506	16,006
Income tax expense	24,049	(148)	23,901	4,393	456	4,849
Consolidated net income (loss)	38,016	(235)	37,781	10,107	1,050	11,157
Net loss attributable to non-controlling interest	(681)	–	(681)	(484)	–	(484)
Net income (loss) attributable to Turning Point Brands, Inc.	$38,697	$(235)	$38,462	$10,591	$1,050	$11,641

	Year Ended December 31,
	2021
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated

Net sales	$300,771	$144,700	$445,471
Cost of sales	129,948	97,689	227,637
Gross profit	170,823	47,011	217,834
Selling, general, and administrative expenses	82,765	44,748	127,513
Operating income	88,058	2,263	90,321
Interest expense, net	20,500	–	20,500
Investment loss	6,673	–	6,673
Gain on extinguishment of debt	(2,154)	–	(2,154)
Income before income taxes	63,039	2,263	65,302
Income tax expense	13,553	487	14,040
Consolidated net income	49,486	1,776	51,262
Net loss attributable to non-controlling interest	(797)	–	(797)
Net income attributable to Turning Point Brands, Inc.	$50,283	$1,776	$52,059

Balance Sheet as of December 31, 2023:

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$116,725	$1,161	$–	$117,886
Accounts receivable, net	9,989	–	–	9,989
Inventories, net	91,679	7,281	–	98,960
Other current assets	36,937	3,844	–	40,781
Total current assets	255,330	12,286	–	267,616
Property, plant, and equipment, net	25,142	158	–	25,300
Deferred income taxes	1,468	–	–	1,468
Right of use assets	11,359	121	–	11,480
Deferred financing costs, net	2,450	–	–	2,450
Goodwill	136,250	–	–	136,250
Other intangible assets, net	66,490	14,452	–	80,942
Master Settlement Agreement (MSA) escrow deposits	28,684	–	–	28,684
Other assets	15,166	–	–	15,166
Investment in unrestricted subsidiaries	48,229	–	(48,229)	–
Total assets	$590,568	$27,017	$(48,229)	$569,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,781	$626	$–	$8,407
Accrued liabilities	32,052	1,583	–	33,635
Current portion of long-term debt	58,294	–	–	58,294
Total current liabilities	98,127	2,209	–	100,336
Notes payable and long-term debt	307,064	–	–	307,064
Lease liabilities	9,898	52	–	9,950
Total liabilities	415,089	2,261	–	417,350

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	174,449	24,756	(48,229)	150,976
Non-controlling interest	1,030	–	–	1,030
Total stockholders’ equity	175,479	24,756	(48,229)	152,006
Total liabilities and stockholders’ equity	$590,568	$27,017	$(48,229)	$569,356

Balance Sheet as of December 31, 2022:

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$103,990	$2,413	$–	$106,403
Accounts receivable, net	7,374	1,003	–	8,377
Inventories, net	104,883	15,032	–	119,915
Other current assets	18,828	4,131	–	22,959
Total current assets	235,075	22,579	–	257,654
Property, plant, and equipment, net	22,261	527	–	22,788
Deferred income taxes	8,443	–	–	8,443
Right of use assets	12,328	137	–	12,465
Deferred financing costs, net	282	–	–	282
Goodwill	136,253	–	–	136,253
Other intangible assets, net	67,241	16,351	–	83,592
Master Settlement Agreement (MSA) escrow deposits	27,980	–	–	27,980
Other assets	22,619	30	–	22,649
Investment in unrestricted subsidiaries	60,120	–	(60,120)	–
Total assets	$592,602	$39,624	$(60,120)	$572,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,628	$727	$–	$8,355
Accrued liabilities	31,118	1,883	–	33,001
Other current liabilities	20	–	–	20
Total current liabilities	38,766	2,610	–	41,376
Notes payable and long-term debt	406,757	–	–	406,757
Lease liabilities	10,593	–	–	10,593
Total liabilities	456,116	2,610	–	458,726

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	134,751	37,014	(60,120)	111,645
Non-controlling interest	1,735	–	–	1,735
Total stockholders’ equity	136,486	37,014	(60,120)	113,380
Total liabilities and stockholders’ equity	$592,602	$39,624	$(60,120)	$572,106
Note 23. Dividends and Share Repurchase

The Company currently pays a quarterly cash dividend. Dividends are considered restricted payments under the Senior Secured Notes Indenture. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants. Additional earning and market capitalization restrictions limit the aggregate amount of restricted, quarterly dividends during a fiscal year. During the year ended December 31, 2023, the Company paid cash dividends of $0.26 per common share for $4.5 million.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022, in each case bringing the aggregate approval back to $50.0 million. As of December 31, 2023, $27.2 million remains available for share repurchases under the program. There were no shares repurchased for the year ended December 31, 2023.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2023, the Company’s management, with participation of the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, solely due to the material weaknesses in internal control over financial reporting described below.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2023. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO ICIF”).

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO ICIF, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, solely due to the following material weakness:

We did not design and maintain effective internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain individuals with IT expertise and inherent system limitations. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

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

Remediation Plan

While our remediation plan may evolve and expand, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) implementation of a new ERP system in 2024; (ii)  developing and maintaining documentation underlying ITGCs; (iii) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (iv) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls over Financial Reporting

Other than in connection with aspects of our remediation plan, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has redesigned its control environment around risk assessment to remediate the material weakness identified in 2022.  The improvements included:  the hiring of two positions dedicated to SOX Compliance and SEC Reporting; a risk and control design review with third party consultants; implementation of new and improved controls around fraud risk assessments, ERM reporting, and the internal control process; and additional training provided around risk and controls.  These remediation actions have strengthened the design and operating effectiveness of controls relating to the risk assessment process.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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

4.4
Indenture dated as of February 11, 2021, between Turning Point Brands, Inc. and GLAS Trust Company LLC, (including the form of Note as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).

10.1	Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) dated as of March 22, 2021. †

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

10.17
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

10.25
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

10.33	Form of Capped Call Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.34	Employment Agreement by and between the Company and David Glazek, dated as of November 2, 2022. †

10.35	Employment Agreement by and between the Company and Graham A. Purdy, dated as of January 30, 2023. †

10.36
Employment Agreement by and between the Company and Luis Reformina, dated as of March 23, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2021) †

10.37
ABL Credit Agreement dated as of November 7, 2023, between TPB Specialty Finance LLC, as the borrower, the lenders and L/C issuers party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and First-Citizens Bank & Trust Company, as additional collateral agent and Barclays Bank PLC and First-Citizens Bank & Trust Company as joint lead arrangers and joint bookrunners. *

10.38
Pledge and Security Agreement dated as of November 7, 2023 by and among TPB Specialty Finance LLC, as the grantor, and Barclays Bank PLC, in its capacity as collateral agent for the Lenders and L/C Issuers, Barclays Bank PLC, as administrative agent and collateral agent, and First-Citizens Bank & Trust Company. *

21	Subsidiaries of Turning Point Brands, Inc.*

23	Consent of RSM US LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Clawback policy of Turning Point Brands, Inc. *

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2023, 2022, and 2021, formatted in Inline XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholder’s equity (deficit), (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith
†	Compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2024.

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

	Signature	Title	Date

By:	/s/ Graham Purdy	Director, Chief Executive Officer	February 28, 2024
Graham Purdy

By:	/s/ Luis Reformina	Chief Financial Officer	February 28, 2024
Luis Reformina

By:	/s/ Brian Wigginton	Chief Accounting Officer	February 28, 2024
Brian Wigginton

By:	/s/ David Glazek	Executive Chair of the Board	February 28, 2024
David Glazek

By:	/s/ Gregory H. A. Baxter	Director	February 28, 2024
Gregory H. A. Baxter

By:	/s/ H. C. Charles Diao	Director	February 28, 2024
H. C. Charles Diao

By:	/s/ Rohith Reddy	Director	February 28, 2024
Rohith Reddy

By:	/s/ Arnold Zimmerman	Director	February 28, 2024
Arnold Zimmerman

By:	/s/ Ashley Davis Frushone	Director	February 28, 2024
Ashley Davis Frushone

By:	/s/ Stephen Usher	Director	February 28, 2024
Stephen Usher

By:	/s/ Lawrence S. Wexler	Director	February 28, 2024
Lawrence S. Wexler