Form 10-Q
period 2024-03-31
Turning Point Brands, Inc.
filed 2024-05-02
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

At April 26, 2024, there were 17,621,706 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources and the damage caused by illicit products to our brand equity;
●	contamination of our tobacco supply or products;
●	uncertainty and continued evolution of the markets for our products;
●	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
●	substantial and increasing regulation and changes in U.S. Food and Drug Administration (“FDA”) enforcement priorities;
●	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
●	many of our products contain nicotine, which is considered to be a highly addictive substance;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	possible significant increases in federal, state and local municipal tobacco- and nicotine-related taxes;
●	our products are marketed pursuant to a policy of FDA enforcement priorities which could change, and our products could become subject to increased regulatory burdens by the FDA;
●	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
●	increase in state and local regulation of our products has been proposed or enacted;
●	increase in tax of our products could adversely affect our business;
●	sensitivity of end-customers to increased sales taxes and economic conditions, including as a result of inflation and other declines in purchasing power;
●	possible increasing international control and regulation;
●	failure to comply with environmental, health and safety regulations;
●	imposition of significant tariffs on imports into the U.S.;
●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	significant product liability litigation;
●	our amount of indebtedness;
●	the terms of our indebtedness, which may restrict our current and future operations;
●	our ability to establish and maintain effective internal controls over financial reporting;
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

●	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;
●	our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
●	adverse impact of climate change;
●	our reliance on information technology;
●	cybersecurity and privacy breaches, which have increased in part due to artificial intelligence;
●	failure to manage our growth;
●	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
●	fluctuations in our results;
●	exchange rate fluctuations;
●	adverse U.S. and global economic conditions;
●	departure of key management personnel or our inability to attract and retain talent;
●	infringement on or misappropriation of our intellectual property;
●	third-party claims that we infringe on their intellectual property; and
●	failure to meet expectations relating to environmental, social and governance factors.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
	(unaudited)
	March 31,	December 31,
ASSETS	2024	2023
Current assets:
Cash	$130,903	$117,886
Accounts receivable, net of allowances of $43 in 2024 and $78 in 2023	8,198	9,989
Inventories, net	105,467	98,960
Other current assets	34,437	40,781
Total current assets	279,005	267,616
Property, plant, and equipment, net	24,790	25,300
Deferred income taxes	1,426	1,468
Right of use assets	10,868	11,480
Deferred financing costs, net	2,305	2,450
Goodwill	136,365	136,250
Other intangible assets, net	80,177	80,942
Master Settlement Agreement (MSA) escrow deposits	28,427	28,684
Other assets	22,953	15,166
Total assets	$586,316	$569,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,934	$8,407
Accrued liabilities	30,974	33,635
Current portion of long-term debt	59,397	58,294
Total current liabilities	109,305	100,336
Notes payable and long-term debt	306,496	307,064
Lease liabilities	9,360	9,950
Total liabilities	425,161	417,350

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	–	–
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,016,822 issued shares and 17,627,817 outstanding shares at March 31, 2024, and 19,922,137 issued shares and 17,605,677 outstanding shares at December 31, 2023	200	199
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	–	–
Additional paid-in capital	119,792	119,075
Cost of repurchased common stock (2,389,005 shares at March 31, 2024 and 2,316,460 shares December 31, 2023)	(80,172)	(78,093)
Accumulated other comprehensive loss	(3,048)	(2,648)
Accumulated earnings	123,192	112,443
Non-controlling interest	1,191	1,030
Total stockholders’ equity	161,155	152,006
Total liabilities and stockholders’ equity	$586,316	$569,356

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$97,058	$100,956
Cost of sales	45,146	52,339
Gross profit	51,912	48,617
Selling, general, and administrative expenses	32,646	30,775
Operating income	19,266	17,842
Interest expense, net	3,479	4,010
Investment (gain) loss	(119)	4,799
Gain on extinguishment of debt	–	(777)
Income before income taxes	15,906	9,810
Income tax expense	3,727	2,468
Consolidated net income	12,179	7,342
Net income (loss) attributable to non-controlling interest	169	(255)
Net income attributable to Turning Point Brands, Inc.	$12,010	$7,597

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.68	$0.43
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.63	$0.41
Weighted average common shares outstanding:
Basic	17,654,684	17,531,414
Diluted	20,170,314	20,669,152

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Consolidated net income	$12,179	$7,342

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $15 in 2024 and $176 in 2023	(242)	553
Foreign currency translation, net of tax of $0 in 2024 and 2023	13	(78)
Unrealized loss on derivative instruments, net of tax of $57 in 2024 and $109 in 2023	(185)	(344)
Unrealized gain on investments, net of tax of $0 in 2024	6	–
	(408)	131
Consolidated comprehensive income	11,771	7,473
Comprehensive income (loss) attributable to non-controlling interest	169	(255)
Comprehensive income attributable to Turning Point Brands, Inc.	$11,602	$7,728

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$12,179	$7,342
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	–	(777)
Loss (gain) on sale of property, plant, and equipment	1	(6)
Gain on MSA investments	6	–
Depreciation and other amortization expense	944	776
Amortization of other intangible assets	779	771
Amortization of deferred financing costs	696	626
Deferred income tax expense (benefit)	114	299
Stock compensation expense	2,062	743
Noncash lease income	(42)	(14)
Loss on investments	–	4,897
Changes in operating assets and liabilities:
Accounts receivable	1,929	(216)
Inventories	(6,296)	6,173
Other current assets	3,130	2,639
Other assets	(270)	(2,895)
Accounts payable	10,525	2,051
Accrued liabilities and other	(3,118)	(7,025)
Net cash provided by operating activities	$22,639	$15,384

Cash flows from investing activities:
Capital expenditures	$(366)	$(2,435)
Purchases of investments	(7,119)	–
Purchases of non-marketable equity investments	(500)	–
Proceeds on sale of property, plan and equipment	–	3
Restricted cash, MSA escrow deposits	(1)	–
Net cash used in investing activities	$(7,986)	$(2,432)

Cash flows from financing activities:
Convertible Senior Notes repurchased	$–	$(13,002)
Proceeds from call options	–	33
Payment of dividends	(1,149)	(1,052)
Exercise of options	3	357
Redemption of restricted stock units	(136)	–
Redemption of performance restricted stock units	(1,212)	(889)
Common stock repurchased	(2,079)	–
Net cash used in financing activities	$(4,573)	$(14,553)

Net increase (decrease) in cash	$10,080	$(1,601)
Effect of foreign currency translation on cash	$(58)	$(1)

Cash, beginning of period:
Unrestricted	$117,886	$106,403
Restricted	4,929	4,929
Total cash at beginning of period	$122,815	$111,332

Cash, end of period:
Unrestricted	$130,903	$104,801
Restricted	1,934	4,929
Total cash at end of period	$132,837	$109,730

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$10	$7

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,261	$1,155

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2024 and 2023
(dollars in thousands except share data)
(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2024	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

Unrealized loss on MSA investments, net of tax of $15	–	–	–	–	(242)	–	–	(242)
Unrealized loss on derivative instruments, net of tax of $57	–	–	–	–	(185)	–	–	(185)
Foreign currency translation, net of tax of $0	–	–	–	–	21	–	(8)	13
Unrealized gain on investments, net of tax of $0	–	–	–	–	6	–	–	6
Stock compensation expense	–	–	2,062	–	–	–	–	2,062
Exercise of options	198	–	3	–	–	–	–	3
Cost of repurchased common stock	(72,545)	–	–	(2,079)	–	–	–	(2,079)
Issuance of performance based restricted stock units	126,109	1	–	–	–	–	–	1
Issuance of restricted stock units	21,697	–	–	–	–	–	–	–
Redemption of performance based restricted stock units	(48,177)	–	(1,212)	–	–	–	–	(1,212)
Redemption of restricted stock units	(5,142)	–	(136)	–	–	–	–	(136)
Dividends	–	–	–	–	–	(1,261)	–	(1,261)
Net income	–	–	–	–	–	12,010	169	12,179
Ending balance March 31, 2024	17,627,817	$200	$119,792	$(80,172)	$(3,048)	$123,192	$1,191	$161,155

Beginning balance January 1, 2023	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized gain on MSA investments, net of tax of $176	–	–	–	–	553	–	–	553
Unrealized loss on derivative instruments, net of tax of $109	–	–	–	–	(344)	–	–	(344)
Foreign currency translation, net of tax of $0	–	–	–	–	(50)	–	(28)	(78)
Stock compensation expense	–	–	743	–	–	–	–	743
Exercise of options	24,955	–	357	–	–	–	–	357
Performance restricted stock units issuance	114,274	1	(1)	–	–	–	–	–
Performance restricted stock units redeemed	(38,863)	–	(889)	–	–	–	–	(889)
Settlement of call options, net of tax of $8	–	–	25	–	–	-	-	25
Dividends	–	–	–	–	–	(1,155)	–	(1,155)
Net income	–	–	–	–	–	7,597	(255)	7,342
Ending balance March 31, 2023	17,585,529	$199	$113,477	$(78,093)	$(2,234)	$85,133	$1,452	$119,934

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
Note 1. Description of Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. Its segments are led by its core proprietary and iconic brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment and Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. The Company’s products are available in more than 217,000 retail outlets in North America. The Company operates in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) Creative Distribution Solutions (formerly known as NewGen).

Basis of Presentation

The accompanying unaudited, interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2023. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and variable interest entities for which the Company is considered the primary beneficiary. All significant intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and incentives, upon delivery of goods to the customer – at which time the Company’s performance obligation is satisfied - at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. The Company excludes from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or other nicotine products billed to customers).

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.6 million and $6.2 million for the three months ending March 31, 2024 and 2023, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

Derivative Instruments

The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to 100% of its non-inventory purchases (e.g., production equipment) in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are reclassified from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of March 31, 2024, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.4 million. At December 31, 2023, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.7 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of March 31, 2024			As of December 31, 2023
		Gross	Estimated		Gross	Estimated
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Losses	Value
Cash and cash equivalents	$1,934	$–	$1,934	$1,929	$–	$1,929
U.S. Governmental agency obligations (unrealized position < 12 months)	1,196	6	1,202	–	–	–
U.S. Governmental agency obligations (unrealized position > 12 months)	28,943	(3,652)	25,291	30,144	(3,389)	26,755
	$32,073	$(3,646)	$28,427	$32,073	$(3,389)	$28,684

As of
March 31, 2024
Less than one year	$3,250
One to five years	13,775
Five to ten years	11,159
Greater than ten years	1,955
Total	$30,139

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	March 31, 2024	December 31, 2023
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

Note 3. Derivative Instruments

Foreign Currency

During the three months ended March 31, 2024, the Company executed no foreign exchange contracts meeting hedge accounting requirements.

At March 31, 2024, the Company had foreign currency contracts outstanding for the purchase of €9.2 million and sale of €9.2 million. The foreign currency contracts’ fair value at March 31, 2024, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities. At December 31, 2023, the Company had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The foreign currency contracts’ fair value at December 31, 2023, resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined in Note 10) bear interest at a rate of 5.625% per year. As of March 31, 2024, the fair value approximated $237.3 million, with a carrying value of $250 million. As of December 31, 2023, the fair value of the Senior Secured Notes approximated $234.9 million, with a carrying value of $250 million.

The Convertible Senior Notes (as defined in Note 10) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $117.5 million, with a carrying value of $118.5 million as of March 31, 2024. As of December 31, 2023, the fair value of the Convertible Senior Notes without the conversion feature approximated $114.7 million, with a carrying value of $118.5 million.

See Note 10, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 5. Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2024	2023
Raw materials and work in process	$7,148	$5,201
Leaf tobacco	41,461	34,894
Finished goods - Zig-Zag Products	39,103	41,783
Finished goods - Stoker’s Products	10,232	8,090
Finished goods - Creative Distribution Solutions	6,086	7,281
Other	1,437	1,711
Inventories	$105,467	$98,960

The inventory valuation allowance was $20.6 million as of  March 31, 2024 and December 31, 2023.

In December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage resulting in damage to the leaf tobacco. As a result, the Company recorded a $15.2 million inventory reserve related to its leaf tobacco inventory which is included in Other operating income, net in the consolidated statement of income for the quarter ended December 31, 2023. The leaf tobacco inventory is covered by the Company’s stock throughput insurance policy and the Company believes the inventory loss is probable of being fully recovered under the policy. The Company does not expect to incur any delays in customer deliveries as a result of the damage.

Note 6. Other Current Assets

Other current assets consist of:

	March 31,	December 31,
	2024	2023
Inventory deposits	$7,392	$5,707
Insurance deposit	–	3,000
Prepaid taxes	–	153
Settlement receivable	–	4,000
Insurance recovery receivable	15,181	15,181
Other	11,864	12,740
Total	$34,437	$40,781

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	March 31,	December 31,
	2024	2023
Land	$22	$22
Buildings and improvements	4,217	3,956
Leasehold improvements	6,614	5,440
Machinery and equipment	28,568	29,751
Furniture and fixtures	8,439	8,391
Gross property, plant and equipment	47,860	47,560
Accumulated depreciation	(23,070)	(22,260)
Net property, plant and equipment	$24,790	$25,300

Note 8. Other Assets

Other assets consist of:

	March 31,	December 31,
	2024	2023
Non-marketable equity investments	$2,882	$2,405
Debt security investment	6,750	6,750
Capitalized software	6,108	5,923
Available-for-sale marketable securities	7,125	–
Other	88	88
Total	$22,953	$15,166

Debt and Non-Marketable Equity Investments

The Company records its non-marketable equity investments without a readily determinable fair value, that are not accounted for under the equity method, at cost, with adjustments for impairment and observable price changes. Should assumptions underlying the determination of the fair values of the Company’s non-marketable equity and debt security investments change, it could result in material future impairment charges.

In January 2024, the Company invested $0.8 million to acquire an 18.744% stake in Teaza Energy, LLC (“TeaZa”). TeaZa is an innovative brand of flavorful oral pouch products that can be dipped or sipped, designed as a health-conscious alternative to high energy drinks and other conventional oral stimulants. The investment is comprised of $0.5 million in cash and a $0.3 million payable to be offset against the Company’s allocated portion of future profit distributions. The Company also has options to purchase, at fair value, up to 51.744% of the equity interest in TeaZa between September 30, 2024 and January 31, 2025, and up to 100% of the equity interest from February 1, 2025 to June 30, 2026. The Company accounts for its investment in TeaZa using the equity method of accounting.

In July 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal.  The Company invested in the form of a convertible note which includes additional follow-on investment rights. The accrued interest of $0.2 million from July 2021 to July 2022 was rolled into the convertible note in July 2022 resulting in a total investment of $9.2 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2026.Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three months ended March 31, 2024 and 2023. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of March 31, 2024. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in our Consolidated Statements of Income. Quarterly, we perform a qualitative assessment to determine if the fair value of the investment could be less than the amortized cost basis. In the second and fourth quarters of 2023, based on third-party quantitative assessments of the fair value using a Monte Carlo simulation (Level 3), the Company determined the fair value to be $7.7 million and 6.9 million, respectively, and recorded an allowance for credit losses of $0.3 million and $1.0 million, respectively, included in investment loss for the quarters ended June 30 and December 31, 2023. The Company has recorded accrued interest receivable of $0.2 million and $0.1 million at March 31, 2024 and December 31, 2023, respectively, in Other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® and Marley™. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products. In the first quarter of 2023, based on Docklight’s financial results and other operating difficulties, and the decline in the revenue multiples for public companies comparable to Docklight, the Company deemed the investment in Docklight was impaired resulting in a loss of $4.9 million which was recorded for the three months ended March 31, 2023. In the second quarter of 2023, based on a significant change in Docklight’s business model, the Company deemed its investment in Docklight fully impaired. Fair value for all periods presented was determined using a valuation derived from relevant revenue multiples (Level 3).

Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange IC, incorporated in the District of Columbia, to write a portion of our general product, and officer and director liability coverages under deductible reinsurance policies. Interchange IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange IC is a wholly-owned subsidiary of Turning Point Brands and is consolidated in the Company’s financial statements.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, corporate bonds, government securities, real estate investment trusts and exchange traded funds. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table.

	As of March 31, 2024
		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Corporate bonds	$1,703	$8	$1,711
U.S. Governmental agency obligations	1,799	(3)	1,796
Real estate investment trusts and exchange traded funds	3,617	1	3,618
	$7,119	$6	$7,125

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
March 31, 2024
Due within one year	$1,711
Due after ten years	1,796
Real estate investment trusts and exchange traded funds	3,618
Total investments at fair value	$7,125

Note 9. Accrued Liabilities

Accrued liabilities consist of:

	March 31,	December 31,
	2024	2023
Accrued payroll and related items	$4,669	$7,085
Customer returns and allowances	4,642	5,239
Taxes payable	6,995	3,821
Lease liabilities	2,615	2,678
Accrued interest	2,221	6,682
Other	9,832	8,130
Total	$30,974	$33,635

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	March 31,	December 31,
	2024	2023
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	118,541	118,541
Gross notes payable and long-term debt	368,541	368,541
Less deferred finance charges	(2,648)	(3,183)
Less current maturities	(59,397)	(58,294)
Notes payable and long-term debt	$306,496	$307,064

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

The Company may redeem the Senior Secured Notes, in whole or in part, at any time at the redemption prices (expressed as a percentage of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, on the Senior Secured Notes to be redeemed to (but not including) the applicable redemption date if redeemed during the period indicated below:

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. The Senior Secured Notes Indenture provides for customary events of default. The Company was in compliance with all covenants as of March 31, 2024.

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

On November 7, 2023, in connection with the entry by a subsidiary of the Company in a new asset-backed revolving credit facility, the Company terminated the Amended Revolving Credit Facility. See “2023 ABL Facility” below.

The Company had letters of credit outstanding under the Amended Revolving Credit Facility of approximately $1.4 million that were terminated with the facility in the fourth quarter of 2023.

The Company incurred debt issuance costs attributable to the issuance of the Amended Revolving Credit Facility of $0.5 million, with the remaining $0.2 million written off to gain on debt extinguishment upon termination of the facility.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $1.2 million outstanding under the facility and has an available balance of $59.0 million based on the borrowing base as of March 31, 2024.

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

In  2023, a wholly owned subsidiary of the Company repurchased $44.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $1.9 million gain on extinguishment of debt. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of March 31, 2024, $118.5 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 2,219,704 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.7252 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.40 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2024.

As discussed above, on November 7, 2023, a wholly-owned subsidiary of the Company entered into the 2023 ABL Facility to refinance up to $75.0 million of the Convertible Senior notes at maturity. As a result, the Company classified $59.0 million related to the Convertible Senior Notes in Notes payable and long-term debt on the Company’s March 31, 2024 Consolidated Balance Sheet. Based on current liquidity, free cash flow generation and availability under the 2023 ABL Facility, the Company believes it will have sufficient liquidity to address the maturity of the remaining Convertible Senior Notes.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the straight-line method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.40 per share and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

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

The components of lease expense consisted of the following:

	Three Months Ended March 31,
	2024	2023
Operating lease cost
Cost of sales	$133	$128
Selling, general and administrative	464	521
Variable lease cost (1)	297	225
Short-term lease cost	–	6
Total	$894	$880

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	Three Months Ended March 31,
	2024	2023
Financing lease cost
Selling, general and administrative	$150	$338
Total	$150	$338

	March 31,	December 31,
	2024	2023
Assets:
Right of use assets - Operating	$8,714	$8,950
Right of use assets - Financing	2,154	2,530
Total lease assets	$10,868	$11,480

Liabilities:
Current lease liabilities - Operating (2)	$1,946	$1,991
Current lease liabilities - Financing (2)	669	687
Long-term lease liabilities - Operating	7,925	8,374
Long-term lease liabilities - Financing	1,435	1,576
Total lease liabilities	$11,975	$12,628

(2)	Reported within accrued liabilities on the balance sheet.

Note 12. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2024 was 23.4%. The Company’s effective income tax rate for the three months ended March 31, 2023 was 25.2%.

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

Note 13. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2024, net of forfeitures, there were 400,682 Restricted Stock Units (“RSUs”), 161,658 options and 102,216 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 725,496 shares available for future grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2022	683,214	$29.74	$9.24
Granted	77,519	20.71	6.45
Exercised	(33,851)	13.30	4.24
Forfeited	(69,931)	27.51	9.11
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Granted	54,289	27.19	9.21
Exercised	(198)	14.85	4.41
Forfeited	(6,433)	30.19	8.85
Outstanding, March 31, 2024	704,609	$29.59	$9.19

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023, was $0.0 million, and $0.2 million, respectively.

At March 31, 2024, under the 2006 Plan, the exercise price for the 43,693 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 0.35 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions: a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2024, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	October 24,	March 18,	February 18,	May 3,
	2017	2017	2018	2019	2019	2020	2021	2021
Number of options granted	40,000	93,819	98,100	155,780	25,000	155,000	100,000	12,000
Options outstanding at March 31, 2024	20,000	38,033	51,067	124,864	25,000	77,777	87,350	12,000
Number exercisable at March 31, 2024	20,000	38,033	51,067	124,864	25,000	77,777	87,350	12,000
Exercise price	$13.00	$15.41	$21.21	$47.58	$20.89	$14.85	$51.75	$47.76
Remaining lives	2.87	3.13	3.94	4.97	5.57	5.97	6.89	7.09
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	1.58%	0.79%	0.56%	0.84%
Expected volatility	27.44%	26.92%	28.76%	30.95%	31.93%	35.72%	28.69%	29.03%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	–	–	0.83%	0.42%	0.95%	1.49%	0.55%	0.59%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$6.27	$4.41	$13.77	$13.06

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,	March 11,
	2021	2022	2022	2023	2024
Number of options granted	7,500	100,000	14,827	77,519	54,289
Options outstanding at March 31, 2024	7,500	70,690	14,827	77,519	54,289
Number exercisable at March 31, 2024	7,500	47,442	9,935	77,519	–
Exercise price	$45.05	$30.46	$31.39	$20.71	$27.19
Remaining lives	7.13	7.96	8.08	9.12	9.95
Risk free interest rate	0.84%	2.10%	2.92%	3.41%	4.06%
Expected volatility	31.50%	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	6.000	5.186	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45	$9.21

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.3 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively. Total unrecognized compensation expense related to options at March 31, 2024, is $0.3 million, which will be expensed over 0.75 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of March 31, 2024, there are 447,266 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of March 31, 2024.

	March 18,	February 18,	March 14,	May 4,	March 1,
	2020	2021	2022	2023	2024
Number of PRSUs granted	94,000	100,000	49,996	133,578	111,321
PRSUs outstanding at March 31, 2024	80,910	82,190	40,325	132,520	111,321
Fair value as of grant date	$14.85	$51.75	$30.46	$22.25	$26.52
Remaining lives	0.75	1.75	2.75	1.75	2.75

The Company recorded compensation expense related to the PRSUs of approximately $0.9 million and $0.5 million in the consolidated statements of income for the three months ended March 31, 2024 and 2023, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2024, is $6.1 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 325,523 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of March 31, 2024.

	March 14,	March 14,	April 29,	May 5,	May 8,	March 1,	March 11,
	2022	2022	2022	2023	2023	2024	2024
Number of RSUs granted	50,004	28,726	4,522	130,873	20,101	105,257	18,389
RSUs outstanding at March 31, 2024	39,367	9,481	4,522	128,406	20,101	105,257	18,389
Fair value as of grant date	$30.46	$30.46	$31.39	$22.25	$21.77	$26.52	$27.19
Remaining lives	2.75	0.75	2.75	2.00	0.10	3.00	0.75

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.9 million and $0.3 million for the three months ended March 31, 2024 and 2023. Total unrecognized compensation expense related to RSUs at March 31, 2024, is $5.1 million, which will be expensed over 2.52 years.

Note 14. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of Standard Diversified, Inc. (“SDI”) with a TPB subsidiary (“Merger Sub”)pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. The parties attended a mediation in late November 2022 where a settlement was reached. On December 12, 2023, the Court approved the settlement and dismissed the action with prejudice. As of December 31, 2023, the Company recorded a $4.0 million receivable in other current assets, and a corresponding gain on settlement in other income on its Consolidated Statement of Income for the year ended December 31, 2023. These funds were received in January 2024.

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

Note 15. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2024			2023
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$12,010			$7,597

Denominator
Weighted average		17,654,684	$0.68		17,531,414	$0.43

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$12,010			$7,597
Interest expense related to Convertible Senior Notes, net of tax	731			954
Diluted net income attributable to Turning Point Brands. Inc.	$12,741			$8,551

Denominator
Basic weighted average		17,654,684			17,531,414
Convertible Senior Notes		2,218,018			3,029,699
Stock options and restricted stock units		297,612			108,039
		20,170,314	$0.63		20,669,152	$0.41

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

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2024	2023
Net sales
Zig-Zag products	$46,697	$41,887
Stoker’s products	36,367	33,662
Total Zig-Zag and Stoker’s products	$83,064	$75,549
Creative Distribution Solutions	13,994	25,407
Total	$97,058	$100,956

Gross profit
Zig-Zag products	$27,538	$22,390
Stoker’s products	20,815	19,465
Total Zig-Zag and Stoker’s products	$48,353	$41,855
Creative Distribution Solutions	3,559	6,762
Total	$51,912	$48,617

Operating income (loss)
Zig-Zag products	$18,000	$13,641
Stoker’s products	15,396	14,563
Corporate unallocated (1)(2)	(14,127)	(10,623)
Total Zig-Zag and Stoker’s products	$19,269	$17,581
Creative Distribution Solutions	(3)	261
Total	$19,266	$17,842

Interest expense, net	3,479	4,010
Investment (income) loss	(119)	4,799
Gain on extinguishment of debt	–	(777)

Income before income taxes	$15,906	$9,810

Capital expenditures
Zig-Zag products	$166	$973
Stoker’s products	200	1,462
Total Zig-Zag and Stoker’s products	$366	$2,435
Creative Distribution Solutions	–	–
Total	$366	$2,435

Depreciation and amortization
Zig-Zag products	$274	$267
Stoker’s products	879	706
Total Zig-Zag and Stoker’s products	$1,153	$973
Creative Distribution Solutions	570	574
Total	$1,723	$1,547

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)	Includes costs related to PMTA of $0.8 million in 2024 and $0.1 million in 2023.

	March 31,	December 31,
	2024	2023
Assets
Zig-Zag products	$176,629	$177,135
Stoker’s products	187,794	174,994
Corporate unallocated (1)	194,702	190,223
Total Zig-Zag and Stoker’s products	$559,125	$542,352
Creative Distribution Solutions	27,191	27,004
Total	$586,316	$569,356

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while Creative Distribution Solutions sales are made business to business and business to consumer, both online and through our corporate retail stores. Creative Distribution Solutions net sales are broken out by sales channel below.

	Creative Distribution Solutions Segment
	Three Months Ended
	March 31,
	2024	2023

Business to Business	$12,585	$22,493
Business to Consumer - Online	1,380	2,810
Other	29	104
Total	$13,994	$25,407

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended
	March 31,
	2024	2023
Domestic	$89,910	$93,860
Foreign	7,148	7,096
Total	$97,058	$100,956

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

Income Statement for the Three Months Ended March 31, 2024 and 2023 (unaudited):

	Three Months Ended March 31
	2024			2023
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$83,064	$13,994	$97,058	$75,549	$25,407	$100,956
Cost of sales	34,711	10,435	45,146	33,694	18,645	52,339
Gross profit	48,353	3,559	51,912	41,855	6,762	48,617
Selling, general, and administrative expenses	29,084	3,562	32,646	24,274	6,501	30,775
Operating income (loss)	19,269	(3)	19,266	17,581	261	17,842
Interest expense, net	3,479	–	3,479	4,010	–	4,010
Investment (gain) loss	(119)	–	(119)	4,799	–	4,799
Gain on extinguishment of debt	–	–	–	(777)	–	(777)
Income (loss) before income taxes	15,909	(3)	15,906	9,549	261	9,810
Income tax expense (benefit)	3,728	(1)	3,727	2,402	66	2,468
Consolidated net income (loss)	12,181	(2)	12,179	7,147	195	7,342
Net income (loss) attributable to non-controlling interest	169	–	169	(255)	–	(255)
Net income (loss) attributable to Turning Point Brands, Inc.	$12,012	$(2)	$12,010	$7,402	$195	$7,597

Balance Sheet as of March 31, 2024 (unaudited):

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$126,066	$4,837	$–	$130,903
Accounts receivable, net	8,198	–	–	8,198
Inventories, net	99,381	6,086	–	105,467
Other current assets	32,836	1,601	–	34,437
Total current assets	266,481	12,524	–	279,005
Property, plant, and equipment, net	24,705	85	–	24,790
Deferred income taxes	1,426	–	–	1,426
Right of use assets	10,764	104	–	10,868
Deferred financing costs, net	2,305	–	–	2,305
Goodwill	136,365	–	–	136,365
Other intangible assets, net	66,199	13,978	–	80,177
Master Settlement Agreement (MSA) escrow deposits	28,427	–	–	28,427
Other assets	22,453	500	–	22,953
Investment in unrestricted subsidiaries	62,732	–	(62,732)	–
Total assets	$621,857	$27,191	$(62,732)	$586,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,596	$338	$–	$18,934
Accrued liabilities	29,618	1,356	–	30,974
Current portion of long-term debt	59,397	–	–	59,397
Total current liabilities	107,611	1,694	–	109,305
Notes payable and long-term debt	306,496	–	–	306,496
Lease liabilities	9,327	33	–	9,360
Total liabilities	423,434	1,727	–	425,161

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	197,232	25,464	(62,732)	159,964
Non-controlling interest	1,191	–	–	1,191
Total stockholders’ equity	198,423	25,464	(62,732)	161,155
Total liabilities and stockholders’ equity	$621,857	$27,191	$(62,732)	$586,316

Balance Sheet as of December 31, 2023:

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$116,725	$1,161	$–	$117,886
Accounts receivable, net	9,989	–	–	9,989
Inventories, net	91,679	7,281	–	98,960
Other current assets	36,937	3,844	–	40,781
Total current assets	255,330	12,286	–	267,616
Property, plant, and equipment, net	25,142	158	–	25,300
Deferred income taxes	1,468	–	–	1,468
Right of use assets	11,359	121	–	11,480
Deferred financing costs, net	2,450	–	–	2,450
Goodwill	136,250	–	–	136,250
Other intangible assets, net	66,490	14,452	–	80,942
Master Settlement Agreement (MSA) escrow deposits	28,684	–	–	28,684
Other assets	15,166	–	–	15,166
Investment in unrestricted subsidiaries	48,229	–	(48,229)	–
Total assets	$590,568	$27,017	$(48,229)	$569,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,781	$626	$–	$8,407
Accrued liabilities	32,052	1,583	–	33,635
Current portion of long-term debt	58,294	–	–	58,294
Total current liabilities	98,127	2,209	–	100,336
Notes payable and long-term debt	307,064	–	–	307,064
Lease liabilities	9,898	52	–	9,950
Total liabilities	415,089	2,261	–	417,350

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	174,449	24,756	(48,229)	150,976
Non-controlling interest	1,030	–	–	1,030
Total stockholders’ equity	175,479	24,756	(48,229)	152,006
Total liabilities and stockholders’ equity	$590,568	$27,017	$(48,229)	$569,356

Note 18. Dividends and Share Repurchases

A dividend of $0.07 per common share was paid on April 12, 2024, to shareholders of record at the close of business on March 22, 2024.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022, in each case bringing the aggregate approval back to $50.0 million. In the first quarter of 2024, the Company repurchased $2.1 million of common stock, with $25.1 million remaining available for share repurchases under the program at March 31, 2024.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2023, and as compared with the three months ended March 31, 2023.  The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

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

Products

We operate in three segments: Zig-Zag Products, Stoker’s Products and Creative Distribution Solutions. In our Zig-Zag Products segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps; and (iii) CLIPPER reusable lighters and other accessories.  In addition, we have a majority stake in Turning Point Brands Canada which is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. In our Stoker’s Products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market loose leaf chewing tobacco products. In our Creative Distribution Solutions segment, we (i) market and distribute liquid nicotine products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi B2C online platform.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

●	Our ability to further penetrate markets with our existing products;
●	Our ability to introduce new products and product lines that complement our core business;
●	Decreasing interest in some tobacco products among consumers;
●	Price sensitivity in our end-markets;
●	Marketing and promotional initiatives, which cause variability in our results;
●	Costs and increasing regulation of promotional and advertising activities;
●	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation and the interest rate environment;
●	Labor and production costs;
●	Cost of complying with regulation, including the “deeming regulation”;
●	Increasing and unpredictable regulation and/or marketing order decisions impacting Creative Distribution Solutions products;
●	Counterfeit and other illegal products in our end-markets;
●	Currency fluctuations;
●	Our ability to identify attractive acquisition opportunities; and
●	Our ability to successfully integrate acquisitions.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company.

Recent Developments

Non-Marketable Equity Investments

In January 2024, the Company invested $0.8 million in Teaza Energy, LLC (“TeaZa”), an innovative brand of flavorful oral pouch products designed as a healthier alternative to high energy drinks and other oral stimulants. The Company’s investment is comprised of $0.5 million in cash and a $0.3 million payable to be offset against the Company’s allocated portion of future profit distributions.

Results of Operations

Comparison of the Three Months Ended March 31, 2024, to the Three Months Ended March 31, 2023

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$46,697	$41,887	11.5%
Stoker’s products	36,367	33,662	8.0%
Total Zig-Zag and Stoker’s products	83,064	75,549	9.9%
Creative Distribution Solutions	13,994	25,407	-44.9%
Total net sales	97,058	100,956	-3.9%
Cost of sales	45,146	52,339	-13.7%
Gross profit
Zig-Zag products	27,538	22,390	23.0%
Stoker’s products	20,815	19,465	6.9%
Total Zig-Zag and Stoker’s products	48,353	41,855	15.5%
Creative Distribution Solutions	3,559	6,762	-47.4%
Total gross profit	51,912	48,617	6.8%

Selling, general, and administrative expenses	32,646	30,775	6.1%
Operating income	19,266	17,842	8.0%
Interest expense, net	3,479	4,010	-13.2%
Investment (gain) loss	(119)	4,799	-102.5%
Gain on extinguishment of debt	–	(777)	NM
Income before income taxes	15,906	9,810	62.1%
Income tax expense	3,727	2,468	51.0%
Consolidated net income	12,179	7,342	65.9%
Net income (loss) attributable to non-controlling interest	169	(255)	-166.3%
Net income attributable to Turning Point Brands, Inc.	$12,010	$7,597	58.1%

Net Sales:  For the three months ended March 31, 2024, consolidated net sales decreased to $97.1 million from $101.0 million for the three months ended March 31, 2023, a decrease of $3.9 million or 3.9%.

For the three months ended March 31, 2024, net sales in the Zig-Zag Products segment increased to $46.7 million from $41.9 million for the three months ended March 31, 2023, an increase of $4.8 million or 11.5%. The increase in net sales was driven by growth in our U.S. papers and wraps businesses, partially offset by declines in sales in our Clipper business against trade load in prior year.

For the three months ended March 31, 2024, net sales in the Stoker’s Products segment increased to $36.4 million from $33.7 million for the three months ended March 31, 2023, an increase of $2.7 million or 8.0%. For the three months ended March 31, 2024, volume increased 0.1% and price/product mix increased 7.9%. The increase in net sales was driven by mid-single-digit growth of Stoker’s® MST and triple-digit growth of our modern oral product FRE, partially offset by mid-single-digit decline in loose-leaf chewing tobacco.

For the three months ended March 31, 2024, net sales in the Creative Distribution Solutions segment decreased to $14.0 million from $25.4 million for the three months ended March 31, 2023, a decrease of $11.4 million or 44.9%. The decrease in net sales was primarily the result of lower volumes in the liquid nicotine distribution business and our strategic decision to eliminate certain unprofitable brands and to focus on a narrower set of products.

Gross Profit:  For the three months ended March 31, 2024, consolidated gross profit increased to $51.9 million from $48.6 million for the three months ended March 31, 2023, an increase of $3.3 million or 6.8%. Gross profit as a percentage of net sales increased to 53.5% for the three months ended March 31, 2024, compared to 48.2% for the three months ended March 31, 2023 driven by product mix in our Zig-Zag Products segment.

For the three months ended March 31, 2024, gross profit in the Zig-Zag Products segment increased to $27.5 million from $22.4 million for the three months ended March 31, 2023, an increase of $5.1 million or 23.0%. Gross profit as a percentage of net sales increased to 59.0% of net sales for the three months ended March 31, 2024, from 53.5% of net sales for the three months ended March 31, 2023, driven primarily by product mix.

For the three months ended March 31, 2024, gross profit in the Stoker’s Products segment increased to $20.8 million from $19.5 million for the three months ended March 31, 2023, an increase of $1.3 million or 6.9%. Gross profit as a percentage of net sales decreased to 57.2% of net sales for the three months ended March 31, 2024, from 57.8% of net sales for the three months ended March 31, 2023, primarily as a result of product mix, as net sales of FRE were higher and have lower margins than other products in the segment.

For the three months ended March 31, 2024, gross profit in the Creative Distribution Solutions segment decreased to $3.6 million from $6.8 million for the three months ended March 31, 2023, a decrease of $3.2 million or 47.4%. Gross profit as a percentage of net sales decreased to 25.4% of net sales for the three months ended March 31, 2024, from 26.6% of net sales for the three months ended March 31, 2023, primarily as a result of channel mix and our strategic decision to eliminate certain unprofitable brands and to focus on a narrower set of products.

Selling, General, and Administrative Expenses:  For the three months ended March 31, 2024, selling, general, and administrative expenses increased to $32.6 million from $30.8 million for the three months ended March 31, 2023, an increase of $1.9 million or 6.1%. Selling, general and administrative expenses in the three months ended March 31, 2024, included $2.1 million of stock options, restricted stock and incentives expense, $0.8 million of expense related to PMTA, $1.3 million of expense related to corporate restructuring, and $0.1 million of expense related to the new ERP and CRM systems. Selling, general and administrative expenses in the three months ended March 31, 2023, included $0.7 million of stock options, restricted stock and incentives expense, $0.2 million of expense related to PMTA and $0.1 million of consulting expense related to the scoping and mobilization of the new ERP and CRM systems.

Interest Expense, net:  For the three months ended March 31, 2024, interest expense, net decreased to $3.5 million from $4.0 million for the three months ended March 31, 2023 as a result of increased interest income on cash deposits as a result of rising interest rates.

Investment (Gain) Loss:  For the three months ended March 31, 2024, we had an investment gain of $0.1 million compared to a $4.8 million loss for the three months ended March 31, 2023. The change is a result of an impairment charge recognized on our investment in Docklight for $4.9 million in the first quarter of 2023.

Gain on Extinguishment of Debt: There was no gain or loss on extinguishment of debt for the three months ended March 31, 2024 compared to a $0.8 million gain for the three months ended March 31, 2023 as a result of repurchasing $13.9 million of Convertible Senior Notes in the first quarter of 2023.

Income Tax Expense:  Our income tax expense of $3.7 million was 23.4% of income before income taxes for the three months ended March 31, 2024. Our effective income tax rate was 25.2% for the three months ended March 31, 2023.

Net Income (Loss) Attributable to Non-Controlling Interest:  Net gain attributable to non-controlling interest was $0.2 million for the three months ended March 31, 2024 compared to $0.3 million net loss for the three months ended March 31, 2023.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended March 31, 2024 and 2023, was $12.0 million and $7.6 million, respectively.

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

(in thousands)	Three Months Ended March 31,
	2024	2023
Net income attributable to Turning Point Brands, Inc.	$12,010	$7,597
Add:
Interest expense, net	3,479	4,010
Gain on extinguishment of debt	–	(777)
Income tax expense	3,727	2,468
Depreciation expense	837	776
Amortization expense	886	771
EBITDA	$20,939	$14,845
Components of Adjusted EBITDA
Corporate and CDS restructuring (a)	1,261	–
ERP/CRM (b)	138	138
Stock options, restricted stock, and incentives expense (c)	2,062	743
Transactional expenses and strategic initiatives (d)	30	4
FDA PMTA (e)	841	158
Non-cash asset impairment (f)	–	4,897
Adjusted EBITDA	$25,271	$20,785

(a)	Represents costs associated with corporate and CDS restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”).
(f)	Represents impairment of investment assets.

Liquidity and Capital Resources

As of March 31, 2024, we have $130.9 million of cash on hand and have $59.0 million of availability under the 2023 ABL Facility. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our Convertible Senior Notes, with an outstanding balance of $118.5 million as of March 31, 2024, mature in July 2024. On November 7, 2023, one of our wholly-owned subsidiaries entered into the 2023 ABL Facility to refinance up to $75.0 million of the Convertible Senior Notes at maturity. As a result, we classified $59.0 million (our current availability under the 2023 ABL Facility based on borrowing base calculations) related to the Convertible Senior Notes in long-term liabilities on our March 31, 2024 Consolidated Balance Sheet. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to address the remaining balance of the Convertible Senior Notes maturing in July, and to satisfy our operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less cash and current liabilities, decreased to $38.8 million at March 31, 2024, compared with $49.4 million at December 31, 2023. The decrease in working capital is primarily a result of the timing of inventory payments as well as $3.0 million insurance deposits being invested in investments.

	As of
(in thousands)	March 31, 2024	December 31, 2023

Current assets	$148,102	$149,730
Current liabilities	109,305	100,336
Working capital	$38,797	$49,394

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash provided by operating activities was $22.6 million compared to net cash provided by operating activities of $15.4 million for the three months ended March 31, 2023, an increase of $7.2 million, primarily due to the timing of changes in other working capital and net income from operations.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $8.0 million compared to net cash used in investing activities of $2.4 million for the three months ended March 31, 2023, an increase in cash used in investing activities of $5.6 million, primarily due to an increase in purchases of captive insurance investments.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $4.6 million compared to net cash used in financing activities of $14.6 million for the three months ended March 31, 2023, a decrease of $10.0 million, primarily due to an increase in repurchases of common stock of $2.1 million during the period, offset by $13.0 million in repurchases of Convertible Senior Notes during the same period in 2023.

Dividends and Share Repurchase

A dividend of $0.07 per common share was paid on April 12, 2024, to shareholders of record at the close of business on March 22, 2024.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022. In the first quarter of 2024, the Company repurchased $2.1 million of common stock, with $25.1 million remaining available for share repurchases under the program as of March 31, 2024.

Long-Term Debt

Notes payable and long-term debt consisted of the following at March 31, 2024 and December 31, 2023, in order of preference:

	March 31, 2024	December 31, 2023
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	118,541	118,541
Gross notes payable and long-term debt	368,541	368,541
Less deferred finance charges	(2,648)	(3,183)
Less current maturities	(59,397)	(58,294)
Notes payable and long-term debt	$306,496	$307,064

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

The Company may redeem the Senior Secured Notes, in whole or in part, at any time, at the redemption prices (expressed as a percentage of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, on the Senior Secured Notes to be redeemed to (but not including) the applicable redemption date if redeemed during the period indicated below:

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. The Senior Secured Notes Indenture provides for customary events of default. We were in compliance with all covenants as of March 31, 2024.

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the straight-line method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, we also entered into a $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”).  This facility was terminated in November 2023 in connection with the entry by a subsidiary of the Company in a new asset-backed revolving credit facility. See “2023 ABL Facility” below. We incurred debt issuance costs attributable to the issuance of the 2021 Revolving Credit Facility of $0.5 million, with the remaining $0.2 million written off to gain on debt extinguishment upon termination of the facility.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $1.2 million outstanding under the facility and has an available balance of $59.0 million based on the borrowing base as of March 31, 2024.

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

In 2023, a wholly owned subsidiary of the Company repurchased $44.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $1.9 million gain on extinguishment of debt. The repurchased notes continue to be held by our subsidiary and may be resold subject to compliance with applicable securities law. As of March 31, 2024, $118.5 million aggregate principal remains outstanding and held by third parties.

The Convertible Senior Notes held by third parties are convertible into approximately 2,219,704 shares of TPB Common Stock under certain circumstances prior to maturity at a conversion rate of 18.7252 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.40 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. The conversion price is adjusted periodically as a result of dividends paid by the Company in excess of pre-determined thresholds of $0.04 per share. Upon conversion, the Company may pay cash, shares of common stock or a combination of cash and stock, as determined by the Company at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2024.

As discussed above, on November 7, 2023, a wholly-owned subsidiary of the Company entered into the 2023 ABL Facility to refinance up to $75.0 million of the Convertible Senior notes at maturity. As a result, the Company classified $59.0 million related to the Convertible Senior Notes in Notes payable and long-term debt on the Company’s March 31, 2024 Consolidated Balance Sheets. Based on current liquidity, free cash flow generation and availability under the 2023 ABL Facility, the Company believes it will have sufficient liquidity to address the maturity of the remaining Convertible Senior Notes.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the straight-line method over the expected life of the Convertible Senior Notes.

In connection with the Convertible Senior Notes offering, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.40 per share and a cap price of $82.86 per share, and are exercisable when, and if, the Convertible Senior Notes are converted. The Company paid $20.53 million for these capped calls at the time they were entered into and charged that amount to additional paid-in capital.

Off-balance Sheet Arrangements

During the three months ended March 31, 2024, the Company executed no foreign exchange contracts meeting hedge accounting requirements. At March 31, 2024, we had foreign currency contracts outstanding for the purchase of €9.2 million and sale of €9.2 million, with maturities ranging from April to September 2024. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at March 31, 2024. During 2023, we executed various foreign exchange contracts for the purchase of €20.1 million and sale of €15.2 million. At December 31, 2023, we had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2023.

Inflation

Inflation in general, coupled with increases in gas prices have had a substantial negative effect on the purchasing power of consumers. While historically, we have been able to increase prices at a rate equal to or greater than that of inflation, doing so would be difficult in the current inflationary environment. However, we have implemented price increases in areas where doing so has been feasible. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement regarding our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the quarter ended March 31, 2024, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2023 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2023 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2023 Annual Report on Form 10-K, during the three months ended March 31, 2024. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2023 Annual Report on Form 10-K filed with the SEC.

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

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), as of March 31, 2024. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, during our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, we concluded that our internal control over financial reporting was not effective solely due to the existence of the following material weakness:

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

The material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded through testing that these controls are operating effectively.

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

See ‘Risk Factors—We are subject to significant product liability litigation’ within our 2023 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2023 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2023 Annual Report on Form 10-K.

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

The following table includes information regarding purchases of our common stock made by us during the quarter ended March 31, 2024 in connection with the repurchase program described above.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	3,015	$26.32	–	$27,197,886
February 1 to February 29	39,429	$24.84	–	$27,197,886
March 1 to March 31	83,420	$27.94	72,545	$25,118,746
Total	125,864		72,545

(1)
The total number of shares purchased includes shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards, which totaled 3,015 shares in January, 39,429 shares in February and 10,875 shares in March. Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1
Employment Agreement by and between the Company and Andrew Flynn, dated as of March 6, 2024  (incorporated herein by reference to Exhibit 10.1 of Turning Point Brands, Inc’s Current Report on Form 8-K filed with the Commission on March 12, 2024 (File No. 001-37763)).

10.2	Employment Agreement by and between the Company and David Glazek, dated as of March 29, 2024.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Graham Purdy.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Andrew Flynn.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 2, 2024, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

By: /s/ Andrew Flynn
Name: Andrew Flynn
Title: Chief Financial Officer

By: /s/ Brian Wigginton
Name: Brian Wigginton
Title: Chief Accounting Officer

Date: May 2, 2024