Form 10-Q
period 2024-06-30
Turning Point Brands, Inc.
filed 2024-08-01
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

At July 26, 2024, there were 17,714,070 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources and the damage caused by illicit products to our brand equity;
●	contamination of our tobacco supply or products;
●	uncertainty and continued evolution of the markets for our products;
●	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
●	substantial and increasing regulation and changes in U.S. Food and Drug Administration (“FDA”) enforcement priorities;
●	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
●	many of our products contain nicotine, which is considered to be a highly addictive substance;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	possible significant increases in federal, state and local municipal tobacco- and nicotine-related taxes;
●	our products are marketed pursuant to a policy of FDA enforcement priorities which could change, and our products could become subject to increased regulatory burdens by the FDA;
●	uncertainty related to the PMTA application process;
●	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
●	increase in state and local regulation of our products has been proposed or enacted;
●	increase in tax of our products could adversely affect our business;
●	sensitivity of end-customers to increased sales taxes and economic conditions, including as a result of inflation and other declines in purchasing power;
●	possible increasing international control and regulation;
●	failure to comply with environmental, health and safety regulations;
●	imposition of significant tariffs on imports into the U.S.;
●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	significant product liability litigation;
●	our amount of indebtedness;
●	the terms of our indebtedness, which may restrict our current and future operations;
●	our ability to establish and maintain effective internal controls over financial reporting;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
	(unaudited)
	June 30,	December 31,
ASSETS	2024	2023
Current assets:
Cash	$142,159	$117,886
Accounts receivable, net of allowances of $54 in 2024 and $78 in 2023	12,557	9,989
Inventories, net	102,333	98,960
Other current assets	32,688	40,781
Total current assets	289,737	267,616
Property, plant, and equipment, net	26,441	25,300
Deferred income taxes	1,177	1,468
Right of use assets	10,305	11,480
Deferred financing costs, net	2,145	2,450
Goodwill	136,307	136,250
Other intangible assets, net	79,393	80,942
Master Settlement Agreement (MSA) escrow deposits	28,407	28,684
Other assets	17,644	15,166
Total assets	$591,556	$569,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,919	$8,407
Accrued liabilities	30,428	33,635
Current portion of long-term debt	118,470	58,294
Total current liabilities	160,817	100,336
Notes payable and long-term debt	247,960	307,064
Lease liabilities	8,834	9,950
Total liabilities	$417,611	$417,350

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	–	–
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,126,521 issued shares and 17,703,166 outstanding shares at June 30, 2024, and 19,922,137 issued shares and 17,605,677 outstanding shares at December 31, 2023	201	199
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	–	–
Additional paid-in capital	121,948	119,075
Cost of repurchased common stock (2,423,355 shares at June 30, 2024 and 2,316,460 shares December 31, 2023)	(81,144)	(78,093)
Accumulated other comprehensive loss	(3,072)	(2,648)
Accumulated earnings	134,917	112,443
Non-controlling interest	1,095	1,030
Total stockholders’ equity	173,945	152,006
Total liabilities and stockholders’ equity	$591,556	$569,356

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share and per share data)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales (1)	$108,512	$105,595	$205,570	$206,551
Cost of sales	54,671	53,117	99,817	105,456
Gross profit	53,841	52,478	105,753	101,095
Selling, general, and administrative expenses	32,753	31,933	65,399	62,708
Other operating income	(1,674)	–	(1,674)	–
Operating income	22,762	20,545	42,028	38,387
Interest expense, net	2,991	4,019	6,470	8,029
Investment loss	2,439	4,080	2,320	8,879
Gain on extinguishment of debt	–	(600)	–	(1,377)
Income before income taxes	17,332	13,046	33,238	22,856
Income tax expense	4,415	3,338	8,142	5,806
Consolidated net income	12,917	9,708	25,096	17,050
Net (loss) income attributable to non-controlling interest	(87)	(217)	82	(472)
Net income attributable to Turning Point Brands, Inc.	$13,004	$9,925	$25,014	$17,522

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.74	$0.56	$1.42	$1.00
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.68	$0.53	$1.31	$0.94
Weighted average common shares outstanding:
Basic	17,656,732	17,584,241	17,655,713	17,556,030
Diluted	20,156,854	20,409,943	20,160,139	20,538,947

(1)	Net sales include excise taxes billed to customers of $0.8 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. Net sales include excise taxes billed to customer of $1.5 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30
	2024	2023
Consolidated net income	$12,917	$9,708

Other comprehensive income (loss), net of tax
Unrealized loss on MSA investments, net of tax of $4 in 2024 and $116 in 2023	(15)	(365)
Foreign currency translation, net of tax of $0 in 2024 and 2023	(26)	(169)
Unrealized gain (loss) on derivative instruments, net of tax of $4 in 2024 and $150 in 2023	15	(472)
Unrealized loss on captive investments, net of tax of $0 in 2024	(7)	–
	(33)	(1,006)
Consolidated comprehensive income	12,884	8,702
Comprehensive loss attributable to non-controlling interest	(87)	(217)
Comprehensive income attributable to Turning Point Brands, Inc.	$12,971	$8,919

	Six Months Ended June 30,
	2024	2023
Consolidated net income	$25,096	$17,050

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on MSA investments, net of tax of $19 in 2024 and $60 in 2023	(257)	188
Foreign currency translation, net of tax of $0 in 2024 and 2023	(13)	(248)
Unrealized loss on derivative instruments, net of tax of $53 in 2024 and $259 in 2023	(171)	(815)
	(441)	(875)
Consolidated comprehensive income	24,655	16,175
Comprehensive income (loss) attributable to non-controlling interest	82	(472)
Comprehensive income attributable to Turning Point Brands, Inc.	$24,573	$16,647

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$25,096	$17,050
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	–	(1,377)
Loss on sale of property, plant, and equipment	7	44
Loss on MSA investments	6	–
Depreciation and other amortization expense	1,916	1,535
Amortization of other intangible assets	1,559	1,542
Amortization of deferred financing costs	1,393	1,225
Deferred income tax expense	363	659
Stock compensation expense	3,951	2,836
Noncash lease income	(85)	(29)
Loss on investments	2,722	8,989
Changes in operating assets and liabilities:
Accounts receivable	(2,489)	456
Inventories	(3,218)	(5,146)
Other current assets	4,863	3,769
Other assets	(279)	(4,548)
Accounts payable	3,565	2,500
Accrued liabilities and other	(3,293)	(1,972)
Net cash provided by operating activities	$36,077	$27,533

Cash flows from investing activities:
Capital expenditures	$(2,858)	$(2,993)
Purchases of investments	(7,934)	–
Proceeds from sale of investments	3,314	–
Purchases of non-marketable equity investments	(500)	–
Proceeds on the sale of property, plant and equipment	2	3
Restricted cash, MSA escrow deposits	4	–
Net cash used in investing activities	$(7,972)	$(2,990)

Cash flows from financing activities:
Convertible Senior Notes repurchased	$–	$(27,357)
Proceeds from call options	–	70
Payment of financing costs	(133)	–
Payment of dividends	(2,407)	(2,209)
Exercise of options	900	406
Redemption of options	(4)	(346)
Redemption of restricted stock units	(840)	–
Redemption of performance based restricted stock units	(1,212)	(995)
Common stock repurchased	(3,051)	–
Net cash used in financing activities	$(6,747)	$(30,431)

Net increase (decrease) in cash	$21,358	$(5,888)
Effect of foreign currency translation on cash	$(76)	$(8)

Cash, beginning of period:
Unrestricted	$117,886	$106,403
Restricted	4,929	4,929
Total cash at beginning of period	$122,815	$111,332

Cash, end of period:
Unrestricted	$142,159	$100,507
Restricted	1,938	4,929
Total cash at end of period	$144,097	$105,436

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$–	$42

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,279	$1,188

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands except share data)
(unaudited)
				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance April 1, 2024	17,627,817	$200	$119,792	$(80,172)	$(3,048)	$123,192	$1,191	$161,155

Unrealized loss on MSA investments, net of tax of $4	–	–	–	–	(15)	–	–	(15)
Unrealized gain on derivative instruments, net of tax of $4	–	–	–	–	15	–	–	15
Foreign currency translation, net of tax of $0	–	–	–	–	(17)	–	(9)	(26)
Unrealized loss on investments, net of tax of $0	–	–	–	–	(7)	–	–	(7)
Stock compensation expense	–	–	1,889	–	–	–	–	1,889
Exercise of options	61,249	–	897	–	–	–	–	897
Redemption of options	(168)	–	(4)	–	–	–		(4)
Cost of repurchased common stock	(34,350)	–	–	(972)	–	–	–	(972)
Issuance of performance based restricted stock units	3,214	–	–	–	–	–	–	–
Issuance of restricted stock units	68,343	1	78	–	–	–	–	79
Redemption of restricted stock units	(22,939)	–	(704)	–	–	–	–	(704)
Dividends	–	–	–	–	–	(1,279)	–	(1,279)
Net income	–	–	–	–	–	13,004	(87)	12,917
Ending balance June 30, 2024	17,703,166	$201	$121,948	$(81,144)	$(3,072)	$134,917	$1,095	$173,945

Beginning balance April 1, 2023	17,585,529	$199	$113,477	$(78,093)	$(2,234)	$85,133	$1,452	$119,934

Unrealized loss on MSA investments, net of tax of $116	–	–	–	–	(365)	–	–	(365)
Unrealized loss on derivative instruments, net of tax of $150	–	–	–	–	(472)	–	–	(472)
Foreign currency translation, net of tax of $0	–	–	–	–	(110)	–	(59)	(169)
Stock compensation expense	–	–	2,093	–	–	–	–	2,093
Exercise of options	4,416	–	49	–	–	–	–	49
Redemption of options	(15,985)	–	(346)	–	–	–	–	(346)
Issuance of performance restricted stock units	26,050	–	78	–	–	–	–	78
Redemption of performance restricted stock units	(4,431)	–	(105)	–	–	–	–	(105)
Settlement of call options, net of tax of $9	–	–	26	–	–	-	-	26
Dividends	–	–	–	–	–	(1,185)	–	(1,185)
Net income	–	–	–	–	–	9,925	(217)	9,708
Ending balance June 30, 2023	17,595,579	$199	$115,272	$(78,093)	$(3,181)	$93,873	$1,176	$129,246

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2024 and 2023
(dollars in thousands except share data)
(unaudited)

					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2024	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

Unrealized loss on MSA investments, net of tax of $19	–	–	–	–	(257)	–	–	(257)
Unrealized loss on derivative instruments, net of tax of $53	–	–	–	–	(171)	–	–	(171)
Foreign currency translation, net of tax of $0	–	–	–	–	4	–	(17)	(13)
Stock compensation expense	–	–	3,951	–	–	–	–	3,951
Exercise of options	61,447	–	900	–	–	–	–	900
Redemption of options	(168)	–	(4)	–	–	–	–	(4)
Cost of repurchased common stock	(106,895)	–	–	(3,051)	–	–	–	(3,051)
Issuance of performance based restricted stock units	129,323	1	–	–	–	–	–	1
Redemption of performance based restricted stock units	(48,177)	–	(1,212)	–	–	–	–	(1,212)
Issuance of restricted stock units	90,040	1	78	–	–	–	–	79
Redemption of restricted stock units	(28,081)	–	(840)	–	–	–	–	(840)
Dividends	–	–	–	–	–	(2,540)	–	(2,540)
Net income	–	–	–	–	–	25,014	82	25,096
Ending balance June 30, 2024	17,703,166	$201	$121,948	$(81,144)	$(3,072)	$134,917	$1,095	$173,945

Beginning balance January 1, 2023	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized gain on MSA investments, net of tax of $60	–	–	–	–	188	–	–	188
Unrealized loss on derivative instruments, net of tax of $259	–	–	–	–	(815)	–	–	(815)
Foreign currency translation, net of tax of $0	–	–	–	–	(161)	–	(87)	(248)
Stock compensation expense	–	–	2,836	–	–	–	–	2,836
Exercise of options	29,371	–	406	–	–	–	–	406
Redemption of options	(15,985)	–	(346)	–	–	–	–	(346)
Issuance of performance based restricted stock units	140,324	1	77	–	–	–	–	78
Redemption of performance based restricted stock units	(43,294)	–	(995)	–	–	–	–	(995)
Settlement of call options, net of tax of $17	–	–	52	–	–	–	–	52
Dividends	–	–	–	–	–	(2,340)	–	(2,340)
Net income	–	–	–	–	–	17,522	(472)	17,050
Ending balance June 30, 2023	17,595,579	$199	$115,272	$(78,093)	$(3,181)	$93,873	$1,176	$129,246

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
Note 1. Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. Its segments are led by its core proprietary and iconic brands: Zig-Zag® and CLIPPER® in the Zig-Zag Products segment and Stoker’s® along with Beech-Nut® and Trophy® in the Stoker’s Products segment. The Company’s products are available in more than 217,000 retail outlets in North America. The Company operates in three segments: (i) Zig-Zag Products, (ii) Stoker’s Products, and (iii) Creative Distribution Solutions (“CDS”, formerly known as NewGen).

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

Recent accounting pronouncements

Issued but not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances reportable segment disclosures by requiring disclosure of significant reportable segment expenses and other items regularly provided to the Chief Operating Decision Maker (“CODM”) and included within measures of a segment’s profit or loss. Additional requirements include the title and position of the CODM and an explanation of how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The guidance also expands interim disclosure requirements such that nearly all annual quantitative segment disclosures will be made on an interim basis. This guidance must be applied retrospectively to all prior periods presented and will become effective for the Company beginning with its fiscal 2024 annual financial statements and interim periods starting in fiscal 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects that enhanced disclosures will likely be required upon adoption.
In December 2023, the FASB issued guidance which enhances income tax disclosures to require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions under certain conditions. The guidance also requires disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This guidance will be effective for the Company beginning with its fiscal 2025 annual financial statements, with early adoption permitted. The guidance may be applied prospectively, while retrospective application is permitted. The Company is currently assessing the impact of this guidance and expects its incremental disclosures will likely be provided on a prospective basis upon adoption.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and variable interest entities for which the Company is considered the primary beneficiary. All significant intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and incentives, upon delivery of goods to the customer – at which time the Company’s performance obligation is satisfied - at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. The Company includes in its transaction price excise taxes on smokeless tobacco, cigars or other nicotine products billed to customers, and excludes sales taxes and value-added taxes imposed at the time of sale.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.3 million and $5.7 million for the three months ending June 30, 2024 and 2023, respectively. Shipping costs incurred were approximately $10.8 million and $11.9 million for the six months ending June 30, 2024 and 2023, respectively.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of June 30, 2024, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.4 million. At December 31, 2023, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.7 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of June 30, 2024			As of December 31, 2023
		Gross	Estimated		Gross	Estimated
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Losses	Value
Cash and cash equivalents	$1,938	$–	$1,938	$1,929	$–	$1,929
U.S. Governmental agency obligations (unrealized position < 12 months)	2,190	1	2,191	–	–	–
U.S. Governmental agency obligations (unrealized position > 12 months)	27,945	(3,667)	24,278	30,144	(3,389)	26,755
	$32,073	$(3,666)	$28,407	$32,073	$(3,389)	$28,684

As of
Maturities:	June 30, 2024
Less than one year	$2,250
One to five years	14,771
Five to ten years	11,159
Greater than ten years	1,955
Total	$30,135

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	June 30, 2024	December 31, 2023
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

Note 3. Derivative Instruments

Foreign Currency

During the six months ended June 30, 2024, the Company executed various foreign exchange contracts for the purchase and sale of €1.5 million with maturity dates ranging from October to December 2024.

At June 30, 2024, the Company had foreign currency contracts outstanding for the purchase of €6.1 million and sale of €6.1 million. The foreign currency contracts’ fair value at June 30, 2024, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities. At December 31, 2023, the Company had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The foreign currency contracts’ fair value at December 31, 2023, resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined in Note 10) bear interest at a rate of 5.625% per year. As of June 30, 2024, the fair value approximated $235.4 million, with a carrying value of $250 million. As of December 31, 2023, the fair value of the Senior Secured Notes approximated $234.9 million, with a carrying value of $250 million.

The Convertible Senior Notes (as defined in Note 10) bear interest at a rate of 2.50% per year, and the fair value of the Convertible Senior Notes without the conversion feature approximated $120.0 million, with a carrying value of $118.5 million as of June 30, 2024. As of December 31, 2023, the fair value of the Convertible Senior Notes without the conversion feature approximated $114.7 million, with a carrying value of $118.5 million.

See Note 10, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 5. Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2024	2023
Raw materials and work in process	$6,812	$5,201
Leaf tobacco	41,624	34,894
Finished goods - Zig-Zag Products	37,180	41,783
Finished goods - Stoker’s Products	9,776	8,090
Finished goods - Creative Distribution Solutions	5,348	7,281
Other	1,593	1,711
Inventories	$102,333	$98,960

The inventory valuation allowance was $20.2 million as of June 30, 2024 and $20.6 million as of December 31, 2023.

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

Note 6. Other Current Assets

Other current assets consist of:

	June 30,	December 31,
	2024	2023
Inventory deposits	$6,043	$5,707
Insurance deposit	–	3,000
Prepaid taxes	853	153
Settlement receivable	–	4,000
Insurance recovery receivable	15,181	15,181
Other	10,611	12,740
Total	$32,688	$40,781

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	June 30,	December 31,
	2024	2023
Land	$22	$22
Buildings and improvements	4,217	3,956
Leasehold improvements	7,955	5,440
Machinery and equipment	29,726	29,751
Furniture and fixtures	8,188	8,391
Gross property, plant and equipment	50,108	47,560
Accumulated depreciation	(23,667)	(22,260)
Property, plant and equipment, net	$26,441	$25,300

Note 8. Other Assets

Other assets consist of:

	June 30,	December 31,
	2024	2023
Non-marketable equity investments	$1,077	$2,405
Debt security investments	5,990	6,750
Capitalized software	5,869	5,923
Available-for-sale marketable securities	4,620	–
Other	88	88
Total	$17,644	$15,166

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

In January 2024, the Company invested $0.8 million to acquire an 18.744% stake in Teaza Energy, LLC (“TeaZa”). TeaZa is an innovative brand of flavorful oral pouch products that can be dipped or sipped, designed as a health-conscious alternative to high energy drinks and other conventional oral stimulants. The investment was comprised of $0.5 million in cash and a $0.3 million payable to be offset against the Company’s allocated portion of future profit distributions. The Company also has options to purchase, at fair value, up to 51.744% of the equity interest in TeaZa between September 30, 2024 and January 31, 2025, and up to 100% of the equity interest from February 1, 2025 to June 30, 2026. The Company accounts for its investment in TeaZa using the equity method of accounting.

In July 2021, the Company invested $8.0 million in Old Pal Holding Company LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal. The Company invested in the form of a convertible note which includes additional follow-on investment rights. The accrued interest of $0.2 million from July 2021 to July 2022 and $0.3 million from July 2022 to July 2023 was rolled into the convertible note in July 2022 and July 2023, respectively, resulting in a total investment of $9.5 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2027. Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three and six months ended June 30, 2024 and 2023. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of June 30, 2024. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in our Consolidated Statements of Income. Quarterly, we perform a qualitative assessment to determine if the fair value of the investment could be less than the amortized cost basis. In the fourth quarter of 2023, the Company determined the fair value to be $6.9 million and recorded an allowance for credit losses of $1.0 million included in investment loss at December 31, 2023. In the second quarter of 2024, the Company determined the fair value to be $6.3 million and recorded an allowance for credit losses of $0.8 million included in investment loss at June 30, 2024. The Company determines fair value based on third-party quantitative assessments using a Monte Carlo simulation (Level 3). The Company has recorded an accrued interest receivable of $0.3 million and $0.1 million at June 30, 2024 and December 31, 2023, respectively, in Other current assets on our Consolidated Balance Sheets.

In October 2020, the Company invested $1.8 million in BOMANI Cold Buzz, LLC (“Bomani”), a manufacturer of alcohol-infused cold brew coffee. In exchange, the Company received rights to receive equity in Bomani in the event of an equity financing. In the second quarter of 2024, due to market conditions in the cold brew, alcohol-infused caffeinated beverages industry, the Company has determined that the fair value of Bomani is zero, and thus recorded a $1.8 million impairment which is included in investment loss for the three and six months ended June 30, 2024.

In April 2021, the Company invested $8.7 million in Docklight Brands, Inc., a pioneering consumer products company with celebrated brands including Marley Natural® and Marley™. The Company has additional follow-on investment rights. As part of the investment, the Company has obtained exclusive U.S. distribution rights for Docklight’s Marley™ CBD topical products. In the first quarter of 2023, based on Docklight’s financial results and other operating difficulties, and the decline in the revenue multiples for public companies comparable to Docklight, the Company deemed the investment in Docklight was impaired resulting in a loss of $4.9 million which was recorded for the three months ended March 31, 2023. In the second quarter of 2023, based on a significant change in Docklight’s business model, the Company deemed its investment in Docklight fully impaired resulting in an additional loss of $3.8 million. Fair value for all periods presented was determined using a valuation derived from relevant revenue multiples (Level 3).

Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange IC, incorporated in the District of Columbia, to write a portion of its general product, and officer and director liability coverages under deductible reinsurance policies. Interchange IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange IC is a wholly-owned subsidiary of Turning Point Brands and is consolidated in the Company’s financial statements.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table.

	As of June 30, 2024
		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Corporate bonds	$2,202	$10	$2,212
U.S. Governmental agency obligations	1,799	(10)	1,789
Real estate investment trusts	616	3	619
	$4,617	$3	$4,620

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
June 30, 2024
Due within one year	$2,212
Due after ten years	1,789
Real estate investment trusts	619
Total investments at fair value	$4,620

Note 9. Accrued Liabilities

Accrued liabilities consist of:

	June 30,	December 31,
	2024	2023
Accrued payroll and related items	$5,377	$7,085
Customer returns and allowances	6,041	5,239
Taxes payable	1,070	3,821
Lease liabilities	2,594	2,678
Accrued interest	6,494	6,682
Other	8,852	8,130
Total	$30,428	$33,635

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	June 30,	December 31,
	2024	2023
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	118,541	118,541
Gross notes payable and long-term debt	368,541	368,541
Less deferred finance charges	(2,111)	(3,183)
Less current maturities	(118,470)	(58,294)
Notes payable and long-term debt	$247,960	$307,064

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The Senior Secured Notes Indenture provides for customary events of default. The Company was in compliance with all covenants as of June 30, 2024.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.6 million outstanding under the facility and has an available balance of $58.8 million based on the borrowing base as of June 30, 2024.

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

In the first and second quarters of 2023, a wholly owned subsidiary of the Company repurchased $13.9 million and $15.1 million, respectively, in aggregate principal amount of the Convertible Senior Notes on the open market resulting in gains on extinguishment of debt of $0.7 million and $0.6 million, respectively.  Including amounts repurchased in 2022 and the third quarter of 2023, a total of $54.0 million in aggregate principal amount of the Convertible Senior Notes had been repurchased as of June 30, 2024. The repurchased notes were retired on July 1, 2024, with $118.5 million aggregate principal remaining outstanding and held by third parties as of June 30, 2024.

The Convertible Senior Notes held by third parties were convertible into shares of TPB common stock, par value $0.01 per share (“Common Stock”) under certain circumstances prior to maturity. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2024.  The Convertible Senior Notes matured on July 15, 2024 and were retired with cash. As of June 30, 2024, $118.5 million aggregate principal is recorded in current liabilities on the Company’s Consolidated Balance Sheet.

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

The components of lease expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost
Cost of sales	$120	$129	$253	$257
Selling, general and administrative	476	503	940	1,024
Variable lease cost (1)	287	407	584	632
Short-term lease cost	–	7	–	13
Total	$883	$1,046	$1,777	$1,926

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financing lease cost
Selling, general and administrative	$174	$348	$340	$686
Interest expense, net	35	–	71	–
Variable lease cost (1)	36	–	36	–
Total	$245	$348	$447	$686

(1)	Variable lease cost includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

	June 30,	December 31,
	2024	2023
Assets:
Right of use assets - Operating	$8,144	$8,950
Right of use assets - Financing	2,161	2,530
Total lease assets	$10,305	$11,480

Liabilities:
Current lease liabilities - Operating (2)	$1,870	$1,991
Current lease liabilities - Financing (2)	724	687
Long-term lease liabilities - Operating	7,397	8,374
Long-term lease liabilities - Financing	1,437	1,576
Total lease liabilities	$11,428	$12,628

(2)	Reported within accrued liabilities on the balance sheets.

	Six Months Ended
	June 30,	June 30,
	2024	2023
Right of use assets obtained in exchange for lease obligations
Operating leases	$–	$–
Finance leases	$234	$39

Note 12. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2024 was 25.5% and 24.5%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2023 was 25.6% and 25.4%, respectively.

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

Note 13. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of June 30, 2024, net of forfeitures, there were 389,956 Restricted Stock Units (“RSUs”), 136,842 options and 88,641 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 774,613 shares available for future grant under the 2021 Plan.

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

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2022	683,214	$29.74	$9.24
Granted	77,519	20.71	6.45
Exercised	(33,851)	13.30	4.24
Forfeited	(69,931)	27.51	9.11
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Granted	54,289	27.19	9.21
Exercised	(61,447)	14.68	4.82
Forfeited	(31,249)	38.09	12.11
Outstanding, June 30, 2024	618,544	$30.42	$9.47

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023, was $1.1 million, and $0.2 million, respectively.

At June 30, 2024, under the 2006 Plan, the exercise price for the 22,676 outstanding options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 0.1 years. The Company estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options at the date of grant was determined using the Black-Scholes model with the following assumptions: a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield. Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At June 30, 2024, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2017	2018	2019	2020	2021
Number of options granted	40,000	93,819	98,100	155,780	155,000	100,000
Options outstanding at June 30, 2024	20,000	36,036	50,267	123,474	69,421	80,650
Number exercisable at June 30, 2024	20,000	36,036	50,267	123,474	69,421	80,650
Exercise price	$13.00	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	2.62	2.88	3.69	4.72	5.72	6.64
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	27.44%	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	–	–	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,	March 11,
	2021	2022	2022	2023	2024
Number of options granted	7,500	100,000	14,827	77,519	54,289
Options outstanding at June 30, 2024	7,500	64,708	12,004	77,519	54,289
Number exercisable at June 30, 2024	7,500	43,330	9,934	77,519	13,572
Exercise price	$45.05	$30.46	$31.39	$20.71	$27.19
Remaining lives	6.88	7.71	7.84	8.87	9.70
Risk free interest rate	0.84%	2.10%	2.92%	3.41%	4.06%
Expected volatility	31.50%	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	6.000	5.186	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45	$9.21

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.1 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, compensation expense related to the options was approximately $0.4 million and $0.5 million, respectively. Total unrecognized compensation expense related to options at June 30, 2024, is $0.2 million, which will be expensed over 0.50 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of June 30, 2024, there are 419,496 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of June 30, 2024.

	March 18,	February 18,	March 14,	May 4,	March 1,
	2020	2021	2022	2023	2024
Number of PRSUs granted	94,000	100,000	49,996	133,578	111,321
PRSUs outstanding at June 30, 2024	75,710	76,090	37,624	123,218	106,854
Fair value as of grant date	$14.85	$51.75	$30.46	$22.25	$26.52
Remaining lives	0.50	1.50	2.50	1.50	2.50

The Company recorded compensation expense related to the PRSUs of approximately $0.8 million and $0.6 million in the consolidated statements of income for the three months ended June 30, 2024 and 2023, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $1.7 million and $1.1 million in the consolidated statements of income for the six months ended June 30, 2024 and 2023, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at June 30, 2024, is $4.4 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 251,239 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of June 30, 2024.

	March 14,	March 14,	April 29,	May 5,	March 1,	March 11,	May 6,	May 8,
	2022	2022	2022	2023	2024	2024	2024	2024
Number of RSUs granted	50,004	28,726	4,522	130,873	105,257	18,389	4,785	16,905
RSUs outstanding at June 30, 2024	36,666	9,481	1,913	75,640	92,057	13,792	4,785	16,905
Fair value as of grant date	$30.46	$30.46	$31.39	$22.25	$26.52	$27.19	$33.44	$33.13
Remaining lives	2.50	0.50	2.50	1.75	2.75	0.50	2.75	0.50

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $1.0 million and $1.0 million for the three months ended June 30, 2024 and 2023. The Company recorded compensation expense related to the RSUs of approximately $1.9 million and $1.3 million for the  six months ended June 30, 2024 and 2023, respectively. Total unrecognized compensation expense related to RSUs at June 30, 2024, is $4.0 million, which will be expensed over 2.21 years.

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

The potential losses associated with any such lawsuits are not currently reasonably estimable and therefore are not accrued.

Note 15. Income Per Share

The Company calculates earnings per share using the treasury stock method for its options and non-vested restricted stock units, and the if-converted method for its Convertible Senior Notes.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2024			2023
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$13,004			$9,925

Denominator
Weighted average		17,656,732	$0.74		17,584,241	$0.56

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$13,004			$9,925
Interest expense related to Convertible Senior Notes, net of tax	731			846
Diluted net income attributable to Turning Point Brands. Inc.	$13,735			$10,771

Denominator
Basic weighted average		17,656,732			17,584,241
Convertible Senior Notes		2,220,057			2,625,714
Stock options and restricted stock units (1)		280,065			199,988
		20,156,854	$0.68		20,409,943	$0.53

	Six Months Ended June 30,
	2024			2023
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$25,014			$17,522

Denominator
Weighted average		17,655,713	$1.42		17,556,030	$1.00

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$25,014			$17,522
Interest expense related to Convertible Senior Notes	1,428			1,800
Diluted net income attributable to Turning Point Brands. Inc.	$26,442			$19,322

Denominator
Basic weighted average		17,655,713			17,556,030
Convertible Senior Notes		2,219,038			2,799,434
Stock options and restricted stock units (1)		285,388			183,483
		20,160,139	$1.31		20,538,947	$0.94

(1)
There were 0.2 million and 0.3 million outstanding stock options not included in the computation of diluted earnings per share in the three months ended June 30, 2024 and 2023, respectively, and 0.3 million and 0.3 million in the six months ended June 30, 2024 and 2023, respectively, because the effect would have been antidilutive.

Note 16. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: (1) Zig-Zag Products; (2) Stoker’s Products; and (3) Creative Distribution Solutions. The Zig-Zag Products segment markets and distributes (a) rolling papers, tubes, and related products; (b) finished cigars and MYO cigar wraps and (c) CLIPPER reusable lighters and other accessories. The Stoker’s Products segment (a) manufactures and markets moist snuff and (b) contracts for and markets loose leaf chewing tobacco products. The Creative Distribution Solutions segment (a) markets and distributes liquid vapor products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via VaporBeast; and (c) markets and distributes a wide assortment of products to individual consumers via the VaporFi B2C online platform. Products in the Zig-Zag Products and Stoker’s Products segments are distributed primarily through wholesale distributors in the U.S. and Canada while products in the Creative Distribution Solutions segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the U.S. Corporate unallocated includes the costs and assets of the Company not assigned to one of the three reportable segments and includes corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as costs related to the FDA premarket tobacco product application.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales
Zig-Zag products	$50,482	$46,722	$97,178	$88,609
Stoker’s products	42,743	36,056	79,111	69,718
Total Zig-Zag and Stoker’s products	$93,225	$82,778	$176,289	$158,327
Creative Distribution Solutions	15,287	22,817	29,281	48,224
Total	$108,512	$105,595	$205,570	$206,551

Gross profit
Zig-Zag products	$26,872	$26,422	$54,409	$48,812
Stoker’s products	23,524	19,968	44,339	39,433
Total Zig-Zag and Stoker’s products	$50,396	$46,390	$98,748	$88,245
Creative Distribution Solutions	3,445	6,088	7,005	12,850
Total	$53,841	$52,478	$105,753	$101,095

Operating income (loss)
Zig-Zag products	$18,260	$17,000	$36,259	$30,641
Stoker’s products	17,862	15,110	33,258	29,672
Total Zig-Zag and Stoker’s products	$36,122	$32,110	$69,517	$60,313
Creative Distribution Solutions	(108)	460	(110)	721
Total segment operating income	$36,014	$32,570	$69,407	$61,034
Corporate unallocated (1)(2)	(13,252)	(12,025)	(27,379)	(22,647)
Total	$22,762	$20,545	$42,028	$38,387

Interest expense, net	2,991	4,019	6,470	8,029
Investment (gain) loss	2,439	4,080	2,320	8,879
Gain on extinguishment of debt	–	(600)	–	(1,377)

Income before income taxes	$17,332	$13,046	$33,238	$22,856

Capital expenditures
Zig-Zag products	$2,022	$112	$2,188	$1,085
Stoker’s products	469	446	670	1,908
Total Zig-Zag and Stoker’s products	$2,491	$558	$2,858	$2,993
Creative Distribution Solutions	–	–	–	–
Total	$2,491	$558	$2,858	$2,993

Depreciation and amortization
Zig-Zag products	$341	$267	$545	$534
Stoker’s products	929	709	1,808	1,415
Total Zig-Zag and Stoker’s products	$1,270	$976	$2,353	$1,949
Creative Distribution Solutions	552	554	1,122	1,128
Total	$1,822	$1,530	$3,475	$3,077

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)
Includes costs related to PMTA of $1.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. Includes costs related to PMTA of $1.8 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

	June 30,	December 31,
	2024	2023
Assets
Zig-Zag products	$175,276	$177,135
Stoker’s products	189,062	174,994
Corporate unallocated (1)	199,500	190,223
Total Zig-Zag and Stoker’s products	$563,838	$542,352
Creative Distribution Solutions	27,718	27,004
Total	$591,556	$569,356

(1)	Includes assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag Products and Stoker’s Products segments are primarily comprised of sales made to wholesalers while Creative Distribution Solutions sales are made business-to-business and business-to-consumer, both online and through our corporate retail stores. Creative Distribution Solutions net sales are broken out by sales channel below.

	Creative Distribution Solutions Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Business to Business	$13,909	$20,038	$26,494	$42,531
Business to Consumer - Online	1,351	2,525	2,731	5,335
Other	27	254	56	358
Total	$15,287	$22,817	$29,281	$48,224

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Domestic	$100,119	$98,121	$190,029	$191,981
Foreign	8,393	7,474	15,541	14,570
Total	$108,512	$105,595	$205,570	$206,551

Note 17. Additional Information with Respect to Unrestricted Subsidiary

Under the terms of the Senior Secured Notes Indenture and Senior Secured Notes, the Company has designated its subsidiaries, South Beach Brands LLC, TPB Beast LLC and Intrepid Brands, LLC as “Unrestricted Subsidiaries”. South Beach Brands LLC is a holding company under which our liquid nicotine business TPB Beast LLC operating as Creative Distribution Solutions sits. As of April 1, 2024, Interchange IC, LLC was designated as an Unrestricted Subsidiary. The Company is required under the terms of the Senior Secured Notes Indenture and the Senior Secured Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is below.

Income Statements for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited):

	Three Months Ended June 30
	2024			2023
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$93,225	$15,287	$108,512	$82,778	$22,817	$105,595
Cost of sales	42,829	11,842	54,671	36,388	16,729	53,117
Gross profit	50,396	3,445	53,841	46,390	6,088	52,478
Selling, general, and administrative expenses	29,357	3,396	32,753	26,305	5,628	31,933
Other operating income	(1,674)	–	(1,674)	–	–	–
Operating income	22,713	49	22,762	20,085	460	20,545
Interest expense (income), net	3,112	(121)	2,991	4,019	–	4,019
Investment loss (gain)	2,596	(157)	2,439	4,080	–	4,080
Gain on extinguishment of debt	–	–	–	(600)	–	(600)
Income before income taxes	17,005	327	17,332	12,586	460	13,046
Income tax expense	4,332	83	4,415	3,220	118	3,338
Consolidated net income	12,673	244	12,917	9,366	342	9,708
Net loss attributable to non-controlling interest	(87)	–	(87)	(217)	–	(217)
Net income attributable to Turning Point Brands, Inc.	$12,760	$244	$13,004	$9,583	$342	$9,925

	Six Months Ended June 30
	2024			2023
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$176,289	$29,281	$205,570	$158,327	$48,224	$206,551
Cost of sales	77,541	22,276	99,817	70,082	35,374	105,456
Gross profit	98,748	7,005	105,753	88,245	12,850	101,095
Selling, general, and administrative expenses	58,601	6,798	65,399	50,579	12,129	62,708
Other operating income	(1,674)	–	(1,674)	–	–	–
Operating income	41,821	207	42,028	37,666	721	38,387
Interest expense (income), net	6,624	(154)	6,470	8,029	–	8,029
Investment loss (gain)	2,477	(157)	2,320	8,879	–	8,879
Gain on extinguishment of debt	–	–	–	(1,377)	–	(1,377)
Income before income taxes	32,720	518	33,238	22,135	721	22,856
Income tax expense	8,015	127	8,142	5,623	183	5,806
Consolidated net income	24,705	391	25,096	16,512	538	17,050
Net income (loss) attributable to non-controlling interest	82	–	82	(472)	–	(472)
Net income attributable to Turning Point Brands, Inc.	$24,623	$391	$25,014	$16,984	$538	$17,522

Balance Sheet as of June 30, 2024 (unaudited):

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$133,290	$8,869	$–	$142,159
Accounts receivable, net	12,557	–	–	12,557
Inventories	96,985	5,348	–	102,333
Other current assets	30,637	2,051	–	32,688
Total current assets	273,469	16,268	–	289,737
Property, plant, and equipment, net	26,410	31	–	26,441
Deferred income taxes	1,177	–	–	1,177
Right of use assets	10,218	87	–	10,305
Deferred financing costs, net	2,145	–	–	2,145
Goodwill	136,307	–	–	136,307
Other intangible assets, net	65,890	13,503	–	79,393
Master Settlement Agreement (MSA) escrow deposits	28,407	–	–	28,407
Other assets	12,367	5,277	–	17,644
Investment in unrestricted subsidiaries	62,492	–	(62,492)	–
Total assets	$618,882	$35,166	$(62,492)	$591,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,895	$1,024	$–	$11,919
Accrued liabilities	28,960	1,468	–	30,428
Current portion of long-term debt	118,470	–	–	118,470
Total current liabilities	158,325	2,492	–	160,817
Notes payable and long-term debt	247,960	–	–	247,960
Lease liabilities	8,821	13	–	8,834
Total liabilities	415,106	2,505	–	417,611

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	202,681	32,661	(62,492)	172,850
Non-controlling interest	1,095	–	–	1,095
Total stockholders’ equity	203,776	32,661	(62,492)	173,945
Total liabilities and stockholders’ equity	$618,882	$35,166	$(62,492)	$591,556

Balance Sheet as of December 31, 2023:

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$116,725	$1,161	$–	$117,886
Accounts receivable, net	9,989	–	–	9,989
Inventories, net	91,679	7,281	–	98,960
Other current assets	36,937	3,844	–	40,781
Total current assets	255,330	12,286	–	267,616
Property, plant, and equipment, net	25,142	158	–	25,300
Deferred income taxes	1,468	–	–	1,468
Right of use assets	11,359	121	–	11,480
Deferred financing costs, net	2,450	–	–	2,450
Goodwill	136,250	–	–	136,250
Other intangible assets, net	66,490	14,452	–	80,942
Master Settlement Agreement (MSA) escrow deposits	28,684	–	–	28,684
Other assets	15,166	–	–	15,166
Investment in unrestricted subsidiaries	48,229	–	(48,229)	–
Total assets	$590,568	$27,017	$(48,229)	$569,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,781	$626	$–	$8,407
Accrued liabilities	32,052	1,583	–	33,635
Current portion of long-term debt	58,294	–	–	58,294
Total current liabilities	98,127	2,209	–	100,336
Notes payable and long-term debt	307,064	–	–	307,064
Lease liabilities	9,898	52	–	9,950
Total liabilities	415,089	2,261	–	417,350

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	174,449	24,756	(48,229)	150,976
Non-controlling interest	1,030	–	–	1,030
Total stockholders’ equity	175,479	24,756	(48,229)	152,006
Total liabilities and stockholders’ equity	$590,568	$27,017	$(48,229)	$569,356

Note 18. Dividends and Share Repurchases

A dividend of $0.07 per common share was paid on July 5, 2024 to shareholders of record at the close of business on June 14, 2024.

The Company currently pays a quarterly cash dividend. Dividends are considered restricted payments under the Senior Secured Notes Indenture. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of restricted, quarterly dividends during a fiscal year.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022, in each case bringing the aggregate approval back to $50.0 million. The total number of shares repurchased for the three months ended June 30, 2024 was 34,350 shares for a total cost of $1.0 million and an average price per share of $28.29. The total number of shares repurchased for the six months ended June 30, 2024 was 106,895 shares for a total cost of $3.1 million at an average price per share of $28.55, with $24.1 million remaining available for share repurchases under the program at June 30, 2024.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2023, and as compared with the three and six months ended June 30, 2024.  The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

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

Products

We operate in three segments: Zig-Zag Products, Stoker’s Products and Creative Distribution Solutions (“CDS”). In our Zig-Zag Products segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps; and (iii) CLIPPER reusable lighters and other accessories.  In addition, we have a majority stake in Turning Point Brands Canada which is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. In our Stoker’s Products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market loose leaf chewing tobacco products. In our Creative Distribution Solutions segment, we (i) market and distribute liquid nicotine products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi B2C online platform.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

●	Our ability to further penetrate markets with our existing products;
●	Our ability to introduce new products and product lines that complement our core business;
●	Decreasing interest in some tobacco products among consumers;
●	Price sensitivity in our end-markets;
●	Marketing and promotional initiatives, which cause variability in our results;
●	Costs and increasing regulation of promotional and advertising activities;
●	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation and the interest rate environment;
●	Labor and production costs;
●	Cost of complying with regulation, including the “deeming regulation”, as well as the unpredictable nature of the regulatory regimes;
●	Increasing and unpredictable regulation and/or marketing order decisions impacting Creative Distribution Solutions products;
●	Counterfeit and other illegal products in our end-markets;
●	Currency fluctuations;
●	Our ability to identify attractive acquisition opportunities; and
●	Our ability to successfully integrate acquisitions.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Consolidated Financial Statements - Note 1 - Business and Basis of Presentation - Recent Accounting Pronouncements.”

Results of Operations

Comparison of the Three Months Ended June 30, 2024, to the Three Months Ended June 30, 2023

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$50,482	$46,722	8.0%
Stoker’s products	42,743	36,056	18.5%
Total Zig-Zag and Stoker’s products	93,225	82,778	12.6%
Creative Distribution Solutions	15,287	22,817	-33.0%
Total net sales	108,512	105,595	2.8%
Cost of sales	54,671	53,117	2.9%
Gross profit
Zig-Zag products	26,872	26,422	1.7%
Stoker’s products	23,524	19,968	17.8%
Total Zig-Zag and Stoker’s products	50,396	46,390	8.6%
Creative Distribution Solutions	3,445	6,088	-43.4%
Total gross profit	53,841	52,478	2.6%

Selling, general, and administrative expenses	32,753	31,933	2.6%
Other operating income	(1,674)	–	NM
Operating income (loss)
Zig-Zag products	18,260	17,000	7.4%
Stoker’s products	17,862	15,110	18.2%
Creative Distributions Solutions	(108)	460	-123.5%
Total segment operating income	36,014	32,570	10.6%
Corporate unallocated	(13,252)	(12,025)	10.2%
Total operating income	22,762	20,545	10.8%
Interest expense, net	2,991	4,019	-25.6%
Investment loss	2,439	4,080	-40.2%
Gain on extinguishment of debt	–	(600)	NM
Income before income taxes	17,332	13,046	32.9%
Income tax expense	4,415	3,338	32.3%
Consolidated net income	12,917	9,708	33.1%
Net loss attributable to non-controlling interest	(87)	(217)	-59.9%
Net income attributable to Turning Point Brands, Inc.	$13,004	$9,925	31.0%

Net Sales: For the three months ended June 30, 2024, consolidated net sales increased $2.9 million, or 2.8% compared to the prior year period, driven by an increase in the Zig-Zag and Stoker’s segments partially offset by a decline in the Creative Distribution Solutions segment.

For the three months ended June 30, 2024, net sales in the Zig-Zag Products segment increased $3.8 million, or 8.0% compared to the prior year period. The increase in net sales was driven primarily by an increase of $3.8 million of growth in our cigar products and $1.2 million of growth in our Canadian products business, partially offset by a decline of $1.6 million in our Clipper business against trade load in the prior year.

For the three months ended June 30, 2024, net sales in the Stoker’s Products segment increased $6.7 million, or 18.5% compared to the prior year period. For the three months ended June 30, 2024, volume increased 5.3% as compared with the prior year period contributing $1.9 million to the increase, and price/product mix increased 13.2% which contributed $4.8 million to the increase. The increase in net sales was driven by $3.5 million of growth of Stoker’s® MST and $3.4 million of growth in our modern oral product FRE, partially offset by a $0.1 million decline in net sales of loose-leaf chewing tobacco.

For the three months ended June 30, 2024, net sales in the Creative Distribution Solutions segment decreased $7.5 million, or 33.0% compared to the prior year period. The decrease in net sales was primarily the result of lower volumes in the liquid nicotine distribution business, contributing $7.5 million to the decrease, and our strategic decision to eliminate certain unprofitable brands and to focus on a narrower set of products.

Gross Profit:  For the three months ended June 30, 2024, consolidated gross profit increased $1.4 million, or 2.6% compared to the prior year period. Gross profit as a percentage of net sales decreased slightly to 49.6% for the three months ended June 30, 2024, compared to 49.7% for the three months ended June 30, 2023.

For the three months ended June 30, 2024, gross profit in the Zig-Zag Products segment increased $0.5 million, or 1.7% compared to the prior year period. Gross profit as a percentage of net sales decreased to 53.2% of net sales for the three months ended June 30, 2024, from 56.6% of net sales for the three months ended June 30, 2023, driven primarily by growth during the quarter in our Canadian products business described above, and higher net sales of cigar products, which generate a lower margin than other products in the segment.

For the three months ended June 30, 2024, gross profit in the Stoker’s Products segment increased $3.6 million, or 17.8% compared to the prior year period. Gross profit as a percentage of net sales decreased to 55.0% of net sales for the three months ended June 30, 2024, from 55.4% of net sales for the three months ended June 30, 2023, primarily driven by Stoker’s MST net sales growth at higher margins, and higher net sales of FRE, though at lower margins than other products in the segment.

For the three months ended June 30, 2024, gross profit in the Creative Distribution Solutions segment decreased $2.6 million, or 43.4% compared to the prior year period. Gross profit as a percentage of net sales decreased to 22.5% of net sales for the three months ended June 30, 2024, from 26.7% of net sales for the three months ended June 30, 2023, primarily as a result of sales channel mix as business-to-business net sales which generates lower margins than business-to-consumer sales increased to 70% of net sales for the three months ended June 30, 2024 from 65% of net sales for the three months ended June 30, 2023.

Selling, General, and Administrative Expenses:  For the three months ended June 30, 2024, selling, general, and administrative expenses increased $0.8 million, or 2.6% compared to the prior year period. Selling, general and administrative expenses in the three months ended June 30, 2024, included $1.9 million of stock options, restricted stock and incentives expense, $1.0 million of expense related to PMTA, $0.5 million of expense related to the implementation of the new ERP and CRM systems, $0.3 million of expense related to corporate restructuring and $0.1 million of transaction costs. Selling, general and administrative expenses in the three months ended June 30, 2023, included $2.1 million of stock options, restricted stock and incentives expense, $0.7 million of expense related to PMTA, $0.1 million of transaction costs and $0.1 million of expense related to the implementation of the new ERP and CRM systems.

Other Operating Income: For the three months ended June 30, 2024, other operating income increased $1.7 million compared to the prior year period due to a federal excise tax refund of $1.7 million received in the second quarter of 2024.

Operating Income (Loss): For the three months ended June 30, 2024, consolidated operating income increased $2.2 million, or 10.8% compared to the prior year period. Operating income as a percentage of net sales increased to 21.0% of net sales for the three months ended June 30, 2024 from 19.5% of net sales for the three months ended June 30, 2023, primarily driven by increased gross profit in the Stoker’s and Zig-Zag products segments, partially offset by decreased gross profit in the Creative Distribution Solutions segment.

For the three months ended June 30, 2024, operating income in the Zig-Zag Products segment increased $1.3 million, or 7.4% compared to the prior year period. Operating income as a percentage of net sales increased to 16.8% of net sales for the three months ended June 30, 2024 from 16.1% of net sales for the three months ended June 30, 2023, primarily driven by increased gross profit in our Canadian products business, U.S. Wraps and cigar products, combined with lower operational costs.

For the three months ended June 30, 2024, operating income in the Stoker’s Products segment increased $2.8 million, or 18.2% compared to the prior year period. Operating income as a percentage of net sales increased to 16.5% of net sales for the three months ended June 30, 2024 from 14.3% of net sales for the three months ended June 30, 2023, primarily driven by Stoker’s MST net sales growth at higher margins, and higher net sales of FRE which represented a higher percentage of the segment’s sales compared to the prior year period and has lower margins than other products in the segment.

For the three months ended June 30, 2024, operating income in the Creative Distribution Solutions segment decreased $0.6 million, or  123.5% compared to the prior year period. Operating income as a percentage of net sales decreased to (0.1)% of net sales for the three months ended June 30, 2024, from 0.4% of net sales for the three months ended June 30, 2023, primarily driven by a decline in gross profit that was not matched with cost savings.  The decline was expected in light of our decision to focus on more profitable products.

Included in consolidated operating income are costs of the Company which are not assigned to one of the three reportable segments and includes: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the three months ended June 30, 2024, unallocated costs were $13.3 million compared to $12.0 million in the prior year period, an increase of $1.2 million or 10.2%.

Interest Expense, net:  For the three months ended June 30, 2024, interest expense, net decreased $1.0 million compared to the prior year period as a result of the repurchase of $30.1 million of Convertible Senior Notes in the second and third quarters of 2023, and increased interest income on cash deposits due to rising interest rates.

Investment Loss:  For the three months ended June 30, 2024, we had an investment loss of $2.4 million compared to a $4.1 million loss for the three months ended June 30, 2023. The change is primarily the result of an impairment charge recognized on our investments in Bomani for $1.8 million and Old Pal for $0.8 million in the second quarter of 2024, compared to an impairment charge recognized on our investment in Docklight for $3.8 million in the second quarter of 2023.

Gain on Extinguishment of Debt: There was no gain or loss on extinguishment of debt for the three months ended June 30, 2024 compared to a $0.6 million gain on extinguishment of debt for the three months ended June 30, 2023 as a result of repurchasing $15.1 million of Convertible Senior Notes in the second quarter of 2023.

Income Tax Expense:  Our income tax expense of $4.4 million was 25.5% of income before income taxes for the three months ended June 30, 2024. Our effective income tax rate was 25.6% for the three months ended June 30, 2023.

Net Income (Loss) Attributable to Non-Controlling Interest:  Net loss attributable to non-controlling interest was $0.1 million for the three months ended June 30, 2024 compared to $0.2 million net loss for the three months ended June 30, 2023.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended June 30, 2024 and 2023, was $13.0 million and $9.9 million, respectively.

Comparison of the Six Months Ended June 30, 2024, to the Six Months Ended June 30, 2023

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$97,178	$88,609	9.7%
Stoker’s products	79,111	69,718	13.5%
Total Zig-Zag and Stoker’s products	176,289	158,327	11.3%
Creative Distribution Solutions	29,281	48,224	-39.3%
Total net sales	205,570	206,551	-0.5%
Cost of sales	99,817	105,456	-5.3%
Gross profit
Zig-Zag products	54,409	48,812	11.5%
Stoker’s products	44,339	39,433	12.4%
Total Zig-Zag and Stoker’s products	98,748	88,245	11.9%
Creative Distribution Solutions	7,005	12,850	-45.5%
Total gross profit	105,753	101,095	4.6%

Selling, general, and administrative expenses	65,399	62,708	4.3%
Other operating income	(1,674)	–	NM
Operating income (loss)
Zig-Zag products	36,259	30,641	18.3%
Stoker’s products	33,258	29,672	12.1%
Creative Distribution Solutions	(110)	721	-115.3%
Total segment operating income	69,407	61,034	13.7%
Corporate unallocated	(27,379)	(22,647)	20.9%
Total operating income	42,028	38,387	9.5%
Interest expense, net	6,470	8,029	-19.4%
Investment loss	2,320	8,879	-73.9%
Gain on extinguishment of debt	–	(1,377)	NM
Income before income taxes	33,238	22,856	45.4%
Income tax expense	8,142	5,806	40.2%
Consolidated net income	25,096	17,050	47.2%
Net income (loss) attributable to non-controlling interest	82	(472)	-117.4%
Net income attributable to Turning Point Brands, Inc.	$25,014	$17,522	42.8%

Net Sales:  For the six months ended June 30, 2024, consolidated net sales decreased $1.0 million, or 0.5% compared to the prior year period, driven by a decline in the Creative Distribution Solutions segment partially offset by an increase in the Stoker’s and Zig-Zag Products segments.

For the six months ended June 30, 2024, net sales in the Zig-Zag Products segment increased $8.6 million, or 9.7% compared to the prior year period. The increase in net sales was driven primarily by $4.9 million of growth in Wraps and U.S. Papers, $3.8 million of growth in cigars, $1.4 million of growth in our Canadian products business and $1.8 million of growth in the alternative channel, partially offset by declines of $3.2 million in our Clipper business against trade load in the prior year.

For the six months ended June 30, 2024, net sales in the Stoker’s Products segment increased $9.4 million, or 13.5% compared to the prior year period. For the six months ended June 30, 2024, volume increased 2.8% as compared with the prior year period contributing $2.0 million to the increase, and price/product mix increased 10.6% which contributed $7.4 million to the increase. The increase in net sales was driven primarily by $5.1 million of growth of modern oral product FRE and $5.0 million of growth of Stoker’s MST, partially offset by a $0.6 million decline in loose-leaf chewing tobacco.

For the six months ended June 30, 2024, net sales in the Creative Distribution Solutions segment decreased $18.9 million, or 39.3%  compared to the prior year period.  The decrease in net sales was primarily the result of reduced volumes in the liquid nicotine distribution business contributing $18.9 million to the decrease, and our strategic decision to eliminate certain unprofitable brands and to focus on a narrower set of products.

Gross Profit:  For the six months ended June 30, 2024, consolidated gross profit increased $4.7 million, or 4.6% compared to the prior year period. Gross profit as a percentage of net sales increased to 51.4% for the six months ended June 30, 2024, compared to 48.9% for the six months ended June 30, 2023, primarily driven by increased margins as the Creative Distribution Solutions segment became a smaller part of the overall company.

For the six months ended June 30, 2024, gross profit in the Zig-Zag Products segment increased $5.6 million, or 11.5% compared to the prior year period. Gross profit as a percentage of net sales increased to 56.0% of net sales for the six months ended June 30, 2024, from 55.1% of net sales for the six months ended June 30, 2023 as a result of product mix. Net sales increased in U.S. Papers and Wraps products which generate a higher gross margin than Clipper products in which net sales declined.

For the six months ended June 30, 2024, gross profit in the Stoker’s Products segment increased $4.9 million, or 12.4% compared to the prior year period. Gross profit as a percentage of net sales decreased to 56.0% of net sales for the six months ended June 30, 2024, from 56.6% of net sales for the six months ended June 30, 2023, as a result of product mix as the growth in our modern oral product FRE, which generates lower margins as compared with other products in the Stoker’s Products segment, outpaced the growth of MST.

For the six months ended June 30, 2024, gross profit in the Creative Distribution Solutions segment decreased $5.8 million, or 45.5% compared to the prior year period. Gross profit as a percentage of net sales decreased to 23.9% of net sales for the six months ended June 30, 2024, from 26.6% of net sales for the six months ended June 30, 2023, primarily as a result of sales channel mix as business-to-business net sales, which generate lower margins than business-to-consumer sales, increased to 83% of net sales for the six months ended June 30, 2024 from 79% of net sales for the six months ended June 30, 2023.

Selling, General, and Administrative Expenses:  For the six months ended June 30, 2024, selling, general, and administrative expenses increased $2.7 million, or 4.3%. Selling, general and administrative expenses in the six months ended June 30, 2024, included $4.0 million of stock options, restricted stock and incentives expense, $1.9 million of expense related to PMTA, $1.5 million of expense related to corporate restructuring, $0.7 million of expense related to the implementation of the new ERP and CRM systems and $0.1 million related to transaction costs. Selling, general and administrative expenses in the six months ended June 30, 2023, included $2.8 million of stock options, restricted stock and incentives expense, $0.8 million of expense related to PMTA, $0.3 million of expense related to the implementation of the new ERP and CRM systems and $0.1 million related to transaction costs.

Other Operating Income: For the six months ended June 30, 2024, other operating income increased $1.7 million compared to the prior year period due to a federal excise tax refund of $1.7 million received in the first half of 2024.

Operating Income (Loss):  For the six months ended June 30, 2024, consolidated operating income increased $3.6 million, or 9.5% compared to the prior year period. Operating income as a percentage of net sales increased to 20.4% of net sales for the six months ended June 30, 2024 from 18.6% of net sales for the six months ended June 30, 2023, primarily driven by increased gross profit in the Stoker's and Zig-Zag Products segments partially offset by decreased gross profit in the Creative Distribution Solutions segment.

For the six months ended June 30, 2024, operating income in the Zig-Zag Products segment increased $5.6 million, or 18.3% compared to the prior year period. Operating income as a percentage of net sales increased to 17.6% of net sales for the six months ended June 30, 2024 from 14.8% of net sales for the six months ended June 30, 2023, primarily driven by increased gross profit in our Canadian products business, U.S. Wraps and papers products.

For the six months ended June 30, 2024, operating income in the Stoker’s Products segment increased $3.6 million, or 12.1% compared to the prior year period. Operating income as a percentage of net sales increased to 16.2% of net sales for the six months ended June 30, 2024 from 14.4% of net sales for the six months ended June 30, 2023, primarily driven by Stoker’s MST net sales growth at higher margins and higher net sales of FRE.

For the six months ended June 30, 2024, operating income in the Creative Distribution Solutions segment decreased $0.8 million, or  115.3% compared to the prior year period. Operating income as a percentage of net sales decreased to (0.1)% of net sales for the six months ended June 30, 2024, from 0.3% of net sales for the six months ended June 30, 2023, primarily driven by a decline in gross profit that was not matched with cost savings.

Included in consolidated operating income are costs of the Company which are not assigned to one of the three reportable segments and includes: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application.  For the six months ended June 30, 2024, unallocated costs were $27.4 million compared to $22.6 million in the prior year period, an increase of $4.7 million or 20.9%.
Interest Expense, net:  For the six months ended June 30, 2024, interest expense, net decreased $1.6 million compared to the prior year period as a result of the repurchases of $44.0 million of Convertible Senior Notes in 2023, and increased interest income on cash as a result of rising interest rates.

Investment Loss:  For the six months ended June 30, 2024, investment loss decreased to $2.3 million compared to $8.9 million for the six months ended June 30, 2023. The change is primarily the result of an impairment charge recognized on our investments in Bomani for $1.8 million and Old Pal for $0.8 million in the second quarter of 2024, compared to an impairment charge of $8.7 million in the first half of 2023 related to our investment in Docklight.

Gain on Extinguishment of Debt: There was no gain or loss on extinguishment of debt for the six months ended June 30, 2024 compared to a gain on extinguishment of debt of $1.4 million for the six months ended June 30, 2023 as a result of repurchasing $29.0 million of Convertible Senior Notes in the first half of 2023.

Income Tax Expense:  Our income tax expense of $8.1 million was 24.5% of income before income taxes for the six months ended June 30, 2024. Our effective income tax rate was 25.4% for the six months ended June 30, 2023.

Net Income (Loss) Attributable to Non-Controlling Interest:  Net income attributable to non-controlling interest was $0.1 million for the six months ended June 30, 2024 compared to a $0.5 million loss for the six months ended June 30, 2023.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the six months ended June 30, 2024 and 2023, was $25.0 million and $17.5 million, respectively.

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

We define “EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, provision for income taxes, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, provision for income taxes, depreciation, amortization, other non-cash items, and other items we do not consider the ordinary course in our evaluation of ongoing operating performance noted in the reconciliation below. Among other items that we adjust Adjusted EBITDA for is FDA PMTA expense. The Company believes it is appropriate to adjust for this spend as the costs are incurred in connection with what we view as a non-traditional regulatory process that requires applications be submitted for covered products that are already on the market. As a result, Company’s management believes it is most appropriate to assess the performance of the Company’s business – the sale of our various products - without regard to these costs and believes that adjusting for these costs provides investors and the public markets with the most meaningful metrics to assess performance of the business.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Turning Point Brands, Inc.	$13,004	$9,925	$25,014	$17,522
Add:
Interest expense, net	2,991	4,019	6,470	8,029
Gain on extinguishment of debt	–	(600)	–	(1,377)
Income tax expense	4,415	3,338	8,142	5,806
Depreciation expense	891	759	1,658	1,535
Amortization expense	931	771	1,817	1,542
EBITDA	$22,232	$18,212	$43,101	$33,057
Components of Adjusted EBITDA
Corporate and CDS restructuring (a)	283	–	1,544	–
ERP/CRM (b)	489	138	627	276
Stock options, restricted stock, and incentives expense (c)	1,889	2,093	3,951	2,836
Transactional expenses and strategic initiatives (d)	97	82	127	86
FDA PMTA (e)	997	662	1,838	820
Non-cash asset impairment (f)	2,722	4,092	2,722	8,989
FET Refund (g)	(1,674)	–	(1,674)	–
Adjusted EBITDA	$27,035	$25,279	$52,236	$46,064

(a)	Represents costs associated with corporate and CDS restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
(e)
Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”). The PMTA regime requires the Company to submit an application to the FDA to receive marketing authorization to continue to sell certain of its product lines with continued sales permitted during the pendency of the applications. The application is a onetime resource-intensive process for each covered product line; however, due to the nature of the implementation process for those product lines already in the market, applications can take multiple years to complete rather than the typical one-time submission. The Company currently has only two product lines currently subject to the PMTA process, having utilized other regulatory pathway options available for our other product lines. The Company does not expect to submit additional PMTA applications for any new product lines after the submission for the remaining two are complete.

(f)	Represents impairment of investment assets.
(g)	Represents a federal excise tax refund included in other operating income.

Liquidity and Capital Resources

As of June 30, 2024, we have $142.2 million of cash on hand and have $58.8 million of availability under the 2023 ABL Facility. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our Convertible Senior Notes, with an outstanding balance of $118.5 million as of June 30, 2024, matured on July 15, 2024 and are reported in current liabilities on the Company's Consolidated Balance Sheet. The Convertible Senior Notes were retired on July 15, 2024 with cash, leaving us with pro forma cash of $23.7 million and no borrowings outstanding under our ABL as of June 30, 2024.

Our adjusted working capital, which we define as current assets less cash and current liabilities, decreased $62.6 million compared to the prior year end. The decrease in working capital is primarily a result of a $60.2 million increase in current liabilities due to the July 15, 2024 maturity of our Convertible Senior Notes which were retired on that date. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

	As of
(in thousands)	June 30, 2024	December 31, 2023

Current assets	$147,578	$149,730
Current liabilities	160,817	100,336
Adjusted working capital	$(13,239)	$49,394

Our cash flows from operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	Six Months Ended June 30,
Cash provided by (used in):	2024	2023
Operating activities	$36,077	$27,533
Investing activities	$(7,972)	$(2,990)
Financing activities	$(6,747)	$(30,431)

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $36.1 million, an increase of $8.5 million compared to the prior year period, primarily due to an increase in net income, net of non-cash items of $4.5 million, and an increase in the change in other assets of $4.3 million. The primary drivers of non-cash items were a $6.3 million decrease in loss on investments compared to the prior year period, partially offset by a $1.1 million increase in stock compensation expense and a $1.4 million decrease in gains on extinguishment of debt compared to the prior year period. The increase in other assets was primarily driven by cash paid for capitalized software in 2023 that did not repeat in 2024.

Cash Flows from Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $8.0 million, an increase of $5.0 million compared  to the prior year period, primarily due to the net purchase of $4.6 million in investments by our captive insurance subsidiary.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $6.7 million, a decrease of $23.7 million compared to the prior year period, primarily due to the repurchase of $27.4 million of Convertible Senior Notes that occurred during the period in 2023 that did not repeat in 2024, partially offset by an increase in repurchases of common stock of $3.1 million during the period in 2024.

Dividends and Share Repurchase

A dividend of $0.07 per common share was paid on July 5, 2024, to shareholders of record at the close of business on June 14, 2024.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million and by an additional $24.6 million on February 24, 2022. In the three and six months ended June 30, 2024, the Company repurchased $1.0 million and $3.1 million of common stock, respectively, with $24.1 million remaining available for share repurchases under the program as of June 30, 2024.

Long-Term Debt

Notes payable and long-term debt consisted of the following at June 30, 2024 and December 31, 2023, in order of preference:

	June 30, 2024	December 31, 2023
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	118,541	118,541
Gross notes payable and long-term debt	368,541	368,541
Less deferred finance charges	(2,111)	(3,183)
Less current maturities	(118,470)	(58,294)
Notes payable and long-term debt	$247,960	$307,064

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The Senior Secured Notes Indenture provides for customary events of default. We were in compliance with all covenants as of June 30, 2024.

We incurred debt issuance costs attributable to the issuance of the Senior Secured Notes of $6.4 million which are amortized to interest expense using the straight-line method over the expected life of the Senior Secured Notes.

2021 Revolving Credit Facility

In connection with the Offering, we also entered into a $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (in such capacity, the “Agent”).  This facility was terminated in November 2023 in connection with the entry by a subsidiary of the Company in a new asset-backed revolving credit facility. See “2023 ABL Facility” below. We incurred debt issuance costs attributable to the issuance of the 2021 Revolving Credit Facility of $0.5 million, with the remaining $0.2 million written off to gain on debt extinguishment upon termination of the facility in November 2023.

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

The 2023 ABL Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any four consecutive fiscal quarters if excess availability is less than the greater of (a) 12.5% of the line cap and (b) $9.4 million, at any time and continuing until excess availability is equal to or exceeds the greater of (i) 12.5% of the line and (ii) $9.4 million for thirty (30) consecutive calendar days with the $9.4 million level automatically increased in proportion to the amount of any increase in the aggregate revolving credit commitments thereunder in connection with any incremental facility.

The 2023 ABL Facility will mature on the earlier of (x) November 7, 2027 and (y) the date that is 91 days prior to the maturity date of any material debt of the ABL Borrower or the Company or any of its restricted subsidiaries (subject to customary extensions agreed by the lenders thereunder); provided that clause (y) will not apply to the extent that on any applicable date of determination (on any date prior to the date set forth in clause (y)), (A) the sum of (x) cash that is held in escrow for the repayment of such material debt pursuant to arrangements satisfactory to the Administrative Agent, (y) cash that is held in accounts with the Administrative Agent and/or the Additional Collateral Agent, plus (z) excess availability, is sufficient to repay such material debt and (B) the ABL Borrower has excess availability of at least $15.0 million after giving effect to such repayment of material debt, including any borrowings under the commitments in connection therewith.

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.6 million outstanding under the facility and has an available balance of $58.8 million based on the borrowing base as of June 30, 2024.

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

In 2023, a wholly owned subsidiary of the Company repurchased $44.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $1.9 million gain on extinguishment of debt. The repurchased notes were retired on July 1, 2024, with $118.5 million aggregate principal remaining outstanding and held by third parties as of June 30, 2024.

The Convertible Senior Notes held by third parties were convertible into shares of TPB common stock, par value $0.01 per share (“Common Stock”), under certain circumstances prior to maturity. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of June 30, 2024. The Convertible Senior Notes matured on July 15, 2024 and were retired with cash. As of June 30, 2024, $118.5 million aggregate principal is recorded in current liabilities on the Company’s Consolidated Balance Sheet.

The Company incurred debt issuance costs attributable to the Convertible Senior Notes of $5.9 million which are amortized to interest expense using the straight-line method over the expected life of the Convertible Senior Notes.

Off-balance Sheet Arrangements

During the six months ended June 30, 2024, we executed various foreign exchange contracts for the purchase and sale of €1.5 million with maturity dates ranging from October to December 2024. At June 30, 2024, we had foreign currency contracts outstanding for the purchase of €6.1 million and sale of €6.1 million, with maturities ranging from July to December 2024. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at June 30, 2024. During 2023, we executed various foreign exchange contracts for the purchase of €20.1 million and sale of €15.2 million. At December 31, 2023, we had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the quarter ended June 30, 2024, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2023 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2023 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2023 Annual Report on Form 10-K, during the six months ended June 30, 2024. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2023 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2021, we issued the Senior Secured Notes in an aggregate principal amount of $250 million. In July 2019, we issued Convertible Senior Notes in an aggregate principal amount of $172.5 million. We carry the Senior Secured Notes and Convertible Senior Notes at face value. Since the Senior Secured Notes and Convertible Senior Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Senior Notes changes when the market price of our stock fluctuates, or interest rates change. The Convertible Senior Notes matured on July 15, 2024 and were retired with cash. Our remaining debt instrument is the 2023 ABL Facility, which has no borrowing outstanding.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), as of June 30, 2024. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Remediation Plan

While our remediation plan may evolve and expand, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) completion of the current implementation of a new ERP system in 2025; (ii)  developing and maintaining documentation underlying ITGCs; (iii) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (iv) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will ultimately remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million bringing the authority at the time back to $50.0 million (including approximately $19.3 million available for repurchases under the Board of Directors’ previous authorization). On February 24, 2022, the Board of Directors increased the approved share repurchase program by $24.6 million bringing total authority at that time to $50.0 million. At June 30, 2024, the Company had $24.1 million of remaining capacity under the share repurchase program. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

The following table includes information regarding purchases of our common stock made by us during the quarter ended June 30, 2024 in connection with the repurchase program described above.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
April 1 to April 30	48,356	$26.54	34,350	$24,146,985
May 1 to May 31	9,101	$33.15	–	$24,146,985
June 1 to June 30	–	$–	–	$24,146,985
Total	57,457		34,350

(1)
The total number of shares purchased includes shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards, which totaled 14,006 shares in April and 9,101 shares in May. Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 1, 2024, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: August 1, 2024