Form 10-Q
period 2024-09-30
Turning Point Brands, Inc.
filed 2024-11-07
CIK 1290677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

At November 1, 2024, there were 17,697,007 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources and the damage caused by illicit products to our brand equity;
●	contamination of our tobacco supply or products;
●	uncertainty and continued evolution of the markets for our products;
●	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
●	substantial and increasing regulation and changes in U.S. Food and Drug Administration (“FDA”) enforcement priorities;
●	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
●	many of our products contain nicotine, which is considered to be a highly addictive substance;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	possible significant increases in federal, state and local municipal tobacco- and nicotine-related taxes;
●	our products are marketed pursuant to a policy of FDA enforcement priorities which could change, and our products could become subject to increased regulatory burdens by the FDA;
●	uncertainty related to the PMTA application process;
●	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
●	increases in state and local regulation of our products have been proposed and/or enacted;
●	increases in the taxation of our products could adversely affect our business;
●	sensitivity of end-customers to increased sales taxes and economic conditions, including as a result of inflation and other declines in purchasing power;
●	possible increasing international control and regulation;
●	failure to comply with environmental, health and safety regulations;
●	imposition of or increases to significant tariffs on imports into the U.S.;
●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	significant product liability litigation;
●	our amount of indebtedness;
●	the terms of our indebtedness, which may restrict our current and future operations;
●	our ability to establish and maintain effective internal controls over financial reporting;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Turning Point Brands, Inc.
Consolidated Balance Sheets
(dollars in thousands except share data)
	(unaudited)
	September 30,	December 31,
ASSETS	2024	2023
Current assets:
Cash	$33,557	$117,886
Accounts receivable, net of allowances of $59 in 2024 and $78 in 2023	10,582	9,989
Inventories, net	106,416	98,960
Other current assets	34,197	40,781
Total current assets	184,752	267,616
Property, plant, and equipment, net	26,082	25,300
Deferred income taxes	919	1,468
Right of use assets	10,788	11,480
Deferred financing costs, net	1,984	2,450
Goodwill	136,413	136,250
Other intangible assets, net	78,621	80,942
Master Settlement Agreement (MSA) escrow deposits	29,482	28,684
Other assets	18,968	15,166
Total assets	$488,009	$569,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,436	$8,407
Accrued liabilities	30,475	33,635
Current portion of long-term debt	–	58,294
Total current liabilities	43,911	100,336
Notes payable and long-term debt	248,282	307,064
Lease liabilities	9,057	9,950
Total liabilities	$301,250	$417,350

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	–	–
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,167,180 issued shares and 17,716,847 outstanding shares at September 30, 2024, and 19,922,137 issued shares and 17,605,677 outstanding shares at December 31, 2023	202	199
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	–	–
Additional paid-in capital	123,833	119,075
Cost of repurchased common stock (2,450,333 shares at September 30, 2024 and 2,316,460 shares December 31, 2023)	(82,263)	(78,093)
Accumulated other comprehensive loss	(2,112)	(2,648)
Accumulated earnings	146,014	112,443
Non-controlling interest	1,085	1,030
Total stockholders’ equity	186,759	152,006
Total liabilities and stockholders’ equity	$488,009	$569,356

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Income
(dollars in thousands except share and per share data)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales (1)	$105,617	$101,722	$311,187	$308,273
Cost of sales	51,918	50,100	151,735	155,556
Gross profit	53,699	51,622	159,452	152,717
Selling, general, and administrative expenses	33,169	31,385	98,568	94,093
Other operating income	–	–	(1,674)	–
Operating income	20,530	20,237	62,558	58,624
Interest expense, net	3,773	3,984	10,243	12,013
Investment (gain) loss	(203)	2,101	2,117	10,980
Gain on extinguishment of debt	–	(481)	–	(1,858)
Income before income taxes	16,960	14,633	50,198	37,489
Income tax expense	4,601	3,767	12,743	9,573
Consolidated net income	12,359	10,866	37,455	27,916
Net (loss) income attributable to non-controlling interest	(16)	35	66	(437)
Net income attributable to Turning Point Brands, Inc.	$12,375	$10,831	$37,389	$28,353

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.70	$0.62	$2.11	$1.61
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.68	$0.58	$1.99	$1.51
Weighted average common shares outstanding:
Basic	17,722,855	17,595,980	17,678,257	17,569,493
Diluted	18,448,720	20,098,450	19,600,650	20,415,786

(1)	Net sales include excise taxes billed to customers of $0.8 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. Net sales include excise taxes billed to customer of $2.3 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2024	2023
Consolidated net income	$12,359	$10,866

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $245 in 2024 and $168 in 2023	829	(527)
Foreign currency translation, net of tax of $0 in 2024 and 2023	18	270
Unrealized gain (loss) on derivative instruments, net of tax of $27 in 2024 and $102 in 2023	92	(320)
Unrealized gain on investments, net of tax of $0 in 2024	27	–
	966	(577)
Consolidated comprehensive income	13,325	10,289
Comprehensive (loss) income attributable to non-controlling interest	(16)	35
Comprehensive income attributable to Turning Point Brands, Inc.	$13,341	$10,254

	Nine Months Ended September 30,
	2024	2023
Consolidated net income	$37,455	$27,916

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $226 in 2024 and $108 in 2023	572	(339)
Foreign currency translation, net of tax of $0 in 2024 and 2023	5	23
Unrealized loss on derivative instruments, net of tax of $26 in 2024 and $361 in 2023	(79)	(1,136)
Unrealized gain on investments, net of tax of $0 in 2024	27	–
	525	(1,452)
Consolidated comprehensive income	37,980	26,464
Comprehensive income (loss) attributable to non-controlling interest	66	(437)
Comprehensive income attributable to Turning Point Brands, Inc.	$37,914	$26,901

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$37,455	$27,916
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	–	(1,858)
Loss on sale of property, plant, and equipment	38	34
Gain on MSA investments	(14)	–
Depreciation and other amortization expense	3,393	2,388
Amortization of other intangible assets	2,337	2,315
Amortization of deferred financing costs	1,947	1,795
Deferred income tax expense	349	694
Stock compensation expense	5,720	4,660
Noncash lease income	(317)	(48)
Loss on investments	2,722	11,162
Changes in operating assets and liabilities:
Accounts receivable	(412)	(2,112)
Inventories	(7,281)	3,036
Other current assets	3,075	(1,384)
Other assets	(1,031)	(5,110)
Accounts payable	5,019	2,865
Accrued liabilities and other	(3,679)	(6,348)
Net cash provided by operating activities	$49,321	$40,005

Cash flows from investing activities:
Capital expenditures	$(3,516)	$(4,206)
Purchases of investments	(8,865)	(200)
Proceeds from sale of investments	4,520	–
Purchases of non-marketable equity investments	(1,250)	–
Proceeds on the sale of property, plant and equipment	3	3
MSA escrow deposits, net	44	–
Net cash used in investing activities	$(9,064)	$(4,403)

Cash flows from financing activities:
Convertible Senior Notes repurchased	$–	$(41,794)
Payment of Convertible Senior Notes	(118,541)	–
Proceeds from call options	–	114
Payment of financing costs	(133)	–
Payment of dividends	(3,644)	(3,354)
Exercise of options	1,341	419
Redemption of options	(328)	(346)
Redemption of restricted stock units	(840)	–
Redemption of performance based restricted stock units	(1,212)	(995)
Common stock repurchased	(4,170)	–
Net cash used in financing activities	$(127,527)	$(45,956)

Net decrease in cash	$(87,270)	$(10,354)
Effect of foreign currency translation on cash	$(29)	$22

Cash, beginning of period:
Unrestricted	$117,886	$106,403
Restricted	4,929	4,929
Total cash at beginning of period	$122,815	$111,332

Cash, end of period:
Unrestricted	$33,557	$96,071
Restricted	1,959	4,929
Total cash at end of period	$35,516	$101,000

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$23	$66
Accrued consideration for acquisition of investments	$–	$250

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,278	$1,187

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2024 and 2023
(dollars in thousands except share data)
(unaudited)
				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance July 1, 2024	17,703,166	$201	$121,948	$(81,144)	$(3,072)	$134,917	$1,095	$173,945

Unrealized gain on MSA investments, net of tax of $245	–	–	–	–	829	–	–	829
Unrealized gain on derivative instruments, net of tax of $27	–	–	–	–	92	–	–	92
Foreign currency translation, net of tax of $0	–	–	–	–	12	–	6	18
Unrealized gain on investments, net of tax of $0	–	–	–	–	27	–	–	27
Stock compensation expense	–	–	1,769	–	–	–	–	1,769
Exercise of options	38,104	1	440	–	–	–	–	441
Redemption of options	(9,055)	–	(324)	–	–	–		(324)
Cost of repurchased common stock	(26,978)	–	–	(1,119)	–	–	–	(1,119)
Issuance of restricted stock units	11,610	–	–	–	–	–	–	–
Dividends	–	–	–	–	–	(1,278)	–	(1,278)
Net income	–	–	–	–	–	12,375	(16)	12,359
Ending balance September 30, 2024	17,716,847	$202	$123,833	$(82,263)	$(2,112)	$146,014	$1,085	$186,759

Beginning balance July 1, 2023	17,595,579	$199	$115,272	$(78,093)	$(3,181)	$93,873	$1,176	$129,246

Unrealized loss on MSA investments, net of tax of $168	–	–	–	–	(527)	–	–	(527)
Unrealized loss on derivative instruments, net of tax of $102	–	–	–	–	(320)	–	–	(320)
Foreign currency translation, net of tax of $0	–	–	–	–	173	–	97	270
Stock compensation expense	–	–	1,824	–	–	–	–	1,824
Exercise of options	843	–	13	–	–	–	–	13
Settlement of call options, net of tax of $11	–	–	34	–	–	-	-	34
Dividends	–	–	–	–	–	(1,187)	–	(1,187)
Net income	–	–	–	–	–	10,831	35	10,866
Ending balance September 30, 2023	17,596,422	$199	$117,143	$(78,093)	$(3,855)	$103,517	$1,308	$140,219

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2024 and 2023
(dollars in thousands except share data)
(unaudited)

					Accumulated
		Common	Additional	Cost of	Other		Non-
	Voting	Stock,	Paid-In	Repurchased	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Common Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2024	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

Unrealized gain on MSA investments, net of tax of $226	–	–	–	–	572	–	–	572
Unrealized loss on derivative instruments, net of tax of $26	–	–	–	–	(79)	–	–	(79)
Foreign currency translation, net of tax of $0	–	–	–	–	16	–	(11)	5
Unrealized gain on investments, net of tax of $0	–	–	–	–	27	–	–	27
Stock compensation expense	–	–	5,720	–	–	–	–	5,720
Exercise of options	99,551	1	1,340	–	–	–	–	1,341
Redemption of options	(9,223)	–	(328)	–	–	–	–	(328)
Cost of repurchased common stock	(133,873)	–	–	(4,170)	–	–	–	(4,170)
Issuance of performance based restricted stock units	129,323	1	–	–	–	–	–	1
Redemption of performance based restricted stock units	(48,177)	–	(1,212)	–	–	–	–	(1,212)
Issuance of restricted stock units	101,650	1	78	–	–	–	–	79
Redemption of restricted stock units	(28,081)	–	(840)	–	–	–	–	(840)
Dividends	–	–	–	–	–	(3,818)	–	(3,818)
Net income	–	–	–	–	–	37,389	66	37,455
Ending balance September 30, 2024	17,716,847	$202	$123,833	$(82,263)	$(2,112)	$146,014	$1,085	$186,759

Beginning balance January 1, 2023	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized loss on MSA investments, net of tax of $108	–	–	–	–	(339)	–	–	(339)
Unrealized loss on derivative instruments, net of tax of $361	–	–	–	–	(1,136)	–	–	(1,136)
Foreign currency translation, net of tax of $0	–	–	–	–	13	–	10	23
Stock compensation expense	–	–	4,660	–	–	–	–	4,660
Exercise of options	30,214	–	419	–	–	–	–	419
Redemption of options	(15,985)	–	(346)	–	–	–	–	(346)
Issuance of performance based restricted stock units	140,324	1	77	–	–	–	–	78
Redemption of performance based restricted stock units	(43,294)	–	(995)	–	–	–	–	(995)
Settlement of call options, net of tax of $28	–	–	86	–	–	–	–	86
Dividends	–	–	–	–	–	(3,527)	–	(3,527)
Net income	–	–	–	–	–	28,353	(437)	27,916
Ending balance September 30, 2023	17,596,422	$199	$117,143	$(78,093)	$(3,855)	$103,517	$1,308	$140,219

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
Note 1. Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc., including its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”), is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. Its segments are led by its core proprietary and iconic brands: Zig-Zag® and Stoker’s® along with FRE®, Beech-Nut® and Trophy®. The Company’s products are available in more than 217,000 retail outlets in North America. The Company operates three segments: (i) Zig-Zag products, (ii) Stoker’s products, and (iii) Creative Distribution Solutions (“CDS”, formerly known as NewGen).

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $5.5 million and $5.1 million for the three months ending September 30, 2024 and 2023, respectively. Shipping costs incurred were approximately $16.3 million and $17.0 million for the nine months ending September 30, 2024 and 2023, respectively.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of September 30, 2024, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $29.5 million. At December 31, 2023, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.7 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of September 30, 2024			As of December 31, 2023
		Gross	Estimated		Gross	Estimated
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Losses	Value
Cash and cash equivalents	$1,959	$–	$1,959	$1,929	$–	$1,929
U.S. Governmental agency obligations (unrealized position < 12 months)	2,170	57	2,227	–	–	–
U.S. Governmental agency obligations (unrealized position > 12 months)	27,944	(2,648)	25,296	30,144	(3,389)	26,755
	$32,073	$(2,591)	$29,482	$32,073	$(3,389)	$28,684

As of
Maturities:	September 30, 2024
Less than one year	$2,250
One to five years	14,771
Five to ten years	11,138
Greater than ten years	1,955
Total	$30,114

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	September 30, 2024	December 31, 2023
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82

Total	$32,073	$32,073

Note 3. Derivative Instruments

Foreign Currency

During the nine months ended September 30, 2024, the Company executed various foreign exchange contracts for the purchase and sale of €1.5 million with maturity dates ranging from October to December 2024.

At September 30, 2024, the Company had foreign currency contracts outstanding for the purchase of €1.5 million and sale of €1.5 million. The foreign currency contracts’ fair value at September 30, 2024, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. At December 31, 2023, the Company had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The foreign currency contracts’ fair value at December 31, 2023, resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities.

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

Long-Term Debt

The Company’s Senior Secured Notes (as defined in Note 10) bear interest at a rate of 5.625% per year. As of September 30, 2024, the fair value approximated $249.0 million, with a carrying value of $250 million. As of December 31, 2023, the fair value of the Senior Secured Notes approximated $234.9 million, with a carrying value of $250 million.

The Convertible Senior Notes (as defined in Note 10) matured on July 15, 2024 and were retired with cash. As of December 31, 2023, the fair value of the Convertible Senior Notes without the conversion feature approximated $114.7 million, with a carrying value of $118.5 million.

See Note 10, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 5. Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2024	2023
Raw materials and work in process	$7,324	$5,201
Leaf tobacco	37,761	34,894
Finished goods - Zig-Zag products	40,267	41,783
Finished goods - Stoker’s products	12,753	8,090
Finished goods - Creative Distribution Solutions	6,394	7,281
Other	1,917	1,711
Inventories	$106,416	$98,960

The inventory valuation allowance was $19.9 million as of September 30, 2024 and $20.6 million as of December 31, 2023.

In December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage resulting in damage to the leaf tobacco. As a result, the Company recorded a $15.2 million inventory reserve related to its leaf tobacco inventory which is included in Other operating income, net in the consolidated statement of income for the quarter ended December 31, 2023. The leaf tobacco inventory is covered by the Company’s stock throughput insurance policy and the Company believes the inventory loss is probable of being fully recovered under the policy. The Company has not incurred, and does not expect to incur, any delays in customer deliveries as a result of the damage.

Note 6. Other Current Assets

Other current assets consist of:

	September 30,	December 31,
	2024	2023
Inventory deposits	$6,118	$5,707
Insurance deposit	–	3,000
Prepaid taxes	877	153
Settlement receivable	–	4,000
Insurance recovery receivable	15,181	15,181
Other	12,021	12,740
Total	$34,197	$40,781

Note 7. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	September 30,	December 31,
	2024	2023
Land	$22	$22
Buildings and improvements	4,217	3,956
Leasehold improvements	7,955	5,440
Machinery and equipment	30,258	29,751
Furniture and fixtures	8,204	8,391
Gross property, plant and equipment	50,656	47,560
Accumulated depreciation	(24,574)	(22,260)
Property, plant and equipment, net	$26,082	$25,300

Note 8. Other Assets

Other assets consist of:

	September 30,	December 31,
	2024	2023
Non-marketable equity investments	$1,887	$2,405
Debt security investments	6,274	6,750
Capitalized software	6,347	5,923
Available-for-sale marketable securities	4,372	–
Other	88	88
Total	$18,968	$15,166

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

In January 2024, the Company invested $0.8 million to acquire an 18.744% stake in Teaza Energy, LLC (“TeaZa”). TeaZa is an innovative brand of flavorful oral pouch products that can be dipped or sipped, designed as a health-conscious alternative to high energy drinks and other conventional oral stimulants. The investment was comprised of $0.5 million in cash and a $0.3 million payable to be offset against the Company’s allocated portion of future profit distributions. The Company also has options to purchase, at fair value, up to 51.744% of the equity interest in TeaZa between September 30, 2024 and January 31, 2025, and up to 100% of the equity interest from February 1, 2025, to June 30, 2026. The Company accounts for its investment in TeaZa using the equity method of accounting.

In July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”). In July 2022, the Company invested an additional $1.0 million in Old Pal. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in July of each year. The accrued interest of $0.2 million, $0.3 million and $0.3 million was rolled into the convertible note in July 2022, 2023 and 2024, respectively, resulting in a total investment of $9.8 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2027. Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three and nine months ended September 30, 2024 and 2023. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of September 30, 2024. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in our Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party  to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. In the second quarter of 2023, based on a quantitative assessment of the fair value, the Company determined the fair value to be $7.7 million and recorded an allowance for credit losses of $0.3 million which is included in investment loss for the nine months ended September 30, 2023. In the fourth quarter of 2023, the Company determined the fair value to be $6.9 million and recorded an allowance for credit losses of $1.0 million included in investment loss at December 31, 2023. In the second quarter of 2024, based upon a quantitative fair value assessment, the Company determined the fair value to be $6.3 million and recorded an allowance for credit losses of $0.8 million included in investment loss for the nine months ended September 30, 2024. The Company has recorded an accrued interest receivable of $0.1 million and $0.1 million at September 30, 2024 and December 31, 2023, respectively, in Other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested in Docklight Brands, Inc. In the first half of 2023, based on Docklight’s financial results, a decline in the revenue multiples for comparable public companies, and a significant change in Docklight’s business model, the Company deemed the investment in Docklight was fully impaired resulting in a loss of $8.7 million which was recorded in investment loss for the nine months ended September 30, 2023. Fair value for all periods presented was determined using a valuation derived from relevant revenue multiples (Level 3).

In October 2020, the Company acquired a 20% stake in Wild Hempettes, LLC. In the third quarter of 2023, based on Wild Hempettes financial results, the Company deemed its investment in Wild Hempettes to be impaired resulting in a $2.2 million impairment charge included in investment loss for the three and nine months ended September 30, 2023. In June 2024, the Company reached an agreement to return its 20% equity stake to Wild Hempettes for no consideration resulting in an impairment charge of $0.3 million recorded in investment loss for the nine months ended September 30, 2024. The investment was returned in the third quarter of 2024. The Company accounted for its 20% share of Wild Hempettes using the equity method of accounting. Fair value for the Company’s share of investment in Wild Hempettes was determined using a valuation derived from relevant revenue multiples (Level 3).

In October 2020, the Company invested in BOMANI Cold Buzz, LLC (“Bomani”). In the second quarter of 2024, due to market conditions in the cold brew, alcohol-infused caffeinated beverages industry, the Company has determined that the fair value of Bomani is zero, and thus recorded a $1.8 million impairment which is included in investment loss for the nine months ended September 30, 2024.

Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange, IC, incorporated in the District of Columbia, to write a portion of its insurance coverage, including with respect to general product, and officer and director liability coverages under deductible reinsurance policies. Interchange, IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange, IC is a wholly-owned subsidiary of Turning Point Brands and is consolidated in the Company’s financial statements.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, stocks, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table (excludes money market funds):

	As of September 30, 2024
		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Stocks	$747	$(21)	$726
Corporate bonds	2,383	27	2,410
U.S. Governmental agency obligations	900	–	900
Real estate investment trusts	334	2	336
	$4,364	$8	$4,372

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
September 30, 2024
Due within one year	$2,231
Due in one to five years	179
Due after ten years	900
Stocks and real estate investment trusts	1,062
Total investments at fair value	$4,372

Note 9. Accrued Liabilities

Accrued liabilities consist of:

	September 30,	December 31,
	2024	2023
Accrued payroll and related items	$7,493	$7,085
Customer returns and allowances	6,264	5,239
Taxes payable	2,024	3,821
Lease liabilities	2,830	2,678
Accrued interest	1,943	6,682
Other	9,921	8,130
Total	$30,475	$33,635

Note 10. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	September 30,	December 31,
	2024	2023
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	–	118,541
Gross notes payable and long-term debt	250,000	368,541
Less deferred finance charges	(1,718)	(3,183)
Less current maturities	–	(58,294)
Notes payable and long-term debt	$248,282	$307,064

The components of interest expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$4,594	$5,221	$15,199	$15,911
Interest income	(821)	(1,237)	(4,956)	(3,898)
Interest expense, net	$3,773	$3,984	$10,243	$12,013

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The Senior Secured Notes Indenture provides for customary events of default. The Company was in compliance with all covenants as of September 30, 2024.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $58.8 million based on the borrowing base as of September 30, 2024.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Convertible Senior Notes

In July 2019, the Company closed an offering of $172.5 million in aggregate principal amount of its 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes were senior unsecured obligations of the Company and were retired with cash on July 15, 2024.

In the first half and third quarter of 2023, a wholly owned subsidiary of the Company repurchased $29.0 million and $15.0 million, respectively, in aggregate principal amount of the Convertible Senior Notes on the open market resulting in gains on extinguishment of debt of $1.3 million and $0.6 million, respectively.  Including amounts repurchased in 2022, a total of $54.0 million in aggregate principal amount of the Convertible Senior Notes had been repurchased as of September 30, 2023. The repurchased notes were retired on July 1, 2024, with no principal amounts remaining outstanding or held by third parties as of September 30, 2024. As of December 31, 2023, $118.5 million aggregate principal was recorded in current liabilities on the Company’s Consolidated Balance Sheet.

Note 11. Leases

The Company’s leases consist primarily of leased property for manufacturing, warehouse, corporate offices and retail space as well as vehicle leases. At lease inception, the Company recognizes a lease right of use asset and lease liability calculated as the present value of future minimum lease payments. Some leases may require payment of other components such as taxes, insurance, maintenance and operating expenses. When payments related to these other components are considered fixed, they are included in the determination of the lease liability due to the Company’s election to combine lease and non-lease components and account for them as a single lease component. Otherwise, they are recognized as variable payments, along with variable payments not based on a rate or index, in the period in which the obligation for those payments is incurred.

In general, the Company does not recognize any renewal periods within the lease terms as there are no significant barriers to ending the lease at the initial term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost
Cost of sales	$123	$125	$376	$382
Selling, general and administrative	473	496	1,413	1,520
Variable lease cost	287	301	871	933
Short-term lease cost	–	7	–	20
Total	$883	$929	$2,660	$2,855

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financing lease cost
Selling, general and administrative	$261	$397	$585	$1,083
Interest expense, net	81	–	116	–
Variable lease cost	22	–	58	–
Total	$364	$397	$759	$1,083

	September 30,	December 31,
	2024	2023
Assets:
Right of use assets - Operating	$7,665	$8,950
Right of use assets - Financing	3,123	2,530
Total lease assets	$10,788	$11,480

Liabilities:
Current lease liabilities - Operating (1)	$1,797	$1,991
Current lease liabilities - Financing (1)	1,033	687
Long-term lease liabilities - Operating	6,954	8,374
Long-term lease liabilities - Financing	2,103	1,576
Total lease liabilities	$11,887	$12,628

(1)	Reported within accrued liabilities on the balance sheets.

	Nine Months Ended September 30,
	2024	2023
Right of use assets obtained in exchange for lease obligations
Operating leases	$–	$143
Finance leases	$1,413	$1,970

Note 12. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2024 was 27.1% and 25.4%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2023 was 25.7% and 25.5%, respectively.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that the Company did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2021.

Note 13. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2024, net of forfeitures, there were 384,037 Restricted Stock Units (“RSUs”), 132,703 options and 75,244 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 798,068 shares available for future grant under the 2021 Plan.

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

On February 8, 2006, the Board of Directors of the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) of North Atlantic Holding Company, Inc., pursuant to which nonqualified stock options and restricted stock awards may be granted to employees. Upon the adoption of the Company’s 2015 Equity Incentive Plan in connection with its IPO, the Company determined no additional grants would be made under the 2006 Plan. However, all awards issued under the 2006 Plan that had not been previously terminated or forfeited remained outstanding and continued unaffected. There are no shares available for grant under the 2006 Plan and all outstanding options have been exercised as of September 30, 2024.

Stock option activity for the 2006, 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2022	683,214	$29.74	$9.24

Granted	77,519	20.71	6.45
Exercised	(33,851)	13.30	4.24
Forfeited	(69,931)	27.51	9.11
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Granted	54,289	27.19	9.21
Exercised	(99,551)	13.48	4.64
Forfeited	(35,388)	37.77	11.94
Outstanding, September 30, 2024	576,301	$31.63	$9.80

Under the 2006, 2015 and 2021 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023, was $2.0 million, and $0.2 million, respectively.

At September 30, 2024, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2017	2018	2019	2020	2021
Number of options granted	40,000	93,819	98,100	155,780	155,000	100,000
Options outstanding at September 30, 2024	20,000	32,136	49,267	122,544	64,723	79,550
Number exercisable at September 30, 2024	20,000	32,136	49,267	122,544	64,723	79,550
Exercise price	$13.00	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	2.36	2.63	3.44	4.47	5.47	6.39
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	27.44%	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	–	–	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,	March 11,
	2021	2022	2022	2023	2024
Number of options granted	7,500	100,000	14,827	77,519	54,289
Options outstanding at September 30, 2024	7,500	62,500	6,273	77,519	54,289
Number exercisable at September 30, 2024	7,500	41,782	4,203	77,519	40,717
Exercise price	$45.05	$30.46	$31.39	$20.71	$27.19
Remaining lives	6.63	7.46	7.58	8.62	9.45
Risk free interest rate	0.84%	2.10%	2.92%	3.41%	4.06%
Expected volatility	31.50%	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	6.000	5.186	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45	$9.21

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, compensation expense related to the options was approximately $0.5 million and $0.6 million, respectively. Total unrecognized compensation expense related to options at September 30, 2024 is $0.1 million, which will be expensed over 0.25 years.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of September 30, 2024, there are 380,645 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of September 30, 2024.

	March 18,	February 18,	March 14,	May 4,	March 1,	April 1,
	2020	2021	2022	2023	2024	2024
Number of PRSUs granted	94,000	100,000	49,996	133,578	111,321	8,242
PRSUs outstanding at September 30, 2024	71,710	71,790	35,574	94,670	98,659	8,242
Fair value as of grant date	$14.85	$51.75	$30.46	$22.25	$26.52	$29.12
Remaining lives	0.25	1.25	2.25	1.25	2.25	2.25

The Company recorded compensation expense related to the PRSUs of approximately $0.8 million and $0.8 million in the consolidated statements of income for the three months ended September 30, 2024 and 2023, respectively, based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $2.5 million and $1.9 million in the consolidated statements of income for the nine months ended September 30, 2024 and 2023, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at September 30, 2024, is $3.5 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 234,420 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of September 30, 2024.

	March 14,	March 14,	April 29,	May 5,	March 1,	March 11,	April 1,	May 8,
	2022	2022	2022	2023	2024	2024	2024	2024
Number of RSUs granted	50,004	28,726	4,522	130,873	105,257	18,389	5,495	16,905
RSUs outstanding at September 30, 2024	34,616	9,481	1,913	71,731	89,681	4,598	5,495	16,905
Fair value as of grant date	$30.46	$30.46	$31.39	$22.25	$26.52	$27.19	$29.12	$33.13
Remaining lives	2.25	0.25	2.25	1.50	2.50	0.25	2.50	0.50

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.9 million and $0.8 million for the three months ended September 30, 2024 and 2023. The Company recorded compensation expense related to the RSUs of approximately $2.7 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively. Total unrecognized compensation expense related to RSUs at September 30, 2024, is $3.0 million, which will be expensed over 2.01 years.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2024			2023
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$12,375			$10,831

Denominator
Weighted average		17,722,855	$0.70		17,595,980	$0.62

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$12,375			$10,831
Interest expense related to Convertible Senior Notes, net of tax	143			743
Diluted net income attributable to Turning Point Brands. Inc.	$12,518			$11,574

Denominator
Basic weighted average		17,722,855			17,595,980
Convertible Senior Notes		345,562			2,311,086
Stock options and restricted stock units (1)		380,303			191,384
		18,448,720	$0.68		20,098,450	$0.58

	Nine Months Ended September 30,
	2024			2023
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$37,389			$28,353

Denominator
Weighted average		17,678,257	$2.11		17,569,493	$1.61

Diluted EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$37,389			$28,353
Interest expense related to Convertible Senior Notes	1,566			2,546
Diluted net income attributable to Turning Point Brands. Inc.	$38,955			$30,899

Denominator
Basic weighted average		17,678,257			17,569,493
Convertible Senior Notes		1,594,546			2,637,252
Stock options and restricted stock units (1)		327,847			209,041
		19,600,650	$1.99		20,415,786	$1.51

(1)
There were 0.2 million and 0.3 million outstanding stock options not included in the computation of diluted earnings per share in the three months ended September 30, 2024 and 2023, respectively, and 0.2 million and 0.3 million in the nine months ended September 30, 2024 and 2023, respectively, because the effect would have been antidilutive.

Note 16. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments: (1) Zig-Zag products; (2) Stoker’s products; and (3) Creative Distribution Solutions. The Zig-Zag products segment markets and distributes (a) rolling papers, tubes, and related products; (b) finished cigars and MYO cigar wraps; and (c) lighters and other accessories. The Stoker’s products segment (a) manufactures and markets moist snuff, (b) contracts for and markets loose leaf chewing tobacco products, and (c) FRE, its modern oral product. The Creative Distribution Solutions segment (a) markets and distributes liquid nicotine products and certain other products without tobacco and/or nicotine; (b) distributes a wide assortment of products to non-traditional retail outlets via Beast Distribution (formerly known as VaporBeast); and (c) markets and distributes a wide assortment of products to individual consumers via the Company’s B2C online platform. Products in the Zig-Zag products and Stoker’s products segments are distributed primarily through wholesale distributors in the U.S. and Canada while products in the Creative Distribution Solutions segment are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the U.S. Corporate unallocated includes the costs and assets of the Company not assigned to one of the three reportable segments and includes corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as costs related to the FDA premarket tobacco product application.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
Zig-Zag products	$49,324	$46,754	$146,502	$135,363
Stoker’s products	41,380	36,916	120,491	106,634
Total Zig-Zag and Stoker’s products	$90,704	$83,670	$266,993	$241,997
Creative Distribution Solutions	14,913	18,052	44,194	66,276
Total	$105,617	$101,722	$311,187	$308,273

Gross profit
Zig-Zag products	$27,327	$26,745	$81,736	$75,557
Stoker’s products	23,071	20,572	67,410	60,005
Total Zig-Zag and Stoker’s products	$50,398	$47,317	$149,146	$135,562
Creative Distribution Solutions	3,301	4,305	10,306	17,155
Total	$53,699	$51,622	$159,452	$152,717

Operating income (loss)
Zig-Zag products	$17,378	$16,672	$53,637	$47,313
Stoker’s products	17,162	15,703	50,420	45,375
Total Zig-Zag and Stoker’s products	$34,540	$32,375	$104,057	$92,688
Creative Distribution Solutions	(278)	(460)	(388)	261
Total segment operating income	$34,262	$31,915	$103,669	$92,949
Corporate unallocated (1)(2)	(13,732)	(11,678)	(41,111)	(34,325)
Total	$20,530	$20,237	$62,558	$58,624

Interest expense, net	3,773	3,984	10,243	12,013
Investment (gain) loss	(203)	2,101	2,117	10,980
Gain on extinguishment of debt	–	(481)	–	(1,858)

Income before income taxes	$16,960	$14,633	$50,198	$37,489

Capital expenditures
Zig-Zag products	$212	$3	$2,659	$1,088
Stoker’s products	5	1,211	857	3,118
Total Zig-Zag and Stoker’s products	$217	$1,214	$3,516	$4,206
Creative Distribution Solutions	–	–	–	–
Total	$217	$1,214	$3,516	$4,206

Depreciation and amortization
Zig-Zag products	$481	$269	$1,096	$803
Stoker’s products	1,191	795	2,999	2,210
Total Zig-Zag and Stoker’s products	$1,672	$1,064	$4,095	$3,013
Creative Distribution Solutions	513	562	1,635	1,690
Total	$2,185	$1,626	$5,730	$4,703

(1)	Includes corporate costs that are not allocated to any of the three reportable segments.
(2)
Includes costs related to PMTA of $1.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Includes costs related to PMTA of $3.1 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

	September 30,	December 31,
	2024	2023
Assets
Zig-Zag products	$234,741	$177,135
Stoker’s products	187,281	174,994
Corporate unallocated (1)	38,608	190,223
Total Zig-Zag and Stoker’s products	$460,630	$542,352
Creative Distribution Solutions	27,379	27,004
Total	$488,009	$569,356

(1)	Includes cash and assets not assigned to the three reportable segments. All goodwill has been allocated to the reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Zig-Zag products and Stoker’s products segments are primarily comprised of sales made to wholesalers while Creative Distribution Solutions sales are made business-to-business and business-to-consumer primarily through the Company’s online platforms. Creative Distribution Solutions net sales are broken out by sales channel below.

	Creative Distribution Solutions
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Business to Business	$13,661	$16,089	$40,155	$58,620
Business to Consumer	1,243	1,912	3,974	7,247
Other	9	51	65	409
Total	$14,913	$18,052	$44,194	$66,276

Net Sales—Domestic vs. Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Domestic	$97,634	$93,533	$287,663	$285,514
Foreign	7,983	8,189	23,524	22,759
Total	$105,617	$101,722	$311,187	$308,273

Note 17. Additional Information with Respect to Unrestricted Subsidiaries

Under the terms of the Senior Secured Notes Indenture and Senior Secured Notes, the Company has designated its subsidiaries, South Beach Brands LLC, TPB Beast LLC and Intrepid Brands, LLC as “Unrestricted Subsidiaries”. South Beach Brands LLC is a holding company under which the Company’s liquid nicotine business TPB Beast LLC operating as Creative Distribution Solutions sits. The Company designated Interchange, IC as an “Unrestricted Subsidiary” as of April 1, 2024. The Company is required under the terms of the Senior Secured Notes Indenture and the Senior Secured Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is below.

Income Statements for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited):

	Three Months Ended September 30
	2024			2023
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$90,704	$14,913	$105,617	$83,670	$18,052	$101,722
Cost of sales	40,306	11,612	51,918	36,353	13,747	50,100
Gross profit	50,398	3,301	53,699	47,317	4,305	51,622
Selling, general, and administrative expenses	29,748	3,421	33,169	26,620	4,765	31,385
Other operating (income) expense	(5)	5	–	–	–	–
Operating income (loss)	20,655	(125)	20,530	20,697	(460)	20,237
Interest expense (income), net	3,978	(205)	3,773	3,984	–	3,984
Investment (gain) loss	(143)	(60)	(203)	2,101	–	2,101
Gain on extinguishment of debt	–	–	–	(481)	–	(481)
Income (loss) before income taxes	16,820	140	16,960	15,093	(460)	14,633
Income tax expense	4,563	38	4,601	3,885	(118)	3,767
Consolidated net income (loss)	12,257	102	12,359	11,208	(342)	10,866
Net (loss) income attributable to non-controlling interest	(16)	–	(16)	35	–	35
Net income (loss) attributable to Turning Point Brands, Inc.	$12,273	$102	$12,375	$11,173	$(342)	$10,831

	Nine Months Ended September 30,
	2024			2023
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Net sales	$266,993	$44,194	$311,187	$241,997	$66,276	$308,273
Cost of sales	117,847	33,888	151,735	106,435	49,121	155,556
Gross profit	149,146	10,306	159,452	135,562	17,155	152,717
Selling, general, and administrative expenses	88,352	10,216	98,568	77,199	16,894	94,093
Other operating income	(1,682)	8	(1,674)	–	–	–
Operating income	62,476	82	62,558	58,363	261	58,624
Interest expense (income), net	10,499	(256)	10,243	12,013	–	12,013
Investment loss (gain)	2,334	(217)	2,117	10,980	–	10,980
Gain on extinguishment of debt	–	–	–	(1,858)	–	(1,858)
Income before income taxes	49,643	555	50,198	37,228	261	37,489
Income tax expense	12,602	141	12,743	9,506	67	9,573
Consolidated net income	37,041	414	37,455	27,722	194	27,916
Net income (loss) attributable to non-controlling interest	66	–	66	(437)	–	(437)
Net income attributable to Turning Point Brands, Inc.	$36,975	$414	$37,389	$28,159	$194	$28,353

Balance Sheet as of September 30, 2024 (unaudited):

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$25,978	$7,579	$–	$33,557
Accounts receivable, net	10,582	–	–	10,582
Inventories	100,022	6,394	–	106,416
Other current assets	31,990	2,207	–	34,197
Total current assets	168,572	16,180	–	184,752
Property, plant, and equipment, net	26,067	15	–	26,082
Deferred income taxes	919	–	–	919
Right of use assets	10,719	69	–	10,788
Deferred financing costs, net	1,984	–	–	1,984
Goodwill	136,413	–	–	136,413
Other intangible assets, net	65,593	13,028	–	78,621
Master Settlement Agreement (MSA) escrow deposits	29,482	–	–	29,482
Other assets	13,879	5,089	–	18,968
Investment in unrestricted subsidiaries	61,446	–	(61,446)	–
Total assets	$515,074	$34,381	$(61,446)	$488,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,369	$1,067	$–	$13,436
Accrued liabilities	28,909	1,566	–	30,475
Total current liabilities	41,278	2,633	–	43,911
Notes payable and long-term debt	248,282	–	–	248,282
Lease liabilities	9,057	–	–	9,057
Total liabilities	298,617	2,633	–	301,250

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	215,372	31,748	(61,446)	185,674
Non-controlling interest	1,085	–	–	1,085
Total stockholders’ equity	216,457	31,748	(61,446)	186,759
Total liabilities and stockholders’ equity	$515,074	$34,381	$(61,446)	$488,009

Balance Sheet as of December 31, 2023:

ASSETS	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$116,725	$1,161	$–	$117,886
Accounts receivable, net	9,989	–	–	9,989
Inventories, net	91,679	7,281	–	98,960
Other current assets	36,937	3,844	–	40,781
Total current assets	255,330	12,286	–	267,616
Property, plant, and equipment, net	25,142	158	–	25,300
Deferred income taxes	1,468	–	–	1,468
Right of use assets	11,359	121	–	11,480
Deferred financing costs, net	2,450	–	–	2,450
Goodwill	136,250	–	–	136,250
Other intangible assets, net	66,490	14,452	–	80,942
Master Settlement Agreement (MSA) escrow deposits	28,684	–	–	28,684
Other assets	15,166	–	–	15,166
Investment in unrestricted subsidiaries	48,229	–	(48,229)	–
Total assets	$590,568	$27,017	$(48,229)	$569,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,781	$626	$–	$8,407
Accrued liabilities	32,052	1,583	–	33,635
Current portion of long-term debt	58,294	–	–	58,294
Total current liabilities	98,127	2,209	–	100,336
Notes payable and long-term debt	307,064	–	–	307,064
Lease liabilities	9,898	52	–	9,950
Total liabilities	415,089	2,261	–	417,350

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	174,449	24,756	(48,229)	150,976
Non-controlling interest	1,030	–	–	1,030
Total stockholders’ equity	175,479	24,756	(48,229)	152,006
Total liabilities and stockholders’ equity	$590,568	$27,017	$(48,229)	$569,356

Note 18. Dividends and Share Repurchases

A dividend of $0.07 per common share was paid on October 4, 2024, to shareholders of record at the close of business on September 13, 2024.

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

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022, in each case bringing the aggregate approval back to $50.0 million. On November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. The total number of shares repurchased for the three months ended September 30, 2024 was 26,978 shares for a total cost of $1.1 million and an average price per share of $41.46. The total number of shares repurchased for the nine months ended September 30, 2024 was 133,873 shares for a total cost of $4.2 million at an average price per share of $31.15.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2023, and as compared with the three and nine months ended September 30, 2024.  The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

In this MD&A, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc., and its consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc., without any of its subsidiaries. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Turning Point Brands, Inc. is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited low-single-digit consumer unit annualized growth over the four-year period ended 2023 as reported by Management Science Associates, Inc. a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® in the Zig-Zag products segment and Stoker’s® along with FRE®, Beech-Nut® and Trophy® in the Stoker’s products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 820 distributors with an additional 650 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

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

Products

We operate in three segments: Zig-Zag products, Stoker’s products and Creative Distribution Solutions (“CDS”). In our Zig-Zag products segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps; and (iii) lighters and other accessories.  In addition, we have a majority stake in Turning Point Brands Canada which is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. In our Stoker’s products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market FRE, our modern oral product; and (iii) contract for and market loose leaf chewing tobacco products. In our Creative Distribution Solutions segment, we (i) market and distribute liquid nicotine products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via Beast Distribution (formerly known as VaporBeast), and (iii) market and distribute a wide assortment of products to individual consumers via the Company’s B2C online platform.

Operations

Our core Zig-Zag products and Stoker’s products segments primarily generate revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our acquisition of Vapor Beast in 2016 expanded our revenue streams as we began selling directly to non-traditional retail outlets. Our acquisition of IVG in 2018 enhanced our B2C revenue stream with the addition of an online platform. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Consolidated Financial Statements - Note 1 - Business and Basis of Presentation - Recent Accounting Pronouncements.”

Results of Operations

Comparison of the Three Months Ended September 30, 2024, to the Three Months Ended September 30, 2023

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$49,324	$46,754	5.5%
Stoker’s products	41,380	36,916	12.1%
Total Zig-Zag and Stoker’s products	90,704	83,670	8.4%
Creative Distribution Solutions	14,913	18,052	-17.4%
Total net sales	105,617	101,722	3.8%
Cost of sales	51,918	50,100	3.6%
Gross profit
Zig-Zag products	27,327	26,745	2.2%
Stoker’s products	23,071	20,572	12.1%
Total Zig-Zag and Stoker’s products	50,398	47,317	6.5%
Creative Distribution Solutions	3,301	4,305	-23.3%
Total gross profit	53,699	51,622	4.0%

Selling, general, and administrative expenses	33,169	31,385	5.7%

Operating income (loss)
Zig-Zag products	17,378	16,672	4.2%
Stoker’s products	17,162	15,703	9.3%
Creative Distributions Solutions	(278)	(460)	-39.6%
Total segment operating income	34,262	31,915	7.4%
Corporate unallocated	(13,732)	(11,678)	17.6%
Total operating income	20,530	20,237	1.4%
Interest expense, net	3,773	3,984	-5.3%
Investment (gain) loss	(203)	2,101	-109.7%
Gain on extinguishment of debt	–	(481)	NM
Income before income taxes	16,960	14,633	15.9%
Income tax expense	4,601	3,767	22.1%
Consolidated net income	12,359	10,866	13.7%
Net (loss) income attributable to non-controlling interest	(16)	35	-145.7%
Net income attributable to Turning Point Brands, Inc.	$12,375	$10,831	14.3%

Net Sales: For the three months ended September 30, 2024, consolidated net sales increased $3.9 million, or 3.8% compared to the prior year period, driven by an increase in the Zig-Zag and Stoker’s products segments, partially offset by a decline in the Creative Distribution Solutions segment.

For the three months ended September 30, 2024, net sales in the Zig-Zag products segment increased $2.6 million, or 5.5% compared to the prior year period. The increase in net sales was driven primarily by $1.4 million of growth in our cigar products, $1.2 million of growth in our U.S. papers and wraps, and $0.5 million of growth in our Canadian products business, partially offset by a decline of $0.8 million in our Clipper lighter business.

For the three months ended September 30, 2024, net sales in the Stoker’s products segment increased $4.5 million, or 12.1% compared to the prior year period. For the three months ended September 30, 2024, sales volume of Stoker’s products increased 2.9% as compared with the prior year period contributing $1.1 million to the increase, and price/product mix increased 9.2% which contributed $3.4 million to the increase. The increase in net sales was driven by $3.9 million of growth in our modern oral product FRE and $0.8 million of growth of Stoker’s® MST, partially offset by a $0.3 million decline in net sales of loose-leaf chewing tobacco.

For the three months ended September 30, 2024, net sales in the Creative Distribution Solutions segment decreased $3.1 million, or 17.4% compared to the prior year period. The decrease in net sales was primarily the result of lower sales volumes in the liquid nicotine distribution business, contributing $3.1 million to the decrease, and our strategic decision to eliminate certain unprofitable brands and to focus on a narrower set of products.

Gross Profit:  For the three months ended September 30, 2024, consolidated gross profit increased $2.1 million, or 4.0% compared to the prior year period. Gross profit as a percentage of net sales increased slightly to 50.8% for the three months ended September 30, 2024, compared to 50.7% for the three months ended September 30, 2023. The overall increase in gross profit was driven by increased margins in the Stoker’s products segment, partially offset by decreased margins in the Creative Distribution Solutions segment.

For the three months ended September 30, 2024, gross profit in the Zig-Zag products segment increased $0.6 million, or 2.2% compared to the prior year period. Gross profit as a percentage of net sales decreased to 55.4% of net sales for the three months ended September 30, 2024, from 57.2% of net sales for the three months ended September 30, 2023, driven primarily by growth in U.S. papers and Canadian products, which generate higher margins, offset by higher net sales of cigar products which generate lower margins than other products in the segment.

For the three months ended September 30, 2024, gross profit in the Stoker’s products segment increased $2.5 million, or 12.1% compared to the prior year period. Gross profit as a percentage of net sales increased slightly to 55.8% of net sales for the three months ended September 30, 2024, from 55.7% of net sales for the three months ended September 30, 2023, primarily driven by Stoker’s MST net sales growth at higher margins, and higher net sales of FRE, though at lower margins than other products in the segment.

For the three months ended September 30, 2024, gross profit in the Creative Distribution Solutions segment decreased $1.0 million, or 23.3% compared to the prior year period. Gross profit as a percentage of net sales decreased to 22.1% of net sales for the three months ended September 30, 2024, from 23.8% of net sales for the three months ended September 30, 2023, primarily as a result of sales channel mix as business-to-business net sales, which generates lower margins than business-to-consumer sales, increased to 83% of net segment sales for the three months ended September 30, 2024 from 77% of net segment sales for the three months ended September 30, 2023.

Selling, General, and Administrative Expenses:  For the three months ended September 30, 2024, selling, general, and administrative expenses increased $1.8 million, or 5.7% compared to the prior year period. Selling, general and administrative expenses in the three months ended September 30, 2024, included $1.8 million of stock options, restricted stock and incentives expense, $1.2 million of expense related to PMTA, $0.9 million of transaction costs, $0.2 million of expense related to the implementation of the new ERP and CRM systems, and $0.2 million of expense related to corporate restructuring. Selling, general and administrative expenses in the three months ended September 30, 2023, included $1.8 million of stock options, restricted stock and incentives expense, $0.3 million of expense related to PMTA, $0.2 million of expense related to corporate restructuring, $0.1 million of transaction costs and $0.1 million of expense related to the new ERP and CRM systems.

Operating Income (Loss):  For the three months ended September 30, 2024, consolidated operating income increased $0.3 million, or 1.4% compared to the prior year period. Operating income as a percentage of net sales decreased to 19.4% of net sales for the three months ended September 30, 2024 from 19.9% of net sales for the three months ended September 30, 2023, primarily driven by decreased gross profit in the Creative Distribution Solutions segment, partially offset by increased gross profit in the Zig-Zag and Stoker’s products segments.

For the three months ended September 30, 2024, operating income in the Zig-Zag products segment increased $0.7 million, or 4.2% compared to the prior year period. Operating income as a percentage of net sales increased to 16.5% of net sales for the three months ended September 30, 2024 from 16.4% of net sales for the three months ended September 30, 2023, primarily driven by increased gross profit in our Canadian products business, U.S. papers and cigar products, combined with lower operational costs.

For the three months ended September 30, 2024, operating income in the Stoker’s products segment increased $1.5 million, or 9.3% compared to the prior year period. Operating income as a percentage of net sales increased to 16.2% of net sales for the three months ended September 30, 2024 from 15.4% of net sales for the three months ended September 30, 2023, primarily driven by Stoker’s MST net sales growth at higher margins, and higher net sales of FRE which represented a higher percentage of the segment’s sales compared to the prior year period and has lower margins than other products in the segment.

For the three months ended September 30, 2024, operating loss in the Creative Distribution Solutions segment decreased $0.2 million, or  39.6% compared to the prior year period. Operating loss as a percentage of net sales decreased to (0.3)% of net sales for the three months ended September 30, 2024, from (0.5)% of net sales for the three months ended September 30, 2023, primarily driven by cost savings that were not matched by the decline in net revenue. The decline in revenue was expected in light of our decision to focus on more profitable products.

Included in consolidated operating income are costs of the Company which are not assigned to one of the three reportable segments and includes: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the three months ended September 30, 2024, unallocated costs were $13.7 million compared to $11.7 million in the prior year period, an increase of $2.1 million or 17.6%.

Interest Expense, net:  For the three months ended September 30, 2024, interest expense, net decreased $0.2 million compared to the prior year period as a result of the repurchase of $15.0 million of Convertible Senior Notes in the third quarter of 2023, the maturity of the Convertible Senior Notes in the third quarter of 2024, and increased interest income on cash deposits due to rising interest rates.

Investment (Gain) Loss:  For the three months ended September 30, 2024, we had an investment gain of $0.2 million compared to a $2.1 million loss for the three months ended September 30, 2023. The change is primarily the result of no impairments recognized on our investments in the third quarter of 2024, compared to an impairment charge recognized on our investment in Wild Hempettes for $2.2 million in the third quarter of 2023.

Gain on Extinguishment of Debt: There was no gain or loss on extinguishment of debt for the three months ended September 30, 2024 compared to a $0.6 million gain on extinguishment of debt for the three months ended September 30, 2023 as a result of repurchasing $15.0 million of Convertible Senior Notes in the third quarter of 2023.

Income Tax Expense:  Our income tax expense of $4.6 million was 27.1% of income before income taxes for the three months ended September 30, 2024. Our effective income tax rate was 25.7% for the three months ended September 30, 2023.

Net Income (Loss) Attributable to Non-Controlling Interest:  Net income (loss) attributable to non-controlling interest was $0.0 million for the three months ended September 30, 2024 and 2023.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended September 30, 2024 and 2023, was $12.4 million and $10.8 million, respectively.

Comparison of the Nine Months Ended September 30, 2024, to the Nine Months Ended September 30, 2023

The table and discussion set forth below displays our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$146,502	$135,363	8.2%
Stoker’s products	120,491	106,634	13.0%
Total Zig-Zag and Stoker’s products	266,993	241,997	10.3%
Creative Distribution Solutions	44,194	66,276	-33.3%
Total net sales	311,187	308,273	0.9%
Cost of sales	151,735	155,556	-2.5%
Gross profit
Zig-Zag products	81,736	75,557	8.2%
Stoker’s products	67,410	60,005	12.3%
Total Zig-Zag and Stoker’s products	149,146	135,562	10.0%
Creative Distribution Solutions	10,306	17,155	-39.9%
Total gross profit	159,452	152,717	4.4%

Selling, general, and administrative expenses	98,568	94,093	4.8%
Other operating income	(1,674)	–	NM
Operating income (loss)
Zig-Zag products	53,637	47,313	13.4%
Stoker’s products	50,420	45,375	11.1%
Creative Distribution Solutions	(388)	261	-248.7%
Total segment operating income	103,669	92,949	11.5%
Corporate unallocated	(41,111)	(34,325)	19.8%
Total operating income	62,558	58,624	6.7%
Interest expense, net	10,243	12,013	-14.7%
Investment loss	2,117	10,980	-80.7%
Gain on extinguishment of debt	–	(1,858)	NM
Income before income taxes	50,198	37,489	33.9%
Income tax expense	12,743	9,573	33.1%
Consolidated net income	37,455	27,916	34.2%
Net income (loss) attributable to non-controlling interest	66	(437)	-115.1%
Net income attributable to Turning Point Brands, Inc.	$37,389	$28,353	31.9%

Net Sales:  For the nine months ended September 30, 2024, consolidated net sales increased $2.9 million, or 0.9% compared to the prior year period, driven by an increase in the Zig-Zag and Stoker’s products segments, partially offset by a decline in the Creative Distribution Solutions segment.

For the nine months ended September 30, 2024, net sales in the Zig-Zag products segment increased $11.1 million, or 8.2% compared to the prior year period. The increase in net sales was driven primarily by $6.2 million of growth in U.S. papers and wraps, $5.2 million of growth in cigars, $1.9 million of growth in our Canadian products business and $2.1 million of growth in the alternative smoking accessories market, partially offset by declines of $4.0 million in our Clipper lighter business.

For the nine months ended September 30, 2024, net sales in the Stoker’s products segment increased $13.9 million, or 13.0% compared to the prior year period. For the nine months ended September 30, 2024, sales volume of Stoker’s products increased 2.9% as compared with the prior year period contributing $3.1 million to the increase, and price/product mix increased 10.1% which contributed $10.8 million to the increase. The increase in net sales was driven primarily by $9.0 million of growth in modern oral product FRE and $5.8 million of growth in Stoker’s MST, partially offset by a $0.9 million decline in loose-leaf chewing tobacco.

For the nine months ended September 30, 2024, net sales in the Creative Distribution Solutions segment decreased $22.1 million, or 33.3% compared to the prior year period.  The decrease in net sales was primarily the result of reduced sales volumes in the liquid nicotine distribution business contributing $22.4 million to the decrease, and our strategic decision to eliminate certain unprofitable brands and to focus on a narrower set of products.

Gross Profit:  For the nine months ended September 30, 2024, consolidated gross profit increased $6.7 million, or 4.4% compared to the prior year period. Gross profit as a percentage of net sales increased to 51.2% for the nine months ended September 30, 2024, compared to 49.5% for the nine months ended September 30, 2023, primarily driven by increased margins as the Creative Distribution Solutions segment became a smaller part of the overall company.

For the nine months ended September 30, 2024, gross profit in the Zig-Zag products segment increased $6.2 million, or 8.2% compared to the prior year period. Gross profit as a percentage of net sales remained steady at 55.8% of net sales for the nine months ended September 30, 2024 and 2023. Net sales increased in U.S. papers and wraps products which generate a higher gross margin than cigars, while net sales in Clipper products declined.

For the nine months ended September 30, 2024, gross profit in the Stoker’s products segment increased $7.4 million, or 12.3% compared to the prior year period. Gross profit as a percentage of net sales decreased to 55.9% of net sales for the nine months ended September 30, 2024, from 56.3% of net sales for the nine months ended September 30, 2023, as a result of product mix as the growth in our modern oral product FRE, which generates lower margins as compared with other products in the Stoker’s products segment, outpaced the growth of MST.

For the nine months ended September 30, 2024, gross profit in the Creative Distribution Solutions segment decreased $6.8 million, or 39.9% compared to the prior year period. Gross profit as a percentage of net sales decreased to 23.3% of net sales for the nine months ended September 30, 2024, from 25.9% of net sales for the nine months ended September 30, 2023, primarily as a result of sales channel mix as business-to-business net sales, which generate lower margins than business-to-consumer sales, increased to 83% of net segment sales for the nine months ended September 30, 2024 from 78% of net segment sales for the nine months ended September 30, 2023.

Selling, General, and Administrative Expenses:  For the nine months ended September 30, 2024, selling, general, and administrative expenses increased $4.5 million, or 4.8%, compared to the prior year period. Selling, general and administrative expenses in the nine months ended September 30, 2024, included $5.7 million of stock options, restricted stock and incentives expense, $3.1 million of expense related to PMTA, $1.7 million of expense related to corporate restructuring, $1.0 million related to transaction costs and $0.8 million of expense related to the implementation of the new ERP and CRM systems. Selling, general and administrative expenses in the nine months ended September 30, 2023, included $4.7 million of stock options, restricted stock and incentives expense, $1.1 million of expense related to PMTA, $0.4 million of expense related to the implementation of the new ERP and CRM systems, $0.2 million of expense related to corporate restructuring and $0.2 million related to transaction costs.

Other Operating Income: For the nine months ended September 30, 2024, other operating income increased $1.7 million compared to the prior year period due to a federal excise tax refund of $1.7 million received in the first half of 2024.

Operating Income (Loss):  For the nine months ended September 30, 2024, consolidated operating income increased $3.9 million, or 6.7% compared to the prior year period. Operating income as a percentage of net sales increased to 20.1% of net sales for the nine months ended September 30, 2024 from 19.0% of net sales for the nine months ended September 30, 2023, primarily driven by increased gross profit in the Zig-Zag and Stoker’s products segments partially offset by decreased gross profit in the Creative Distribution Solutions segment.

For the nine months ended September 30, 2024, operating income in the Zig-Zag products segment increased $6.3 million, or 13.4% compared to the prior year period. Operating income as a percentage of net sales increased to 17.2% of net sales for the nine months ended September 30, 2024 from 15.3% of net sales for the nine months ended September 30, 2023, primarily driven by increased gross profit in our Canadian products business and U.S. papers and wraps products.

For the nine months ended September 30, 2024, operating income in the Stoker’s products segment increased $5.0 million, or 11.1% compared to the prior year period. Operating income as a percentage of net sales increased to 16.2% of net sales for the nine months ended September 30, 2024 from 14.7% of net sales for the nine months ended September 30, 2023, primarily driven by Stoker’s MST net sales growth at higher margins and higher net sales of FRE.

For the nine months ended September 30, 2024, operating income in the Creative Distribution Solutions segment decreased $0.6 million, or 248.7% compared to the prior year period driven by a decline in gross profit that was not matched with cost savings. Operating income (loss) as a percentage of net sales remained steady at (0.1)% of net sales for the nine months ended September 30, 2024 and 2023.

Included in consolidated operating income are costs of the Company which are not assigned to one of the three reportable segments and includes: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application.  For the nine months ended September 30, 2024, unallocated costs were $41.1 million compared to $34.3 million in the prior year period, an increase of $6.8 million or 19.8%, primarily driven by an increase of $2.0 million related to PMTA, an increase of $1.5 million of restructuring expense, an increase of $1.1 million of stock compensation expense and an increase of $0.8 million of transaction costs.

Interest Expense, net:  For the nine months ended September 30, 2024, interest expense, net decreased $1.8 million compared to the prior year period as a result of the repurchases of $44.0 million of Convertible Senior Notes in 2023, the maturity of the Convertible Senior Notes in the third quarter of 2024, and increased interest income on cash as a result of rising interest rates.

Investment Loss:  For the nine months ended September 30, 2024, investment loss decreased to $2.1 million compared to $11.0 million for the nine months ended September 30, 2023. The change is primarily the result of impairment charges recognized on our investments in Bomani for $1.8 million and Old Pal for $0.8 million for the nine months ended September 30, 2024, compared to impairment charges in Docklight for $8.7 million and Wild Hempettes for $2.2 million for the nine months ended September 30, 2023.

Gain on Extinguishment of Debt: There was no gain or loss on extinguishment of debt for the nine months ended September 30, 2024 compared to a gain on extinguishment of debt of $1.9 million for the nine months ended September 30, 2023 as a result of repurchasing $44.0 million of Convertible Senior Notes through the third quarter of 2023.

Income Tax Expense:  Our income tax expense of $12.7 million was 25.4% of income before income taxes for the nine months ended September 30, 2024. Our effective income tax rate was 25.5% for the nine months ended September 30, 2023.

Net Income (Loss) Attributable to Non-Controlling Interest:  Net income attributable to non-controlling interest was $0.1 million for the nine months ended September 30, 2024 compared to a $0.4 million loss for the nine months ended September 30, 2023.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the nine months ended September 30, 2024 and 2023, was $37.4 million and $28.4 million, respectively.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Turning Point Brands, Inc.	$12,375	$10,831	$37,389	$28,353
Add:
Interest expense, net	3,773	3,984	10,243	12,013
Gain on extinguishment of debt	–	(481)	–	(1,858)
Income tax expense	4,601	3,767	12,743	9,573
Depreciation expense	981	782	2,709	2,317
Amortization expense	1,204	844	3,021	2,386
EBITDA	$22,934	$19,727	$66,105	$52,784
Components of Adjusted EBITDA
Corporate and CDS restructuring (a)	186	190	1,730	190
ERP/CRM (b)	154	138	781	414
Stock options, restricted stock, and incentives expense (c)	1,769	1,824	5,720	4,660
Transactional expenses and strategic initiatives (d)	873	76	1,000	162
FDA PMTA (e)	1,242	275	3,080	1,095
Non-cash asset impairment (f)	–	2,173	2,722	11,162
FET Refund (g)	–	–	(1,674)	–
Adjusted EBITDA	$27,158	$24,403	$79,464	$70,467

(a)	Represents costs associated with corporate and CDS restructuring, including severance.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, incentives expense and Solace performance stock units.
(d)	Represents the fees incurred for transaction expenses.
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

Liquidity and Capital Resources

As of September 30, 2024, we have $33.6 million of cash on hand and have $58.8 million of availability under the 2023 ABL Facility. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our Convertible Senior Notes matured on July 15, 2024 and were retired with cash. We have no borrowings outstanding under our ABL as of September 30, 2024.

Our adjusted working capital, which we define as current assets less cash and current liabilities, increased $57.9 million compared to the prior year end. The increase in working capital is primarily a result of a $60.2 million decrease in current liabilities due to the July 15, 2024 maturity of our Convertible Senior Notes which were retired with cash on that date. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

	As of
(in thousands)	September 30, 2024	December 31, 2023

Current assets	$151,195	$149,730
Current liabilities	43,911	100,336
Adjusted working capital	$107,284	$49,394

Our cash flows from operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	Nine Months Ended September 30,
Cash provided by (used in):	2024	2023
Operating activities	$49,321	$40,005
Investing activities	$(9,064)	$(4,403)
Financing activities	$(127,527)	$(45,956)

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities was $49.3 million, an increase of $9.3 million compared to the prior year period, primarily due to an increase in net income, net of non-cash items of $4.6 million, and an increase in the change in other current assets of $4.5 million. The primary drivers of non-cash items were a $8.4 million decrease in loss on investments compared to the prior year period, partially offset by a $1.1 million increase in stock compensation expense and a $1.8 million decrease in gains on extinguishment of debt compared to the prior year period. The increase in cash from other current assets was primarily driven by the Berteau settlement receivable of $4.0 million and an insurance deposit receivable of $3.0 million, both received in cash in the nine months ended September 30, 2024.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $9.1 million, an increase of $4.7 million compared to the prior year period, primarily due to the net purchase of $4.3 million in investments by our captive insurance subsidiary.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities was $127.5 million, an increase of $81.6 million compared to the prior year period, primarily due to a $118.5 million cash payment for retirement of the Convertible Senior Notes and for the repurchase of common stock of $4.2 million during the period in 2024, partially offset by $41.8 million in repurchases of Convertible Senior Notes that occurred during the same period in 2023.

Dividends and Share Repurchase

A dividend of $0.07 per common share was paid on October 4, 2024, to shareholders of record at the close of business on September 13, 2024.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by $24.6 million on February 24, 2022, in each case bringing the aggregate approval back to $50.0 million. On November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million.  In the three and nine months ended September 30, 2024, the Company repurchased $1.1 million and $4.2 million of common stock, respectively.

Long-Term Debt

Notes payable and long-term debt consisted of the following at September 30, 2024 and December 31, 2023, in order of preference:

	September 30, 2024	December 31, 2023
Senior Secured Notes	$250,000	$250,000
Convertible Senior Notes	–	118,541
Gross notes payable and long-term debt	250,000	368,541
Less deferred finance charges	(1,718)	(3,183)
Less current maturities	–	(58,294)
Notes payable and long-term debt	$248,282	$307,064

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

The Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The Senior Secured Notes Indenture provides for customary events of default. We were in compliance with all covenants as of September 30, 2024.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $58.8 million based on the borrowing base as of September 30, 2024.

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

In 2023, a wholly owned subsidiary of the Company repurchased $44.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a gain on the extinguishment of debt for $1.9 million for the nine months ended September 30, 2023. Including amounts repurchased in 2022, a total of $54.0 million of repurchased notes were retired on July 1, 2024, with no principal amounts remaining outstanding as of September 30, 2024.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2024, we executed and have outstanding various foreign exchange contracts for the purchase and sale of €1.5 million with maturity dates ranging from October to December 2024. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities at September 30, 2024. During 2023, we executed various foreign exchange contracts for the purchase of €20.1 million and sale of €15.2 million. At December 31, 2023, we had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2023.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the quarter ended September 30, 2024, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2023 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2023 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2023 Annual Report on Form 10-K, during the nine months ended September 30, 2024. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2023 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2021, we issued the Senior Secured Notes in an aggregate principal amount of $250 million. We carry the Senior Secured Notes at face value. Since the Senior Secured Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Our remaining debt instrument is the 2023 ABL Facility, which has no borrowing outstanding.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), as of September 30, 2024. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Remediation Plan

While our remediation plan may evolve and expand, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) completion of the current implementation of a new ERP system in 2025; (ii) utilizing third-party consultants to help review, plan and implement systems and tools designed to assist with remediation processes; (iii)  developing and maintaining documentation underlying ITGCs; (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

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

See ‘Risk Factors—We are subject to significant product liability litigation’; please see our 2023 Annual Report on Form 10-K for additional details.

Item 1A.Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2023 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2023 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million bringing the authority at the time back to $50.0 million (including approximately $19.3 million available for repurchases under the Board of Directors’ previous authorization). On February 24, 2022, the Board of Directors increased the approved share repurchase program by $24.6 million bringing total authority at that time back to $50.0 million. On November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

The following table includes information regarding purchases of our common stock made by us during the quarter ended September 30, 2024 in connection with the repurchase program described above.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	–	$–	–	$24,146,985
August 1 to August 31	9,055	$35.64	–	$24,146,985
September 1 to September 30	26,978	$41.46	26,978	$23,028,477
Total	36,033		26,978

(1)
The total number of shares purchased includes shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards, which totaled 9,055 shares in August. Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 7, 2024, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: November 7, 2024