Form 10-K
period 2024-12-31
Turning Point Brands, Inc.
filed 2025-03-06
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

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

As of June 30, 2024, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $484 million based on such closing sale price of the common stock as reported on the New York Stock Exchange.

At February 28, 2025, there were 17,747,117 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

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

PART I

Item 1. Business

Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited low-single-digit consumer unit annualized declines during the full year period ended 2024 as reported by Management Science Associates, Inc. (“MSAi”) a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® in the Zig-Zag products segment, and Stoker’s® along with FRE®, Beech-Nut® and Trophy® in the Stoker’s products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 900 distributors with an additional 600 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through investing in organic growth, acquisitions and joint ventures across all product categories. As of December 31, 2024, our products were available in approximately 200,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 220,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Discontinued Operations

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (“SBB”), the subsidiary that owned and operated the Company’s Creative Distribution Solutions (“CDS”) reportable segment, to General Wireless Operations, Inc. (“GWO”) in exchange for 49% of the issued and outstanding GWO common stock. GWO is a joint venture between the Company and Standard General, LP entered into in December 2018. CDS markets and distributes liquid nicotine and ancillary products without tobacco and/or nicotine primarily through non-traditional retail and B2C online platforms, and includes widely recognized names such as Vapor Beast® and VaporFi®

The assets and liabilities associated with the CDS segment have been classified as held for sale as of December 31, 2024 and its financial results are classified as discontinued operations and reported separately for all periods presented herein. With the classification of the CDS reportable segment to discontinued operations, the Company now has two reportable segments, which are reflected herein. Unless otherwise noted, the description of business in this Annual Report on Form 10-K relates solely to the continuing operations, comprised of the Zig-Zag and Stoker’s segments.

Products

Zig-Zag Products

In our Zig-Zag products (“Zig-Zag”) segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps; and (iii) other accessories. In addition, we have a majority stake in Turning Point Brands Canada Inc. ("Turning Point Brands Canada"), a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. The strength of the Zig-Zag® brand drives our leadership position in both the rolling papers and MYO cigar wrap markets. Zig-Zag® is the #1 premium and #1 overall rolling paper in the U.S. with approximately 33% total market share according to MSAi.1 Management estimates that Zig-Zag® is also the #1 brand in the promising Canadian market. Rolling paper operations are aided by our sourcing relationship with Republic Technology International SAS (“RTI”). See “Distribution and Supply Agreements” below for our discussion of the Zig-Zag® distribution agreement.

In MYO cigar wraps, the Zig-Zag® brand remains the market leader and continues to innovate in novel ways through additional product introductions. For instance, we introduced Zig-Zag® ‘Rillo sized wraps, which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars. In June 2020, we purchased certain assets from our long-term commercial partner Durfort Holdings S.R.L (‘‘Durfort’’) which included the co-ownership in the intellectual property rights for all of our MYO Homogenized Tobacco Leaf (“HTL”) cigar wraps products. In connection with the transaction, we entered into an exclusive Master Distribution Agreement to market and sell the original Blunt Wrap® cigar wraps within the U.S. which was effective October 9, 2020. In late 2021, we extended our MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

In July 2019, to extend our reach in Canada, we made a minority investment in Turning Point Brands Canada that we increased to a 65% ownership stake by July 2021. Our majority ownership stake leverages Turning Point Brands Canada’s significant expertise in marketing and distributing cannabis accessories and tobacco products throughout Canada. The remainder of Turning Point Brands Canada is owned by its management.

1 Brand ranking and market share percentages obtained from MSAi for the 52-week period ended December 28, 2024.

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

We have continued to reposition the business with growth initiatives focused on new product introductions and new channel expansions that are better aligned with the growing market trends. As a result of those initiatives, we have been successful in changing the growth profile of our Zig-Zag Products segment.

Stoker’s Products

In our Stoker’s products (“Stoker’s”) segment, we (i) manufacture and market moist snuff tobacco (“MST”), (ii) contract for and market FRE®, our modern oral product and (iii) contract for and market loose-leaf chewing tobacco products. Stoker’s® is our focus brand in both MST and chewing tobacco. In MST, Stoker’s® remains among the fastest growing brands and holds a 11.2% share in the stores with distribution and a 7.4% share of the total U.S. MST non-pouch market. Stoker’s® is a pioneer in the MST industry.1 It was first to introduce the large 12 oz. tub packaging format and is manufactured using a proprietary process that we believe results in a superior product. Starting in 2015, we extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Our proprietary manufacturing process is conducted at our Dresden, Tennessee plant and packaged in both our Dresden, Tennessee and Louisville, Kentucky facilities.

Stoker’s® chewing tobacco has grown its market share considerably over the last several years becoming the largest brand family in the industry and is presently the #1 discount and #1 overall brand in the industry, with approximately a 32.3% market share.1 Our status in the chewing tobacco market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango® and the five Wind River Brands. Collectively, the Company is the #1 marketer of chewing tobacco with approximately 37.2% market share.1 Our chewing tobacco operations are facilitated through our long-standing relationship with Swedish Match (a division of Philip Morris International Inc.), the manufacturer of our loose-leaf chewing tobaccos.

In 2023, the Company expanded its rollout of modern oral nicotine products with FRE® white nicotine pouches. Modern oral nicotine products are currently one of the fastest growing categories within the nicotine space.  In September 2024, one of the Company's wholly-owned subsidiaries acquired a 50% stake in ALP Supply Co., LLC (“ALP”).  ALP is a joint venture established with Last Country Ventures, LLC for the purpose of selling and distributing tobacco-free white pouch nicotine products in 3, 6 and 9 mg strengths. Pursuant to the joint venture agreement, the Company's subsidiary is responsible for selling products to ALP and providing warehousing and shipping services on its behalf.

Competitive Strengths

We believe our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Our Zig-Zag® and Stoker’s® brands are each well established and date back 145 and 84 years, respectively.

•

Zig-Zag® is the #1 premium and #1 overall rolling paper brand in the U.S., with significant distribution in Canada as well. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi.[1] We acquired North American rolling papers distribution rights for Zig-Zag® in 1997. More importantly, we own the Zig-Zag® tobacco trademark in the U.S. which we leverage for our MYO cigar wraps product. Approximately 42% of our total 2024 Zig-Zag® branded net sales are under our own Zig-Zag® marks rather than those we license from RTI under the Distribution and Licensing Agreements described below.

•

Stoker’s® is among the fastest growing MST brands in the industry and is the #1 loose-leaf chewing tobacco brand.[1] We manufacture Stoker’s® MST using only 100% American leaf, utilizing a proprietary process to produce what we believe is a superior product.

1 Brand rankings and market share percentages obtained from MSAi for the 52-week period ended December 28, 2024.

Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. The Stoker’s® brand is seen as an innovator in both the moist snuff and loose-leaf chewing tobacco markets.

Exposure to Growing Cannabinoid Consumption Trends

We believe that the cannabinoid market will continue to grow over the coming years as cannabinoid use becomes increasingly accepted by the U.S. public. Our product offerings, particularly those in our Zig-Zag Products segment, are ideally positioned to benefit from continued growth in consumer consumption.

The legal cannabis market in the U.S. is projected to grow from approximately $32 billion in 2024 to approximately $46 billion by 2028 according to a June 2024 report of BDSA, a market research firm focused on the legal cannabis market. With flower being the leading form factor for cannabis consumption among consumers, we believe our product offerings provide us with significant opportunity to expand the number of retail channels we reach. A recent Gallup poll showed nearly seven in ten Americans now support legalizing cannabis nationwide, approximately twice the amount as twenty years ago. As of the end of 2024, 24 U.S. states and the District of Columbia had legalized cannabis for adult recreational use and a majority of states now have comprehensive public medical cannabis programs.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands and methodically targeting markets which we believe have significant growth potential:

•

In 2009, we extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. We are now a market share leader for MYO cigar wraps with approximately a 48% share of the cigar wraps category and 71% of the share of the HTL cigar wraps sub-category. [1] We believe our success was driven by the Zig-Zag® tobacco branding, which we feel is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products. In late 2021, we extended our Zig-Zag® MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

•

We extended the Zig-Zag® brand into hemp rolling papers in 2018 and followed that with the launch of paper cones in 2019 with both products quickly establishing leading positions in their respective categories.

•

We leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a size that was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have since introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established us as the market leader with over 56% of the tub market as of 2024. In 2015, we introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.

•

In late 2023, we expanded our oral nicotine offering to include FRE®, a white pouch nicotine product, with a national rollout started in 2024 during which we expanded SKU assortments to include additional nicotine strengths.

•	In late 2024, we entered into a joint venture with ALP, which launched an ALP white pouch nicotine product.
•	We have also had success in acquiring, partnering with and integrating new products and product lines, including Cigarillos, with the acquisition of Unitabac.

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

Extensive Distribution Network and Data Driven Sales Organization

We have taken important steps to enhance our selling and distribution network and consumer marketing capabilities that allow us to grow our business while keeping our capital expenditure requirements relatively low. We have long-standing relationships in the core convenience store channel and wholesale distribution network with access to more than 220,000 retail outlets in North America. We are also increasing brand presence through non-traditional channels including headshops, dispensaries, and B2B e-commerce and are expanding our sales team dedicated to these channels. We have added brand dedicated platforms including ZigZag.com to facilitate our e-commerce brand presence and are selling our products on Amazon and other e-commerce sites.

1 Brand ranking and market share percentages obtained from MSAi for the 52-week period ended December 28, 2024.

We service our customer base with an experienced sales and marketing organization of approximately 200 professionals who possess in-depth knowledge of the OTP market. We extensively use data supported by leading technology, enabling our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level and respond efficiently. We subscribe to a sales tracking system provided by MSAi that measures OTP product shipments by all market participants, on a weekly basis, from approximately 600 wholesalers to over 265,000 traditional retail stores in the U.S. This system enables us to understand share and volume trends across multiple categories at the store level, allowing us to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within our Stoker’s segment, we continue to see a positive correlation between the frequency of store calls by our salesforce and our retail market share.

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

By outsourcing the production of certain products to a select group of suppliers with whom we have strong relationships, we are able to maintain low overhead costs and minimal capital expenditures. Our supplier relationships allow us to increase the breadth of our product offerings and quickly enter new markets as management is able to focus on brand building and innovation. In 2024, approximately 75% of our net sales were derived from outsourced production operations and our capital expenditures have ranged between $4.7 million and $7.7 million per year over the previous five years.

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

Expertise to Succeed in Dynamic Regulatory Environments

We operate in a highly regulated environment involving many different government agencies. In 2009, the U.S. Food and Drug Administration (“FDA”) was given jurisdiction over cigarettes and smokeless tobacco, which expanded in 2016 to include cigars and all other tobacco products. This was further expanded in 2022 to cover non-tobacco nicotine products. We believe we have a competitive advantage due to our management team’s experience navigating the relevant regulatory environment. We have increased our investments in teams of professionals including regulatory lawyers, scientists and quality assurance processes to ensure we maintain a competitive advantage in this area.

The FDA has implemented a premarket review process, referred to as the PMTA, or the Premarket Tobacco Application process, which requires all tobacco products introduced or changed since 2007 to submit an application to the FDA and receive marketing authorization prior to entering the market. For products already on the market when these requirements became effective, the FDA required applications for those products to be on file by certain dates depending on whether the products were originally regulated under the Family Smoking Prevention Tobacco Control Act (“TCA”), whether they were later “deemed” tobacco products, or whether they contain non-tobacco nicotine and were not otherwise exempt from the TCA. The PMTA process is a very expensive and resource-intensive process and there are currently hundreds of competitors in the market but very few have the capability or the resources to get their products successfully through this process. In the years since, the FDA has rejected millions of applications.

To date, we have spent approximately $30.0 million in order to file and supplement applications covering a broad portfolio of noncombustible products, including novel oral nicotine products. By developing and submitting for FDA marketing authorization a deep suite of noncombustible products and leveraging our distribution platform, we believe that we have the opportunity to grow as consumers look toward potentially lower-risk product offerings. We believe this is a transformational event for the industry with potential for us to realize substantial benefits over time as the FDA accelerates enforcement thereby, creating significant barriers for new entrants as well as significant difficulties for existing companies who may not have the infrastructure needed to comply with these regulatory requirements. See “Risks Related to Legal, Tax and Regulatory Matters” under Item 1A “Risk Factors” for additional information.

In addition, we have been building and expanding an alternative logistics infrastructure across the U.S. to comply with the Prevent All Cigarette Trafficking Act (“PACT Act”) which was recently extended to prohibit the use of the U.S. Postal Service to mail e-cigarette and related products directly to consumers and requires other common carriers to obtain adult signature on delivery.

Experienced Management Team

With extensive experience in consumer products, alternative smoking accessories and tobacco markets, our senior management team has enabled us to grow and diversify our business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies. Given the professional experience of our senior management team, we are able to analyze risks and opportunities from a variety of perspectives. Our senior leadership has embraced a collaborative culture which leverages experience, analytical rigor and creativity to assess opportunities and deliver products that satisfy consumers’ demands. Our management team also brings a proven track record of patient and selective capital deployment into value-enhancing transactions.

Growth Strategies

We are focused on building sustainable margins, expanding the availability of our products, developing innovative new products and enhancing overall operating efficiencies with the goal of improving margins and cash flow. We adopted the following strategies to drive growth in our business and build stockholder value:

Grow Share of Existing Product Lines, Domestically and Internationally

We intend to remain a consumer centered organization with an innovative view and understanding of the alternative smoking accessories and OTP markets. We believe we have strong tailwinds for growth within our existing product lines. Within our Zig-Zag products segment, we are benefitting from secular growth trends in the industry, driving market share gains in our traditional convenience store channel and expanding our presence into non-traditional channels including headshops, dispensaries and e-commerce. Within our Stoker’s products segment, there is ample runway to gain market share driven by same store sales growth and further distribution gains as Stoker’s® MST continues to be one of the fastest growing brands in the category.

In 2024, less than 10% of our revenues were generated outside of the U.S. We believe international sales represent a meaningful growth opportunity. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we are pursuing an international growth strategy to broaden sales and strengthen margins. We further invested in growth in Canada in 2021 by increasing our ownership in Turning Point Brands Canada to 65%. Our goals include expanding our presence in the worldwide OTP industry on a targeted basis. For example, we are expanding Zig-Zag®’s retail penetration and product assortment in Canada and selling our Stoker’s® MST products in South America, Europe, Asia and Africa.

Expand into Adjacent Categories through Innovation and New Partnerships

We continually evaluate opportunities to expand into adjacent product categories by leveraging our current portfolio and distribution platform, as well as by forming new partnerships. We believe there are meaningful opportunities for growth within the alternative smoking accessories. We maintain a robust product pipeline and plan to strategically introduce new products in attractive, growing markets, both domestically and internationally, with specific focus on our papers and MYO wraps businesses. The strength of the Zig-Zag® brand provides a highly-leverageable platform to expand our portfolio with complementary products such as our launch and expansion of hemp papers, paper cones, hemp wraps and natural leaf wraps. As we have done successfully in the past, we will leverage our existing sales infrastructure to drive distribution of new products and are investing to expand our e-commerce distribution capabilities.

We have identified a number of new opportunities and we intend to leverage our existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Accelerate Growth Through National Distribution Network

Our business is built around a powerful sales and distribution infrastructure that currently reaches an estimated 220,000 retail outlets in North America. We have a strong presence in independent convenience stores and now service most of the leading chain accounts. Through our e-commerce platforms we have alternative avenues through which we sell third-party products and an increasing amount of our proprietary products. This strategy allows new products to be tested with lower risk before we incorporate them into our wider brick and mortar distribution system.

Combining our different platforms, we have an expansive multi-channel distribution infrastructure that gives us a competitive advantage when we introduce new products or acquire companies that we can integrate into our network. We believe our experienced salesforce, expansive distribution network and leading market analytics put us in a strong position to swiftly execute new product launches in response to evolving consumer and market preferences.

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

The vast majority of our 2024 U.S. gross profit was derived from sales of products currently regulated by the FDA Center for Tobacco Products. We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller manufacturers currently lack this infrastructure, which is necessary for complying with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. The Company itself was built through acquisitions that were subsequently grown through distribution gains, market share growth and brand extensions into new product categories. This is a playbook that we have drawn on over time with a consistent track record of success. We acquired the U.S. and Canadian rolling papers distribution rights for Zig-Zag® in 1997 and extended our product offerings including our entry into the MYO cigar wraps category in 2009. In 2003, we acquired the Stoker’s® brand. We have since built the brand to the #1 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion where it remains among the fastest growing MST brands. Our investment in Turning Point Brands Canada in 2019 is accelerating Zig-Zag®’s growth through alternative channel penetration. In 2020, we acquired certain assets from Durfort, including co-ownership of the intellectual property rights for our MYO cigar wraps products. The transaction increased our share of the economics in a MYO cigar wraps business that was benefitting from secular growth tailwinds and gave us access to a complimentary product in Blunt Wrap® through an exclusive distribution agreement. Our investment in 2021 in Old Pal Holding Company, LLC (“Old Pal”) gives us increased exposure to the large and growing cannabinoid market. In 2021, we also acquired certain assets from Unitabac, providing a platform to re-enter the large and growing cigarillo category.

Raw Materials, Product Supply, and Inventory Management

We source our products through a series of longstanding, highly valued relationships which allow us to conduct our business on an asset-light, distribution-focused basis.

The components of inventories were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials and work in process	$7,699	$5,201
Leaf tobacco	35,622	34,894
Finished goods - Zig-Zag products	38,042	41,783
Finished goods - Stoker’s products	12,966	8,109
Other	1,924	1,711
Inventories	$96,253	$91,698

Zig-Zag® Products

Pursuant to the Zig-Zag® distribution agreements, we are required to purchase from RTI all cigarette papers, cigarette tubes and cigarette injecting machines that we sell, subject to RTI fulfilling its obligations under the Zig-Zag® distribution agreements. See “Distribution and Supply Agreements” below for a discussion of the Zig-Zag® distribution agreements. If RTI is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operations, in each case, as set forth in the Distribution Agreements, we may seek third-party suppliers and continue the use of the Zig-Zag® trademark to market these products. To ensure we have a steady supply of premium cigarette paper products, as well as cigarette tubes and injectors, RTI is required to maintain, at its expense, a two-month supply of inventory in a bonded, public warehouse in the U.S.

We obtain our MYO cigar wraps from our supplier in the Dominican Republic. We also obtain our Zig-Zag® branded cigar products from the Dominican Republic.

Stoker’s Products

We produce our moist snuff and loose-leaf chewing tobaccos from air-cured and fire-cured leaf tobacco, respectively. We utilize recognized suppliers that generally maintain 12- to 24-month supplies of our various types of tobacco at their facilities. We do not believe we are dependent on any single country or supplier source for tobacco. We generally maintain up to a two-month supply of finished, moist snuff and loose-leaf chewing tobacco on hand. This supply is maintained at our Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution. In December 2023, a third-party warehouse that stores our tobacco was damaged by a tornado, leading to a loss of some of our leaf tobacco inventory. We believe the losses will be fully covered by insurance and, in light of alternative supply opportunities and our distribution schedule, the loss of the tobacco has not impacted our ability to meet the demand for our products. See Item 1A. “Risk Factors – Our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics or pandemics, political upheavals, or natural disasters.”

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

Each of the Distribution Agreements contains customary termination provisions, including failure to meet performance obligations, the assignment of the agreement or the consummation of a change of control, in each case, without consent of the licensor, upon certain material breaches, including our agreement not to promote, directly or indirectly, cigarette paper or cigarette paper booklets of a competitor, or upon our bankruptcy, insolvency, liquidation, or other similar event. The licensor also may terminate the Distribution Agreements if a competitor acquires a significant amount of our common stock or if one of our significant stockholders acquires a significant amount of one of our competitors. In the event of a termination, we have agreed that for a period of five years after the termination we will not engage, directly or indirectly, in the manufacturing, selling, distributing, marketing, or otherwise promoting, in the U.S. and Canada, of cigarette paper or cigarette paper booklets of a competitor without consent. There are certain de minimis exceptions to these provisions. For further details, see Item 1A. “Risk Factors – We depend on a small number of key third-party suppliers and producers for our products.”

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

Given the importance of contract manufacturing to our business, our quality control group ensures that established, written procedures and standards are adhered to by each of our contract manufacturers. Responsibilities related to process control, manufacturing activities, quality control, and inventory management with respect to our loose-leaf products are allocated between us and Swedish Match under the manufacturing agreement.

Sales and Marketing

We have grown the size and capacity of our salesforce and intend to continue strengthening the organization to advance our ability to deepen and broaden the retail availability of our products and brands.

As of December 31, 2024, we had a nationwide sales and marketing organization of approximately 200 professionals. Our sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2024, our Zig-Zag and Stoker’s Products sales and marketing efforts enabled our products to reach an estimated 220,000 retail outlets in North America and over 900 direct wholesale customers with an additional 600 secondary, indirect wholesalers in the U.S.

Our Zig-Zag and Stoker’s Products sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. For Zig-Zag Products, we have also developed a growing e-commerce business along with a sales team focused on serving alternative channels such as headshops and dispensaries. We have expanded, and intend to continue to expand, the sales of our products into previously underdeveloped geographic markets and retail channels. In 2024, we derived more than 90% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

We subscribe to a sales tracking system from MSAi that records all traditional OTP product shipments (ours as well as those of our competitors) from approximately 600 wholesalers to over 265,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Additionally, the ability to select from a range of parameters and to achieve this level of granularity means we can analyze marketplace trends in a timely manner and swiftly evolve our business planning to meet market opportunities.

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

For the year ended December 31, 2024, we had one customer that accounted for 10.2% of our net sales. We did not have any customer that accounted for 10% or more of our net sales for the years ended December 31, 2023 or 2022. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses.

Competition

Many of our competitors are better capitalized than we are and have greater resources, financial and otherwise. We believe our ability to effectively compete and maintain strong market positions in our principal product lines are due to the high recognition of our brand names, the perceived quality of each of our products, and the efforts of our sales, marketing, and distribution teams. We compete against “big tobacco,” including Altria Group, Inc.; British American Tobacco p.l.c.; Swedish Match; Swisher International, Inc.; and manufacturers including U.K. based Imperial Brands, PLC, across our segments. “Big tobacco” has substantial resources and a customer base that has historically demonstrated loyalty to their brands.

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

Stoker’s Products

Our four principal competitors in the moist snuff category are Swedish Match, the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), Swisher International Group, Inc. and U.S. Smokeless Tobacco Company (a division of Altria Group, Inc.). In the loose-leaf chewing tobacco market, our three principal competitors are Swedish Match, the American Snuff Company, LLC, and Swisher International Group, Inc. We believe moist snuff products are used interchangeably with loose-leaf products by many consumers. For modern oral nicotine products, our four principal competitors are Swedish Match, Modoral Brands Inc. (a unit of British American Tobacco p.l.c.), Swisher International Group, Inc. and Helix Innovations, LLC (a division of Altria Group, Inc.).

Patents, Trademarks, and Trade Secrets

We have numerous registered trademarks relating to our products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River® and FRE®. The registered trademarks, which are significant to our business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formula trade secrets relating to our tobacco products, which are key assets of our businesses, are maintained under strict secrecy.

The Zig-Zag® trade dress trademark for premium cigarette papers and related products are owned by RTI and have been exclusively licensed to us in the U.S. and Canada. We own the Zig-Zag® trademark with respect to its use in connection with products made with tobacco including, without limitation, cigarettes, cigars and MYO cigar wraps in the U.S.

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on our high-tech data systems. We spent approximately $1.3 million, $0.6 million, and $0.6 million dollars on research and development and quality control efforts for the years ended December 31, 2024, 2023, and 2022, respectively.

Human Capital

As of December 31, 2024, we employed 310 full-time and part-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

We believe that our success is driven by our employees. Our human capital strategy, which is developed and overseen by our Chief People Officer (“CPO”), focuses on the health and safety of our employees, development and retention of current employees, and talent attraction. The Chief Executive Officer (“CEO”) and CPO regularly update the board of directors and its committees on human capital management, as well as the implementation of new initiatives.

Health and Safety: Our health and safety programs are designed to address applicable regulations as well as the specific hazards and work environments of each of our facilities. We regularly conduct safety reviews and training at each of our locations to ensure compliance with applicable regulations and all policies and procedures. We maintain safety committees that meet regularly to discuss and address any potential issues in our warehouse and manufacturing facilities. In addition, we conduct quarterly Motor Vehicle Safety training and annual Motor Vehicle Records checks for those assigned to company vehicles or who are daily drivers. We utilize a number of metrics to assess the performance of our health and safety policies, procedures and initiatives, including lost workdays and any recordable or reportable incidents.

Employee Engagement: We are dedicated to enhancing employee engagement through initiatives that foster connection, transparency, and well-being. Our quarterly town halls provide a forum for leadership to share business updates, recognize achievements, and address employee questions, reinforcing our commitment to communication and alignment. Additionally, our wellness challenges encourage employees to prioritize their physical and mental health, fostering a culture of well-being and teamwork. These efforts reflect our commitment to creating a workplace where employees feel informed, supported, and empowered to succeed.

Training and Talent Development: We provide technical and leadership training to employees at both the officer and non-officer levels. In 2025, the Company will be launching a Training and Development program, which will consist of online and in person training and development tools used by management and employees. We believe effective training and development for our employees is essential to maintain the strength and profitability of the Company, generally, and each brand, specifically. The Company posts its openings internally to allow current employees to apply. In 2024, we had 38 internal promotions within the organization.

Retaining Talent: During the year ended December 31, 2024, our employee voluntary turnover rate was 16.6%. To retain our employees, we believe it is critical to continually focus on ensuring employees are highly engaged and feel valued. We address these retention efforts in a number of ways from formal surveys and quarterly business updates to regular informal discussions with employees that enable us to listen to, understand and address their concerns.

Employee Benefits:  We offer comprehensive benefit programs to our employees that provides them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid parental leave; tuition assistance; paid holidays; and paid vacation time, paid wellbeing time and other competitive ancillary benefits.

Engaging in our Communities

We believe that focusing on our consumers and customers, while proactively and productively addressing the environment, our employees, our community, and society at large, is the key to driving value for all stakeholders. Our operating principles focus on winning with accountability, integrity, and responsibility. We believe that we will maximize shareholder returns by implementing strategies and establishing goals to address public health concerns and display responsible behaviors to suppliers, customers, members of the organization and most of all to our consumers. Our Nominating and Governance Committee manages oversight of these efforts. As discussed below, our initiatives are led by our Nominating and Governance Executive Committee, as well as subordinate committees that focus on specific initiatives.

Public Health

One key aspect of our program is our distinct focus on our role in public health. We market and sell products intended for adult use only, many containing nicotine. As a result, public health plays a central role in all our product initiatives. We believe in, and work diligently to apply, harm reduction principles to all our products, from development through distribution and marketing. Our vision is built upon the idea that adult consumers, when presented with responsibly marketed and high-quality options, will, in large part, prefer products with a lower risk profile than others. This idea of moving adult consumers down the continuum of risk is a key driver of our future for sustainable growth. We intend to accomplish this by developing low-risk alternatives according to good product stewardship and manufacturing principles in order to increase adult consumer availability of and access to high-quality products that deliver satisfaction but at a lower risk to the user. We will continue to focus our research and development, scientific, policy, and product resources to increase the number of consumers choosing products that are lower risk.

In September 2020 and again in May 2022, we submitted to the FDA PMTA covering several noncombustible products, including novel oral nicotine products. This is an important and necessary step to allow us to offer adult consumers an extensive portfolio of products that serve as alternatives to combustible cigarettes and satisfy a wide variety of consumer preferences. The filings provide detailed scientific data that we believe demonstrates that the products are “appropriate for the protection of public health,” as required by law. Studies to support the applications were performed and included pharmacokinetics studies, a likelihood of use study, and a patterns of use study, in addition to a toxicological review. We also provided a detailed marketing plan to illustrate how we will continue to prevent youth exposure to the products. See “Risks Related to Legal, Tax and Regulatory Matters” under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Corporate Governance and Community Leadership

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

We focus our efforts on fostering a supportive and safe work environment for our team. Our efforts are evidenced through programs like our veterans and women focused business inclusion groups. Our goal is to provide an injury-free workplace where every employee has a safe work environment and feels empowered to speak up. We regularly monitor and provide training as part of our safety program and have active safety committees at each of our sites dedicated to implementing best practices.

Being good stewards of the planet will support our business success. Our major areas of focus are lowering vehicle emissions produced by our fleet, incorporating energy savings initiatives at our facilities, reducing water consumption in our operations, and increasing our recycling efforts.  Within each of these categories we are concentrating on developing and measuring progress with an aim to define metrics against which we can track our efforts

In 2024, we continued to integrate these principles into our business practices. Our Nominating and Governance committees report to the Nominating and Governance Executive Committee, comprised of the President and CEO, CFO, and General Counsel, who in turn work with the Board’s Nominating and Governance Committee to enhance and execute our core principles. The following committees report to the Nominating and Governance Executive Committee:

•

The Environmental Committee provides a platform to enhance and track the progress of our environmental practices within our business units. The committee is charged with recommending, implementing, and monitoring best practices in the areas of carbon emissions, waste, water conservation, and biodiversity within our business units. In 2024, the Company continued to make substantial investments around reducing energy consumption and environmental waste in our manufacturing operations. Additionally, we have reduced our total fleet mileage through innovative dispatch and scheduling procedures.

•

The Social Committee provides a platform to help us become the employer of choice. The committee is charged with recommending and implementing best practices in health and safety, Talent Development and Retention, and Community Engagement.

•

The Policies Committee provides a platform to review our governance practices and implement new or updated policies as our needs evolve. The committee is responsible for recommending and implementing appropriate best practices in business ethics, political engagement, supply chain processes, and cybersecurity. The committee is also responsible for recommending and implementing best practices in public health, responsible marketing, and youth access prevention. In 2024, the Policies Committee introduced several new policies, particularly aimed at cybersecurity, and held training sessions with our marketing teams related to prevention of youth appeal.

Further information related to our efforts can be found on our website.

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

Risks Related to Our Business and Industry

•	declining sales of tobacco products and expected continuing decline of sales in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•

the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption, as well as other supply chain concerns, including delays in product shipments and increases in freight cost;

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers and in anticipating and responding to changes in consumer preferences and purchase behavior;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused by illicit products to our brand equity;
•	contamination of our tobacco supply or products;
•	uncertainty and continued evolution of the markets for our products;
•	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
•	recalls of our products;

Risks Related to Legal, Tax and Regulatory Matters

•	substantial and increasing regulation and changes in FDA enforcement priorities;
•	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	possible significant increases in federal, state and local municipal tobacco- and nicotine-related taxes;
•	our products are marketed pursuant to a policy of FDA enforcement priorities which could change, and our products could become subject to increased regulatory burdens by the FDA;
•	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
•	increase in tax of our products could adversely affect our business;
•	sensitivity of end-customers to increased sales taxes and economic conditions, including as a result of inflation and other declines in purchasing power;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	significant product liability litigation;

Risks Related to Financial Results, Finances and Capital Structure

•	our amount of indebtedness;
•	our credit rating and ability to access well-functioning capital markets;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our ability to establish and maintain effective internal controls over financial reporting;
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

•

our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors (as defined in our Certificate of Incorporation). These restrictions may affect the liquidity of our common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights;

•

future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us;

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;

General Risks

•	our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics or pandemics, political upheavals, or natural disasters;
•	adverse impact of climate change and legal and regulatory requirements related to climate change and environmental sustainability;
•	our reliance on information technology;
•	cybersecurity and privacy breaches, including due to artificial intelligence;
•	failure to manage our growth;
•	failure to successfully identify, negotiate and complete suitable acquisition opportunities, integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	departure of key management personnel or our inability to attract and retain talent;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property; and
•	impairment of intangible assets, including trademarks and goodwill

Risks Related to Our Business and Industry

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. These factors have intensified over time, especially as it relates to regulation. While OTP products have been more resilient than cigarettes as measured by MSAi, the expectation is that all categories will continue to decline. Our tobacco products comprised approximately 47% of our total 2024 net sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation, product characteristic restrictions, and taxation and changes in consumer spending habits.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2024, our two most important suppliers and producers were: (i) Swedish Match, which produces all of our loose-leaf chewing tobacco in the U.S.; and (ii) RTI, which provides us with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada. See Item 1 – “Business – Distribution and Supply Agreements.” Many of our suppliers compete with us in one or more product categories. For example, we have a supply agreement with Swedish Match to manufacture our loose-leaf chewing tobacco, and Swedish Match also manufactures its own brand of loose-leaf chewing tobacco, which it sells in the same channels as we do.

All of our loose-leaf tobacco products are manufactured for us by Swedish Match pursuant to a ten-year renewable agreement, which we entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, we retain the rights to all marketing, distribution and trademarks over the loose-leaf brands that we own or license. The agreement renewed for an additional ten-year term in 2018. We share responsibilities with Swedish Match related to process control, manufacturing activities, quality control and inventory management with respect to our loose-leaf products. We rely on the performance by Swedish Match of its obligations under the agreement for the production of our loose-leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or our relationship with Swedish Match, a deterioration in Swedish Match’s financial condition or an industry-wide change in business practices with respect to loose-leaf tobacco products could have a material adverse effect on our business, results of operations, and financial condition. We entered into these agreements when Swedish Match was an independent company, but it has since been acquired by Phillip Morris International. While Swedish Match continues to honor all obligations to us and has indicated that it will continue to do so in the future, relationship dynamics may change over time in light of its new owners.

All of our Zig-Zag® premium cigarette papers, cigarette tubes and injectors are sourced from RTI, pursuant to the Distribution Agreements. The Distribution Agreements were initially entered into with Bolloré. In November 2020, Bolloré sold its rights to its trademarks for the Zig-Zag® brand name in the U.S. and Canada to RTI and, in connection with the sale, assigned the Distribution Agreements and the License Agreements to RTI. RTI is an affiliate of one of our competitors. The Distribution Agreements were most recently renewed in 2012, with pricing terms subject to renegotiation every five years, the most recent of which occurred in 2022.

Pursuant to agreements with certain suppliers, we have agreed to store tobacco inventory purchased on our behalf and generally maintain a 12- to 24-month supply of our various tobacco products at their facilities. We cannot guarantee our supply of these products will be adequate to meet the demands of our customers. Further, a major fire, violent weather conditions or other disasters that affect us or any of our key suppliers or producers, including RTI or Swedish Match, as well as those of our other suppliers and vendors, could have a material adverse effect on our operations. For example, in December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage including damage to the Company’s leaf tobacco. Although we have insurance coverage for these events, including Company’s stock throughput insurance, a prolonged interruption in our operations, as well as those of our producers, suppliers or vendors could have a material adverse effect on our business, results of operations, and financial condition. In addition, we do not know whether we will be able to renew any or all of our agreements on a timely basis, on terms satisfactory to us, or at all.

Any disruptions in our relationships with RTI, Swedish Match or any other significant supplier, a failure to renew any of our agreements or an inability or unwillingness by any supplier to produce sufficient quantities of our products in a timely manner and our failure to find a replacement supplier would have a significant impact on our ability to continue distributing the same volume and quality of products and maintain our market share, even if the disruption were temporary. Such impact could have a material adverse effect on our business, results of operations and financial condition.

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

We have a number of License Agreements with RTI. The first of these governs licensing, sourcing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, the second governs licensing, sourcing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids, and the third governs the licensing, sourcing and use of the Zig-Zag trademark on paper cones. In 2024, we generated approximately $192.4 million in net sales of Zig-Zag® products, of which approximately $131.6 million was generated from products sold through the License Agreements. In the event that one or more of these License Agreements are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing or otherwise promoting cigarette papers of a competitor to Zig-Zag® without RTI’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis, on terms satisfactory to us or at all. As a result of these restrictions, if our License Agreements with respect to the Zig-Zag® trademark are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

In the event that any license to use a brand or trademark in our portfolio is terminated or is not renewed after the end of its term, there is no guarantee we will be able to find a suitable replacement, or if a replacement is found, that it will be on favorable terms. Any loss in our brand-name appeal to our existing customers as a result of the lapse or termination of our licenses could have a material adverse effect on our business, results of operations, and financial condition.

We may not be successful in maintaining the consumer brand recognition and consumer loyalty to our products or in anticipating and responding to changes in consumer preferences and purchase behavior.

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The alternative smoking accessories and tobacco industries in general, and the OTP industry, in particular, are subject to changing consumer trends, demands and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and our continued success depends in part on our ability to continue to differentiate the brand names that we own or license and maintain similarly high levels of recognition with target consumers. Trends within the alternative smoking accessories and OTP industries change often. Our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that may affect consumer perception of our products include health trends and attention to health concerns associated with tobacco and other products we sell, price-sensitivity in the presence of competitors’ products or substitute products, as well as celebrity and other endorsements. For example, we have witnessed a shift in consumer purchases from chewing tobacco to moist snuff due to its increased affordability. Along with our biggest competitors in the chewing tobacco market, which also produce moist snuff, we have been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market shares in these categories before we have a chance to respond.

Consumer perceptions of tobacco-based products are likely to continue to shift, and our success depends, in part, on our ability to anticipate these shifting tastes and the rapidity with which the markets in which we compete will evolve in response to these changes on a timely and affordable basis. If we are unable to respond effectively and efficiently to changing consumer preferences, including by broadening our product portfolios across price-points and categories and by bringing to market new and innovative products that appeal to adult consumers, the demand for our products may decline, which could have a material adverse effect on our business, results of operations, and financial condition.

Regulations may be enacted in the future, particularly in light of increasing restrictions on the form and content of the marketing of tobacco products, that would make it more difficult to appeal to our consumers and to leverage existing recognition of the brands that we own or license. Furthermore, even if we are able to continue to distinguish our products, there can be no assurance that the sales, marketing and distribution efforts of our competitors will not be successful in persuading consumers of our products to switch to their products. Many of our competitors have greater access to resources than we do, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to our products or reduction of our ability to effectively brand our products in a recognizable way will have a material effect on our ability to continue to sell our products and maintain our market share, which could have a material adverse effect on our business, results of operations and financial condition.

Our distribution efforts rely in part on our ability to leverage relationships with large retailers and national chains.

Our distribution efforts rely in part on our ability to leverage relationships with large retailers and national chains to sell and promote our products, which is dependent upon the strength of the brand names that we own or license and our salesforce effectiveness. In order to maintain these relationships, we must continue to supply products that will bring steady business to these retailers and national chains. We may not be able to sustain these relationships or establish other relationships with such entities, which could have a material adverse effect on our ability to execute our branding strategies, our ability to access the end-user markets with our products and our ability to maintain our relationships with the producers of our products. For example, our inability to meet benchmarking provisions in contracts or maintain and leverage our retail relationships on a scale sufficient to make us an attractive distributor would have a material adverse effect on our business, results of operations and financial condition. In addition, there are factors beyond our control that may prevent us from leveraging existing relationships, such as industry consolidation.

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

The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand and to improve and maintain a brand’s market position. Our principal competitors are “big tobacco,” which includes Altria Group, Inc. and British American Tobacco p.l.c., as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than us and aggressively seek to limit the distribution or sale of other companies’ products, at both wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products.

In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the November 2022 acquisition of Swedish Match AB by Philip Morris International Inc., the December 2018 investment in Juul Labs by Altria, the July 2017 acquisition of Reynolds American, Inc. by British American Tobacco p.l.c. and the June 2015 acquisition of Lorillard, Inc. by Reynolds American, Inc. Additional industry consolidation could result in a more competitive environment if our competitors are able to increase their combined resources, enhance their access to national distribution networks or become acquired by established companies with greater resources than ours. Any inability to compete due to our smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that our products will be able to compete successfully against “big tobacco” or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us.

The competitive environment and our competitive position are also significantly influenced by economic conditions, the state of consumer confidence, competitors’ introduction of low-priced products or innovative products, higher taxes, higher absolute prices and larger gaps between price categories, reliance on competitors for certain raw materials and product regulation that diminishes the consumer’s ability to differentiate tobacco products. Due to the impact of these factors, as well as higher state and local excise taxes and the increased market share of deep discount brands, the tobacco industry has become increasingly price competitive. As we seek to adapt to the price competitive environment, our competitors that are better capitalized may be able to sustain price discounts for long periods of time by spreading the loss across their expansive portfolios, with which we are not positioned to compete.

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

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products and locally manufactured products on which applicable taxes or regulatory requirements are evaded represent a significant and growing threat to the legitimate tobacco industry. Factors such as increasing tax regimes, regulatory restrictions, and compliance requirements have resulted in more consumers switching to illegal, cheaper tobacco products and providing greater rewards for smugglers. We expect that this trend will continue and even accelerate if additional regulatory requirements make it more difficult or expensive to obtain genuine products. Illicit trade can have an adverse effect on our overall sales volume, restrict the ability to increase selling prices, damage brand equity and may lead to commoditization of our products.

We have continued to see increases in the sale of illicit or unauthorized tobacco and nicotine products, which the FDA and other agencies have had limited success in combating. If we are unable to compete against these products, our sales volumes may be negatively materially impacted until the implementation of stronger enforcement activity.

Although we combat counterfeiting of our products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect our products from retailers in order to be reviewed for authenticity and using a private investigation firm to help perform surveillance of retailers we suspect are selling counterfeit products, no assurance can be given that we will be able to detect or stop sales of all counterfeit products. In addition, we have in the past and will continue to bring suits against retailers and distributors that sell certain counterfeit products. While we have been successful in securing financial recoveries from and helping to obtain criminal convictions of counterfeiters in the past, no assurance can be given that we will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products. Even if we are successful, such suits could consume a significant amount of management’s time and could also result in significant expenses to the Company. Any failure to track and prevent counterfeiting of our products could have a material adverse effect on our ability to maintain or effectively compete for the products we distribute under our brand names, which would have a material adverse effect on our business, financial position, results of operations and cash flows.

Contamination of, or damage to, our products could adversely impact sales volume, market share and profitability.

Our market position may be affected through the contamination of our tobacco supply or products during the manufacturing process or at different points in the entire supply chain. We keep significant amounts of inventory of our products in warehouses and it is possible that this inventory could become contaminated or damaged during the storage period. For example, in December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage including damage to all the Company’s leaf tobacco stored in that warehouse. Although we have alternative sources of tobacco to ensure we meet all demand, if another event were to occur we may not have sufficient supply. In addition, our suppliers generally keep significant amounts of our inventory on hand and it is probable that such inventory could become contaminated or damaged even prior to arrival at our premises. If contamination or damage of our inventory or packaged products occurs, whether as a result of a failure in quality control by us or by one of our suppliers, we may incur significant costs in replacing the inventory and recalling products. We may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

Under the terms of our contracts, we impose requirements on our major suppliers to maintain quality and comply with product specifications and requirements and on our third-party co-manufacturer to comply with all federal, state and local laws. These third-party suppliers and co-manufacturers, however, may not continue to produce products that are consistent with our standards or that are in compliance with applicable laws, and we cannot guarantee that we will be able to identify instances in which our third-party suppliers or co-manufacturers fail to comply with our standards or applicable laws.

A loss of sales volume from a contamination event may also affect our ability to supply our current customers and, in turn, recapture their business in the event they are forced to switch products or brands, even if on a temporary basis. We may also be subject to legal action as a result of a contamination, which could result in negative publicity and affect our sales. During this time, our competitors may benefit from an increased market share that could be difficult and costly to regain. Such a contamination event could have a material adverse effect on our business, financial position, results of operations and cash flows.

The market for certain of our products is subject to a great deal of uncertainty and is still evolving.

Novel nicotine and cannabinoid products, having been introduced to the market over the past fifteen years, are at a relatively early stage of development compared to “traditional” tobacco products and represent the core components of a market that is evolving rapidly, highly regulated and characterized by a number of market participants. Rapid growth in the use of, and the interest in, these products is recent and may not continue on a lasting basis. The long-term demand trends and market acceptance for these products are subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in an evolving market. Continued evolution, uncertainty and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to effectively compete in the novel nicotine and cannabinoid products marketplace.

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

We could decide, or be required to, recall products, which could have a material adverse effect on our business, reputation, financial position, results of operations, or cash flows.

We could decide, or laws or regulations could require us, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other product adulteration, misbranding or tampering. A product recall or a product liability or other claim (even if unsuccessful or without merit) could have negative economic consequences and also generate negative publicity about us and our products. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, adult tobacco consumers might reduce their overall consumption of products in the category. Any of these events could have a material adverse effect on our business, reputation, financial position, results of operations, or cash flows.

We may encounter difficulties or liabilities arising from investments in joint ventures, acquisitions or divestitures.

We have made substantial investments acquisitions, joint ventures and strategic initiatives and we expect that we will continue to do so in the foreseeable future. For instance, in January 2025, we contributed our interest in our former CDS segment to GWO, an entity owned by us and affiliates of Standard General, L.P., and now have a 49% interest in GWO. We are continually evaluating acquisitions, divestitures and strategic investments that are significant to our business both in the United States and in Canada. However, these activities involve numerous risks. Key challenges include the difficulty of identifying suitable acquisition targets, negotiating acquisitions on favorable terms, retaining essential customers, employees, and contracts, and successfully integrating new businesses without significant disruptions. Additionally, there may be unforeseen costs associated with integration, liabilities that exceed expectations, or operating results that fall short of projections. There is also a risk that anticipated synergies and value may not materialize as expected. For example, we recently entered into a joint venture with ALP to further our presence in the modern oral nicotine space. While we are optimistic about its potential success, we recognize the possibility of encountering difficulties, including strategic differences that could impact performance lead to business losses.

Furthermore, any acquisitions, joint ventures and strategic investments and associated integration activities demand significant time and attention from our management team and other key personnel, which can divert resources from other priorities. There can be no assurance that any acquisitions, joint ventures and strategic investments will be successfully integrated into our operations, that competition for attractive opportunities will not intensify or that we will be able to complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions. The costs and challenges associated with unsuccessful acquisition, joint venture or strategic investment efforts may adversely affect our business, financial condition, results of operations and cash flows.

Additionally, in connection with any acquisitions or divestitures, we may become subject to contingent liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety regulatory actions and liabilities; permitting, regulatory or other legal compliance issues; or tax liabilities. If we become subject to any of these liabilities or claims, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. These liabilities, if they materialize, could have an adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Legal, Tax and Regulatory Matters

We are subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over 50 years. Industry critics include special interest groups, the U.S. Surgeon General and many legislators and regulators at the local, state and federal levels. A wide variety of federal, state, and local laws limit the advertising, sale and use of tobacco, and these laws have proliferated in recent years. For instance, on May 4, 2022, the FDA proposed two tobacco products standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor of cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars, and in May 2023, the FDA proposed additional requirements for tobacco product manufacturing practice regarding the manufacture, design, packing and storage of tobacco products. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements and media campaigns and restrictions on where consumers may use tobacco products. Additional restrictions may be adopted or agreed to in the future. These limitations may make it difficult for us to maintain the value of any brand.

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

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the PACT Act initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco to comply with state tax laws. The PACT Act was later extended to also cover e-cigarette and related products. See Item 1A - "Many of our products have not obtained premarket authorization from the FDA and are currently marketed pursuant to a policy of FDA enforcement priorities, which could change. There could be a material adverse impact on our business development efforts if the FDA determines that our products are not subject to this compliance policy, or if our products become subject to increased regulatory enforcement burdens imposed by the FDA and other regulatory or legislative bodies" below for further details. Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs, and have a material adverse effect on our business, financial position, results of operations and cash flows.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) granted the FDA regulatory authority over tobacco products. The Tobacco Control Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act, which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission, the Department of Justice, the Alcohol and Tobacco Tax and Trade Bureau , the U.S. Environmental Protection Agency, the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission , the U.S. Customs and Border Protection  and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments for the tobacco industry concerning cigarette smoking and the tobacco industry generally, which we believe have received widespread public attention. The FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition. Any such regulation has the potential to increase costs and have a material adverse effect on our business, ability to compete, financial position, results of operations and cash flows.

However, the recent change in the U.S. presidential administration, along with the overturning of the Chevron doctrine, which previously granted judicial deference to regulatory agencies, has increased uncertainty in the regulatory and legislative processes. As a result, we cannot predict whether challenges to existing agency regulations will increase or how lower courts will interpret this decision in relation to other regulatory schemes without further clarification from the U.S. Supreme Court. This could have significant consequences on tobacco regulations, tobacco advertisement and marketing, tax laws, consumer protection, environmental regulations and other regulatory areas with which we must comply. Any of these regulation changes could negatively affect how we conduct our business and market our offerings and increase our regulatory compliance or tax expense, which could, in turn, have a material adverse effect on our business, financial condition and results or operation. Furthermore, new policy approaches may have the effect of harming our business regardless of whether that is the intent and may also affect our ability to operate as we have in the past.

Our products are regulated by the FDA, which has broad regulatory powers.

The vast majority of our 2024 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

Although the Tobacco Control Act prohibits the FDA from issuing regulations banning all cigarettes, all smokeless tobacco products, all little cigars, all cigars other than little cigars, all pipe tobacco, or all roll-your-own tobacco, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that regulations with the FDA promulgated pursuant to the Tobacco Control Act could nonetheless result in a decrease in sales of these products in the U.S. We believe that such regulation could adversely affect our ability to compete against our larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Our ability to gain efficient and timely market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules, regulations and enforcement policies. Some of our currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for us to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which we cannot guarantee we will be able to obtain. In addition, as a result of the U.S. Supreme Court’s decision to overturn the Chevron doctrine, it will become increasingly difficult to determine which new laws will apply to our business and when, as there will likely be an increase in legal challenges to new regulations. Failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of us. To the extent we are unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Effective August 8, 2016, FDA’s regulatory authority under the Tobacco Control Act was extended to all remaining tobacco-derived products, including: (i) cigars and their components or parts (such as cigar tobacco); (ii) pipe tobacco; (iii) hookah products; or (iv) any other tobacco product “newly deemed” by the FDA. These deeming regulations apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Subsequently, on April 14, 2022, the FDA Center for Tobacco Products also obtained jurisdiction over non-tobacco nicotine products (“NTN Products”), including synthetic nicotine. That law subjects NTN Products to the same requirements as tobacco-derived products.

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

Marketing authorizations will be necessary in order for us to continue our distribution of certain of our cigar and other novel nicotine products, such as our nicotine pouches. The FDA has announced various compliance policies whereby it does not intend to prioritize enforcement for lack of premarket authorization against newly-deemed products, provided that such tobacco products were marketed as of August 8, 2016; are not marketed in certain manners likely to be attractive to youth; and for which premarket applications were timely submitted. As a result of recent litigation and subsequent FDA Guidance, marketing applications for newly-deemed products were required to have been submitted no later than September 9, 2020, with the exception of our “preexisting” products (products in commerce as of February 15, 2007) which are already authorized. Under the FDA’s compliance policy, such products could remain on the market until September 9, 2021, unless the FDA makes an adverse determination prior to that date. Subsequent to September 9, 2021, the FDA indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order (“MDO”) or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application. Further, NTN Product manufacturers were required to file a PMTA by May 14, 2022, in order to continue selling products currently on the market. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review.

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

We also have certain previously regulated tobacco products which the FDA removed from review but remain subject to “provisional” substantial equivalence submissions made on March 22, 2011; however, the FDA has the discretion to reinitiate review of these products. We cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular products or whether they will impose a burdensome regulatory framework on such products. In addition, the FDA could, for a variety of reasons, determine that products on the market but pending FDA review of the associated PMTA, or those that have previously received authorization are not appropriate for the public health, and the FDA could require such products be taken off the market. We also cannot predict whether or to what extent the FDA will take enforcement actions against manufacturers and products that violate the law. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

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

Furthermore, in addition to the FDA, federal, state and local government entities have also proposed or effectuated restrictions related to our products. For example, the PACT Act has now been amended to apply to products not originally intended to be covered, which has impacts at the federal and state levels. These requirements are in addition to any increased regulation of internet sales that may be in effect or passed legislatively at the federal, state, or local levels, or promulgated via rulemaking by a government agency. Increased regulation of additives in tobacco products through federal, state, or local governments may also adversely affect our products. Some states have also adopted or are considering adopting laws that create a “registry” of products allowed to be sold by licensed distributors and retailers. Certain of our products may not meet the criteria to be added to or remain on these registries, which may discourage or prevent licensed distributors and retailers from selling such products. The application of these types of restrictions, and of any new laws or regulations which may be adopted in the future, to these products could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition. The present regulatory landscape has made it even harder to predict whether there will be increased challenges to how the FDA and other government entities regulate the manner of marketing and sale of our products. The unpredictability could also negatively affect our business, financial position, results of operations and cash flows.

Our distribution to our wholesalers and retailers is dependent on the demands of their customers who are sensitive to increased taxes and economic conditions affecting their disposable income.

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as of OTP, may decline during recessionary periods or at other times when disposable income is lower, and taxes may be higher. In 2022, the U.S. and other developed countries experienced significantly heightened inflationary pressures related to the policies implemented during the coronavirus pandemic and the ensuing economic recovery, causing disruptions in demand, supply chains and labor markets. While the global inflation rate began to ease somewhat in 2023 and 2024 as a result of central bank policy tightening, core inflation remains persistent and downward pressure on consumer purchasing power remains. While the decline in consumer purchasing power has not as of yet, led to a decrease in sales of our products, continued economic pressures in our target consumer market could lead to a decrease in discretionary purchases which could have a material adverse impact on our business results of operations and financial conditions.

In addition, some states have begun collecting taxes on internet sales. These taxes apply to our online sales of FRE products into those states and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of recent court decisions related to the taxability of internet purchases, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek or have begun to impose sales tax on our online sales. The requirement to collect, track and remit taxes may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.

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

If the U.S. becomes a signatory to the FCTC and/or national laws are enacted in the U.S. that reflect the major elements of the FCTC, our business, financial position, results of operations and cash flows could be materially and adversely affected.

As part of our strategy, we have begun to expand our business into key international locations, such as introducing our moist snuff tobacco products in South America. International expansion may subject us to additional international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories. While we are primarily engaged in business activities in the United States, we engage in certain international business activities that are subject to various U.S. and foreign laws and regulations, such as foreign privacy laws, the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws prohibiting bribery and corruption. On February 10, 2025, the President issued an executive order directing a pause in enforcement of the FCPA for an initial 180-day period while new enforcement guidelines are created. While the scope and substance of the forthcoming new FCPA enforcement guidelines remains unclear, the executive order by itself is not expected to produce a significant or lasting change in the FCPA compliance environment.  As such, although we have a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees, joint venture partners, investees or third parties. Violations of these laws, or allegations of such violations could result in reputational harm, legal challenges and significant penalties and other costs.

To the extent our existing or future products become subject to international regulatory regimes that we are unable to comply with or fail to comply with, they may have a material adverse effect on our business, financial position, results of operations and cash flows.

Our failure to comply with certain environmental, health and safety regulations could adversely affect our business.

The storage, distribution and transportation of some of the products that we sell are subject to a variety of federal and state environmental regulations. In addition, our manufacturing facilities are similarly subject to federal, state and local environmental laws. We are also subject to operational, health and safety laws and regulations. Our failure to comply with these laws and regulations could cause a disruption in our business, an inability to maintain our manufacturing resources, and additional and potentially significant remedial costs and damages, fines, sanctions or other legal consequences that could have a material adverse effect on our business, financial position, results of operations and cash flows.

Imposition of significant tariffs on imports into the U.S. could have a material adverse effect on our business.

We are required to purchase all our cigarette papers, cigarette tubes and cigarette injector machines under the Distribution Agreements from the supplier in France. Additionally, a substantial portion of the Creative Distribution Solutions joint venture’s products are sourced from China. In 2018, the U.S. imposed significant additional tariffs on certain goods imported from outside the U.S. by executive administrative action, and these tariffs remain in place. These additional tariffs apply to a significant portion of the Creative Distribution Solutions joint venture’s products and may result in increased prices for its customers and in turn, reduced demand where customers are unable to absorb the increased prices or successfully pass them onto the end-user. If the U.S. were to impose additional tariffs on goods we import, it is likely to make it more costly for us to import goods from other countries. As a result, our business, financial condition and results of operations could be materially adversely affected.

While the President and his administration have taken steps to impose tariffs on a number of countries, most notably Canada, Mexico and China, there is little visibility into how U.S. trade policies will be affected by these actions.  For instance, tariffs initially placed on goods from Mexico and Canada were immediately paused for further consideration. While we do not anticipate any impact on our business from these tariffs as we do not import any raw materials or finished goods from Canada, Mexico or China, we cannot predict whether the current administration may impose additional tariffs on goods imported from other countries, such as those in the European Union. If the U.S. were to impose additional tariffs on goods we import, it is likely to make it more costly for us to import goods from other countries. While the future administrations may have a desire to repeal some or all of these tariffs, no assurance can be given that they will do so. As a result, our business, financial condition and results of operations could be materially adversely affected.

The scientific community has not yet studied extensively the long-term health effects of certain substances contained in some of the products we previously sold and some products sold by joint ventures in which we have invested.

Electronic cigarettes, vaporizers and modern oral nicotine/white pouch products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations and financial condition.

We are subject to significant product liability litigation.

The tobacco industry has experienced, and continues to experience, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Litigation is subject to significant uncertainty, and there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. In addition to the risks to our business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on our business and operations. There can be no assurance that we will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on our business, financial position, results of operations and cash flows.

In addition to current and potential future claims related to our core tobacco products, we are subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to our other Creative Distribution Solutions products. We are still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over Creative Distribution Solutions products or the regulation of our products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which we or our subsidiaries are a party, see Item 3 “Legal Proceedings” and Note 19 “Contingencies” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with the products we ship, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Risks Related to Financial Results, Finances and Capital Structure

We have a substantial amount of indebtedness that could affect our financial condition.

In February 2025, we issued $300.0 million of our 7.625% senior secured notes due 2032 (the “2032 Notes”), the proceeds of which were used to repay our existing 5.625% senior secured notes due 2026. The 2032 Notes are senior secured obligations of the Company and guarantors and currently comprise all of our outstanding debt. We have the ability to borrow up to $75.0 million under our new asset-backed revolving credit facility entered into in November 2023 (the “2023 ABL Facility”), subject to borrowing base compliance, under which only letters of credit of $2.3 million were outstanding as of December 31, 2024. The 2023 ABL Facility bears interest at a floating rate. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

Our credit rating and ability to access well-functioning capital markets are important to our ability to secure future debt financing on acceptable terms.

Our access to capital markets and the terms of such access depend on multiple factors including the condition of the capital markets, our operating performance and our credit ratings. These ratings are based on a number of factors including their assessment of our financial strength and financial policies. Our borrowing costs will be dependent to some extent on the rating assigned to our debt. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us could adversely affect our credit rating. Any disruptions or turmoil in the capital markets or any downgrade of our credit rating could adversely affect our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition and results of operations. In addition, downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely have an adverse effect on the market price of our securities.

The terms of the agreement governing our indebtedness may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

The indenture governing the 2026 Notes and our 2023 ABL Facility each contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things

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

Our 2023 ABL Facility also requires us to maintain certain financial ratios under certain limited circumstances. A failure by us to comply with the covenants or financial ratios in our debt instruments could result in an event of default under the facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our debt instruments, the lenders under the facility could elect to declare all amounts outstanding under such instruments to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under one of our debt instruments were to be accelerated, it could cause an event of default and/or a cross-acceleration of our obligations under our other debt instruments and there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our business, results of operations, and financial condition. Even though the Federal Reserve cut interest rates by 100 basis points in 2024, it remains more expensive for us to borrow under the floating rate in our 2023 ABL Facility than it was historically for us to borrow under our previous revolving credit facility.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting, and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. In 2021, management concluded that we had two material weaknesses in our internal control over financial reporting. As noted below, management concluded, during this year’s assessment, that we had one material weakness in our internal control over financial reporting, which is a material weakness that remains in existence from 2022 which the Company is continuing to remediate. No assurance can be given that we won’t discover additional material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404, including the requirement to have such controls tested by our independent registered public accounting firm. While an effective internal control environment is necessary to enable us to produce reliable financial statements and is an important component of our efforts to prevent and detect financial reporting errors and fraud, disclosure controls and internal control over financial reporting are generally not capable of preventing or detecting all financial reporting errors and all fraud. A control system, no matter how well-designed and operated, is designed to reduce rather than eliminate the risk of material misstatements in our financial statements. There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure in human judgment. A control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives and the design of a control system must reflect the fact that resource constraints exist.

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

Management previously identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. See Part II, Item 9A of this Annual Report on Form 10-K for additional information.

While we have implemented controls that we believe will remediate the material weakness in 2025, the material weakness remains unremediated as of December 31, 2024, primarily due to the need to finalize testing of the controls and, as a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Our remediation measures have and will continue to result in additional technology, new personnel, the creation of training programs and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and in turn, adversely impact our stock price.

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

We may sell additional shares of common stock in public or private offerings and may also sell securities convertible to common stock. We may also be required to issue common stock at the exercise or vesting of certain of our incentive equity awards of which 616,270 shares remain outstanding and unvested. Further, on December 13, 2024, the Company entered into an at-the-market offering program (the “ATM Program”) with B. Riley Securities Inc. and Barclays Capital Inc. The Company may sell up to $100.0 million of common stock under the ATM Program. See Note 14, “Notes Payable and Long-Term Debt,” of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

We have manufacturing operations in Tennessee and Kentucky. Additionally, we have critical suppliers of raw materials and finished products in other regions of the U.S. and in other countries. Events may impact our ability to manufacture products or prevent critical suppliers from performing their obligations to us, through no fault of any party. Examples of such events could include the effect of epidemics; political upheavals including violent changes in government, regional conflicts, such as the war in Ukraine, and the reaction of the governments throughout the world to those conflicts such as the implementation of sanctions, widespread labor unrest, or breakdowns in civil order; and natural disasters, such as hurricanes, tornados, earthquakes or floods. In December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage including damage to the Company’s leaf tobacco, which resulted in us recording a $15.2 million inventory reserve related to our leaf tobacco inventory. If such events were to occur or reoccur and disrupt our manufacturing capabilities or supply arrangements, there can be no assurance that we could quickly remedy the impact and there could be a material adverse impact on our business, financial position, results of operations, and cash flows.

Additionally, current macroeconomic conditions including high inflation, high gas prices and unpredictable interest rates have caused and may continue to cause delays to supply chain and commercial markets, which limit access to, and increase the cost of, raw materials and services.  Furthermore, challenging economic conditions can create the risk that our suppliers, distributors, logistics providers or other third-party partners suffer financial or operational difficulties, which may impact their ability to provide us with or distribute finished product or raw materials and services in a timely manner or at all. If we are unable to compensate for supply shortages or elevated commodity and other costs through sustained price increases, cost efficiencies, such as in manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, the limited use of commodity hedging contracts or through other initiatives, any such delays or distribution challenges could have a material adverse impact on our business, financial position, results of operations and cash flows.

Climate change and legal and regulatory requirements related to climate change and environmental sustainability may have an adverse impact on our business and results of operations.

Our operations may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, and tornadoes. While we seek to mitigate our business risks associated with climate change by seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent climate-related risks wherever business is conducted. Our operations may be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires and droughts. For instance, if a hurricane or tornado were to shut down, damage or destroy one of our facilities or warehouses, as occurred in December of 2023, our operations could be severely impacted. See “—Our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics, political upheavals, or natural disasters” above. Such events have the potential to disrupt our operations, cause manufacturing facility closures, disrupt the business of our third-party suppliers and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations.

In addition, legal and regulatory requirements have been adopted that are intended to reduce or mitigate environmental issues and may relate to, among other things, greenhouse gas emissions, alternative energy policy, single-use plastics and additional disclosure obligations with respect to climate change and environmental sustainability matters. This additional regulation could materially adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and negatively impacting our reputation if we are unable to, or are perceived not to, satisfy such requirements.

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

Additionally, in connection with the preparation of our consolidated financial statements, management identified a material weakness in internal control related to ineffective ITGCs in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. See Part II, Item 9A of this Annual Report on Form 10-K for additional information. In the event we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and, in turn, adversely impact our stock price.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’, retailers’ and consumers’ financial information, including credit card information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches. We have been in the past and may again in the future be subject to cyberattacks, including attacks that have resulted in the theft of customer financial information, such as credit card information; however, no cyberattack on our systems to date has resulted in material liability for us. Companies have been increasingly subject to a wide variety of cybersecurity attacks, hacking, phishing, malware, ransomware and other attempts to gain unauthorized access to systems or data. These attacks have become increasingly sophisticated over time and may be conducted or “sponsored” by nation states with significant resources. The rapid evolution and increased adoption of AI technology and other evolving technology may also increase the prevalence and impact of cyber-attacks and might also intensify our cybersecurity risk.

We cannot guarantee that a future breach would not result in material liability or otherwise harm our business. In the event of any such breach, we may be required to notify governmental authorities or consumers under breach disclosure laws, indemnify consumers or other third parties for losses resulting from the breach, and expend resources investigating and remediating any vulnerabilities that contributed to the occurrence of the breach. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security, even a security breach that does not result in a material liability, could harm our reputation and therefore, our business and financial condition. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information (including trade secrets), cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. While we maintain cyber errors and omissions ("E&O") insurance that covers certain cyber risks, our insurance coverage may be insufficient to cover all claims or losses. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

We may fail to manage our growth.

We have expanded over our history and intend to grow in the future. We acquired the Stoker’s® brand in 2003 and have continued to develop it through the introduction of new products, such as moist snuff. In 2024, we accelerated our national roll-out and expanded manufacturing of our white nicotine pouch brand FRE and on behalf of our joint venture, ALP Supply Co, LLC (“ALP”), furthering our entry into the modern oral nicotine space. The acquisition of certain tobacco assets and distribution rights from Durfort and BluntWrap USA secured long-term control of our Zig-Zag MYO cigar wrap products and provided us access to a portfolio of tobacco products with significant strategic value, and the acquisition of certain tobacco assets from Unitabac expanded our capabilities in the growing cigar market. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while maintaining the quality of our products and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

We may fail to successfully identify, negotiate, and complete suitable investment or acquisition opportunities, integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all OTP and adjacent product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. For instance, in 2024, we entered the ALP joint venture to expand our product offering in the modern oral space. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms in the future. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

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

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A material decline in the economic conditions affecting consumers, which causes a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Although the high rates of inflation experienced over the past three years in the United States and other countries in which we operate began to ease somewhat in 2023 and 2024, core inflation remains persistent. As a result, inflation has had, and may continue to have, a negative impact on the purchasing power of consumers. Material inflation may also lead to significant increases in property, E&O and other insurance premiums which could affect our results of operations and liquidity and may also result in us self-insuring if the premiums become uneconomical.

We currently self-insure a portion of our risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss.

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

We may be required to write down intangible assets, including trademarks and goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.

We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general macroeconomic conditions, government actions, including FDA regulatory actions and inaction, changes in category growth (decline) rates as a result of changing adult consumer preferences, success of planned new product expansions, competitive activity, unfavorable outcomes with respect to litigation proceedings, including actions brought against us alleging patent infringement, and income and excise taxes. Certain events also can trigger an immediate review of intangible assets. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position.

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

  We have implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems and our products. In response to the increasing threats presented by cyber incidents, in 2023 we established a Cybersecurity Steering Committee, which meets bimonthly. This committee is comprised of our Head of IT and Security Leader, along with our Deputy General Counsel who reports to our General Counsel. The Cybersecurity Steering Committee oversees activities related to the monitoring, prevention, detection, mitigation and remediation of cybersecurity risks. The Cybersecurity Steering Committee develops and implements cybersecurity risk mitigation strategies and activities, including the management of comprehensive incident response plans, oversees the cybersecurity risks posed by third-party vendors, ensures policies and procedures are current and followed, and receives regular updates on cybersecurity-related matters.

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

Our Head of IT, reporting to our Chief Financial Officer, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the activities and systems necessary to address such risks and threats and preparing updates for the Board of Directors. Our Head of IT has over 20 years of IT experience, including over 10 years experience in cybersecurity, data security and regulatory compliance. Our Security Leader reports to our Head of IT and is responsible for the operation of our cybersecurity program and management of our cybersecurity team. Our Security Leader has 20 years of IT experience.

We have adopted the National Institute of Standards and Technology Cybersecurity Framework and the Center for Internet Security Critical Security Controls to continually evaluate and enhance our cybersecurity. Activities include mandatory quarterly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout our organization. These cybersecurity drills are performed both in-house and by a third-party service provider. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats. Our Cybersecurity Steering Committee also has effected comprehensive incident response plans that outline the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The Cybersecurity Steering Committee escalates events, including to the Chief Financial Officer, Audit Committee and Board of Directors, as relevant, according to pre-defined criteria.

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

Item 2. Properties

As of December 31, 2024, we operated manufacturing, distribution, office, and warehouse space in the U.S., all of which is leased with the exception of our Dresden, Tennessee manufacturing facility, which is owned. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our two manufacturing and distribution facilities located in Louisville, Kentucky and Shepherdsville, Kentucky are used by both our segments. Our third manufacturing and distribution facility located in Dresden, Tennessee is used by our Stoker’s Product segment. We believe our facilities are adequate for our current and anticipated future use.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, see Note 19, “Contingencies” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Graham Purdy, age 53, has served as our President and CEO since October 2022. Prior to October 2022, Mr. Purdy served as Chief Operating Officer since November 2019 after serving as President of our New Ventures Division since December 2017. Mr. Purdy joined the Company in 2004 and has held various leadership positions since that time. Prior to joining the Company, Mr. Purdy spent 7 years at Philip Morris, USA where he served in senior sales and sales management positions. Mr. Purdy holds a Bachelor of Arts from California State University, Chico.

David Glazek, age 47, was appointed Executive Chair of the Board in January 2023. Mr. Glazek served as a director of our Company since November 2012, and as our Lead Independent Director from January 2018 until October 2022, and as our non-executive Chair since September 2019. Mr. Glazek was a Partner and Portfolio Manager of Standard General L.P. from 2008 to 2023, and an investment banker at Lazard Frères & Co. from 2000 to 2003 and from 2006 to 2008. He also worked at the Blackstone Group. Throughout his career he has served on numerous public and private company boards of directors.  In addition, he is an Adjunct Professor at Columbia Business School. Mr. Glazek holds a Bachelor of Arts from the University of Michigan and a J.D. from Columbia Law School.

Andrew Flynn, age 49, joined the Company as our Chief Financial Officer in April 2024. Mr. Flynn previously served as the CFO of Connected Cannabis Co. from September 2021 until March 2024. Prior to joining Connected, from June 2019 until September 2021, Mr. Flynn served in various positions at Juul Labs, including as Senior Vice President. Earlier in his career, Mr. Flynn served as Vice President of Finance at James Hardie Building Products, and Vice President of Finance at Arrow Electronics. Mr. Flynn holds a BS from Indiana University and an MBA from the University of Colorado, Denver.

Brittani N. Cushman, age 40, has been our Senior Vice President, General Counsel, and Secretary since November 2020 and has served in various roles in our legal department since joining the Company in October 2014, most recently serving as Senior Vice President of External Affairs. Prior to joining the Company, Ms. Cushman spent five years at Xcaliber International, Ltd., L.L.C., where she was most recently the General Counsel, responsible for all legal affairs. Ms. Cushman holds a Bachelor of Science in Business Administration, magna cum laude, in business management from the University of Tulsa and a J.D. from Washington and Lee University School of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock, par value $0.01 per share, (the “Common Stock”) is listed is the New York Stock Exchange under the symbol “TPB.” At February 28, 2025, there were 133 holders of record of the Company’s Common Stock.  The last reported sales price of the Company’s Common Stock on February 28, 2025 was $70.30.

Dividends. We have a history of paying cash dividends. Future dividend amounts will be considered after reviewing financial results and capital needs and will be declared at the discretion of our Board of Directors.

Equity Compensation Plan Information. For certain information concerning securities authorized for issuance under the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters,” which notes that the information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Performance graph. The graph below compares the cumulative total shareholder return of our common stock for the last five years with the cumulative total return for the same period of the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2019 and the reinvestment of all dividends on a quarterly basis.

Cumulative Total Shareholder Return Since December 31, 2019
Assumes Initial Investment of $100
(As of December 31, 2024)
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
6/30/2023
12/31/2023
6/30/2024
12/31/2024
Turning Point Brands, Inc.
S&P Small Cap 600 Consumer Staples Index
Russell 3000 Index

Issuer purchases of equity securities.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022. On November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

The following table includes information regarding purchases of our common stock made by us during the three months ended December 31, 2024 in connection with the repurchase program described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
October 1 to October 31	21,072	$41.83	21,072	$22,147,035
November 1 to November 30	512	$62.30	-	$100,000,000
December 1 to December 31	2,542	$60.10	-	$100,000,000
Total	24,126		21,072

(1) The total number of shares purchased includes shares withheld by the Company in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards, which totaled 512 shares in November and 2,542 shares in December. Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the applicable plan and not the authorization under the share repurchase program.

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

Overview

Turning Point Brands, Inc. is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next-generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited low-single-digit consumer unit annualized growth over the four-year period ended 2024 as reported by Management Science Associates, Inc. a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® in the Zig-Zag products segment and Stoker’s® along with FRE®, Beech-Nut® and Trophy® in the Stoker’s products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 900 distributors with an additional 600 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to expand through investing in organic growth via acquisitions and joint ventures across all product categories. Our products are currently available in approximately 200,000 U.S. retail locations, which, with the addition of retail stores in Canada, bring our total North American retail presence to an estimated 220,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Recent Developments

Contribution of Creative Distribution Solutions

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (“SBB”), the subsidiary that owns and operates the Company’s former Creative Distribution Solutions (“CDS”) reportable segment, to General Wireless Operations, Inc. (“GWO”). GWO is a joint venture between the Company and Standard General, LP entered into in December 2018, the primary operations of which will be related to the CDS business. The divestiture of the CDS business represents a strategic shift of operations and allows the Company to focus resources on its Zig-Zag and Stoker's product segments. The assets and liabilities associated with the CDS business have been classified as held for sale as of December 31, 2024, and the CDS operations have been classified as discontinued operations and reported separately for all periods presented in this annual report of Form 10-K.

The Company holds a 49% minority interest in GWO and will account for its investment in GWO under the equity method. Refer to Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations" and Note 24, "Subsequent Events" in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion regarding the divestiture.

Senior Secured Notes Offering

In February 2025, we issued $300.0 million in aggregate principal amount of our 7.625% senior secured notes due 2032 (the “2032 Notes”) at a price of 100%, the proceeds of which were used to repay in full the $250 million in aggregate principal amount outstanding of 5.625% senior secured notes due 2026 (the “2026 Notes”).  The 2026 Notes were originally issued in 2021. The 2032 Notes are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries but not the borrower under the Company’s ABL facility.  The 2023 Notes are senior secured obligations of the Company and guarantors secured on a first lien basis by all assets of the Company and guarantors, subject to customary exclusions.

Products

We operate in two segments: Zig-Zag products and Stoker’s products segments. In our Zig-Zag products segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps; and (iii) lighters and other accessories.  In addition, we have a majority stake in Turning Point Brands Canada which is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. In our Stoker’s products segment, we (i) manufacture and market moist snuff tobacco (“MST”) and (ii) contract for and market FRE®, our modern oral product; and (iii) contract for and market loose-leaf chewing tobacco products.

Our portfolio of brands includes some of the most widely recognized names in the alternative smoking accessories and OTP industries such as Zig-Zag® and Stoker’s®. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions within measured distribution channels:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Zig-Zag®	Cigarette Papers	Zig-Zag Products	32.8%	#1 premium, #1 overall
Zig-Zag®	MYO Cigar Wraps	Zig-Zag Products	47.8%	#1 overall
Stoker’s®	Moist Snuff	Stoker’s Products	7.4%	#2 discount, #5 overall
Stoker’s®	Chewing Tobacco	Stoker’s Products	32.3%	#1 discount, #1 overall

(1)	Market share and category rank data for all products are derived from MSAi data for the 52 week period ended December 28, 2024.

We subscribe to a sales tracking system from MSAi that records all OTP product shipments (ours as well as those of our competitors) from approximately 600 wholesalers to over 265,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Our sales and marketing group of approximately 200 professionals utilize the MSAi system to efficiently target markets and sales channels with the highest sales potential.

Our core Zig-Zag products and Stoker’s products segments primarily generate revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

We rely on long-standing relationships with high-quality, established manufacturers to provide the majority of our produced products. Approximately 70% of our production, as measured by net sales, is outsourced to suppliers. The remaining production consists primarily of our moist snuff tobacco operations located in Dresden, Tennessee and Louisville, Kentucky. Our principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which we produce in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel.

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	Cost related to increasing regulation of promotional and advertising activities;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation and the interest rate environment;
•	Labor and production costs;
•	Cost of complying with regulation, including the “deeming regulation”, as well as the unpredictable nature of the regulatory regimes;
•	Changes to U.S. trade policies;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations for the years ended:

(in thousands)	For the years ended December 31,
	2024	2023	% Change	2022	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$192,394	$180,455	6.6%	$190,403	-5.2%
Stoker’s products	168,266	144,609	16.4%	130,826	10.5%
Total net sales	360,660	325,064	11.0%	321,229	1.2%
Cost of sales	159,095	142,122	11.9%	143,399	-0.9%
Gross profit
Zig-Zag products	106,585	101,055	5.5%	106,576	-5.2%
Stoker’s products	94,980	81,887	16.0%	71,254	14.9%
Total gross profit	201,565	182,942	10.2%	177,830	2.9%

Selling, general, and administrative expenses	122,407	104,327	17.3%	103,822	0.5%
Other operating income	(1,674)	(4,345)	-61.5%	-	NM
Operating income
Zig-Zag products	66,697	68,280	-2.3%	73,342	-6.9%
Stoker's products	68,272	62,208	9.7%	53,331	16.6%
Total segment operating income	134,969	130,488	3.4%	126,673	3.0%
Corporate unallocated	(54,137)	(47,528)	13.9%	(52,665)	-9.8%
Total operating income	80,832	82,960	-2.6%	74,008	12.1%
Interest expense, net	13,983	14,645	-4.5%	19,524	-25.0%
Investment loss	1,893	11,914	-84.1%	13,303	-10.4%
Other income	-	(4,000)	-100.0%	-	NM
Gain on extinguishment of debt	-	(1,664)	-100.0%	(885)	88.0%
Income from continuing operations before income taxes	64,956	62,065	4.7%	42,066	47.5%
Income tax expense	16,929	23,999	-29.5%	10,980	118.6%
Consolidated net income from continuing operations	48,027	38,066	26.2%	31,086	22.5%
Net income (loss) attributable to non-controlling interest	701	(681)	-202.9%	(484)	40.7%
Net income from continuing operations attributable to Turning Point Brands, Inc.	$47,326	$38,747	22.1%	$31,570	22.7%

Comparison of Year Ended December 31, 2024, to Year Ended December 31, 2023

Net Sales: For the year ended December 31, 2024, consolidated net sales increased $35.6 million, or 11.0%, compared to the prior year period, driven by increases in net sales across both segments.

For the year ended December 31, 2024, net sales in the Zig-Zag products segment increased $11.9 million, or 6.6%, compared to the prior year period. The increase in net sales was driven primarily by $11.5 million of growth in papers, wraps and accessories, as well as $5.6 million of growth in cigars. This growth was partially offset by declines of $5.0 million in our Clipper lighter business.

For the year ended December 31, 2024, net sales in the Stoker’s products segment increased $23.7 million, or 16.4%, compared to the prior year period. For the year ended December 31, 2024, sales volume of Stoker’s products increased 6.8% as compared with the prior year period contributing $9.9 million to the increase, and price/product mix increased 9.6% which contributed $13.8 million to the increase. The increase in net sales was driven primarily by $19.0 million of growth in modern oral products while the remaining growth is attributable to MST and loose-leaf chewing tobacco.

Gross Profit: For the year ended December 31, 2024, consolidated gross profit increased $18.6 million, or 10.2%, compared to the prior year period. Gross profit as a percentage of net sales decreased to 55.9% of net sales for the year ended December 31, 2024, from 56.3% of net sales for the year ended December 31, 2023. The overall decrease in gross profit margin was driven primarily by increased sales in modern oral in the Stoker’s products segment and cigars in the Zig-Zag products segment which generates lower margins than other product categories.

For the year ended December 31, 2024, gross profit in the Zig-Zag products segment increased $5.5 million, or 5.5%, compared to the prior year period. Gross profit as a percentage of net sales decreased to 55.4% of net sales for the year ended December 31, 2024, from 56.0% of net sales for the year ended December 31, 2023, driven primarily by growth in net sales of cigar products which generate lower margins than other products in the segment.

For the year ended December 31, 2024, gross profit in the Stoker’s products segment increased $13.1 million, or 16.0%, compared to the prior year period. Gross profit as a percentage of net sales decreased to 56.4% of net sales for the year ended December 31, 2024 from 56.6% of net sales for the year ended December 31, 2023, driven primarily by the growth in net sales of modern oral products which generate lower margins than other products in the segment.

Selling, General and Administrative Expenses: For the year ended December 31, 2024, selling, general and administrative expenses increased $18.1 million, or 17.3%, compared to the prior year period. Selling, general and administrative expenses for the year ended December 31, 2024, included $7.2 million of stock options, restricted stock and incentives expense, $4.6 million of expense related to corporate restructuring, $3.6 million of expense related to PMTA, $2.1 million related to transaction costs and $0.9 million of expense related to the implementation of the new ERP and CRM systems. Corporate restructuring expense increased in 2024 compared to the prior year period primarily due to a voluntary early retirement program offered to employees in October 2024. This program offered early retirement benefits to employees meeting certain criteria. Agreements with employees were finalized in the fourth quarter of 2024 and the Company booked a $2.7 million reserve for estimated future payments. Selling, general and administrative expenses for the year ended December 31, 2023, included $6.6 million of stock options, restricted stock and incentives expense, $2.1 million of expense related to PMTA, $0.6 million of expense related to the implementation of the new ERP and CRM systems, $0.2 million of expense related to corporate restructuring and $0.2 million related to transaction costs.

Other Operating Income:  For the year ended December 31, 2024, other operating income decreased $2.7 million compared to the prior year period due to a federal excise tax refund of $1.7 million received in 2024 compared to a $4.3 million federal excise tax refund received in 2023.

Operating Income: For the year ended December 31, 2024, consolidated operating income decreased $2.1 million, or 2.6%, compared to the prior year period. Operating income as a percentage of net sales decreased to 22.4% of net sales for the year ended December 31, 2024 from 25.5% of net sales for the year ended December 31, 2023, primarily due to an increase in unallocated corporate expenses, as discussed below, driven by increases in restructuring costs related to a voluntary early retirement program, stock compensation and transaction costs.

For the year ended December 31, 2024, operating income in the Zig-Zag products segment decreased $1.6 million, or 2.3%, compared to the prior year period. Operating income as a percentage of net sales decreased to 34.7% of net sales for the year ended December 31, 2024 from 37.8% of net sales for the year ended December 31, 2023, primarily due to a federal excise tax refund of $1.7 million received in 2024 which increased operating income, compared to a $4.3 million federal excise tax refund received in 2023, along with increased selling and marketing costs in 2024.

For the year ended December 31, 2024, operating income in the Stoker’s products segment increased $6.1 million, or 9.7%, compared to the prior year period. Operating income as a percentage of net sales decreased to 40.6% of net sales for the year December 31, 2024 from 43.0% of net sales for the year ended December 31, 2023, primarily due to increased sales and marketing costs to support the sales growth in modern oral.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and includes: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries and professional services, such as audit, external legal costs and information technology services; as well as (ii) costs related to the FDA premarket tobacco product application.  For the year ended December 31, 2024, unallocated costs were $54.1 million compared to $47.5 million in the prior year period, an increase of $6.6 million or 13.9%, primarily driven by increases of $4.4 million in restructuring expense, $1.9 million in transaction costs, $1.5 million related to PMTA and $0.7 million in stock compensation expense.

Interest Expense, net: For the year ended December 31, 2024, interest expense, net decreased $0.7 million compared to the prior year period as a result of the maturity of the Convertible Senior Notes in 2024 and increased interest income on cash as a result of higher interest rates on cash deposits.

Investment Loss: For the year ended December 31, 2024, investment loss decreased to $1.9 million compared to $11.9 million for the year ended December 31, 2023. The change is primarily the result of impairment charges recognized on our investments in Bomani for $1.8 million and Old Pal for $0.8 million for the year ended December 31, 2024, compared to impairment charges recognized on our investments in Docklight for $8.7 million, Wild Hempettes for $2.2 million and Old Pal for $1.3 million for the year ended December 31, 2023.

Other Income: For the year ended December 31, 2024, other income was zero compared to $4.0 million in the prior year as a result of a $4.0 million gain related to a legal settlement.

Gain on Extinguishment of Debt: For the year ended December 31, 2024, gain on extinguishment of debt was zero compared to $1.7 million for the year ended December 31, 2023, as a result of the repurchase of $44.0 million in aggregate principal amount of our Convertible Senior Notes at a discount in 2023.

Income Tax Expense: The Company’s income tax expense was $16.9 million, or 26.1% of income from continuing operations before income taxes for the year ended December 31, 2024. The Company's income tax expense was $24.0 million, or 38.7% of income from continuing operations before income taxes for the year ended December 31, 2023 and included $6.4 million of valuation allowance for the deferred tax asset related to unrealized loss on investments and $1.7 million valuation allowance for foreign net operating losses.

Net Income (Loss) Attributable to Non-Controlling Interest: Net income attributable to non-controlling interest was $0.7 million for the year ended December 31, 2024, compared to a net loss of $0.7 million for the year ended December 31, 2023.

Net Income from Continuing Operations Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income from continuing operations attributable to Turning Point Brands, Inc. for the years ended December 31, 2024 and 2023, was $47.3 million and $38.7 million, respectively.

Comparison of Year Ended December 31, 2023, to Year Ended December 31, 2022

Net Sales: For the year ended December 31, 2023, consolidated net sales increased $3.8 million, or 1.2%, compared to the prior year period, driven by an increase in the Stoker’s products segment.

For the year ended December 31, 2023, net sales in the Zig-Zag products segment decreased $9.9 million, or 5.2%, compared to the prior year period. The decrease in net sales was driven by declines in the U.S. rolling papers and wraps businesses which were impacted by a reduction of trade inventory, partially offset by growth in our Clipper products. Additionally, the discontinuation of an unprofitable product line negatively impacted Canadian sales by $4.9 million against the previous year.

For the year ended December 31, 2023, net sales in the Stoker’s products segment increased $13.8 million, or 10.5%, compared to the prior year period. For the year ended December 31, 2023, Stoker’s products volume increased 4.2% and price/mix increased 6.3%. The increase in net sales was driven primarily by double-digit growth of Stoker’s® MST. MST represented 68% of Stoker’s products revenue in 2023, up from 66% for the same period in 2022.

Gross Profit: For the year ended December 31, 2023, consolidated gross profit increased $5.1 million, or 2.9%, compared to the prior year period. Gross profit as a percentage of net sales increased to 56.3% of net sales for the year ended December 31, 2023, from 55.4% of net sales for the year ended December 31, 2022. The overall increase in gross profit margin was driven primarily by increased margins in the Stoker’s products segment.

For the year ended December 31, 2023, gross profit in the Zig-Zag products segment decreased $5.5 million, or 5.2%, compared to the prior year period. Gross profit as a percentage of net sales remained unchanged at 56.0% of net sales for the years ended December 31, 2024 and 2023, respectively.

For the year ended December 31, 2023, gross profit in the Stoker’s products segment increased $10.6 million, or 14.9%, compared to the prior year period. Gross profit as a percentage of net sales increased to 56.6% of net sales for the year ended December 31, 2023, from 54.5% of net sales for the year ended December 31, 2022, as a result of strong incremental margin contribution of MST.

Selling, General and Administrative Expenses: For the year ended December 31, 2023, selling, general, and administrative expenses increased $0.5 million, or 0.5% compared to the prior year period. Selling, general and administrative expenses for the year ended December 31, 2023, included $6.6 million of stock options, restricted stock and incentives expense, $2.1 million of expense related to PMTA, $0.6 million of expense related to the implementation of the new ERP and CRM systems, $0.2 million of expense related to corporate restructuring and $0.2 million related to transaction costs. Selling, general and administrative expenses for the year ended December 31, 2022, included $5.3 million of stock options, restricted stock and incentives expense, $4.6 million of expense related to PMTA, $3.3 million of expense related to corporate restructuring, $2.0 million of expense related to the implementation of the new ERP and CRM systems and $0.8 million related to transaction costs.

Other Operating Income:  For the year ended December 31, 2023, other operating income was $4.3 million, resulting from a federal excise tax refund and a $15.2 million gain related to insurance, partially offset by a $15.2 million reduction in inventory due to storm damage. For the year ended December 31, 2022, there was no other operating (income) expense.

Operating Income: For the year ended December 31, 2023, consolidated operating income increased $9.0 million, or 12.1%, compared to the prior year period. Operating income as a percentage of net sales increased to 25.5% of net sales for the year ended December 31, 2023, from 23.0% of net sales for the year ended December 31, 2022, primarily due to increased margins in the Stokers products segment partially offset by decreases in unallocated corporate expenses.

For the year ended December 31, 2023, operating income in the Zig-Zag products segment decreased $5.1 million, or 6.9%, compared to the prior year period. Operating income as a percentage of net sales decreased to 37.8% of net sales for the year ended December 31, 2023, from 38.5% of net sales for the year ended December 31, 2022, primarily driven by decreased gross profits in U.S. papers and wraps.

For the year ended December 31, 2023, operating income in the Stoker’s products segment increased $8.9 million, or 16.6%, compared to the prior year period. Operating income as a percentage of net sales increased to 43.0% of net sales for the year December 31, 2023, from 40.8% of net sales for the year ended December 31, 2022, primarily driven by higher net sales of MST.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and includes: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the year ended December 31, 2023, unallocated costs were $47.5 million compared to $52.7 million in the prior year period, a decrease of $5.1 million or 9.8%, primarily driven by decreases of $3.1 million of restructuring expense and $2.5 million of expense related to PMTA.

Interest Expense, net: For the year ended December 31, 2023, interest expense, net decreased $4.9 million compared to the prior year period primarily as a result of the repurchases of $44.0 million and $10.0 million in aggregate principal amount of Convertible Senior Notes in 2023 and 2022, respectively, and increased interest income on cash as a result of rising interest rates.

Investment Loss: For the year ended December 31, 2023, investment loss decreased to $11.9 million compared to $13.3 million for the year ended December 31, 2022. The change is primarily a result of the 2023 impairment charges recognized on our investments in Docklight, Wild Hempettes and Old Pal of $8.7 million, $2.3 million and $1.3 million, respectively, in 2023, compared to impairment charges of $7.9 million, $4.3 million and $1.4 million in 2022 related to our investments in Dosist, Real Brands and Old Pal, respectively.

Other Income: For the year ended December 31, 2023, other income was $4.0 million compared to zero in the prior year period as a result of a $4.0 million gain related to a legal settlement.

Gain on Extinguishment of Debt: For the year ended December 31, 2023, gain on extinguishment of debt was $1.7 million compared to $0.9 million for the year ended December 31, 2022, as a result of the repurchase of $44.0 million in aggregate principal amount of our Convertible Senior Notes at a discount. For the year ended December 31, 2022, gain on extinguishment of debt resulted from the repurchase of $10.0 million in aggregate principal of our Convertible Senior Notes at a discount.

Income Tax Expense: The Company’s income tax expense was $24.0 million, or 38.7% of income before income taxes for the year ended December 31, 2023, and included $6.4 million of valuation allowance for the deferred tax asset related to unrealized loss on investments and $1.7 million valuation allowance for foreign net operating losses. The Company's income tax expense was $11.0 million, or 26.1% of income before income taxes for the year ended December 31, 2022.

Net Income (Loss) Attributable to Non-Controlling Interest: Net loss attributable to non-controlling interest was $0.7 million for the year ended December 31, 2023, compared to a $0.5 million loss for the year ended December 31, 2022.

Net Income from Continuing Operations Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the years ended December 31, 2023 and 2022, was $38.7 million and $31.6 million, respectively.

Loss from Discontinued Operations, net of tax

On January 2, 2025, the Company contributed 100% of its interest in SBB, the subsidiary that owns and operates the Company’s CDS segment, to GWO in exchange for 49% of the issued and outstanding GWO common stock on a fully-diluted basis. GWO is a joint venture between the Company and Standard General, LP entered into in December 2018.  The assets and liabilities associated with the CDS business have been classified as held for sale as of December 31, 2024, and its financial results are classified as discontinued operations and reported separately for all periods presented herein. Upon meeting the criteria for held for sale classification, the Company recorded a non-cash charge of $8.8 million with an equivalent valuation allowance against net assets held for sale to reduce the carrying value of the disposal group to fair value.

As of December 2024, total assets and liabilities associated with the CDS segment classified as held for sale were $15.3 million and $2.0 million, respectively. As of December 2023, total assets and liabilities associated with the CDS segment classified as held for sale were $27.0 million and $2.2 million, respectively.

Loss from discontinued operations, net of tax for the years ended December 31 are as follows:

(in thousands)	For the years ended December 31,
	2024	2023	2022
Loss from discontinued operations, net of tax	$(7,517)	$(285)	$(19,929)

Comparison of Year Ended December 31, 2024, to Year Ended December 31, 2023

For the year ended December 31, 2024, net loss from discontinued operations, net of tax, increased $7.2 million compared to the prior year period. The loss is primarily due to lower net sales of $21.3 million for the year ended December 31, 2024 compared to prior year and a $8.8 million non-cash charge recognized in discontinued operations in 2024 to reduce the carrying value of the disposal group to its fair value.

Comparison of Year Ended December 31, 2023, to Year Ended December 31, 2022

For the year ended December 31, 2023, net loss from discontinued operations, net of tax, decreased $19.6 million compared to the prior year period. The decreased in loss for the year ended December 31, 2023 is primarily due to a goodwill impairment charge of $27.6 million recognized for the year ended December 31, 2022 to reduce the carrying value of the CDS segment goodwill balance to zero.

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

We define “EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, income tax expense, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, income tax expense, depreciation, amortization, other non-cash items, and other items we do not consider the ordinary course in our evaluation of ongoing operating performance noted in the reconciliation below. Among other items that we adjust Adjusted EBITDA for is FDA PMTA expense. The Company believes it is appropriate to adjust for this spend as the costs are incurred in connection with what we view as a non-traditional regulatory process that requires applications be submitted for covered products that are already on the market. As a result, Company’s management believes it is most appropriate to assess the performance of the Company’s business – the sale of our various products - without regard to these costs and believes that adjusting for these costs provides investors and the public markets with the most meaningful metrics to assess performance of the business.

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

(in thousands)	Years ended December 31,
	2024	2023	2022
Net income attributable to Turning Point Brands, Inc.	$39,809	$38,462	$11,641
Loss from discontinued operations, net of tax	7,517	285	19,929
Add:
Interest expense, net	13,983	14,645	19,524
Gain on extinguishment of debt	-	(1,664)	(885)
Income tax expense	16,929	23,999	10,980
Depreciation expense	3,329	2,780	2,859
Amortization expense	2,333	1,338	525
EBITDA	$83,900	$79,845	$64,573
Components of Adjusted EBITDA
Corporate restructuring (a)	4,634	199	3,329
ERP/CRM (b)	993	552	1,962
Stock based compensation (c)	7,243	6,561	5,273
Transactional expenses and strategic initiatives (d)	2,107	165	801
FDA PMTA (e)	3,592	2,098	4,554
Non-cash asset impairment (f)	2,722	12,177	13,570
FET Refund (g)	(1,674)	(4,345)	-
Legal settlement (h)	-	(4,000)	-
Mark-to-market loss on Canadian inter-company note (i)	942	-	-
Adjusted EBITDA	$104,459	$93,252	$94,062

(a)	Represents costs associated with corporate restructuring, including severance and early retirement.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, PSRUs, etc.
(d)	Represents the fees incurred for transaction expenses.
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

(f)	Represents impairment of goodwill, intangible and investment assets.
(g)	Represents a federal excise tax refund included in other operating income.
(h)	Represents other income from litigation settlement.
(i)	Represents a mark-to-market loss attributable to foreign exchange fluctuation.

Liquidity and Capital Resources

Our principal uses for cash are working capital, debt service and capital expenditures. As of December 31, 2024, we had $46.2 million cash on hand, excluding CDS segment cash of $2.8 million, ($116.7 million, excluding CDS segment cash of $1.2 million, as of December 31, 2023) and have up to $57.4 million of availability under the 2023 ABL Facility. After giving effect to the issuance of the 2032 Notes and redemption of the 2026 Notes in February 2025, our cash on hand would have been $90.2 million as of December 31, 2024 and borrowing availability under the ABL would have remained the same. We have no borrowings outstanding under our ABL as of December 31, 2024. Our Convertible Senior Notes matured on July 15, 2024 and were retired with cash.

Our adjusted working capital, excluding CDS segment assets and liabilities held for sale, which we define as current assets less cash and current liabilities, increased $57.3 million compared to the prior year end. The increase in working capital was primarily a result of a $58.3 million decrease in current liabilities due to the July 15, 2024 maturity of our Convertible Senior Notes which were retired with cash on that date. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

	As of
(in thousands)	December 31,	December 31,
	2024	2023
Current assets	$140,577	$138,637
Current liabilities	42,771	98,140
Adjusted working capital	$97,806	$40,497

For the years ended December 31, 2024 and 2023, we invested $4.6 million and $5.7 million, respectively, in capital expenditures. We had restricted assets of $30.7 million and $33.6 million as of December 31, 2024 and 2023, respectively. Restricted assets consist of escrow deposits under the MSA and insurance deposits. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Continuing Operations

Our cash flows from continuing operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	For the years ended December 31,
	2024	2023	2022
Cash provided by (used in)
Operating activities	$60,958	$56,240	$21,298
Investing activities	$(10,509)	$(5,906)	$(18,969)
Financing activities	$(128,284)	$(49,505)	$(43,303)

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash provided by operating activities was $61.0 million, an increase of $4.7 million compared to the prior year period, primarily due to an increase in net income, net of non-cash items of $12.6 million and a favorable change in other assets of $3.1 million, partially offset by a $11.0 million unfavorable change in working capital. The primary drivers of non-cash items were a $9.5 million decrease in loss on investments compared to the prior year period and a $6.5 million decrease in deferred tax expense, partially offset by increases of $1.6 million in depreciation and other amortization expense and a $1.7 million decrease in gains on extinguishment of debt compared to the prior year period.

For the year ended December 31, 2023, net cash provided by operating activities was $56.2 million, an increase of $34.9 million compared to the prior year period, primarily due to an increase in the change in working capital of $35.2 million (net of inventory reserve), partially offset by a decrease in the change in other assets of $5.3 million. The increase in working capital was primarily driven by an increase in the change in inventories of $40.0 million related to the timing of changes in inventory.

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $10.5 million, an increase of $4.6 million compared to the prior year period, primarily due to the net purchase of an additional $5.4 million in investments by our captive insurance subsidiary.

For the year ended December 31, 2023, net cash used in investing activities was $5.9 million, a decrease of $13.1 million compared to the prior year period, primarily due to a $10.2 million decrease in purchases of investments in our MSA escrow account.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash used in financing activities was $128.3 million, an increase of $78.8 million compared to the prior year period, primarily due to a $118.5 million cash payment for retirement of the Convertible Senior Notes and $5.1 million of cash used for the repurchase of common stock during the period in 2024, partially offset by $41.8 million in repurchases of Convertible Senior Notes that occurred during the same period in 2023.

For the year ended December 31, 2023, net cash used in financing activities was $49.5 million, an increase of $6.2 million compared to the prior year period, primarily due to $41.8 million in repurchases of Convertible Senior Notes during the period, partially offset by a decrease in repurchases of common stock of $29.2 million during 2023.

Cash Flows from Discontinued Operations

The cash flows of the discontinued operations are reflected in the Consolidated Statements of Cash Flows and are summarized below.

(in thousands)	For the years ended December 31,
	2024	2023	2022
Cash provided by
Operating activities	$6,104	$10,641	$8,975
Investing activities	$-	$-	$176

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash provided by operating activities was $6.1 million, a decrease of $4.5 million compared to the prior year period, primarily due to an unfavorable $5.8 million change in working capital.

For the year ended December 31, 2023, net cash provided by operating activities was $10.6 million, an increase of $1.7 million compared to the prior year period, primarily due to a $9.2 million favorable change in working capital, reduced by a $7.5 million decrease in net loss, net of non-cash items.

Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2024 and 2023, in order of preference:

	December 31,	December 31,
	2024	2023
2026 Notes	$250,000	$250,000
Convertible Senior Notes	-	118,541
Gross notes payable and long-term debt	250,000	368,541
Less deferred financing costs	(1,396)	(3,183)
Less current maturities	-	(58,294)
Notes payable and long-term debt	$248,604	$307,064

Senior Secured Notes

On February 11, 2021, we closed a private offering of $250.0 million aggregate principal amount of our 5.625% senior secured notes due 2026 (the “2026 Notes”). The 2026 Notes incurred interest at a rate of 5.625%. Interest on the 2026 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021.We used the proceeds from the offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs and expenses and (iii) for general corporate purposes.

Obligations under the 2026 Notes were guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any credit facility (as defined in the indenture governing the 2026 Notes or the “2026 Notes Indenture”) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The 2026 Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. We were in compliance with all covenants under the 2026 Notes as of December 31, 2024.

In February 2025, we redeemed the 2026 Notes with the proceeds from the offering of the 2032 Notes.

We incurred debt issuance costs attributable to the issuance of the 2026 Notes of $6.4 million which are amortized to interest expense using the straight-line method over the expected life of the 2026 Notes.

2032 Notes

In February 2025, the Company closed a private offering of $300.0 million aggregate principal amount of 7.625% senior secured notes due to mature on March 15, 2032 (the “2032 Notes”). Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The Company used the proceeds from the offering (i) to repay all obligations under and terminate the 2026 Notes, (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes. The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each current wholly-owned domestic restricted subsidiary of the Company that guaranteed the 2026 Notes. The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Proceeds from the offering were approximately $294.0 million.

The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default.

2023 ABL Facility

On November 7, 2023, TPB Specialty Finance, LLC, a wholly-owned subsidiary of the Company (the “ABL Borrower”), entered into a new $75.0 million  asset-backed revolving credit facility (the “2023 ABL Facility”), with the several lenders thereunder, and Barclays Bank PLC, as administrative agent (the “Administrative Agent”) and as collateral agent (the “Collateral Agent”) and First-Citizens Bank & Trust Company as additional collateral agent (the “Additional Collateral Agent”). Under the 2023 ABL Facility, the ABL Borrower may draw up to $75.0 million under Revolving Credit Loans and Last In Last Out (“LILO”) Loans. The 2023 ABL Facility includes a $40.0 million accordion feature.  In connection with the 2023 ABL Facility, certain existing inventory was contributed to the ABL Borrower. The 2023 ABL Facility is secured on a first priority basis (subject to customary exceptions) by all assets of the ABL Borrower.

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

		Applicable Margin	Applicable Margin
Level	Historical Excess Availability	for SOFR Loans	or Base Rate Loans
I	Greater than or equal to 66.66%	1.75%	0.75%
II	Less than 66.66%, but greater than or equal to 33.33%	2.00%	1.00%
III	Less than 33.33%	2.25%	1.25%

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $57.4 million based on the borrowing base as of December 31, 2024.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Convertible Senior Notes

The Company's 2.5% convertible senior notes matured and were retired with cash on July 1, 2024. No principal amounts remain outstanding as of December 31, 2024.

Additional Information with Respect to our Unrestricted Subsidiaries

Under the terms of the 2026 Notes that were recently redeemed with proceeds from the February 2025 issuance of the 2032 Notes, the Company designated certain of its subsidiaries as “Unrestricted Subsidiaries” as of December 31, 2024, including Interchange Partners LLC and Intrepid Brands, LLC. The Company is required under the terms of the indentures governing the Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information for 2024 is presented below. With the classification of the Company's CDS products business to discontinued operations in December 2024, there are no meaningful results for Unrestricted Subsidiaries to present for 2023 or 2022.

Income Statement for the year ended December 31, 2024:

	Year Ended December 31,
	2024
	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Net sales	$355,712	$4,948	$360,660
Cost of sales	157,501	1,594	159,095
Gross profit	198,211	3,354	201,565
Selling, general, and administrative expenses	121,859	548	122,407
Other operating income	(1,674)	-	(1,674)
Operating income	78,026	2,806	80,832
Interest expense (income), net	14,390	(407)	13,983
Investment loss	1,893	-	1,893
Income before income taxes	61,743	3,213	64,956
Income tax expense	16,092	837	16,929
Consolidated net income	45,651	2,376	48,027
Net (loss) income attributable to non-controlling interest	(390)	1,091	701
Net income attributable to Turning Point Brands, Inc.	$46,041	$1,285	$47,326

Balance Sheet as of December 31, 2024:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$37,279	$8,879	$-	$46,158
Accounts receivable, net	9,624	-	-	9,624
Inventories, net	95,378	875	-	96,253
Current assets held for sale	11,470		-	11,470
Other current assets	33,599	1,101	-	34,700
Total current assets	187,350	10,855	-	198,205
Property, plant, and equipment, net	26,337	-	-	26,337
Deferred income taxes	995	-	-	995
Right of use assets	11,610	-	-	11,610
Deferred financing costs, net	1,823	-	-	1,823
Goodwill	135,932	-	-	135,932
Other intangible assets, net	65,254	-	-	65,254
Master Settlement Agreement (MSA) escrow deposits	28,676	-	-	28,676
Noncurrent assets held for sale	3,859	-	-	3,859
Other assets	14,365	6,297	-	20,662
Investment in unrestricted subsidiaries	-	750	(750)	-
Total assets	$476,201	$17,902	$(750)	$493,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,420	$3,255	$-	$11,675
Accrued liabilities	29,540	719	837	31,096
Current liabilities held for sale	2,049	-	-	2,049
Total current liabilities	40,009	3,974	837	44,820
Notes payable and long-term debt	248,604	-	-	248,604
Lease liabilities	9,549	-	-	9,549
Total liabilities	$298,162	$3,974	$837	$302,973

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	177,481	12,087	(1,587)	187,981
Non-controlling interest	558	1,841	-	2,399
Total stockholders’ equity	178,039	13,928	(1,587)	190,380
Total liabilities and stockholders’ equity	$476,201	$17,902	$(750)	$493,353

Distribution Agreements

For a description of our material distribution agreements, see Item 1. “Business - Distribution and Supply Agreements.”

Master Settlement Agreement

On November 23, 1998, the major U.S. cigarette manufacturers, Philip Morris USA, Inc., Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company, entered into the MSA with attorneys general representing states that agreed to settle certain recovery actions (the “Settling States”). In order to be in compliance with the MSA and subsequent states’ statutes, we were required to fund an escrow account with each of the Settling States based on the number of cigarettes or cigarette equivalents (which is measured by pounds of MYO cigarette smoking tobacco) sold in such state. We discontinued our generic category of MYO in 2019 and our Zig-Zag branded MYO cigarette smoking tobacco in 2017. Pending a change in MSA legislation, we have no remaining product lines covered by the MSA and will not be required to make future escrow deposits and, therefore, do not expect to accrue any loss contingencies subject to the MSA in the future.

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

	Deposits as of December 31,
Sales Year	2024	2023
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$32,073	$32,073

Off-Balance Sheet Arrangements

During 2024, we executed various foreign exchange contracts for the purchase of €3.6 million and sale of €3.6 million with maturity dates ranging from October 2024 to June 2025. At December 31, 2024, we had foreign currency contracts outstanding for the purchase of €2.1 million and sale of €2.1 million. The fair value of the foreign currency contracts was based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2024. We had no interest rate swap contracts at December 31, 2024 and 2023.

During 2023, we executed various foreign exchange contracts for the purchase of €20.1 million and sale of €15.2 million with maturity dates ranging from July 2023 to September 2024. At December 31, 2023, we had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The fair value of the foreign currency contracts was based on quoted market prices and resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2023.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, lease payments, debt service and capital expenditures. The Company’s contractual obligations primarily include long-term debt and lease obligations. For information regarding our long-term debt obligations and cash payment obligations thereunder, please see Note 14, “Notes Payable and Long-Term Debt” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. For information regarding our lease obligations and cash payment obligations thereunder, please see Note 17, “Lease Commitments” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In 2024, we repurchased 154,945 shares of our common stock for a total cost of $5.1 million at an average price per share of $32.60, and have $100 million of authorization remaining under our Board approved repurchase program at December 31, 2024. In 2023, we made no repurchases of our common stock.

Regulation and Legislation

While we are subject to several regulatory regimes and requirements, the following may meaningfully impact operations or resources:

Federal Regulation

Certain tobacco and nicotine products, cigarette papers, and cigarette tubes are subject to federal excise taxes. Any future increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2024, federal excise taxes are not assessed on certain novel nicotine products, including nicotine pouches, e-cigarettes and related products.

State and Local Regulation

As of December 31, 2024, the states require excise tax payments on most of our products. These required taxes may increase over time or be expanded to cover additional product categories and may in some cases impact the consumer demand of the products. In addition, there are several local taxing jurisdictions requiring taxes and/or licensing. Several states have also implemented or are considering implementing additional regulations on our products, including sales restrictions. These requirements may impact which products we are allowed to offer for sale or may influence retailers’ likelihood of carrying regulated products more generally.

FDA Regulation

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the FDA to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to also regulate all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated our cigar and cigar wrap products.  Subsequently, on April 14, 2022, the FDA Center for Tobacco Products also obtained jurisdiction over non-tobacco nicotine products (“NTN Products”), including synthetic nicotine. That law subjects NTN Products to the same requirements as tobacco-derived products.

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

Tobacco products regulated by FDA are subject to premarket filing requirements, most significantly Premarket Tobacco Product Applications (“PMTAs”) or Substantial Equivalence Reports (“SEs”).

A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations while a Substantial Equivalence Report must demonstrate that a new product either has the same characteristics as its predicate product or different characteristics but does not raise different questions of public health. We submitted premarket filings for certain of our regulated products in order to continue selling these products while they remain under review. We have continued to supplement these applications with additional information and have responded to information requests from the FDA; however, there can be no guarantee that the FDA will accept such amendments and responses or that the applications will meet the standard of “appropriate for the protection of public health” or “substantially equivalent,” as appropriate. FDA’s interpretation and implementation of these standards likewise may change over time, which may negatively impact our existing or future premarket filings. Currently, the FDA has indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a premarket filing. Despite these stated enforcement priorities, given the FDA’s limited resources we expect that for a period of time there may be a lack of enforcement, which may adversely impact our ability to compete in the marketplace against those who continue to sell unauthorized products. This issue could grow worse should the federal government decrease the size of certain agencies or resources, including the U.S. Department of Justice or U.S. Customs and Border Protection.

On May 4, 2022, the FDA proposed two tobacco product standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor in cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. On June 21, 2022, the FDA also issued a proposed product standard related to restricting the level of nicotine in traditional cigarettes. On March 8, 2023, the FDA proposed requirements for tobacco product manufacturing practice (“TPMPs”). Once finalized, TPMPs would establish requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of finished and bulk tobacco products. These regulations are required to go through the formal rulemaking process where we have had the opportunity to provide comments with regard to the impact such standards would have on our products. As of January 2025, these proposed rules were withdrawn or otherwise delayed. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

Inflation

Inflation in general and the continued increases in costs of goods and services, such as food and gas prices, have had a substantial negative effect on the purchasing power of consumers. While historically, we have been able to pass on most cost increases to our consumers, no assurance can be given that we will continue to be able to do so. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements”.

Critical Accounting Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Actual results could differ from these estimates. We evaluate our estimates, including those related to intangibles, investments in debt security and the fair value of the Creative Distribution Solutions segment on an ongoing basis. We base these estimates on our historical experience and other assumptions we believe are appropriate under the circumstances. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements. Our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Indefinite-lived Intangible Assets

We follow the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for indefinite-lived intangible assets. Indefinite-lived intangible assets are tested for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. Examples of such indicators could include but are not limited to a significant loss of market share, significant decline in operating results, change in management strategy or operations, economic decline, and other significant disruptions to the business.

We estimate the fair value of our indefinite-lived assets using the relief from royalty valuation methodology. This methodology is based on what the Company would be willing to pay as a royalty in order to exploit the related benefits of the asset. The value of the asset is determined by discounting the inherent after-tax royalty savings associated with ownership or possession of the asset over the expected useful life. In 2024, based on quantitative assessments, the fair values of our Zig-Zag and Stokers’ indefinite-lived intangible assets exceeded their carrying values by a significant amount. We identified the estimate of the fair value of the Company’s indefinite lived assets as a critical estimate because of the significant assumptions used in these analyses including, but are not limited to, projected revenue, the weighted average cost of capital and royalty rate. We used modest growth rates in projecting the revenue related to these indefinite-lived intangible assets. As we do for each impairment assessment, for our future impairment assessments we will evaluate the reasonableness and relevance of our previous performance assumptions, considering both internal and external factors existing at the impairment test date, to determine if changes to those performance assumptions are warranted.

If actual results are not consistent with the Company’s estimates and/or other assumptions change, the Company may be exposed to future impairment charges that could materially and adversely impact its financial position and results of operations.

Investments in Debt Security

We have classified our debt security investment as available-for-sale and, as a result, this security is recorded at fair value. We estimate the fair value of the debt security investment using a Monte Carlo simulation, which utilizes unobservable inputs that are classified as Level 3 inputs under the fair value hierarchy. We identified the estimate of the fair value of the Company’s debt security investment as a critical estimate because of the complexity of the Monte Carlo simulation valuation methodology and the significant assumptions used in estimating the fair value, including the enterprise valuation of the investee, enterprise value to revenue market multiples applied to the financial results of the investee to estimate an enterprise valuation of the investee, and investment hold period scenarios used in the weighting of Monte Carlo simulation valuation results.

If actual results are not consistent with the Company’s estimates and/or other assumptions change, the Company may be exposed to future allowance for credit losses that could materially and adversely impact its financial position and results of operations.

Fair Value of the Creative Distribution Solution Segment

Our CDS segment met the criteria to be classified as held-for-sale as of December 31, 2024.  As a result, we are required to carry the net assets of the CDS segment at fair value less costs to sell. We determined the fair value of the CDS segment using a weighted average of three valuation methodologies that consisted of the discounted cash flow method, the guideline public company method and the similar transaction method. We identified the estimate of the fair value of the CDS segment as a critical accounting estimate because of the significant estimates and assumptions used by management in the discounted cash flow method, including forecasts of expected revenue growth rates, estimated terminal value and the selection of the discount rate.

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

We regularly review our foreign currency risk and hedging programs and may as part of that review determine at any time to change our hedging policy. During 2024, we executed various foreign exchange contracts for the purchase of €3.6 million and sale of €3.6 million with maturity dates ranging from October 2024 to June 2025. At December 31, 2024, we had foreign currency contracts outstanding for the purchase of €2.1 million and sale of €2.1 million. A 10% change in the euro to U.S. dollars exchange rate would change our pre-tax income by approximately $1.5 million per year.

Credit Risk

At December 31, 2024 and 2023, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $47.4 million and $119.0 million, respectively. The Company has chosen to invest a portion of the MSA escrows, from time to time, in U.S. Government securities including Treasury notes and Treasury bonds. We sell our products to distributors, retail establishments, and individual consumers throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2024, we had one customer that accounted for 10.2% of our net sales. In 2023and 2022, we had no customers that accounted for more than 10% of our net sales. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

In February 2021, we issued the 2026 Notes in an aggregate principal amount of $250 million. In February 2025, we issued the 2032 Notes in an aggregate principal amount of $300 million and utilized a portion of the proceeds to retire the 2026 Notes. We carry the 2032 Notes at face value. Since the 2032 Notes bear interest at a fixed rate, we have no financial statement risk associated with increases in interest rates. However, the fair value of the 2023 Notes changes when the market price of our stock fluctuates, or interest rates change. Our remaining debt instrument is the 2023 ABL Facility, which has no borrowing outstanding. The 2023 ABL Facility is subject to a floating rate. Accordingly, if we make borrowings under the 2023 ABL Facility, we will be exposed to fluctuations in interest rates.

Item 8. Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Turning Point Brands, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 6, 2025 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Controlling Financial Interest Assessment of Equity Investment

As described in Notes 3 and 24 to the financial statements, on January 2, 2025, the Company sold 100% of its equity interest in South Beach Brands LLC (“SBB”), the subsidiary that owns and operates the Company’s Creative Distribution Solutions (“CDS”) segment, to General Wireless Operations, Inc. (“GWO”) in exchange for 1,006.45 shares of GWO common stock and 680 shares of GWO Series B Preferred Stock, which together represent 49% of the issued and outstanding GWO common stock on a fully-diluted basis (“SBB Exchange Transaction”). The Company determined that, upon completion of the SBB Exchange Transaction, it will not have a controlling financial interest in GWO and, as a result, will deconsolidate SBB on January 2, 2025. Having met applicable criteria prior to December 31, 2024, the Company recorded the assets and liabilities of SBB as held for sale as of December 31, 2024 and 2023 and the results of operations and cash flows of SBB as discontinued operations for each of the three years in the period ended December 31, 2024.

As described in Note 2 to the financial statements, when the Company concludes it has a controlling financial interest in a legal entity, the Company consolidates the legal entity as a subsidiary. The evaluation of whether or not the Company has a controlling financial interest in a legal entity requires the application of complex accounting rules and the evaluation of a number of factors, including determining the consolidation model that applies, the Company’s decision-making ability through voting or other rights, and the Company’s exposure to variability to the legal entity, among other items.

We identified the Company’s accounting conclusion that it will not have a controlling financial interest in GWO as a critical audit matter because of the complexity involved in evaluating the exchange transaction structure and related agreements with management’s interpretation and application of the accounting rules. Auditing management’s accounting conclusion involved a high degree of auditor judgment and an increase in audit effort due to the impact management’s conclusion would have on the Company’s financial statement presentation.

Our audit procedures related to the Company’s assessment of whether or not it will have a controlling financial interest in GWO included the following, among others:

●

We obtained management’s accounting memoranda and evaluated the reasonableness of management’s application of accounting rules used to support the Company’s accounting conclusion for its investment in GWO.

●

We assessed the accuracy and completeness of management’s application of the applicable accounting rules by reading the relevant SBB exchange transaction agreements and contracts to understand the nature of the Company’s involvement with GWO and GWO’s structure and operations. Our assessment included:

o

Evaluating the capitalization of GWO and the relative power held by the equity holders in GWO to determine the appropriate consolidation model that is required to be applied. This included evaluating if any close business relationships and/or any de facto agent relationships exist that could potentially have impacted management’s assessment.

o	Evaluating the Company’s decision-making power over GWO, including determining whether the Company has control without a majority voting interest.
o	Evaluating the impact certain future rights held by the Company would have on the accounting conclusion.

Fair Value of Creative Distribution Solutions Segment

As described in Note 3 to the financial statements, the Company has classified the assets and liabilities of the Creative Distribution Solutions (“CDS”) segment as held for sale as of December 31, 2024 and 2023, and recognized a valuation allowance of $8.8 million against the net assets of CDS as of December 31, 2024 to adjust the carrying value of the CDS segment to fair value less cost to sell. The Company estimated the fair value of the CDS segment using a weighted average of three valuation methodologies that consisted of a discounted cash flow method, a guideline public company method and a guideline transaction method.

We identified the estimate of the fair value of the Company’s CDS segment as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of the segment, including management’s forecasts of expected revenue growth rates, management’s selection of the discount rate and management’s estimate of the terminal value, which were all used in the discounted cash flow method. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimated fair value of the CDS segment.

Our audit procedures related to the estimated fair value of the CDS segment included the following, among others:

●	We evaluated the reasonableness of management’s forecasts of revenue growth rates by comparing the projections to historical results.
●	We tested the accuracy of management’s estimation process by comparing current year results to prior year estimates.
●	We utilized our valuation specialists to assist in the following, among others:
o	Assessing the appropriateness of management’s valuation methodologies and testing their mathematical accuracy.
o	Assessing the appropriateness of the methodology used by management to estimate the terminal value in the discounted cash flow method.
o

Assessing the reasonableness of the discount rate used in the discounted cash flow method by comparing the underlying source information to publicly available market data and testing the mathematical accuracy of the calculation.

●	We recomputed the estimated fair value of the CDS segment, using the weighting ascribed by management to each valuation methodology, for mathematical accuracy.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Charlotte, North Carolina

March 6, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Turning Point Brands, Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated March 6, 2025 expressed an unqualified opinion.

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

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated March 6, 2025 on those financial statements.

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

/s/ RSM US LLP

Charlotte, North Carolina

March 6, 2025

Turning Point Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2024 and 2023

(dollars in thousands except share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$46,158	$116,725
Accounts receivable, net of allowances of $66 in 2024 and $78 in 2023	9,624	10,002
Inventories, net	96,253	91,698
Current assets held for sale	11,470	12,267
Other current assets	34,700	36,937
Total current assets	198,205	267,629
Property, plant, and equipment, net	26,337	25,142
Deferred tax assets, net	995	1,468
Right of use assets	11,610	11,359
Deferred financing costs, net	1,823	2,450
Goodwill	135,932	136,250
Other intangible assets, net	65,254	66,490
Master Settlement Agreement (MSA) escrow deposits	28,676	28,684
Noncurrent assets held for sale	3,859	14,731
Other assets	20,662	15,166
Total assets	$493,353	$569,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,675	$7,794
Accrued liabilities	31,096	32,052
Current portion of long-term debt	-	58,294
Current liabilities held for sale	2,049	2,209
Total current liabilities	44,820	100,349
Notes payable and long-term debt	248,604	307,064
Lease liabilities	9,549	9,898
Noncurrent liabilities held for sale	-	52
Total liabilities	302,973	417,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,200,886 issued shares, 17,729,481 outstanding shares at December 31, 2024, and 19,922,137 issued shares, 17,605,677 outstanding shares at December 31, 2023	202	199
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	126,662	119,075
Cost of repurchased common stock (2,471,405 and 2,316,460 shares at December 31, 2024 and 2023)	(83,144)	(78,093)
Accumulated other comprehensive loss	(2,903)	(2,648)
Accumulated earnings	147,164	112,443
Non-controlling interest	2,399	1,030
Total stockholders’ equity	190,380	152,006
Total liabilities and stockholders’ equity	$493,353	$569,369

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Income

for the years ended December 31, 2024, 2023, and 2022

(dollars in thousands except share data)

	For the years ended December 31,
	2024	2023	2022
Net sales	$360,660	$325,064	$321,229
Cost of sales	159,095	142,122	143,399
Gross profit	201,565	182,942	177,830
Selling, general, and administrative expenses	122,407	104,327	103,822
Other operating income	(1,674)	(4,345)	-
Operating income	80,832	82,960	74,008
Interest expense, net	13,983	14,645	19,524
Investment loss	1,893	11,914	13,303
Other income	-	(4,000)	-
Gain on extinguishment of debt	-	(1,664)	(885)
Income from continuing operations before income taxes	64,956	62,065	42,066
Income tax expense	16,929	23,999	10,980
Income from continuing operations	48,027	38,066	31,086
Loss from discontinued operations, net of tax	(7,517)	(285)	(19,929)
Consolidated net income	40,510	37,781	11,157
Net income (loss) attributable to non-controlling interest	701	(681)	(484)
Net income attributable to Turning Point Brands, Inc.	$39,809	$38,462	$11,641

Basic income (loss) per common share:
Continuing operations	$2.67	$2.20	$1.76
Discontinued operations	(0.43)	(0.01)	(1.11)
Basic earnings per share	$2.24	$2.19	$0.65
Diluted income (loss) per common share:
Continuing operations	$2.53	$2.02	$1.75
Discontinued operations	(0.39)	(0.01)	(1.11)
Diluted earnings per share	$2.14	$2.01	$0.64
Weighted average common shares outstanding:
Basic	17,734,239	17,578,270	17,899,794
Diluted	19,362,806	20,467,406	18,055,015

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the years ended December 31, 2024, 2023, and 2022

(dollars in thousands)

	For the years ended December 31,
	2024	2023	2022
Consolidated net income	$40,510	$37,781	$11,157

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on MSA investments, net of tax of $9 in 2024 and $161 in 2023 and $860 in 2022	(17)	542	(2,879)
Foreign currency translation, net of tax of $0 in 2024, 2023 and 2022	(197)	(74)	(269)
Unrealized (loss) gain on derivative instruments, net of tax of $54 in 2024, $237 in 2023 and $273 in 2022	(173)	(747)	857
Unrealized gain on investments, net of tax of $0 in 2024	50	-	-
	(337)	(279)	(2,291)

Consolidated comprehensive income	40,173	37,502	8,866
Comprehensive income (loss) attributable to non-controlling interest	619	(705)	(577)
Comprehensive income attributable to Turning Point Brands, Inc.	$39,554	$38,207	$9,443

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31, 2024, 2023, and 2022

(dollars in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Consolidated net income	$40,510	$37,781	$11,157
Loss from discontinued operations, net of tax	7,517	285	19,929
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	-	(1,664)	(885)
Loss (gain) on sale of property, plant, and equipment	75	62	(33)
Gain on insurance recovery of inventory loss	-	(15,181)	-
Loss on investments	2,722	12,177	13,570
Depreciation and other amortization expense	4,439	2,921	2,859
Amortization of other intangible assets	1,223	1,197	524
Amortization of deferred financing costs	2,430	2,445	2,576
Deferred income tax (benefit) expense	519	7,024	(6,506)
Stock compensation expense	7,243	6,561	5,273
Noncash lease (income) expense	(622)	(72)	84
Gain on MSA investments	(14)	-	(54)
Changes in operating assets and liabilities:
Accounts receivable	185	(2,625)	(3,344)
Inventories	(4,770)	13,287	(26,719)
Other current assets	(1,421)	(3,794)	(379)
Other assets	(1,767)	(4,865)	420
Accounts payable	3,689	100	1,506
Accrued liabilities and other	(1,000)	601	1,320
Operating cash flows from continuing operations	60,958	56,240	21,298
Operating cash flows from discontinued operations	6,104	10,641	8,975
Net cash provided by operating activities	$67,062	$66,881	$30,273

Cash flows from investing activities:
Capital expenditures	$(4,623)	$(5,707)	$(7,834)
Purchases of investments	(10,857)	(202)	(1,000)
Proceeds from sale of investments	5,420	-	-
Purchases of non-marketable equity investments	(500)	-	-
Proceeds on sale of property, plant and equipment	5	3	35
MSA escrow deposits, net	46	-	(10,170)
Investing cash flows from continuing operations	(10,509)	(5,906)	(18,969)
Investing cash flows from discontinued operations	-	-	176
Net cash used in investing activities	$(10,509)	$(5,906)	$(18,793)

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (cont.)

for the years ended December 31, 2024, 2023, and 2022

(dollars in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Convertible Senior Notes repurchased	$-	$(41,794)	$(9,000)
Payment of Convertible Senior Notes	(118,541)	-	-
Proceeds from call options	-	114	51
Payment of dividends	(4,905)	(4,497)	(4,250)
Payments of financing costs	(133)	(2,437)	-
Exercise of options	2,807	450	504
Redemption of options	(335)	(346)	(155)
Redemption of restricted stock units	(914)	(995)	(1,229)
Redemption of performance based restricted stock units	(1,212)	-	-
Common stock repurchased	(5,051)	-	(29,224)
Financing cash flows from continuing operations	(128,284)	(49,505)	(43,303)
Financing cash flows from discontinued operations	-	-	-
Net cash used in financing activities	$(128,284)	$(49,505)	$(43,303)

Net (decrease) increase in cash	$(71,731)	$11,470	$(31,823)
Effect of foreign currency translation on cash	$(182)	$13	$(320)

Cash, beginning of period:
Unrestricted	$117,886	$106,403	$128,320
Restricted	4,929	4,929	15,155
Total cash at beginning of period	$122,815	$111,332	$143,475

Cash, end of period:
Unrestricted	$48,941	$117,886	$106,403
Restricted	1,961	4,929	4,929
Total cash at end of period	$50,902	$122,815	$111,332

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,488	$18,047	$18,717
Cash paid during the period for income taxes, net	$20,997	$12,447	$13,369

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$18	$8	$11
Accrued consideration for acquisition of investments	$-	$248	$-

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,588	$1,489	$1,354

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the years ended December 31, 2024, 2023, and 2022

(dollars in thousands)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other	Accumulated	Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Earnings	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	(Deficit)	Interest	Total
Beginning balance January 1, 2022	18,395,476	$197	$108,811	$(48,869)	$(195)	$71,460	$2,312	$133,716

Unrealized loss on MSA investments, net of tax of $860	-	$-	$-	$-	$(2,879)	$-	$-	$(2,879)
Unrealized gain on derivative instruments, net of tax of $273	-	-	-	-	857	-	-	857
Foreign currency translation, net of tax of $0	-	-	-	-	(176)	-	(93)	(269)
Stock compensation expense	-	-	5,273	-	-	-	-	5,273
Exercise of options	35,394	1	503	-	-	-	-	504
Redemption of options	-	-	(155)	-	-	-	-	(155)
Issuance of performance based restricted stock units	69,756	-	-	-	-	-	-	-
Redemption of performance based restricted stock units	-	-	(1,141)	-	-	-	-	(1,141)
Issuance of restricted stock units	5,589	-	-	-	-	-	-	-
Redemption of restricted stock units	-	-	(88)	-	-	-	-	(88)
Cost of repurchased common stock	(1,021,052)	-	-	(29,224)	-	-	-	(29,224)
Settlement of call options, net of tax of $12	-	-	39	-	-	-	-	39
Dividends	-	-	-	-	-	(4,410)	-	(4,410)
Net income	-	-	-	-	-	11,641	(484)	11,157
Ending balance December 31, 2022	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized gain on MSA investments, net of tax of $161	-	$-	$-	$-	$542	$-	$-	$542
Unrealized loss on derivative instruments, net of tax of $237	-	-	-	-	(747)	-	-	(747)
Foreign currency translation, net of tax of $0	-	-	-	-	(50)	-	(24)	(74)
Stock compensation expense	-	-	6,561	-	-	-	-	6,561
Exercise of options	33,851	-	450	-	-	-	-	450
Redemption of options	(15,985)	-	(346)	-	-	-	-	(346)
Issuance of performance based restricted stock units	105,032	1	75	-	-	-	-	76
Redemption of performance based restricted stock units	(34,704)	-	(800)	-	-	-	-	(800)
Issuance of restricted stock units	40,910	-	2	-	-	-	-	2
Redemption of restricted stock units	(8,590)	-	(195)	-	-	-	-	(195)
Settlement of call options, net of tax of $28	-	-	86	-	-	-	-	86
Dividends	-	-	-	-	-	(4,710)	-	(4,710)
Net income	-	-	-	-	-	38,462	(681)	37,781
Ending balance December 31, 2023	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

Unrealized loss on MSA investments, net of tax of $9	-	$-	$-	$-	$(17)	$-	$-	$(17)
Unrealized loss on derivative instruments, net of tax of $54	-	-	-	-	(173)	-	-	(173)
Foreign currency translation, net of tax of $0	-	-	-	-	(115)	-	(82)	(197)
Unrealized gain on investments, net of tax of $0	-	-	-	-	50	-	-	50
Acquisition of non-controlling interest	-	-	-	-	-	-	750	750
Stock compensation expense	-	-	7,243	-	-	-	-	7,243
Exercise of options	132,572	1	2,806	-	-	-	-	2,807
Redemption of options	(9,735)	-	(335)	-	-	-	-	(335)
Issuance of performance based restricted stock units	129,316	1	-	-	-	-	-	1
Redemption of performance based restricted stock units	(48,170)	-	(1,212)	-	-	-	-	(1,212)
Issuance of restricted stock units	106,249	1	78	-	-	-	-	79
Redemption of restricted stock units	(31,483)	-	(993)	-	-	-	-	(993)
Cost of repurchased common stock	(154,945)	-	-	(5,051)	-	-	-	(5,051)
Dividends	-	-	-	-	-	(5,088)	-	(5,088)
Net income	-	-	-	-	-	39,809	701	40,510
Ending balance December 31, 2024	17,729,481	$202	$126,662	$(83,144)	$(2,903)	$147,164	$2,399	$190,380

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except where designated and per share data)

Note 1. Organizations and Basis of Presentation

Description of Business

Turning Point Brands, Inc., including its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”), is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. The Company's segments are led by its core proprietary and iconic brands: Zig-Zag® and Stoker’s® along with FRE®, Beech-Nut® and Trophy®. The Company’s products are available in more than 220,000 retail outlets in North America. The Company operates two segments, Zig-Zag products and Stoker’s products.

Contribution of Creative Distribution Solutions

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC ("SBB"), the subsidiary that owns and operates the Company’s Creative Distribution Solutions (“CDS”) segment, to General Wireless Operations, Inc. (“GWO”) in exchange for 49% of the issued and outstanding GWO common stock. GWO is a joint venture between the Company and Standard General, LP entered into in December 2018. The Company will provide certain transition services to GWO in connection with the operation of SBB on an arm’s length basis.

For all periods presented in these consolidated financial statements, the assets and liabilities associated with the CDS disposal group have been classified as held for sale in the Consolidated Balance Sheets and its operations have been classified as discontinued operations in the Consolidated Statements of Income and Cash Flows. See Note 3, "Assets Held for Sale and Discontinued Operations" for additional information regarding the CDS divestiture, including the assets and liabilities held for sale and the loss from discontinued operations. Unless otherwise noted, disclosures in the notes to these consolidated financial statements relate solely to the Company's continuing operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s estimates include those affecting the valuation of goodwill and other intangible assets, the fair value of assets held for sale, deferred income tax valuation allowances, the valuation of investments and the valuation of inventory, including reserves.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows in any of the periods presented.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and variable interest entities (“VIEs”) for which the Company is considered to have a controlling interest based on the voting interest entity model or the variable interest entity model. All significant intercompany transactions have been eliminated.

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

Management of the Company has determined that Turning Point Brands Canada and ALP Supply Co, LLC ("ALP") are VIEs for which the Company is required to consolidate. The Company has a controlling financial interest of 65% equity in Turning Point Brands Canada, provides additional subordinated financing, and has a distribution agreement for the sale of the Company’s products that makes up a significant portion of Turning Point Brands Canada’s business activities. The Company has a 50% equity interest in ALP, provides additional financing, has a supply agreement to be the exclusive provider of product and is the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance, and the right to receive benefits and the obligation to absorb losses. See Note 4,"Joint Venture Agreement" for additional information on the current year ALP transaction.

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

Held for Sale and Discontinued Operations

The Company classifies assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year.

Assets and liabilities held for sale are presented separately within the Consolidated Balance Sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed, and any necessary adjustments are made to its carrying value.

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as Loss from discontinued operations, net of tax in the Consolidated Statements of Income for the current and prior periods commencing in the period in which the held for sale criteria are met. Loss from discontinued operations includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions. Loss from discontinued operations will include any gain or loss recognized upon disposition or from any adjustment of the carrying amount of the assets and liabilities of the discontinued operations to fair value less costs to sell while classified as held for sale.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $17.9 million, $16.0 million, and $14.0 million in 2024, 2023, and 2022, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $1.3 million, $0.6 million, and $0.6 million in 2024, 2023, and 2022, respectively.

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

When testing goodwill for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. The Company determines fair values for each of the reporting units using a combination of the income approach and/or market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, the Company selects peer sets based on close competitors and reviews the revenue and EBITDA multiples to determine the fair value. See Note 11, “Goodwill and Other Intangible Assets” for further information on goodwill.

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

In the absence of observable data, the Company estimates the fair values of these investments using a market approach derived from applying market multiples of comparable public companies to the financial results of each investment. The valuation methodology and the significant assumptions used by management in estimating the fair values of each investment involve a high degree of judgment and may involve the use of third-party valuation specialists.

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

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $12.0 million, $7.6 million, and $6.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include make-your-own ("MYO") cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states’ statutes that expressly give the manufacturers the option of opening, funding, and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies who are not signatories to the MSA to deposit, on an annual basis, into qualified banks, escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the company. Either option – becoming an MSA signatory or establishing an escrow account – is permissible.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2024 and 2023, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.7 million. During 2024, no monies were deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

The Company has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including Treasury inflation-protected securities, Treasury notes and Treasury bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; thus, any investment with an unrealized loss position will be held until the value is recovered, or until maturity.

Fair values for the U.S. Governmental agency obligations are Level 2 in the fair value hierarchy. The following tables show cost and estimated fair value of the assets held in the MSA account, respectively, as well as the maturities of the U.S. Governmental agency obligations held in such account for the periods indicated.

	As of December 31, 2024				As of December 31, 2023
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,961	$-	$-	$1,961	$1,929	$-	$-	$1,929
U.S. Governmental agency obligations (unrealized position < 12 months)	4,168	11	(48)	4,131	-	-	-	-
U.S. Governmental agency obligations (unrealized position > 12 months)	25,944	95	(3,455)	22,584	30,144	-	(3,389)	26,755
Total	$32,073	$106	$(3,503)	$28,676	$32,073	$-	$(3,389)	$28,684

As of
December 31, 2024
Less than one year	$250
One to five years	14,771
Five to ten years	13,136
Greater than ten years	1,955
Total	$30,112

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of December 31,
Sales Year	2024	2023
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$32,073	$32,073

Concentration of Credit Risk: At December 31, 2024 and 2023, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $47.4 million and $119.0 million, respectively. During 2024 and 2023, the Company invested a portion of the MSA escrow accounts in U.S. Government securities including TIPS, Treasury notes, and Treasury bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the U.S. and also sells Zig-Zag® premium cigarette papers in Canada and some smaller quantities in other countries. For 2024, the Company had one customer that accounted for 10.2% of net sales. There were no customers that accounted for more than 10% of net sales for 2023 or 2022. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for credit losses for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Balance at beginning of period	$78	$40	$29
Additions to allowance account during period	23	38	24
Deductions of allowance account during period	(35)	-	(13)
Balance at end of period	$66	$78	$40

Recent Accounting Pronouncements

Recently adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances reportable segment disclosures by requiring disclosure of significant reportable segment expenses and other items regularly provided to the Chief Operating Decision Maker (“CODM”) and included within measures of a segment’s profit or loss. Additional requirements include the title and position of the CODM and an explanation of how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The Company adopted this guidance retrospectively beginning with its fiscal 2024 annual financial statements. See Note 21, "Segment Information" for the additional disclosures required by this guidance.

Issued but not yet adopted

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

In November 2024, the FASB issued guidance requiring reporting entities to disclose in the notes to the financial statements, specified information about certain categories of expenses including purchases of inventory, employee compensation, depreciation and amortization for each caption on the income statement where such expenses are included. This guidance will be effective for the Company beginning with its fiscal 2027 annual financial statements and interim periods thereafter. Early adoption is permitted, in addition to either prospective or retrospective application. The Company is currently assessing the impact and extent to which this guidance will affect its disclosures.

Note 3. Assets and Liabilities Held for Sale and Discontinued Operations

On January 2, 2025, the Company entered into an agreement to contribute 100% of its interest in SBB, the subsidiary that owns and operates the Company’s CDS segment, to GWO in exchange for 49% of the issued and outstanding GWO common stock on a fully-diluted basis. GWO is a joint venture between the Company and Standard General, LP entered into in December 2018. Under certain circumstances the Company has the right to redeem the contribution of SSB from GWO at fair market value. In addition, the Company received an option with a 15-year term to purchase the remaining 51% of GWO at an exercise price initially set at $22.0 million, which decreases over time based on certain tax sharing payments to GWO.

The assets and liabilities associated with the CDS business have been classified as held for sale as of December 31, 2024, and its financial results are classified as discontinued operations and reported separately for all periods presented herein. With the strategic shift of the Company's operations, as a result of this transaction, the CDS segment has been classified as discontinued operations. As a result, the Company now has two reportable segments as disclosed in Note 21, "Segment Information".

Upon meeting the criteria for held for sale classification, the Company recorded a non-cash charge of $8.8 million with an equivalent valuation allowance against net assets held for sale to reduce the carrying value of the disposal group to fair value. Fair value of the disposal group utilized inputs within Level 3 of the fair value hierarchy, and was determined using both a market and an income approach.

The following table summarizes income from discontinued operations, net of tax, included in the Consolidated Statements of Income:

	For the years ended December 31,
	2024	2023	2022
Net sales	$59,051	$80,329	$93,784
Cost of sales	46,041	60,030	66,076
Gross profit	13,010	20,299	27,708
Selling, general, and administrative expenses	12,246	18,442	24,287
Loss on assets held for sale fair value adjustment	8,801	-	-
Depreciation	236	341	529
Amortization of other intangible assets	1,843	1,899	1,386
Goodwill and intangible impairment loss	-	-	27,566
Operating loss from discontinued operations	(10,116)	(383)	(26,060)
Interest income	(146)	-	-
Loss from discontinued operations before income taxes	(9,970)	(383)	(26,060)
Income tax benefit	(2,453)	(98)	(6,131)
Loss from discontinued operations	$(7,517)	$(285)	$(19,929)

The following table summarizes the carrying amounts of assets and liabilities classified as held for sale and included in the Consolidated Balance Sheets:

	December 31,
	2024	2023
Current assets
Cash	$2,783	$1,161
Inventories, net	5,813	7,262
Other current assets	2,874	3,844
Current assets held for sale	11,470	12,267

Noncurrent assets
Property, plant, and equipment, net	-	158
Right of use assets	51	121
Other intangible assets, net	12,609	14,452
Allowance to adjust held for sale assets to fair value	(8,801)	-
Noncurrent assets held for sale	3,859	14,731
Total assets held for sale	$15,329	$26,998

Current liabilities
Accounts payable	$532	$613
Accrued liabilities	1,517	1,596
Current liabilities held for sale	2,049	2,209

Noncurrent liabilities
Lease liabilities	-	52
Noncurrent liabilities held for sale	-	52
Total liabilities held for sale	$2,049	$2,261

Note 4. Joint Venture Agreement

In September 2024, a wholly-owned subsidiary of the Company invested $0.8 million to acquire a 50% ownership interest in ALP Supply Co., LLC ("ALP"). Additionally, the Company has provided ALP with a $10.0 million line of credit. ALP is a joint venture established between the subsidiary and Last Country Ventures, LLC for the purpose of selling and distributing tobacco-free moist nicotine pouches in various strengths. Per the joint venture agreement, the Company's subsidiary will be responsible for selling products to ALP and providing warehousing and shipping services on its behalf. The Company has determined that ALP is a VIE and that it has a controlling financial interest requiring consolidation. As a result, the assets, liabilities and result of operations of ALP have been included in the Company's consolidated financial statements.

The assets and liabilities of ALP included in the consolidated balance sheet at December 31, 2024 primarily include $5.3 million in cash, $0.9 million of inventory, $1.1 million of other assets, and accounts payable and accrued liabilities of $3.6 million inclusive of amounts payable to the Company of $3.2 million.

Note 5. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 100% of the purchase price. During 2024, the Company executed various foreign exchange contracts which met hedge accounting requirements for the purchase of €3.6 million and sale of €3.6 million. During 2023, the Company executed various foreign exchange contract, which met hedge accounting requirements for the purchase of €20.1 million and sale of €15.2 million.

At December 31, 2024, the Company had foreign currency contracts outstanding for the purchase of €2.1 million and sale of €2.1 million. The fair value of the foreign currency contracts at December 31, 2024, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities. At December 31, 2023, the Company had foreign currency contracts outstanding for the purchase of €15.2 million and sale of €15.2 million. The fair value of the foreign currency contracts at December 31, 2023, resulted in an asset of $0.3 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities. A $0.2 million gain, $0.9 million gain and $0.1 million loss were reclassified from Accumulated other comprehensive loss to Cost of sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6. Fair Value of Financial Instruments

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

Long-Term Debt

The Company’s Senior Secured Notes bear interest at a rate of 5.625% per year. As of December 31, 2024, the fair value approximated $251.2 million, with a carrying value of $250 million.  As of December 31, 2023, the fair value approximated $234.9 million with a carrying value of $250 million.

The Convertible Senior Notes with a carrying value of $118.5 million were retired with cash on  July 15, 2024.  As of December 31, 2023, the fair value approximated $114.7 million, with a carrying value of $118.5 million.

See Note 14, “Notes Payable and Long-Term Debt” for further information regarding the Company’s long-term debt.

Foreign Currency

The fair value of the Company’s foreign currency contracts are based upon quoted market prices for similar instruments, thus leading to a Level 2 classification within the fair value hierarchy. See Note 5, "Derivative Instruments", for further information regarding the Company's foreign currency contracts.

Note 7. Inventories

The components of inventories, net are as follows:

	December 31,	December 31,
	2024	2023
Raw materials and work in process	$7,699	$5,201
Leaf tobacco	35,622	34,894
Finished goods - Zig-Zag products	38,042	41,783
Finished goods - Stoker’s products	12,966	8,109
Other	1,924	1,711
Inventories	$96,253	$91,698

The following represents the activity in the inventory valuation allowance for the years ended December 31:

	2024	2023	2022
Balance at beginning of period	$(16,927)	$(772)	$(4,122)
Charged to cost and expense	(648)	(17,370)	(772)
Deductions for inventory disposed	-	1,215	4,122
Balance at end of period	$(17,575)	$(16,927)	$(772)

In December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage resulting in damage to the leaf tobacco. As a result, the Company recorded a $15.2 million inventory reserve related to its leaf tobacco inventory, which is included in Other operating income, net in the Consolidated Statement of Income for the year ended December 31, 2023. The leaf tobacco inventory is covered by the Company’s stock throughput insurance policy and the Company believes the inventory loss is probable of being fully recovered under the policy. As a result, the Company recorded a $15.2 million insurance recovery receivable which is included in Other current assets in the Consolidated Balance Sheets.

In 2022, the Company determined that the incorrect weight had been used in calculating the amount of federal excise tax assessed and paid on its imported MYO cigar wraps during the years 2019 - 2021. As a result, the Company filed a refund claim for $4.3 million with the Alcohol and Tobacco Tax and Trade Bureau for the overpayment of federal excise taxes, which was approved and paid. The Company filed an additional claim for $1.7 million in 2023, which was approved and paid in 2024. The refunds are presented in Other operating income in the Consolidated Statements of Income.

Note 8. Other Current Assets

Other current assets consists of:

	December 31,	December 31,
	2024	2023
Inventory deposits	$5,981	$3,612
Insurance deposit	-	3,000
Prepaid taxes	3,586	153
Settlement receivable	-	4,000
Insurance recovery receivable	15,181	15,181
Other	9,952	10,991
Total	$34,700	$36,937

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment consists of:

	December 31,	December 31,
	2024	2023
Land	$22	$22
Buildings and improvements	4,216	3,956
Leasehold improvements	7,983	5,440
Machinery and equipment	31,207	29,645
Furniture and fixtures	4,723	5,765
Gross property, plant and equipment	48,151	44,828
Accumulated depreciation	(21,814)	(19,686)
Property, plant and equipment, net	$26,337	$25,142

Note 10. Deferred Financing Costs, Net

Deferred financing costs consist of:

	December 31,	December 31,
	2024	2023
Deferred financing costs, net of accumulated amortization of $747 and $104, respectively	$1,823	$2,450

Note 11. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Zig-Zag	Stoker’s	Total
Balance as of December 31, 2022	$103,663	$32,590	$136,253

Cumulative translation adjustment	(3)	-	(3)
Balance as of December 31, 2023	$103,660	$32,590	$136,250

Cumulative translation adjustment	(318)	-	(318)
Balance as of December 31, 2024	$103,342	$32,590	$135,932

The Company tests goodwill for impairment annually as of December 31, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. The Company performed a quantitative assessment in evaluating its Zig-Zag and Stoker’s reporting units for impairment as of December 31, 2024.

For the quantitative assessment, the Company used a discounted cash flow model (income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions for the discount cash flow model include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company believes the current assumptions and estimates utilized in the discounted cash flow model are both reasonable and appropriate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met or if discount rates change, the Company may have to record impairment charges in future periods. Based on the analysis performed, the Company concluded that no impairment exists for its Zig-Zag or Stoker's reporting units as of December 31, 2024.

In 2023, the Company performed a qualitative assessment in evaluating its Zig-Zag and Stoker’s reporting units. As part of that assessment, the Company considered macro and micro-economic indicators, changes in costs, overall financial performance and other relevant entity-specific events, and noted no indications of impairment. The Company also considered the significant excess of fair values over carrying values as determined in the 2022 quantitative assessment. The underlying assumptions utilized during the 2022 quantitative assessment remained sufficiently similar in 2023 and in line with Company projections. Accordingly, such underlying assumptions on which the previous fair values were based had not sufficiently changed from 2022 to suggest a material difference in the 2023 fair value assessments, and thus indicated that the fair values of the reporting units as of December 31, 2023 remained above their carrying amounts.

The following tables summarize information about the Company’s other intangible assets. Gross carrying amounts of indefinite-lived intangible assets are shown below:

	December 31, 2024			December 31, 2023
	Zig-Zag	Stoker’s	Total	Zig-Zag	Stoker’s	Total
Indefinite-lived intangible assets:
Trade names	$-	$8,500	$8,500	$-	$8,500	$8,500
Formulas	42,245	53	42,298	42,245	53	42,298
Total	$42,245	$8,553	$50,798	$42,245	$8,553	$50,798

In 2024, the Company performed a quantitative assessment of its indefinite-lived intangible assets and noted no indicators of impairment as of December 31, 2024. The Company’s fair value methodology for the quantitative assessment is primarily based on the relief from royalty approach. Significant assumptions in this approach include, but are not limited to, projected revenue, the weighted average cost of capital and royalty rate.

In 2023, the Company performed a qualitative assessment of its indefinite-lived intangible assets. As part of this assessment, the Company evaluated whether indicators of impairment were present by considering macro and micro-economic factors, along with market and other relevant company-specific events and determined that there were no indications of impairment as of December 31, 2023. In January 2023, the Company transferred certain of its indefinite-lived formulas within the Zig-Zag segment to amortized intangible assets. The Company began to amortize the formula over its useful life of 15 years and, as a result, incurred additional amortization expense of $0.7 million in 2023. The effect of this change in estimate reduced 2023 net income by $0.4 million and reduced 2023 basic and diluted earnings per share by $0.02 per share. The estimated annual straight line amortization expense related to this transfer is $0.7 million per year for each of the next five years.

Amortized intangible assets consists of:

	Zig-Zag				Stoker’s
	December 31,		December 31,		December 31,		December 31,
	2024		2023		2024		2023
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization
Amortized intangible assets:
Trade names (useful life of 15 years)	$437	$45	$449	$10	$2,372	$791	$2,372	$633
Formulas (useful life of 15 years)	9,972	1,330	9,972	665	-	-	-	-
Master distribution agreement (useful life of 15 years)	5,489	1,648	5,489	1,281	-	-	-	-
Total	$15,898	$3,023	$15,910	$1,956	$2,372	$791	$2,372	$633

Annual amortization expense for the next five years is estimated to be approximately $1.2 million for 2025 and $4.8 million for 2026 through 2029, assuming no additional transactions occur that require the amortization of intangible assets.

Note 12. Other Assets

Other assets consists of:

	December 31,	December 31,
	2024	2023
Non-marketable equity investments	$1,231	$2,405
Debt security investment	6,276	6,750
Capitalized software	7,409	5,923
Captive investments - available-for-sale marketable securities	5,487	-
Other	259	88
Total	$20,662	$15,166

Debt Security and Non-Marketable Equity Investments

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

In January 2024, the Company invested $0.8 million to acquire an 18.7% stake in Teaza Energy, LLC (“TeaZa”). TeaZa is an innovative brand of flavorful oral pouch products that can be dipped or sipped, designed as a health-conscious alternative to high energy drinks and other conventional oral stimulants. The investment was comprised of $0.5 million in cash and a $0.3 million payable to be offset against the Company’s allocated portion of future profit distributions. The Company also has the option to purchase, at fair value, up to 100% of the equity interest from February 1, 2025 through June 30, 2026. The Company accounts for its investment in TeaZa using the equity method of accounting.

In July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”), with an additional $1.0 million invested in July 2022. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in July of each year. Accrued interest of $0.2 million, $0.3 million and $0.3 million was rolled into the convertible note in July 2022, 2023 and 2024, respectively, resulting in a total investment of $9.8 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2027. Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% as of  December 31, 2024 and 2023. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of December 31, 2024. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in our Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. Based upon a quantitative fair value assessment, the Company determined the fair value to be $6.4 million, $6.9 million and $7.9 million as of December 31, 2024, 2023 and 2022, respectively. The Company recorded an allowance for credit losses of $0.8 million, $1.3 million and $1.4 million included in investment loss for the years ended December 31, 2024, 2023 and 2022, respectively. The Company has recorded an accrued interest receivable of $0.1 million and $0.1 million at December 31, 2024 and 2023, respectively, in Other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested in Docklight Brands, Inc. (“Docklight”). In 2023, based on Docklight’s financial results, a decline in the revenue multiples for comparable public companies, and a significant change in Docklight’s business model, the Company deemed the investment in Docklight fully impaired resulting in a loss of $8.7 million which was recorded in investment loss for the year ended December 31, 2023. Fair value was determined using a valuation derived from relevant revenue multiples (Level 3). There were no purchases of inventory from, or amounts payable to Docklight Brands, Inc. at December 31, 2024 and 2023.

In October 2020, the Company acquired a 20% stake in Wild Hempettes, LLC (“Wild Hempettes”). In 2023, based on Wild Hempettes' financial results, the Company deemed its investment in Wild Hempettes to be impaired resulting in a $2.2 million impairment charge included in investment loss for the year ended December 31, 2023. Fair value for the Company’s share of investment in Wild Hempettes was determined using a valuation derived from relevant revenue multiples (Level 3). In 2024, the Company reached an agreement to return its 20% equity stake to Wild Hempettes for no consideration resulting in an impairment charge of $0.3 million recorded in investment loss for the year ended December 31, 2024. The Company accounted for its 20% share of Wild Hempettes using the equity method of accounting. There were no purchases of inventory from, or amounts payable to Wild Hempettes at December 31, 2024 and 2023. The Company had a $0.2 million receivable from Wild Hempettes at December 31, 2023 for the return of previously purchased and paid for product.

In October 2020, the Company invested in BOMANI Cold Buzz, LLC (“Bomani”). In 2024, due to market conditions in the cold brew, alcohol-infused caffeinated beverages industry, the Company has determined that the fair value of Bomani is zero, and thus recorded a $1.8 million impairment which is included in investment loss for the year ended December 31, 2024. There were no purchases of inventory from, or amounts payable to Bomani at December 31, 2024 and 2023.

In December 2018, the Company acquired a minority ownership position in General Wireless Operations, Inc. from 5G gaming LLC for $0.4 million. In  December 2024, the Company entered into an agreement to contribute 100% of its interest in SBB, the subsidiary that owns and operates the Company’s CDS segment, to General Wireless Operations, Inc. in exchange for 49% of the issued and outstanding GWO common stock. See Note 3, "Assets Held for Sale and Discontinued Operations" for more information regarding the disposal of the Company's CDS business. There were no amounts payable to General Wireless Operations, Inc. at December 31, 2024 and 2023.

In October 2020, the Company invested $15.0 million in dosist™ (“Dosist”), a global cannabinoid company. In 2021, based on the financial results of Dosist and the overall cannabinoid market, the Company deemed its investment was impaired resulting in a loss of $7.1 million recorded in investment loss for the year ended December 31, 2021. In 2022, after a contemplated sale of the assets of Dosist did not occur, Dosist entered into an agreement with a new buyer receiving the assets of Dosist for the assumption of its liabilities. As such, the Company considered its remaining investment in Dosist to be fully impaired and recorded an additional loss of $7.9 million in investment loss for the year ended December 31, 2022.

The Company had a minority ownership position in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. In 2022, as a result of a significant decline in the enterprise value, the Company determined that the fair value of the investment was $0.0 and fully impaired the investment. The impairment resulted in a loss of $4.3 million which is recorded in investment loss for the year ended December 31, 2022.

Captive Investments - Available-for-Sale Marketable Securities

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

The investments held within the captive insurance company are not available for operating activities and are carried at fair value on the Consolidated Balance Sheet as of December 31, 2024. They consist of money market, stocks, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table (excludes money market funds):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Stocks	$1,517	$9	1,526
Exchange traded funds	1,189	(5)	1,184
Corporate Bonds	2,383	50	2,433
Real estate investment trusts	343	1	344
Total	$5,432	$55	$5,487

The following table summarizes the fair value of the Company's captive investments by contractual maturity:

As of
December 31, 2024
Due within one year	$2,242
Due in one to five years	191
Stocks, real estate investment trusts and exchange traded funds	3,054
Total investments at fair value	$5,487

Note 13. Accrued Liabilities

Accrued liabilities consists of:

	December 31,	December 31,
	2024	2023
Accrued payroll and related items	$9,564	$6,599
Customer returns and allowances	5,160	5,064
Taxes payable	358	3,413
Lease liabilities	3,121	2,608
Accrued interest	5,473	6,682
Other	7,420	7,686
Total	$31,096	$32,052

Note 14. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	December 31,	December 31,
	2024	2023
2026 Notes	$250,000	$250,000
Convertible Senior Notes	-	118,541
Gross notes payable and long-term debt	250,000	368,541
Less deferred financing costs	(1,396)	(3,183)
Less current maturities	-	(58,294)
Notes payable and long-term debt	$248,604	$307,064

The components of interest expense, net consists of the following:

	For the years ended December 31,
	2024	2023	2022
Interest expense	$18,526	$21,028	$21,920
Interest income	(4,543)	(6,383)	(2,396)
Interest expense, net	$13,983	$14,645	$19,524

2026 Notes

On February 11, 2021, we closed a private offering of $250.0 million aggregate principal amount of our 5.625% senior secured notes due 2026 (the “2026 Notes”). The 2026 Notes incurred interest at a rate of 5.625%. Interest on the 2026 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021.We used the proceeds from the offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs and expenses and (iii) for general corporate purposes.

Obligations under the 2026 Notes were guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any credit facility (as defined in the indenture governing the 2026 Notes or the “2026 Notes Indenture”) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The 2026 Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. We were in compliance with all covenants under the 2026 Notes as of December 31, 2024.

The 2026 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to a number of limitations and exceptions set forth in the Senior Secured Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2026 Notes Indenture provides for customary events of default.

The Company incurred debt issuance costs attributable to the issuance of the 2026 Notes of $6.4 million which are amortized to interest expense using the straight-line method over the expected life of the 2026 Notes.

The 2026 Notes were redeemed on February 20, 2025.  See Note 24, "Subsequent Events" for additional information.

2021 Revolving Credit Facility

In connection with the Offering, the Company also entered into a $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent. On May 10, 2023, the Company and certain of its subsidiaries, as guarantors, entered into an amendment (the “Amendment”) to the 2021 Revolving Credit Facility (as amended, the “Amended Revolving Credit Facility”).  The Amendment includes certain modifications to the 2021 Revolving Credit Facility relating to the replacement of the London Inter-Bank Offered Rate with a Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark under the 2021 Revolving Credit Facility and adjusts certain other provisions to reflect current documentation standards and other agreed modifications.

On November 7, 2023, in connection with the entry by a subsidiary of the Company in a new asset-backed revolving credit facility, the Company terminated the Amended Revolving Credit Facility. See “2023 ABL Facility” below.

The Company incurred debt issuance costs attributable to the issuance of the Amended Revolving Credit Facility of $0.5 million, with a remaining $0.2 million written off to gain on debt extinguishment upon termination of the facility in 2023.

2023 ABL Facility

On November 7, 2023, TPB Specialty Finance, LLC, a wholly-owned subsidiary of the Company (the “ABL Borrower”), entered into a new $75.0 million asset-backed revolving credit facility (the “2023 ABL Facility”), with the several lenders thereunder, and Barclays Bank PLC, as administrative agent (the “Administrative Agent”) and as collateral agent and First-Citizens Bank & Trust Company as additional collateral agent (the “Additional Collateral Agent”). Under the 2023 ABL Facility, the ABL Borrower may draw up to $75.0 million under revolving credit loans and last-in, last-out (“LILO”) loans. The 2023 ABL Facility includes a $40.0 million accordion feature.  In connection with the 2023 ABL Facility, the Company contributed certain existing inventory to the ABL Borrower. The 2023 ABL Facility is secured on a first-priority basis (subject to customary exceptions) by all assets of the ABL Borrower.

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

		Applicable Margin	Applicable Margin
Level	Historical Excess Availability	for SOFR Loans	or Base Rate Loans
I	Greater than or equal to 66.66%	1.75%	0.75%
II	Less than 66.66%, but greater than or equal to 33.33%	2.00%	1.00%
III	Less than 33.33%	2.25%	1.25%

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $57.4 million based on the borrowing base as of December 31, 2024.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Convertible Senior Notes

In July 2019, the Company closed an offering of $172.5 million in aggregate principal amount of its 2.50% convertible senior notes due  July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes were senior unsecured obligations of the Company and the remaining outstanding balance of $118.5 million was retired with cash on  July 15, 2024.

In 2022, a wholly owned subsidiary of the Company repurchased $10.0 million in aggregate principal amount of the Convertible Senior Notes on the open market resulting in a $0.9 million gain on extinguishment of debt. Subsequent principal repurchases occurred in 2023 for an aggregate principal amount of $44.0 million resulting in a gain on extinguishment of debt of $1.9 million. Including amounts repurchased in 2022, a total of $54.0 million in aggregate principal amount of the Convertible Senior Notes had been repurchased as of December 31, 2023. The repurchased notes were retired on July 1, 2024, with no principal amounts remaining outstanding or held by third parties as of December 31, 2024. As of December 31, 2023, $118.5 million aggregate principal was recorded in current liabilities on the Company’s Consolidated Balance Sheet.

Note 15. Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2024			2023			2022
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$14,005	$240	$14,245	$13,404	$4,091	$17,495	$13,505	$(4,713)	$8,792
State and Local	2,405	279	2,684	3,587	2,166	5,753	3,897	(1,291)	2,606
Foreign	-	-	-	(16)	767	751	84	(502)	(418)
Total	$16,410	$519	$16,929	$16,975	$7,024	$23,999	$17,486	$(6,506)	$10,980

Deferred tax assets and liabilities consists of:

	December 31,		December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
Inventory	$4,802	$-	$5,310	$-
Property, plant, and equipment	-	3,433	-	3,120
Goodwill and other intangible assets	-	3,549	-	3,182
Foreign NOL carryforward	1,505	-	1,495	-
State NOL carryforward	2,339	-	2,398	-
Unrealized loss on investments	3,846	-	7,203	-
Leases	3,278	3,004	3,278	2,978
Original issue discount	-	-	426	-
Stock compensation	4,306	-	4,879	-
Insurance receivable	-	3,728	-	3,764
Capital loss carryforward	4,108	-	-	-
Other	5,117	2,006	4,536	3,567
Gross deferred income taxes	29,301	15,720	29,525	16,611
Valuation allowance	(12,586)	-	(11,446)	-
Net deferred income taxes	$16,715	$15,720	$18,079	$16,611

At December 31, 2024, the Company had state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $23.6 million, which expire between 2034 and 2042, $27.2 million of which has an indefinite carryforward period. The Company has determined that, at December 31, 2024 and 2023 its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance for state NOL carryforwards of $3.1 million and $2.9 million has been recorded at December 2024 and 2023, respectively. The Company has determined that at December 31, 2024 and 2023, its ability to realize future benefits of its capital loss carryforward, unrealized loss on investments and foreign NOL carryforwards do not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance for capital loss carryforward of $4.1 million, unrealized loss on investments of $3.1 million and foreign NOL carryforwards of $1.8 million has been recorded at December 31, 2024 and a valuation allowance for unrealized loss on investments of $6.4 million and foreign NOL carryforwards of $1.7 million has been recorded as of December 31, 2023.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2024, 2023, and 2022, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2021.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31 is as follows:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	(0.1)%	(0.1)%	(0.2)%
State taxes	3.4%	4.3%	5.0%
Permanent differences	(0.6)%	(0.1)%	-
Other	0.6%	-	0.2%
Valuation allowance	1.8%	13.6%	0.1%
Effective income tax rate	26.1%	38.7%	26.1%

The permanent differences for the years ended December 31, 2024, 2023 and 2022 are not significant in the aggregate.

Note 16. 401(k) Retirement Savings Plan

The Company sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2024, 2023 and 2022 plan years, the Company contributed 4% to employees who contributed 4% or more of their annual earnings. Employees contributing less than 4% received a 100% match on their contributions. Additionally, for all years presented, the Company made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Company contributions to this plan were approximately $1.5 million for 2024, $1.4 million for 2023 and $1.5 million for 2022.

Note 17. Lease Commitments

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

In general, the Company does not recognize renewal periods within the lease terms as there are no significant barriers to ending the lease at the initial term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consist of the following:

	For the year ended December 31,
	2024	2023	2022
Operating lease cost
Cost of sales	$502	$507	$940
Selling, general and administrative	1,760	1,756	1,388
Variable lease cost	1,091	1,161	699
Short-term lease cost	-	24	37
Total	$3,353	$3,448	$3,064

	For the year ended December 31,
	2024	2023	2022
Financing lease cost
Selling, general and administrative	$860	$1,164	$1,138
Interest expense, net	173	-	-
Variable lease cost	72	$-	$-
Total	$1,105	$1,164	$1,138

The Company's lease balances consist of the following:

	December 31,	December 31,
	2024	2023
Assets:
Right of use assets - Operating	$8,338	$8,829
Right of use assets - Financing	3,272	2,530
Total lease assets	$11,610	$11,359

Liabilities:
Current lease liabilities - Operating (1)	$2,011	$1,921
Current lease liabilities - Financing (1)	1,110	687
Long-term lease liabilities - Operating	7,400	8,322
Long-term lease liabilities - Financing	2,149	1,576
Total lease liabilities	$12,670	$12,506

(1)	Reported within accrued liabilities on the balance sheet

Other information related to the Company's leases consists of the following:

	December 31,	December 31,
	2024	2023
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,209	$143
Finance leases	$1,842	$2,169

	As of December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (years)	4.8	5.7
Weighted-average discount rate - operating leases	5.65%	5.17%
Weighted-average remaining lease term - financing leases (years)	3.1	3.4
Weighted-average discount rate - financing leases	6.64%	6.48%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

The following table illustrates the Company's future minimum rental payments for non-cancelable leases as of December 31, 2024:

Year	Operating	Finance
2025	$2,487	$1,293
2026	2,299	1,176
2027	2,449	833
2028	1,158	302
2029	1,159	-
Years thereafter	1,379	-
Total lease payments	10,931	3,604
Less: Imputed interest	1,520	345
Present value of lease liabilities	$9,411	$3,259

Note 18. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2024, net of forfeitures, there were 381,717 Restricted Stock Units (“RSUs”), 125,213 options and 75,059 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 808,063 shares available for future grant under the 2021 Plan.

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

Stock option activity for the 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2022	683,214	$29.74	$9.24

Granted	77,519	20.71	6.45
Exercised	(33,851)	13.30	4.24
Forfeited	(69,931)	27.51	9.11
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Granted	54,289	27.19	9.21
Exercised	(132,572)	21.36	6.97
Forfeited	(42,878)	38.11	11.94
Outstanding, December 31, 2024	535,790	$30.69	$9.51

Under the 2015 and 2021 Plans, the total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022, was $2.6 million, $0.3 million, and $0.7 million, respectively.

At December 31, 2024, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions for options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2017	2018	2019	2020	2021
Number of options granted	40,000	93,819	98,100	155,780	155,000	100,000
Options outstanding at December 31, 2024	20,000	30,969	49,267	100,147	62,207	68,900
Number exercisable at December 31, 2024	20,000	30,969	49,267	100,147	62,207	68,900
Exercise price	$13.00	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	2.12	2.38	3.19	4.22	5.22	6.14
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	27.44%	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions for options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,	March 11,
	2021	2022	2022	2023	2024
Number of options granted	7,500	100,000	14,827	77,519	54,289
Options outstanding at December 31, 2024	7,500	58,719	6,273	77,519	54,289
Number exercisable at December 31, 2024	7,500	38,744	4,203	77,519	54,289
Exercise price	$45.05	$30.46	$31.39	$20.71	$27.19
Remaining lives	6.38	7.21	7.33	8.37	9.20
Risk free interest rate	0.84%	2.10%	2.92%	3.41%	4.06%
Expected volatility	31.50%	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	6.000	5.186	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45	$9.21

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.5 million, $0.7 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the options have been fully expensed with zero remaining.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. At December 31, 2024, there are 372,218 PRSUs outstanding.

The following table outlines the PRSUs granted and outstanding as of December 31, 2024.

	March 18,	February 18,	March 14,	May 4,	March 1,	April 1,
	2020	2021	2022	2023	2024	2024
Number of PRSUs granted	94,000	100,000	49,996	133,578	111,321	8,242
PRSUs outstanding at December 31, 2024	70,910	69,190	33,049	93,313	97,514	8,242
Fair value as of grant date	$14.85	$51.75	$30.46	$22.25	$26.52	$29.12
Remaining lives	-	1.00	2.00	1.00	2.00	2.00

The Company recorded compensation expense related to the PRSUs of approximately $3.4 million, $3.0 million and $2.9 million in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2024, is $2.7 million, which will be expensed over the service period based on the probability of achieving the performance condition.

RSUs are stock units subject to service-based vesting conditions over one to five years. At December 31, 2024, there are 222,007 RSUs outstanding.

The following table outlines the RSUs granted and outstanding as of December 31, 2024.

	March 14,	March 14,	April 29,	May 5,	March 1,	April 1,	May 8,
	2022	2022	2022	2023	2024	2024	2024
Number of RSUs granted	50,004	28,726	4,522	130,873	105,257	5,495	16,905
RSUs outstanding at December 31, 2024	32,091	9,481	1,913	69,114	87,008	5,495	16,905
Fair value as of grant date	$30.46	$30.46	$31.39	$22.25	$26.52	$29.12	$33.13
Remaining lives	2.00	-	2.00	1.25	2.25	2.25	0.25

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $3.3 million, $2.9 millionand $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total unrecognized compensation expense related to RSUs at December 31, 2024, is $2.2 million, which will be expensed over 1.9 years.

Note 19. Contingencies

On October 9, 2020, a purported stockholder of Turning Point Brands, Inc., Paul-Emile Berteau, filed a complaint in the Delaware Court of Chancery relating to the merger of Standard Diversified, Inc. (“SDI”) with a TPB subsidiary (“Merger Sub”) pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2020, by and among TPB, SDI and Merger Sub. The parties attended a mediation in late November 2022 where a settlement was reached. On December 12, 2023, the Court approved the settlement and dismissed the action with prejudice. As of December 31, 2023, the Company recorded a $4.0 million receivable in other current assets, and a corresponding gain on settlement in other income on its Consolidated Statement of Income for the year ended December 31, 2023. These funds were received in January 2024.

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and, if such a claim were brought against the Company, could have a material adverse effect on our business and results of operations.

The CDS segment has several subsidiaries engaged in making, distributing, and selling liquid nicotine products. As a result of the overall publicity and controversy surrounding the industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. We expect that our subsidiaries will be subject to some such cases and investigative requests. To the extent that litigation becomes necessary, we believe that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed products.

The probable losses, if any, associated with any such lawsuits are not currently reasonably estimable and therefore are not accrued.

Note 20. Earnings Per Share

The Company calculates earnings per share using the treasury stock method for its options and non-vested restricted stock units, and the if-converted method for its Convertible Senior Notes.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	December 31, 2024			December 31, 2023			December 31, 2022
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS:
Numerator
Income from continuing operations less non-controlling interest	$47,326		$2.67	$38,747		$2.20	$31,570		$1.76
Loss from discontinued operations, net of tax	(7,517)		(0.43)	(285)		(0.01)	(19,929)		(1.11)
Net income attributable to Turning Point Brands, Inc.	$39,809		$2.24	$38,462		$2.19	$11,641		$0.65

Denominator
Weighted average		17,734,239			17,578,270			17,899,794

Diluted EPS:
Numerator
Income from continuing operations less non-controlling interest	$47,326			$38,747			$31,570
Interest expense related to Convertible Senior Notes, net of tax	1,597			2,667			-
Diluted income from continuing operations	$48,923		$2.53	$41,414		$2.02	$31,570		$1.75
Loss from discontinued operations, net of tax	(7,517)		(0.39)	(285)		(0.01)	(19,929)		(1.11)
Diluted net income	$41,406		$2.14	$41,129		$2.01	$11,641		$0.64

Denominator
Basic weighted average		17,734,239			17,578,270			17,899,794
Convertible Senior Notes (1)		1,192,597			2,533,201			-
Stock options and restricted stock units (2)		435,970			355,935			155,221
		19,362,806			20,467,406			18,055,015

(1)

For 2022, the effect of 3,208,172 shares issuable upon conversion of the Convertible Senior Notes were excluded from the diluted net income per share calculation because the effect would have been antidilutive.

(2)	There were 0.2 million, 0.2 million and 0.2 million outstanding stock options not included in the computation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, respectively, because the effect would have been antidilutive.

Note 21. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has two reportable segments, Zig-Zag products and Stoker’s products. The Zig-Zag products segment markets and distributes (a) rolling papers, tubes, and related products; (b) finished cigars and MYO cigar wraps; and (c) lighters and other accessories. The Stoker’s products segment (a) manufactures and markets moist snuff, (b) contracts for and markets loose-leaf chewing tobacco products, and (c) FRE, its modern oral product. The Company's products are distributed primarily through wholesale distributors in the U.S. and Canada. Corporate unallocated includes the costs and assets of the Company not assigned to one of the two reportable segments and includes corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services such as audit, external legal costs and information technology services, as well as costs related to the FDA premarket tobacco product application. The Company had one customer that accounted for 10.2% of net sales in 2024, of which 54% was in the Stoker's product segment and 46% was in the Zig-Zag products segment. The Company had no customer that accounted for more than 10% of net sales in 2023, or 2022.

The Company’s CODM is its President and Chief Executive Officer and uses segment operating income as the measure of earnings to evaluate the performance of each segment and to make decisions about allocating resources, including employees, property, plant and equipment, as well as financial and capital resources. On a quarterly basis, the CODM reviews segment operating income budget-to-actual variances to assess segment performance and make resource allocation decisions. For both reportable segments, cost of sales is the significant segment expense that is regularly provided to the CODM.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the two reportable segments in the ordinary course of operations.

The tables below present financial information about reportable segments:

	For the years ended December 31,
	2024	2023	2022

Net sales
Zig-Zag products	$192,394	$180,455	$190,403
Stoker’s products	168,266	144,609	130,826
Total	$360,660	$325,064	$321,229

Cost of sales
Zig-Zag products	$85,809	$79,400	$83,827
Stoker’s products	73,286	62,722	59,572
Total	$159,095	$142,122	$143,399

Gross profit
Zig-Zag products	$106,585	$101,055	$106,576
Stoker’s products	94,980	81,887	71,254
Total	$201,565	$182,942	$177,830

Other segment items (1)
Zig-Zag products	$39,888	$32,775	$33,234
Stoker’s products	26,708	19,679	17,923
Total	$66,596	$52,454	$51,157

Operating income (loss)
Zig-Zag products	$66,697	$68,280	$73,342
Stoker’s products	68,272	62,208	53,331
Total segment operating income	134,969	130,488	126,673
Corporate unallocated (2)(3)	(54,137)	(47,528)	(52,665)
Total	$80,832	$82,960	$74,008

Interest expense, net	13,983	14,645	19,524
Investment loss	1,893	11,914	13,303
Other income	-	(4,000)	-
Gain on extinguishment of debt	-	(1,664)	(885)

Income from continuing operations before income taxes	$64,956	$62,065	$42,066

Capital expenditures
Zig-Zag products	$2,342	$1,112	$4,641
Stoker’s products	2,271	4,595	3,044
Total	$4,613	$5,707	$7,685

Depreciation and amortization
Zig-Zag products	$1,469	$1,077	$412
Stoker’s products	4,193	3,041	2,972
Total	$5,662	$4,118	$3,384

(1)	Includes primarily selling and marketing costs
(2)	Includes corporate costs that are not allocated to any of the three reportable segments
(3) Includes costs related to PMTA of $3.6 million, $2.1 million and $4.6 million in 2024, 2023, and 2022, respectively.

	December 31,	December 31,
	2024	2023
Assets
Zig-Zag products	$224,052	$177,135
Stoker’s products	197,038	175,013
Assets held for sale	15,329	26,998
Corporate unallocated (1)	56,934	190,223
Total	$493,353	$569,369

(1)	Includes assets not assigned to the two reportable segments. All goodwill has been allocated to the reportable segments.

Net Sales:  Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the years ended December 31,
	2024	2023	2022
Domestic	$330,690	$294,296	$288,874
Foreign	29,970	30,768	32,355
Total	$360,660	$325,064	$321,229

Note 22. Dividends and Share Repurchase

The Company currently pays a quarterly cash dividend. Dividends are considered restricted payments under the Senior Secured Notes Indenture. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of restricted, quarterly dividends during a fiscal year. During the years ended December 31, 2024, 2023 and 2022, the Company paid cash dividends of $0.28 per common share for $4.9 million, $0.26 per common share for $4.5 million and $0.24 per common share for $4.3 million, respectively.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022. On November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. The total number of shares repurchased for the year ended December 31, 2024 was 154,945 shares for a total cost of $5.1 million and an average price per share of $32.60. As of December 31, 2024, $100.0 million remains available for share repurchases under the program. There were no shares repurchased for the year ended  December 31, 2023. The Company repurchased 1,021,052 shares for a total cost of $29.2 million for the year ended December 31, 2022.

Note 23. Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results:

(Per-share amounts in dollars)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$83,064	$75,549	$93,225	$82,778	$90,704	$83,670	$93,667	$83,067
Gross profit	$48,354	$41,855	$50,398	$46,390	$50,395	$47,317	$52,418	$47,380
Operating income	$19,270	$17,581	$22,872	$20,085	$20,805	$20,697	$17,885	$24,597
Income from continuing operations	$12,181	$7,147	$12,961	$9,363	$12,525	$11,211	$10,360	$10,345
(Loss) Income from discontinued operations, net of tax	$(2)	$195	$(41)	$345	$(165)	$(345)	$(7,309)	$(480)
Net income	$12,179	$7,342	$12,920	$9,708	$12,360	$10,866	$3,051	$9,865
Net income (loss) attributable to non-controlling interests	$169	$(255)	$(87)	$(217)	$(16)	$35	$635	$(244)
Net Income attributable to Turning Point Brands, Inc.	$12,010	$7,597	$13,007	$9,925	$12,376	$10,831	$2,416	$10,109

Net Earnings per share
Basic
Continuing operations	$0.68	$0.42	$0.74	$0.54	$0.71	$0.64	$0.55	$0.60
Discontinued operations	(0.00)	0.01	(0.00)	0.02	(0.01)	(0.02)	(0.41)	(0.03)
Basic earnings per share	$0.68	$0.43	$0.74	$0.56	$0.70	$0.62	$0.14	$0.57

Diluted
Continuing operations	$0.63	$0.40	$0.68	$0.51	$0.69	$0.59	$0.53	$0.56
Discontinued operations	(0.00)	0.01	(0.00)	0.02	(0.01)	(0.01)	(0.40)	(0.03)
Diluted earnings per share	$0.63	$0.41	$0.68	$0.53	$0.68	$0.58	$0.13	$0.53

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

Note 24. Subsequent Events

Contribution of Creative Distribution Solutions

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (“SBB”), the subsidiary that owns and operates the Company’s Creative Distribution Solutions (“CDS”) segment, to General Wireless Operations, Inc. (“GWO”) in exchange for a 49% equity interest in GWO. GWO is a joint venture between the Company and Standard General, LP entered into in December 2018. Under certain circumstances the Company has the right to redeem the contribution of SSB from GWO at fair market value.  In addition, the Company received an option with a 15-year term to purchase the remaining 51% of GWO at an exercise price initially set at $22.0 million, which decreases over time based on certain tax sharing payments to GWO.  The Company will provide certain transition services to GWO in connection with the operation of SBB on an arm’s length basis. The Company determined that, upon completion of the SBB exchange transaction, it will not have a controlling financial interest in GWO and, as a result, will deconsolidate SBB on January 2, 2025, and account for its interest in GWO under the equity method of accounting.

2032 Notes

On February 19, 2025, the Company entered into an indenture relating to the issuance and sale of $300.0 million aggregate principal amount of its 7.625% Senior Secured Notes due 2032 (the “2032 Notes”), by and among the Company, the guarantors party thereto and GLAS Trust Company LLC, as trustee and notes collateral agent. Obligations under the 2032 Notes are guaranteed by the Company’s current wholly-owned domestic restricted subsidiaries that guaranteed its 2026 Notes. The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Proceeds from the offering were approximately $294.0 million and were used to redeem the 2026 Notes and for general corporate purposes.

2026 Notes

On February 20, 2025 (the “Redemption Date”), the Company used a portion of the proceeds from the issuance and sale of the 2032 Notes to redeem all $250.0 million of its outstanding 2026 Notes at a redemption price equal to 100% of the aggregate principal amount of the 2026 Notes, plus accrued and unpaid interest thereon to, but excluding the Redemption Date. Upon redemption of the 2026 Notes, the indenture governing the 2026 Notes was satisfied and discharged in accordance with its terms.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Previously Disclosed Material Weakness Related to IT Controls

As previously reported in the 10K filing for year-end December 31, 2023, the Company did not design and maintain effective internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain individuals with IT expertise and inherent system limitations. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Disclosure Controls and Procedures

As of December 31, 2024, the Company’s management, with participation of the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, solely due to the previously disclosed material weaknesses related to ITGCs in the areas of user access and program change-management over certain IT systems that support the Company’s financial reporting processes. No financial restatements were made as a result of this material weakness.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2024. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by the management that is responsible for their preparation, integrity, and fair presentation and reviewed by the Audit Committee of the Board of Directors. The statements have been prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions over the normal and routine course of business, the effectiveness of an internal control system may vary over time.

With the oversight of the Audit Committee of the Board of Directors, and under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the standardized framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO ICIF”).

According to this standard, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO ICIF, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, which was previously reported. The material weakness did not require a financial restatement.

Internal Controls Related to Information Technology and User Access

While we designed and implemented internal controls related to our ITGCs in the areas of user access and program change-management over certain IT systems that support the Company’s financial reporting processes, we did not maintain those controls for a sufficient period of time to effectively demonstrate the operating effectiveness of those ITGCs. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of ITGCs overly dependent upon knowledge and actions of certain individuals with IT expertise and inherent system limitations creating segregation of duties risks for most of the fiscal year.

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

Remediation Plan

In 2024, we have been engaged in the implementation of a new enterprise resource planning (“ERP”) system, which is part of the remediation efforts for our material weakness in internal controls over financial reporting identified. This ERP system will replace our operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business.

While we have taken meaningful steps to improve our internal controls, full remediation of the previously identified material weakness was not realized as of December 31, 2024. We anticipate that the remediation will be complete by the end of fiscal year 2025, as at that time the referenced controls will have been in place for a sufficient period of time to demonstrate operating effectiveness.

The Company implemented the following remediation control activities in 2024:

●

Enhanced policies and procedures to improve our overall control environment, including processes for reporting deficiencies to those parties responsible for taking corrective action, such as senior management and the Board of Directors, as appropriate.

●

Recruited key positions within our technology, accounting, and other support functions with appropriate qualified experience to 1) enhance our risk assessment processes and internal control activities; 2) allow for additional segregation of duties and improved change management; and 3) provide appropriate oversight and reviews.

●

Provided training and education programs for personnel responsible for the performance of key IT controls and business processes throughout the Company to facilitate their understanding of the risks being addressed by the controls they are performing, as well as educate them in the documentation requirements of the internal control framework.

●

Made investments in our technology platforms and associated monitoring tools, in order to provide better reporting capabilities and allow for transparency as to the changes made by users with privileged access. We also implemented monitoring controls utilizing these tools to validate that activities performed by those accounts were authorized and appropriate.

●	Modified and restricted access to key system privileges to minimize segregation of duties risks within the Company and its IT systems.
●	Made significant progress in enhancements to the business process control environment to address the noted design deficiencies.
●	Increased resource allocations to further support the internal controls compliance program.

While we have put forth significant resources and effort in our remediation activities described above, ongoing and additional activities are required to fully remediate our material weaknesses. Our ongoing efforts include:

●	Anticipated completion of the implementation of the new ERP system in the first half of 2025 providing an enhanced control environment.
●

Continue to utilize third-party consultants specialized in ITGC’s, internal audit, risk management and compliance functions. Their expertise will help us to continually assess risk and design and implement appropriate controls to address said risks.

●	Continuing to implement and enhance ITGCs and related policies.
●	Continuing to configure system access and new tools, such as monitoring software, to allow us to better report upon and evaluate software modifications, data changes, and other relevant IT changes.
●

Providing additional training for control owners and reviewers with specific focus on understanding the risks being addressed by the controls they are performing, as well as requirements for sufficient documentation and evidence in the execution of the controls.

●	Continuing to enhance our reporting process related to the remediation measures to the Audit Committee of the Board of Directors.

Upon the completion of the steps above, we believe that these actions will remediate the material weakness. However, the material weakness will not be considered fully remediated until the applicable controls have been in place for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Role of the Audit Committee in Material Weakness Remediation

The Audit Committee of the Board of Directors is actively overseeing the remediation of the material weaknesses. Working closely with management, as well as with the Company’s internal audit, finance teams, and independent auditors, the Audit Committee has and will continue to monitor and evaluate the effectiveness of the remediation throughout the fiscal year ending December 31, 2025. Regular updates on progress have been and will continue to be provided to the Board of Directors, with the Audit Committee ensuring management’s testing of the remediated controls is completed as soon as practicable

Changes in Internal Controls over Financial Reporting

Other than in connection with aspects of our remediation plan, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

We have adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Securities Trading Policy, as currently in effect, is filed as Exhibit19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Information

(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements or notes in Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits – See (b) below

b)	Exhibits Index to Exhibits

Index to Exhibits

Exhibit No.	Description

1	At Market Issuance Sales Agreement, dated December 13, 2024, by and among Turning Point Brands, Inc., B. Riley Securities, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2024).

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

4.2	Description of Securities. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).

4.3	Indenture dated as of February 19, 2025, between Turning Point Brands, Inc. and GLAS Trust Company LLC (including the form of Note as Exhibit A thereto).*

10.1

Turning Point Brands, Inc. 2021 Equity Incentive Plan, dated as of March 22, 2021 (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed with the Commission on March 25, 2021). †

10.2

Turning Point Brands, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-207816) filed on November 5, 2015). †

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

10.33	Employment Agreement by and between the Company and Andrew Flynn, dated as of March 6, 2024.†*

10.34	Pledge and Security Agreement, dated as of February 19, 2025, by and among the Company, the other grantors party thereto and GLAS Trust Company LLC, as collateral agent.*

10.35	Patent Security Agreement, dated as of February 19, 2025, by and among the grantors party thereto and GLAS Trust Company LLC.*

19.1	Securities Trading Policy.*

21	Subsidiaries of Turning Point Brands, Inc.*

23	Consent of RSM US LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Clawback policy of Turning Point Brands, Inc. (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2024).

101

XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2024, 2023, and 2022, formatted in Inline XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholder’s equity (deficit), (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*         Filed herewith

†         Compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 6, 2025.

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

	Signature	Title	Date

By:	/s/ Graham Purdy	Director, Chief Executive Officer	March 6, 2025
Graham Purdy

By:	/s/ Andrew Flynn	Chief Financial Officer	March 6, 2025
Andrew Flynn

By:	/s/ Brian Wigginton	Chief Accounting Officer	March 6, 2025
Brian Wigginton

By:	/s/ David Glazek	Executive Chair of the Board	March 6, 2025
David Glazek

By:	/s/ Gregory H. A. Baxter	Director	March 6, 2025
Gregory H. A. Baxter

By:	/s/ John Catsimatidis	Director	March 6, 2025
John Catsimatidis

By:	/s/ H. C. Charles Diao	Director	March 6, 2025
H. C. Charles Diao

By:	/s/ Ashley Davis Frushone	Director	March 6, 2025
Ashley Davis Frushone

By:	/s/ Rohith Reddy	Director	March 6, 2025
Rohith Reddy

By:	/s/ Stephen Usher	Director	March 6, 2025
Stephen Usher

By:	/s/ Lawrence S. Wexler	Director	March 6, 2025
Lawrence S. Wexler