Form 10-Q
period 2025-03-31
Turning Point Brands, Inc.
filed 2025-05-07
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

At May 1, 2025, there were 17,900,955 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers and in anticipating and responding to changes in consumer preferences and purchase behavior;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources and the damage caused by illicit products to our brand equity;
●	contamination of our tobacco supply or products;
●	uncertainty and continued evolution of the markets for our products;
●	complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
●	recalls of our products;
●	substantial and increasing regulation and changes in U.S. Food and Drug Administration (“FDA”) enforcement priorities;
●	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
●	many of our products contain nicotine, which is considered to be a highly addictive substance;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	possible significant increases in federal, state and local municipal tobacco- and nicotine-related taxes;
●	our products are marketed pursuant to a policy of FDA enforcement priorities which could change, and our products could become subject to increased regulatory burdens by the FDA;
●	our products are subject to developing and unpredictable regulation, such as court actions that impact obligations;
●	increase in the taxation of our products could adversely affect our business;
●	sensitivity of end-customers to increased sales taxes and economic conditions, including as a result of inflation and other declines in purchasing power;
●	possible increasing international control and regulation;
●	failure to comply with environmental, health and safety regulations;
●	imposition of significant tariffs on imports into the U.S.;

●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	significant product liability litigation;
●	our amount of indebtedness;
●	our credit rating and ability to access well-functioning capital markets;
●	the terms of our indebtedness, which may restrict our current and future operations;
●	our ability to establish and maintain effective internal controls over financial reporting;
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

●	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;
●	our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics or pandemics, political upheavals, or natural disasters;
●	adverse impact of climate change and legal and regulatory requirements related to climate change and environmental sustainability;
●	our reliance on information technology;
●	cybersecurity and privacy breaches, including due to artificial intelligence;
●	failure to manage our growth;
●	failure to successfully identify, negotiate and complete suitable acquisition opportunities, integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
●	fluctuations in our results;
●	exchange rate fluctuations;
●	adverse U.S. and global economic conditions;
●	departure of key management personnel or our inability to attract and retain talent;
●	infringement on or misappropriation of our intellectual property;
●	third-party claims that we infringe on their intellectual property; and
●	impairment of intangible assets, including trademarks and goodwill.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	(unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$99,640	$46,158
Accounts receivable, net of allowances of $75 in 2025 and $66 in 2024	14,861	9,624
Inventories, net	104,440	96,253
Current assets held for sale	-	11,470
Other current assets	40,072	34,700
Total current assets	259,013	198,205
Property, plant, and equipment, net	27,659	26,337
Deferred tax assets, net	-	995
Right of use assets	10,788	11,610
Deferred financing costs, net	1,662	1,823
Goodwill	135,780	135,932
Other intangible assets, net	64,939	65,254
Master Settlement Agreement (MSA) escrow deposits	29,317	28,676
Noncurrent assets held for sale	-	3,859
Other assets	35,394	20,662
Total assets	$564,552	$493,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,007	$11,675
Accrued liabilities	31,596	31,096
Current liabilities held for sale	-	2,049
Total current liabilities	58,603	44,820
Deferred tax liabilities, net	885	-
Notes payable and long-term debt	293,062	248,604
Lease liabilities	8,565	9,549
Total liabilities	$361,115	$302,973

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,366,910 issued shares and 17,895,505 outstanding shares at March 31, 2025, and 20,200,886 issued shares and 17,729,481 outstanding shares at December 31, 2024	204	202
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	124,811	126,662
Cost of repurchased common stock (2,471,405 shares at March 31, 2025 and December 31, 2024)	(83,144)	(83,144)
Accumulated other comprehensive loss	(2,363)	(2,903)
Accumulated earnings	160,182	147,164
Non-controlling interest	3,747	2,399
Total stockholders’ equity	203,437	190,380
Total liabilities and stockholders’ equity	$564,552	$493,353

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Income

(dollars in thousands except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$106,436	$83,064
Cost of sales	46,826	34,710
Gross profit	59,610	48,354
Selling, general, and administrative expenses	36,421	29,084
Operating income	23,189	19,270
Interest expense, net	4,414	3,479
Investment gain	(291)	(119)
Loss on extinguishment of debt	1,235	-
Income from continuing operations before income taxes	17,831	15,910
Income tax expense	2,040	3,729
Income from continuing operations	15,791	12,181
Loss from discontinued operations, net of tax	-	(2)
Consolidated net income	15,791	12,179
Net income attributable to non-controlling interest	1,396	169
Net income attributable to Turning Point Brands, Inc.	$14,395	$12,010

Basic income per common share:
Continuing operations	$0.81	$0.68
Discontinued operations	-	-
Basic earnings per share	$0.81	$0.68
Diluted income per common share:
Continuing operations	$0.79	$0.63
Discontinued operations	-	-
Diluted earnings per share	$0.79	$0.63
Weighted average common shares outstanding:
Basic	17,795,243	17,654,684
Diluted	18,249,306	20,170,314

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Consolidated net income	$15,791	$12,179

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $146 in 2025 and $15 in 2024	495	(242)
Foreign currency translation, net of tax of $0 in 2025 and 2024	(44)	13
Unrealized gain (loss) on derivative instruments, net of tax of $18 in 2025 and $57 in 2024	62	(185)
Unrealized (loss) gain on investments, net of tax of $0 in 2025 and 2024	(21)	6
	492	(408)

Consolidated comprehensive income	16,283	11,771
Comprehensive income attributable to non-controlling interest	1,396	169
Comprehensive income attributable to Turning Point Brands, Inc.	$14,887	$11,602

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$15,791	$12,179
Loss from discontinued operations, net of tax	-	2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1,235	-
Loss on sale of property, plant, and equipment	40	1
Depreciation and other amortization expense	1,309	848
Amortization of other intangible assets	307	305
Amortization of deferred financing costs	448	696
Deferred income tax expense	1,716	114
Stock compensation expense	1,664	2,062
Noncash lease income	(380)	(42)
Loss on MSA investments	-	6
Changes in operating assets and liabilities:
Accounts receivable	(5,539)	1,846
Inventories	(8,310)	(7,488)
Other current assets	(5,399)	1,050
Other assets	(1,418)	(270)
Accounts payable	15,433	10,800
Accrued liabilities and other	512	(2,933)
Operating cash flows from continuing operations	17,409	19,176
Operating cash flows from discontinued operations	-	3,463
Net cash provided by operating activities	$17,409	$22,639

Cash flows from investing activities:
Capital expenditures	$(2,185)	$(366)
Payment for equity investments	(2,783)
Purchases of investments	(714)	(7,119)
Proceeds from sale of investments	500	-
Purchases of non-marketable equity investments	-	(500)
MSA escrow deposits, net	(48)	(1)
Investing cash flows from continuing operations	(5,230)	(7,986)
Investing cash flows from discontinued operations	-	-
Net cash used in investing activities	$(5,230)	$(7,986)

Cash flows from financing activities:
Redemption of 2026 Notes	$(250,000)	$-
Proceeds from 2032 Notes	300,000	-
Payment of dividends	(1,385)	(1,149)
Payment of financing costs	(6,582)	-
Exercise of options	973	3
Redemption of options	(33)	-
Redemption of restricted stock units	(1,828)	(136)
Redemption of performance based restricted stock units	(2,625)	(1,212)
Common stock repurchased	-	(2,079)
Financing cash flows from continuing operations	38,520	(4,573)
Financing cash flows from discontinued operations	-	-
Net cash provided by (used in) financing activities	$38,520	$(4,573)

Net increase in cash	$50,699	$10,080
Effect of foreign currency translation on cash	$(48)	$(58)

Cash, beginning of period:
Unrestricted	$48,941	$117,886
Restricted	1,961	4,929
Total cash at beginning of period	$50,902	$122,815

Cash, end of period:
Unrestricted	$99,640	$130,903
Restricted	1,913	1,934
Total cash at end of period	$101,553	$132,837

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$-	$10
Investment acquired in exchange for net assets held for sale	$10,496	$-

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,377	$1,261

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2025	17,729,481	$202	$126,662	$(83,144)	$(2,903)	$147,164	$2,399	$190,380

Unrealized gain on MSA investments, net of tax of $146	-	-	-	-	495	-	-	495
Unrealized gain on derivative instruments, net of tax of $18	-	-	-	-	62	-	-	62
Foreign currency translation, net of tax of $0	-	-	-	-	4	-	(48)	(44)
Unrealized loss on investments, net of tax of $0	-	-	-	-	(21)	-	-	(21)
Stock compensation expense	-	-	1,664	-	-	-	-	1,664
Exercise of options	25,104	-	973	-	-	-	-	973
Redemption of options	(572)	-	(33)	-	-	-	-	(33)
Issuance of performance based restricted stock units	118,482	1	(2)	-	-	-	-	(1)
Redemption of performance based restricted stock units	(37,327)	-	(2,625)	-	-	-	-	(2,625)
Issuance of restricted stock units	87,102	1	-	-	-	-	-	1
Redemption of restricted stock units	(26,765)	-	(1,828)	-	-	-	-	(1,828)
Dividends	-	-	-	-	-	(1,377)	-	(1,377)
Net income	-	-	-	-	-	14,395	1,396	15,791
Ending balance March 31, 2025	17,895,505	$204	$124,811	$(83,144)	$(2,363)	$160,182	$3,747	$203,437

Beginning balance January 1, 2024	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

Unrealized loss on MSA investments, net of tax of $15	-	-	-	-	(242)	-	-	(242)
Unrealized loss on derivative instruments, net of tax of $57	-	-	-	-	(185)	-	-	(185)
Foreign currency translation, net of tax of $0	-	-	-	-	21	-	(8)	13
Unrealized gain on investments, net of tax of $0	-	-	-	-	6	-	-	6
Stock compensation expense	-	-	2,062	-	-	-	-	2,062
Exercise of options	198	-	3	-	-	-	-	3
Redemption of options								-
Issuance of performance based restricted stock units	126,109	1	-	-	-	-	-	1
Redemption of performance based restricted stock units	(48,177)	-	(1,212)	-	-	-	-	(1,212)
Issuance of restricted stock units	21,697	-	-	-	-	-	-	-
Redemption of restricted stock units	(5,142)	-	(136)	-	-	-	-	(136)
Cost of repurchased common stock	(72,545)	-	-	(2,079)	-	-	-	(2,079)
Dividends	-	-	-	-	-	(1,261)	-	(1,261)
Net income	-	-	-	-	-	12,010	169	12,179
Ending balance March 31, 2024	17,627,817	$200	$119,792	$(80,172)	$(3,048)	$123,192	$1,191	$161,155

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Discontinued Operations

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (“SBB”), the subsidiary that owned and operated the Company’s former Creative Distribution Solutions (“CDS”) reportable segment, to General Wireless Operations, Inc. (“GWO”) in exchange for 49% of the issued and outstanding GWO common stock. GWO is a joint venture between the Company and Standard General, LP entered into in December 2018.

As of December 31, 2024, the assets and liabilities associated with the CDS segment have been classified as held for sale. Accordingly, the financial results of the CDS segment were classified as discontinued operations and reported separately for all periods presented herein. Following the discontinued operations classification, the Company has two reportable segments, which are reflected herein. Unless otherwise noted, disclosures in the notes to these consolidated financial statements relate solely to the Company's continuing operations, comprised of the Zig-Zag and Stoker’s segments. See Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations" for additional information regarding the CDS divestiture, including the assets and liabilities held for sale and the income or losses from discontinued operations.

Basis of Presentation

The accompanying unaudited, interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2024. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

Held for Sale and Discontinued Operations

The Company classifies assets and liabilities to be sold (the “disposal group”) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as Loss from discontinued operations, net of tax in the Consolidated Statements of Income for the prior periods commencing in the period in which the held for sale criteria are met. Loss from discontinued operations includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions. Loss from discontinued operations includes any gain or loss recognized upon disposition or from any adjustment of the carrying amount of the assets and liabilities of the discontinued operations to fair value less costs to sell while classified as held for sale.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general, and administrative expenses. Shipping costs incurred were approximately $7.4 million and $4.2 million for the three months ending March 31, 2025 and 2024, respectively.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In a number of states targeted flavor bans have been proposed or enacted legislatively or by the administrative process. Depending on the number and location of such bans, such legislation or regulation could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The U.S. Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around our products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. As of March 31, 2025, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $29.3 million. At December 31, 2024, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.7 million. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of March 31, 2025				As of December 31, 2024
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,913	$-	$-	$1,913	$1,961	$-	$-	$1,961
U.S. Governmental agency obligations (unrealized position < 12 months)	3,740	44	(8)	3,776	4,168	11	(48)	4,131
U.S. Governmental agency obligations (unrealized position > 12 months)	26,420	27	(2,819)	23,628	25,944	95	(3,455)	22,584
	$32,073	$71	$(2,827)	$29,317	$32,073	$106	$(3,503)	$28,676

As of
Maturities:	March 31, 2025
One to five years	$14,771
Five to ten years	13,434
Greater than ten years	1,955
Total	$30,160

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales	March 31,	December 31,
Year	2025	2024
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$32,073	$32,073

Recent accounting pronouncements

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

Note 3. Assets and Liabilities Held for Sale and Discontinued Operations

On  January 2, 2025, the Company contributed 100% of its interest in SBB, the subsidiary that owned and operated the Company’s former CDS segment, to GWO in exchange for 49% of the issued and outstanding GWO common stock on a fully-diluted basis. Under certain circumstances the Company has the right to redeem the contribution of SBB from GWO at fair market value. In addition, the Company received an option with a 15-year term to purchase the remaining 51% of GWO at an exercise price initially set at $22.0 million, which decreases over time based on certain tax sharing payments to Standard General, LP.

The assets and liabilities of the CDS business were classified as held for sale as of  December 31, 2024, and its financial results were classified as discontinued operations and reported separately for all periods presented herein. Upon meeting the criteria for held for sale classification in 2024, the Company recorded a non-cash charge of $8.8 million with an equivalent valuation allowance against net assets held for sale to reduce the carrying value of the disposal group to fair value. There was no additional loss upon completion of the sale in the first quarter of 2025. Fair value of the disposal group utilized inputs within Level 3 of the fair value hierarchy, and was determined using both a market and an income approach.

The following table summarizes the loss from discontinued operations included in the Consolidated Statements of Income for the three month ended March 31, 2024. The Company incurred no income or loss from discontinued operations for the three months ended March 31, 2025.

Three Months Ended
March 31, 2024
Net sales	$13,994
Cost of sales	10,435
Gross profit	3,559
Selling, general, and administrative expenses	2,992
Depreciation	96
Amortization of other intangible assets	474
Operating loss from discontinued operations before income taxes	(3)
Income tax benefit	(1)
Loss from discontinued operations	$(2)

A summary of the held for sale assets and liabilities included in the Consolidated Balance Sheets follows:

As of December 31, 2024
Current assets:
Cash	$2,783
Inventories, net	5,813
Other current assets	2,874
Current assets held for sale	11,470

Noncurrent assets:
Right of use assets	51
Other intangible assets, net	12,609
Allowance to adjust held for sale assets to fair value	(8,801)
Noncurrent assets held for sale	3,859
Total assets held for sale	$15,329

Current liabilities:
Accounts payable	$532
Accrued liabilities	1,517
Current liabilities held for sale	2,049
Total liabilities held for sale	$2,049

Note 4. Derivative Instruments

Foreign Currency

At March 31, 2025, the Company had foreign currency contracts outstanding for the purchase of €0.9 million and sale of €0.9 million. The foreign currency contracts’ fair value at March 31, 2025, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities. At December 31, 2024, the Company had foreign currency contracts outstanding for the purchase of €2.1 million and sale of €2.1 million. The foreign currency contracts’ fair value at December 31, 2024, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities.

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

Long-Term Debt

The Company's 2032 Notes bear interest at a rate of 7.625% per year. As of March 31, 2025, the fair value approximated $306.1 million, with a carrying value of $300.0 million.

The Company’s 2026 Notes were retired at par on February 20, 2025. As of December 31, 2024, the fair value of the 2026 Notes approximated $251.2 million, with a carrying value of $250.0 million.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 6. Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2025	2024
Raw materials and work in process	$7,595	$7,699
Leaf tobacco	46,765	35,622
Finished goods - Zig-Zag products	35,454	38,042
Finished goods - Stoker’s products	12,545	12,966
Other	2,081	1,924
Inventories, net	$104,440	$96,253

The valuation allowance to write inventory down to its net realizable value was $17.8 million as of March 31, 2025 and $17.6 million as of December 31, 2024.

In December 2023, a third-party warehouse in Tennessee used to store some of the Company’s leaf tobacco incurred significant tornado damage resulting in damage to the leaf tobacco. The leaf tobacco inventory is covered by the Company’s stock throughput insurance policy and the Company believes the inventory loss is probable of being fully recovered under the policy. As a result, the Company recorded a $15.2 million receivable related to its leaf tobacco inventory which is included in Other current assets on the consolidated balance sheets.

Note 7. Other Current Assets

Other current assets consist of:

	March 31,	December 31,
	2025	2024
Inventory deposits	$10,883	$5,981
Prepaid taxes	3,214	3,586
Insurance recovery receivable	15,181	15,181
Other	10,794	9,952
Total	$40,072	$34,700

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	March 31,	December 31,
	2025	2024
Land	$22	$22
Buildings and improvements	3,788	4,216
Leasehold improvements	7,983	7,983
Machinery and equipment	32,342	31,207
Furniture and fixtures	4,814	4,723
Gross property, plant and equipment	48,949	48,151
Accumulated depreciation	(21,290)	(21,814)
Property, plant and equipment, net	$27,659	$26,337

Note 9. Other Assets

Other assets consist of:

	March 31,	December 31,
	2025	2024
Non-marketable equity investments	$14,659	$1,231
Debt security investments	6,276	6,276
Capitalized software	8,331	7,409
Captive investments - available-for-sale marketable securities	5,724	5,487
Other	404	259
Total	$35,394	$20,662

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

In  December 2018, the Company acquired a minority interest in General Wireless Operations, Inc. ("GWO") from SG Gaming LLC for $0.4 million. GWO is a joint venture between the Company and Standard General, LP. On  January 2, 2025, the Company contributed 100% of its interest in SBB, the subsidiary that owned and operated the Company’s former CDS reportable segment, to GWO in exchange for a 49% equity interest. In connection with the transaction, the Company has the right to redeem the contribution of SBB from GWO at fair market value under certain circumstances. The Company also received a purchase option with a 15-year term to acquire the remaining 51% equity interest in GWO. The purchase option includes an initial exercise price of $22.0 million, which may decrease over time based on certain tax sharing payments to Standard General, LP. As a result of this transaction, the Company determined that it no longer has a controlling financial interest in SBB and, as a result, deconsolidated SBB on  January 2, 2025, and accounts for its interest in GWO under the equity method of accounting. On January 2, 2025, the Company contributed net assets valued at $13.3 million to GWO as part of the transaction. Fair value of the Company's interest in GWO was determined utilizing the market approach and the income approach in the form of the discount cash flow method.

In  July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”), with an additional $1.0 million invested in  July 2022. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in  July of each year. Accrued interest of $0.2 million, $0.3 million and $0.3 million was rolled into the convertible note in  July 2022, 2023 and 2024, respectively, resulting in a total investment of $9.8 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures  July 31, 2027. Interest and principal not paid to date are receivable at maturity, and Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three months ended March 31, 2025 and 2024. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of March 31, 2025. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in its Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the Old Pal investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. Based upon its fair value assessments, the Company determined the fair value of Old Pal to be $6.5 million and $6.4 million as of March 31, 2025 and December 31, 2024, respectively. The Company has recorded an accrued interest receivable of $0.2 million and $0.1 million at March 31, 2025 and December 31, 2024, respectively, in Other current assets on its Consolidated Balance Sheets.

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

The Company’s captive investments are summarized in the following table (excludes money market funds):

	As of March 31, 2025			As of December 31, 2024
		Gross	Estimated		Gross	Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Stocks	$1,658	$35	$1,693	$1,517	$9	$1,526
Exchange traded funds	1,754	(26)	1,728	1,189	(5)	1,184
Corporate bonds	1,918	28	1,946	2,383	50	2,433
Real estate investment trusts	351	6	357	343	1	344
Total	$5,681	$43	$5,724	$5,432	$55	$5,487

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
March 31, 2025
Due within one year	$1,765
Due in one to five years	181
Stocks, real estate investment trusts and exchange traded funds	3,778
Total investments at fair value	$5,724

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	March 31,	December 31,
	2025	2024
Accrued payroll and related items	$7,283	$9,564
Customer returns and allowances	7,621	5,160
Taxes payable	850	358
Lease liabilities	3,235	3,121
Accrued interest	2,877	5,473
Other	9,730	7,420
Total	$31,596	$31,096

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	March 31,	December 31,
	2025	2024
2032 Notes	$300,000	$-
2026 Notes	-	250,000
Gross notes payable and long-term debt	300,000	250,000
Less deferred finance charges	(6,938)	(1,396)
Notes payable and long-term debt	$293,062	$248,604

The components of interest expense, net consists of the following:

	Three Months Ended
	March 31,
	2025	2024
Interest expense	$5,680	$5,253
Interest income	(1,266)	(1,774)
Interest expense, net	$4,414	$3,479

2032 Notes

On  February 19, 2025, the Company entered into an indenture relating to the issuance and sale of $300.0 million aggregate principal amount of its 7.625% Senior Secured Notes due 2032 (the “2032 Notes”), by and among the Company, the guarantors party thereto and GLAS Trust Company LLC, as trustee and notes collateral agent. The 2032 Notes incur interest at a rate of 7.625%, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025.  Proceeds from the offering were approximately $293.0 million and were used to redeem the 2026 Notes (as defined below) and for general corporate purposes.

The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each existing and future wholly-owned domestic restricted subsidiary of the Company (collectively, the “Guarantors”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the existing and future assets of the Company and the Guarantors that do not secure the 2023 ABL, subject to certain exceptions. The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default.

The Company incurred debt issuance costs attributable to the 2032 Notes of $7.1 million which are amortized to interest expense using the straight-line method over the expected life of the 2032 Notes.

2026 Notes

On  February 11, 2021, the Company closed a private offering of $250.0 million aggregate principal amount of its 5.625% senior secured notes due 2026 (the “2026 Notes”). The 2026 Notes incurred interest at a rate of 5.625%, payable semi-annually in arrears on  February 15 and  August 15 of each year, commencing on  August 15, 2021. The Company used the proceeds from the offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs and expenses and (iii) for general corporate purposes.

Obligations under the 2026 Notes were guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries that guarantee any credit facility (as defined in the indenture governing the 2026 Notes or the “2026 Notes Indenture”) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The 2026 Notes and the related guarantees were secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. The Company was in compliance with all covenants under the 2026 Notes as of  December 31, 2024.

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

The Company incurred debt issuance costs attributable to the issuance of the 2026 Notes of $6.4 million, with the remaining $1.2 million written off to loss on debt extinguishment upon termination.

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

Amounts borrowed under the 2023 ABL Facility are subject to an interest rate margin per annum equal to (a) from and after the closing date until the last day of the first full fiscal quarter ended after the closing date, (i) 1.25% per annum, in the case base rate loans, and (ii) 2.25% per annum, in the case of revolving credit loans that are secured overnight financing rate (“SOFR”) loans, (b)(i) 2.25% per annum, in the case of LILO loans that are base rate loans, and (ii) 3.25% per annum, in the case of LILO loans that are SOFR loans, (c) on the first day of each fiscal quarter, the applicable interest rate margins will be determined from the pricing grid below based upon the historical excess availability for the most recent fiscal quarter ended immediately prior to the relevant date, as calculated by the Administrative Agent.

		Applicable Margin	Applicable Margin
Level	Historical Excess Availability	for SOFR Loans	for Base Rate Loans
I	Greater than or equal to 66.66%	1.75%	0.75%
II	Less than 66.66%, but greater than or equal to 33.33%	2.00%	1.00%
III	Less than 33.33%	2.25%	1.25%

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $62.2 million based on the borrowing base as of March 31, 2025.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Convertible Senior Notes

In  July 2019, the Company closed an offering of $172.5 million in aggregate principal amount of its 2.50% convertible senior notes due  July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes were senior unsecured obligations of the Company and the remaining outstanding balance of $118.5 million was retired with cash on  July 15, 2024 with no principal amounts remaining outstanding or held by third parties.

Note 12. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2025 and 2024 was 11.4% and 23.4%, respectively.  The effective tax rate for the three months ended March 31, 2025 includes permanent tax differences related to the Company's restricted stock units that were issued during the three months ended March 31, 2025.

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

Note 13. Share Incentive Plans

On  March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards  may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on  March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2025, net of forfeitures, there were 433,481 Restricted Stock Units (“RSUs”), 122,570 options and 107,978 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 726,023 shares available for future grant under the 2021 Plan.

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

Stock option activity for the 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Granted	54,289	27.19	9.21
Exercised	(132,572)	21.36	6.97
Forfeited	(42,878)	38.11	11.94
Outstanding, December 31, 2024	535,790	$30.69	$9.51

Exercised	(25,104)	38.77	12.27
Forfeited	(2,643)	36.11	10.88
Outstanding, March 31, 2025	508,043	$30.26	$9.36

Under the 2015 and 2021 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024, was $0.6 million, and $0.0 million, respectively.

At March 31, 2025, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2017	2018	2019	2020	2021
Number of options granted	40,000	93,819	98,100	155,780	155,000	100,000
Options outstanding at March 31, 2025	20,000	30,969	47,767	87,607	58,214	64,900
Number exercisable at March 31, 2025	20,000	30,969	47,767	87,607	58,214	64,900
Exercise price	$13.00	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	1.87	2.13	2.94	3.97	4.97	5.89
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	27.44%	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,	March 11,
	2021	2022	2022	2023	2024
Number of options granted	7,500	100,000	14,827	77,519	54,289
Options outstanding at March 31, 2025	7,500	53,005	6,273	77,519	54,289
Number exercisable at March 31, 2025	7,500	53,005	6,273	77,519	54,289
Exercise price	$45.05	$30.46	$31.39	$20.71	$27.19
Remaining lives	6.13	6.96	7.08	8.12	8.95
Risk free interest rate	0.84%	2.10%	2.92%	3.41%	4.06%
Expected volatility	31.50%	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	6.000	5.186	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45	$9.21

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.0 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there is no remaining compensation expense related to options.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of March 31, 2025, there are 286,655 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of March 31, 2025.

	February 18,	March 14,	May 4,	March 1,	April 1,	March 3,
	2021	2022	2023	2024	2024	2025
Number of PRSUs granted	100,000	49,996	133,578	111,321	8,242	41,137
PRSUs outstanding at March 31, 2025	69,190	21,745	69,972	78,017	6,594	41,137
Fair value as of grant date	$51.75	$30.46	$22.25	$26.52	$29.12	$70.34
Remaining lives	0.75	1.75	0.75	1.75	1.75	2.75

The Company recorded compensation expense related to the PRSUs of approximately $0.7 million and $0.9 million in the consolidated statements of income for the three months ended March 31, 2025 and 2024, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2025, is $4.3 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 186,669 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of March 31, 2025.

	March 14,	April 29,	May 5,	March 1,	April 1,	May 8,	March 3,	March 5,
	2022	2022	2023	2024	2024	2024	2025	2025
Number of RSUs granted	50,004	4,522	130,873	105,257	5,495	16,905	36,843	14,921
RSUs outstanding at March 31, 2025	21,113	1,263	34,564	57,433	3,627	16,905	36,843	14,921
Fair value as of grant date	$30.46	$31.39	$22.25	$26.52	$29.12	$33.13	$70.34	$67.02
Remaining lives	1.75	1.75	1.00	2.00	2.00	0.25	3.00	1.00

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $1.0 million and $0.9 million for the three months ended March 31, 2025 and 2024. Total unrecognized compensation expense related to RSUs at March 31, 2025, is $4.7 million, which will be expensed over 2.22 years.

Note 14. Contingencies

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and, if such a claim were brought against the Company, could have a material adverse effect on our business and results of operations. In addition to potential future claims related to our core tobacco products, we are subject to certain lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices sold by our former Creative Distribution Solutions business. The potential losses associated with any such lawsuits are not currently reasonably estimable and therefore are not accrued.

Note 15. Income Per Share

The Company calculates earnings per share using the treasury stock method for its options and non-vested restricted stock units, and the if-converted method for its Convertible Senior Notes.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2025			2024
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Income from continuing operations less non-controlling interest	$14,395		$0.81	$12,012		$0.68
Loss from discontinued operations, net of tax	-		-	(2)		-
Net income attributable to Turning Point Brands, Inc.	$14,395		$0.81	$12,010		$0.68

Denominator
Weighted average		17,795,243			17,654,684

Diluted EPS:
Numerator
Income from continuing operations less non-controlling interest	$14,395			$12,010
Interest expense related to Convertible Senior Notes, net of tax	-			731
Diluted income from continuing operations	$14,395		$0.79	$12,741		$0.63
Loss from discontinued operations, net of tax	-		-	(2)		-
Diluted net income	$14,395		$0.79	$12,739		$0.63

Denominator
Basic weighted average		17,795,243			17,654,684
Convertible Senior Notes		-			2,218,018
Stock options and restricted stock units (1)		454,063			297,612
		18,249,306			20,170,314

(1)

There were 0.0 million and 0.3 million outstanding stock options not included in the computation of diluted earnings per share in the three months ended March 31, 2025 and 2024, respectively, because the effect would have been antidilutive.

Note 16. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has two reportable segments, Zig-Zag products and Stoker’s products. The Zig-Zag products segment markets and distributes (i) rolling papers, tubes, and related products; (ii) finished cigars and MYO cigar wraps; and (iii) lighters and other accessories. The Stoker’s products segment (i) manufactures and markets moist snuff, (ii) contracts for and markets loose-leaf chewing tobacco products, and (iii) contracts for and markets its modern oral product. The Company's products are distributed primarily through wholesale distributors in the U.S. and Canada. Corporate unallocated includes the costs and assets of the Company not assigned to one of the two reportable segments and includes corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services such as audit, external legal costs and information technology services, as well as costs related to the FDA premarket tobacco product application.

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

The tables below present financial information about reportable segments:

	Three Months Ended
	March 31,
	2025	2024
Net sales
Zig-Zag products	$47,265	$46,697
Stoker’s products	59,171	36,367
Total	$106,436	$83,064

Cost of Sales
Zig-Zag products	$21,700	$19,158
Stoker’s products	25,126	15,552
Total	$46,826	$34,710

Gross profit
Zig-Zag products	$25,565	$27,539
Stoker’s products	34,045	20,815
Total	$59,610	$48,354

Other segment items (1)
Zig-Zag products	$8,635	$9,539
Stoker’s products	9,911	5,419
Total	$18,546	$14,958

Operating income (loss)
Zig-Zag products	$16,930	$18,000
Stoker’s products	24,134	15,396
Total segment operating income	$41,064	$33,396
Corporate unallocated (2)(3)	(17,875)	(14,126)
Total	$23,189	$19,270

Interest expense, net	4,414	3,479
Investment gain	(291)	(119)
Loss on extinguishment of debt	1,235	-

Income from continuing operations before income taxes	$17,831	$15,910

Capital expenditures
Zig-Zag products	$17	$166
Stoker’s products	2,168	200
Total	$2,185	$366

Depreciation and amortization
Zig-Zag products	$276	$274
Stoker’s products	1,340	903
Total	$1,616	$1,177

(1)	Includes primarily selling and marketing costs
(2)	Includes corporate costs that are not allocated to any of the two reportable segments
(3)	Includes costs related to PMTA of $1.6 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

	March 31,	December 31,
	2025	2024
Assets
Zig-Zag products	$223,656	$224,052
Stoker’s products	218,136	197,038
Assets held for sale	-	15,329
Corporate unallocated (1)	122,760	56,934
Total	$564,552	$493,353

(1)	Includes assets not assigned to the two reportable segments. All goodwill has been allocated to the reportable segments.

Net Sales: Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers:

	Three Months Ended
	March 31,
	2025	2024
Domestic	$100,488	$75,963
Foreign	5,948	7,101
Total	$106,436	$83,064

Note 17. Dividends and Share Repurchases

A dividend of $0.075 per common share was paid on April 11, 2025, to shareholders of record at the close of business on March 21, 2025.

The Company currently pays a quarterly cash dividend. Dividends are considered restricted payments under the 2032 Notes Indenture. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of restricted, quarterly dividends during a fiscal year.

On  February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On  October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on  February 24, 2022. On  November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. For the three months ended March 31, 2025 there were no shares repurchased under the share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial conditions and results of operations in conjunction with our consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements which are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2024, and as compared with the three months ended March 31, 2025.  The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”).

In this MD&A, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc., and its consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc., without any of its subsidiaries. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Turning Point Brands, Inc. is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited low-single-digit consumer unit annualized declines during the year ended December 31, 2024, as reported by Management Science Associates, Inc. (“MSAi”) a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® in the Zig-Zag products segment, and Stoker’s® along with FRE®, Beech-Nut® and Trophy® in the Stoker’s products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 900 distributors with an additional 600 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow through investing in organic growth, acquisitions and joint ventures across all product categories. Our products are available in approximately 200,000 U.S. retail locations which, with the addition of retail stores in Canada, brings our total North American retail presence to an estimated 220,000 points of distribution. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Discontinued Operations

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (“SBB”), the subsidiary that owned and operated the Company's former Creative Distribution Solutions (“CDS”) reportable segment, to General Wireless Operations, Inc. (“GWO”) in exchange for 49% of the issued and outstanding GWO common stock. GWO is a joint venture between the Company and Standard General, LP entered into in December 2018. CDS marketed and distributed liquid nicotine and ancillary products without tobacco and/or nicotine primarily through non-traditional retail and B2C online platforms, and included widely recognized names such as Vapor Beast® and VaporFi®.

Refer to Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of Part 1 in this Quarterly Report on Form 10-Q for further details regarding the CDS divestiture.

Products

We operate in two segments: Zig-Zag products and Stoker’s products segments. In our Zig-Zag products segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps; and (iii) lighters and other accessories.  In addition, we have a majority stake in Turning Point Brands Canada which is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. In our Stoker’s products segment, we (i) manufacture and market moist snuff tobacco (“MST”); (ii) contract for and market modern oral products; and (iii) contract for and market loose-leaf chewing tobacco products.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

●	Our ability to further penetrate markets with our existing products;
●	Our ability to introduce new products and product lines that complement our core business;
●	Decreasing interest in some tobacco products among consumers;
●	Price sensitivity in our end-markets;
●	Marketing and promotional initiatives, which cause variability in our results;
●	Cost related to increasing regulation of promotional and advertising activities;
●	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation and the interest rate environment;
●	Labor and production costs;
●	Cost of complying with regulation, including the “deeming regulation”, as well as the unpredictable nature of the regulatory regimes;
●	Changes to U.S. trade policies, including tariffs;
●	Counterfeit and other illegal products in our end-markets;
●	Currency fluctuations;
●	Our ability to identify attractive acquisition opportunities; and
●	Our ability to successfully integrate acquisitions.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Consolidated Financial Statements - Note 1 - Business and Basis of Presentation - Recent Accounting Pronouncements.”

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

(in thousands)	Three Months Ended March 31,
	2025	2024	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$47,265	$46,697	1.2%
Stoker’s products	59,171	36,367	62.7%
Total net sales	106,436	83,064	28.1%
Cost of sales	46,826	34,710	34.9%
Gross profit
Zig-Zag products	25,565	27,539	-7.2%
Stoker’s products	34,045	20,815	63.6%
Total gross profit	59,610	48,354	23.3%

Selling, general, and administrative expenses	36,421	29,084	25.2%

Operating income
Zig-Zag products	16,930	18,000	-5.9%
Stoker’s products	24,134	15,396	56.8%
Total segment operating income	41,064	33,396	23.0%
Corporate unallocated	(17,875)	(14,126)	26.5%
Total operating income	23,189	19,270	20.3%
Interest expense, net	4,414	3,479	26.9%
Investment gain	(291)	(119)	144.5%
Loss on extinguishment of debt	1,235	-	NM
Income from continuing operations before income taxes	17,831	15,910	12.1%
Income tax expense	2,040	3,729	-45.3%
Consolidated net income from continuing operations	15,791	12,181	29.6%
Net income attributable to non-controlling interest	1,396	169	726.0%
Net income from continuing operations attributable to Turning Point Brands, Inc.	$14,395	$12,012	19.8%

Comparison of the Three Months Ended March 31, 2025, to the Three Months Ended March 31, 2024

Net Sales: For the three months ended March 31, 2025, consolidated net sales increased $23.4 million, or 28.1% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the three months ended March 31, 2025, net sales in the Zig-Zag products segment increased $0.6 million, or 1.2% compared to the prior year period. The increase in net sales was driven primarily by $1.5 million of growth in our cigar products and $0.5 million of growth in our Canadian products partially offset by a decline of $0.8 million in U.S. papers and wraps and $0.5 million in the Clipper lighter business.

For the three months ended March 31, 2025, net sales in the Stoker’s products segment increased $22.8 million, or 62.7% compared to the prior year period. For the three months ended March 31, 2025, sales volume of Stoker’s products increased 55.1% compared to the prior year period, which contributed $20.0 million to the increase, and price/product mix increased 7.6% compared to the prior year period, which contributed $2.8 million to the increase. The increase in net sales was primarily driven by $20.0 million of sales in modern oral products and $2.4 million of growth of Stoker’s® MST.

Gross Profit:  For the three months ended March 31, 2025, consolidated gross profit increased $11.3 million, or 23.3% compared to the prior year period. Gross profit as a percentage of net sales decreased slightly to 56.0% for the three months ended March 31, 2025, compared to 58.2% for the three months ended March 31, 2024. The overall increase in gross profit was driven by increases in net sales.

For the three months ended March 31, 2025, gross profit in the Zig-Zag products segment increased $0.7 million and margins were flat on a sequential quarter basis. Compared to the first quarter of the prior year, gross profit decreased $2.0 million, or 7.2%. Gross profit as a percentage of net sales decreased to 54.1% of net sales for the three months ended March 31, 2025, from 59.0% of net sales for the three months ended March 31, 2024, driven primarily by a decrease in net sales of U.S. papers and wraps products, which generate higher margins, partially offset by higher net sales of cigar products which generate lower margins than other products in the segment.

For the three months ended March 31, 2025, gross profit in the Stoker’s products segment increased $13.2 million, or 63.6% compared to the prior year period. Gross profit as a percentage of net sales increased slightly to 57.5% of net sales for the three months ended March 31, 2025, from 57.2% of net sales for the three months ended March 31, 2024, primarily driven by increases in net sales of modern oral products.

Selling, General, and Administrative Expenses:  For the three months ended March 31, 2025, selling, general, and administrative expenses increased $7.3 million, or 25.2% compared to the prior year period, primarily due to increased shipping and selling costs related to the increase in modern oral sales in the quarter compared to the prior year period. Selling, general and administrative expenses in the three months ended March 31, 2025, included $1.7 million of stock options, restricted stock and incentives expense, $1.6 million of expense related to PMTA, $0.2 million of transaction costs and $0.2 million of expense related to the implementation of the new ERP and CRM systems. Selling, general and administrative expenses in the three months ended March 31, 2024, included $2.1 million of stock options, restricted stock and incentives expense, $1.3 million of expense related to corporate restructuring, $0.8 million of expense related to PMTA and $0.1 million of expense related to the new ERP and CRM systems.

Operating Income:  For the three months ended March 31, 2025, consolidated operating income increased $3.9 million, or 20.3% compared to the prior year period. Operating income as a percentage of net sales decreased to 21.8% of net sales for the three months ended March 31, 2025 from 23.2% of net sales for the three months ended March 31, 2024, primarily driven by decreased gross profit in the Zig-Zag products segment, partially offset by increased gross profit in the Stoker’s products segments.

For the three months ended March 31, 2025, operating income in the Zig-Zag products segment decreased $1.1 million, or 5.9% compared to the prior year period. Operating income as a percentage of net sales decreased to 35.8% of net sales for the three months ended March 31, 2025 from 38.5% of net sales for the three months ended March 31, 2024, primarily driven by lower gross profit in our Canadian products business, U.S. papers and cigar products, combined with higher operational costs.

For the three months ended March 31, 2025, operating income in the Stoker’s products segment increased $8.7 million, or 56.8% compared to the prior year period. Operating income as a percentage of net sales decreased to 40.8% of net sales for the three months ended March 31, 2025 from 42.3% of net sales for the three months ended March 31, 2024, primarily driven by higher net sales of modern oral products which represented a higher percentage of the segment’s sales compared to the prior year period at lower margins than other products in the segment, partially offset by Stoker’s MST net sales growth at higher margins.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the three months ended March 31, 2025, unallocated costs were $17.9 million compared to $14.1 million in the prior year period, an increase of $3.7 million or 26.5%, primarily driven by joint venture corporate related expenses.

Interest Expense, net:  For the three months ended March 31, 2025, interest expense, net increased $0.9 million compared to the prior year period as a result of the issuance of the 2032 Notes in February 2025 which bear interest at a higher rate and have a higher outstanding principal amount than the 2026 Notes which were repaid with proceeds from the issuance of the 2032 Notes.

Investment Gain:  For the three months ended March 31, 2025, investment gain increased $0.2 million compared the prior year period. The change is primarily the result of increased investment in GWO in February 2025.

Loss on Extinguishment of Debt: Loss on extinguishment of debt for the three months ended March 31, 2025 increased $1.2 million compared to the prior year period as a result of the redemption of the 2026 Notes in February 2025.

Income Tax Expense:  Our income tax expense of $2.0 million was 11.4% of income before income taxes for the three months ended March 31, 2025. Our effective income tax rate was 23.4% for the three months ended March 31, 2024. The decrease in tax rate compared to the prior year period is due to the inclusion of permanent tax differences related to the Company's restricted stock units that were issued in the quarter ended March 31, 2025.

Net Income Attributable to Non-Controlling Interest:  Net income attributable to non-controlling interest was $1.4 million and $0.2 million, respectively, for the three months ended March 31, 2025 and 2024.  The increase in non-controlling interest compared to the prior year period is due to the consolidation of a joint venture starting in December 2024.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended March 31, 2025 and 2024, was $14.4 million and $12.0 million, respectively.

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

	Three Months Ended
(in thousands)	March 31,
	2025	2024
Net income attributable to Turning Point Brands, Inc.	$14,395	$12,010
Add:
Interest expense, net	4,401	3,479
Loss on extinguishment of debt	1,235	-
Income tax expense	2,040	3,729
Depreciation expense	828	741
Amortization expense	822	412
EBITDA	$23,721	$20,371
Components of Adjusted EBITDA
Corporate restructuring (a)	-	1,261
ERP/CRM (b)	211	138
Stock based compensation (c)	1,664	2,062
Transactional expenses and strategic initiatives (d)	176	30
FDA PMTA (e)	1,591	841
Mark-to-market loss on Canadian inter-company note (f)	315	-
Adjusted EBITDA	$27,678	$24,703

(a)	Represents costs associated with corporate restructuring, including severance and early retirement.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, PRSUs, etc.
(d)	Represents the fees incurred for transaction expenses.
(e)

Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”). The PMTA regime requires the Company to submit an application to the FDA to receive marketing authorization to continue to sell certain of its product lines with continued sales permitted during the pendency of the applications. The application is a onetime resource-intensive process for each covered product line; however, due to the nature of the implementation process for those product lines already in the market, applications can take multiple years to complete rather than the typical one-time submission. The Company has only two product lines currently subject to the PMTA process, having utilized other regulatory pathway options available for our other product lines. The Company does not expect to submit additional PMTA applications for any new product lines after the submission for the remaining two are complete.

(f)	Represents a mark-to-market loss attributable to foreign exchange fluctuation.

Liquidity and Capital Resources

As of March 31, 2025, we have $99.6 million of cash on hand and have $62.2 million of availability under the 2023 ABL Facility. We have no borrowings outstanding under our ABL as of March 31, 2025. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our adjusted working capital, which we define as current assets less cash and current liabilities, decreased $6.5 million compared to the prior year end. Excluding assets and liabilities held for sale at December 31, 2024, our adjusted working capital increased $3.0 million for the quarter ended March 31, 2025. The increase in working capital is primarily the result of a $18.8 million increase in current assets, partially offset by an increase of $15.3 million in accounts payable. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

	March 31,	December 31,
(in thousands)	2025	2024

Current assets	$159,373	$152,047
Current liabilities	58,603	44,820
Adjusted working capital	$100,770	$107,227

Cash Flows from Continuing Operations

Our cash flows from continuing operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	Three Months Ended
	March 31,
Cash provided by (used in):	2025	2024
Operating activities	$17,409	$19,176
Investing activities	$(5,230)	$(7,986)
Financing activities	$38,520	$(4,573)

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash provided by operating activities was $17.4 million, a decrease of $1.8 million compared to the prior year period, primarily due to an unfavorable change in working capital of $7.7 million, partially offset by an increase in net income, net of non-cash items of $6.0 million. The primary drivers of non-cash items were a $1.6 million increase in deferred tax expense and a $1.2 million increase in loss on extinguishment of debt compared to the prior year period. The decrease in cash from working capital compared to the prior year period was primarily driven by the timing of payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $5.2 million, a decrease of $2.8 million compared to the prior year period, primarily due to a net decrease in purchases in investments of $6.9 million by our captive insurance subsidiary compared to the prior year period, partially offset by increases in equity investments of $2.8 million and capital expenditures of $1.8 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $38.5 million, an increase of $43.1 million compared to the prior year period, primarily due to an increase in cash of $43.2 million related to the February 2025 issuance of the 2032 Notes partially offset by the redemption of the 2026 Notes.

Dividends and Share Repurchase

A dividend of $0.075 per common share was paid on April 11, 2025, to shareholders of record at the close of business on March 21, 2025.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by $24.6 million on February 24, 2022. On November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. In the three months ended March 31, 2025, there were no repurchases under the share repurchase program.

Long-Term Debt

Notes payable and long-term debt consisted of the following at March 31, 2025 and December 31, 2024, in order of preference:

	March 31,	December 31,
	2025	2024
2032 Notes	$300,000	$-
2026 Notes	-	250,000
Gross notes payable and long-term debt	300,000	250,000
Less deferred finance charges	(6,938)	(1,396)
Notes payable and long-term debt	$293,062	$248,604

2032 Notes

In February 2025, we closed a private offering of $300.0 million aggregate principal amount of 7.625% senior secured notes due to mature on March 15, 2032 (the “2032 Notes”). Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. We used the proceeds from the offering (i) to repay all obligations under and terminate the 2026 Notes (as defined below), (ii) to pay related fees, costs, and expenses and (iii) for general corporate purposes. The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each current wholly-owned domestic restricted subsidiary of the Company that guaranteed the 2026 Notes. The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the guarantors, subject to certain exceptions. Proceeds from the offering were approximately $293.0 million.

The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default.

We incurred debt issuance costs attributable to the 2032 Notes of $7.1 million which are amortized to interest expense using the straight-line method over the expected life of the 2032 Notes.

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

Obligations under the 2026 Notes were guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any credit facility (as defined in the indenture governing the 2026 Notes or the “2026 Notes Indenture”) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The 2026 Notes and the related guarantees were secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. We were in compliance with all covenants under the 2026 Notes as of December 31, 2024.

We incurred debt issuance costs attributable to the issuance of the 2026 Notes of $6.4 million, with the remaining $1.2 million written off to loss on debt extinguishment upon redemption.

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

Amounts borrowed under the 2023 ABL Facility are subject to an interest rate margin per annum equal to (a) from and after the closing date until the last day of the first full fiscal quarter ended after the closing date, (i) 1.25% per annum, in the case base rate loans, and (ii) 2.25% per annum, in the case of revolving credit loans that are secured overnight financing rate (“SOFR”) loans, (b)(i) 2.25% per annum, in the case of LILO loans that are base rate loans, and (ii) 3.25% per annum, in the case of LILO loans that are SOFR loans, (c) on the first day of each fiscal quarter, the applicable interest rate margins will be determined from the pricing grid below based upon the historical excess availability for the most recent fiscal quarter ended immediately prior to the relevant date, as calculated by the Administrative Agent.

		Applicable Margin	Applicable Margin
Level	Historical Excess Availability	for SOFR Loans	for Base Rate Loans
I	Greater than or equal to 66.66%	1.75%	0.75%
II	Less than 66.66%, but greater than or equal to 33.33%	2.00%	1.00%
III	Less than 33.33%	2.25%	1.25%

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $62.2 million based on the borrowing base as of March 31, 2025.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Convertible Senior Notes

The Company's 2.5% convertible senior notes matured and were retired with cash on July 1, 2024. No principal amounts remained outstanding as of December 31, 2024.

Additional Information with Respect to Unrestricted Subsidiaries

Under the terms of the 2032 Notes, and the 2026 Notes that were recently redeemed with proceeds from the February 2025 issuance of the 2032 Notes, the Company designated certain of its subsidiaries as “Unrestricted Subsidiaries” as of December 31, 2024, including Interchange Partners LLC and Intrepid Brands, LLC. The Company is required under the terms of the indentures governing the Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is presented below.

Income Statements for the three months ended March 31, 2025 and 2024 (unaudited):

	Three Months Ended March 31,
	2025			2024
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$92,326	$14,110	$106,436	$83,071	$(7)	$83,064
Cost of sales	40,841	5,985	46,826	34,713	(3)	34,710
Gross profit	51,485	8,125	59,610	48,358	(4)	48,354
Selling, general, and administrative expenses	32,034	4,387	36,421	29,244	(160)	29,084
Operating income	19,451	3,738	23,189	19,114	156	19,270
Interest expense (income), net	4,603	(189)	4,414	3,512	(33)	3,479
Investment (gain) loss	(301)	10	(291)	(119)	-	(119)
Loss on extinguishment of debt	1,235	-	1,235	-	-	-
Income before income taxes	13,914	3,917	17,831	15,721	189	15,910
Income tax expense	1,592	448	2,040	3,685	44	3,729
Consolidated net income	12,322	3,469	15,791	12,036	145	12,181
Net (loss) income attributable to non-controlling interest	(321)	1,717	1,396	169	-	169
Net income attributable to Turning Point Brands, Inc.	$12,643	$1,752	$14,395	$11,867	$145	$12,012

Balance Sheet as of March 31, 2025 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$91,995	$7,645	$-	$99,640
Accounts receivable, net	13,357	1,504	-	14,861
Inventories	102,704	1,736	-	104,440
Other current assets	35,654	4,418	-	40,072
Total current assets	243,710	15,303	-	259,013
Property, plant, and equipment, net	27,659	-	-	27,659
Right of use assets	10,788	-	-	10,788
Deferred financing costs, net	1,662	-	-	1,662
Goodwill	135,780	-	-	135,780
Other intangible assets, net	64,939	-	-	64,939
Master Settlement Agreement (MSA) escrow deposits	29,317	-	-	29,317
Other assets	28,871	6,523	-	35,394
Investment in unrestricted subsidiaries	-	750	(750)	-
Total assets	$542,726	$22,576	$(750)	$564,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,630	$1,377	$-	$27,007
Accrued liabilities	27,828	3,320	448	31,596
Total current liabilities	53,458	4,697	448	58,603
Deferred tax liabilities, net	885	-	-	885
Notes payable and long-term debt	293,062	-	-	293,062
Lease liabilities	8,565	-	-	8,565
Total liabilities	355,970	4,697	448	361,115

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	186,568	14,320	(1,198)	199,690
Non-controlling interest	188	3,559	-	3,747
Total stockholders’ equity	186,756	17,879	(1,198)	203,437
Total liabilities and stockholders’ equity	$542,726	$22,576	$(750)	$564,552

Balance Sheet as of December 31, 2024:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$37,279	$8,879	$-	$46,158
Accounts receivable, net	9,624	-	-	9,624
Inventories, net	95,378	875	-	96,253
Current assets held for sale	11,470			11,470
Other current assets	33,599	1,101	-	34,700
Total current assets	187,350	10,855	-	198,205
Property, plant, and equipment, net	26,337	-	-	26,337
Deferred tax assets	995	-	-	995
Right of use assets	11,610	-	-	11,610
Deferred financing costs, net	1,823	-	-	1,823
Goodwill	135,932	-	-	135,932
Other intangible assets, net	65,254	-	-	65,254
Master Settlement Agreement (MSA) escrow deposits	28,676	-	-	28,676
Noncurrent assets held for sale	3,859	-		3,859
Other assets	14,365	6,297	-	20,662
Investment in unrestricted subsidiaries	-	750	(750)	-
Total assets	$476,201	$17,902	$(750)	$493,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,420	$3,255	$-	$11,675
Accrued liabilities	29,540	719	837	31,096
Current liabilities held for sale	2,049	-	-	2,049
Total current liabilities	40,009	3,974	837	44,820
Notes payable and long-term debt	248,604	-	-	248,604
Lease liabilities	9,549	-	-	9,549
Total liabilities	298,162	3,974	837	302,973

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	177,481	12,087	(1,587)	187,981
Non-controlling interest	558	1,841	-	2,399
Total stockholders’ equity	178,039	13,928	(1,587)	190,380
Total liabilities and stockholders’ equity	$476,201	$17,902	$(750)	$493,353

Off-balance Sheet Arrangements

At March 31, 2025, we had foreign currency contracts outstanding for the purchase and sale of €0.9 million with maturity dates ranging from April to June 2025. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.0 million included in Accrued liabilities at March 31, 2025. During 2024, we executed various foreign exchange contracts for the purchase and sale of €3.6 million. At December 31, 2024, we had foreign currency contracts outstanding for the purchase and sale of €2.1 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2024.

Inflation

Inflation has a substantial negative effect on the purchasing power of consumers. While historically, we have been able to increase prices at a rate equal to or greater than that of inflation, doing so could be difficult in an inflationary environment. However, we have implemented price increases in areas where doing so has been feasible. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our existing contractual agreements for the purchases of tobacco and our premium cigarette rolling papers.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the quarter ended March 31, 2025, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2024 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2024 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to credit risk, as reported within our 2024 Annual Report on Form 10-K, during the three months ended March 31, 2025. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2024 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2025, we issued the 2032 Notes in an aggregate principal amount of $300.0 million. We carry the 2032 Notes at face value. Since the 2032 Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Our remaining debt instrument is the 2023 ABL Facility, which has no borrowing outstanding.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), as of March 31, 2025. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, during our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, we concluded that our internal control over financial reporting was not effective solely due to the existence of the following material weakness:

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

Remediation Plan

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) completing the implementation of a new ERP system, which is expected to be completed in 2025; (ii) engaging third-party consultants to assist in the review, planning and implementation of systems and tools designed to support the remediation processes; (iii)  developing and maintaining documentation underlying ITGCs; (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems that support our financial reporting processes; (v) providing training for control owners and reviewers with a specific focus on identifying, addressing and documenting risks; and (vi) providing enhanced quarterly reporting on the remediation progress to the Audit Committee of the Board of Directors.

While we have made significant progress in strengthening our internal controls, the previously identified material weakness was not fully remediated as of March 31, 2025. We expect to complete the remediation by the end of fiscal year 2025, as at that time the referenced controls will have been in place for a sufficient period of time to demonstrate operating effectiveness.

Role of the Audit Committee in Material Weakness Remediation

The Audit Committee of the Board of Directors is actively overseeing the remediation of the material weaknesses. Working closely with management, as well as with the Company’s internal audit, finance teams, and independent auditors, the Audit Committee has and will continue to monitor and evaluate the progress of the remediation throughout the fiscal year ending December 31, 2025. Regular updates on the remediation have been and will continue to be provided to the Board of Directors, with the Audit Committee ensuring management’s testing of the remediated controls is completed as soon as practicable

Changes in Internal Controls over Financial Reporting

Other than in connection with aspects of our remediation plan, there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

See “Risk Factors—We are subject to significant product liability litigation” in our 2024 Annual Report on Form 10-K for additional details.

Item 1A.Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2024 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2024 Annual Report on Form 10-K.

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

The following table includes information regarding purchases of our common stock made by us during the three months ended March 31, 2025 in connection with the repurchase program described above.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
January 1 to January 31	64,209	$-	-	$100,000,000
February 1 to February 28	-	$-	-	$100,000,000
March 1 to March 31	-	$-	-	$100,000,000
Total	64,209		-

(1)

The total number of shares purchased consists of shares withheld by the Company to satisfy statutory tax withholdings for holders who vested in stock-based awards, which totaled 64,209 shares in January. Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the terms of the applicable plan and not under the Company's share repurchase program authorization.

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

101

XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 7, 2025, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: May 7, 2025