Form 10-Q
period 2025-06-30
Turning Point Brands, Inc.
filed 2025-08-11
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

At July 28, 2025, there were 18,024,761 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	(unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$109,925	$46,158
Accounts receivable, net of allowances of $157 in 2025 and $66 in 2024	30,056	9,624
Inventories, net	105,009	96,253
Current assets held for sale	-	11,470
Other current assets	40,227	34,700
Total current assets	285,217	198,205
Property, plant, and equipment, net	30,982	26,337
Deferred tax assets, net	-	995
Right of use assets	10,577	11,610
Deferred financing costs, net	1,501	1,823
Goodwill	136,104	135,932
Other intangible assets, net	64,650	65,254
Master Settlement Agreement (MSA) escrow deposits	29,574	28,676
Noncurrent assets held for sale	-	3,859
Other assets	37,183	20,662
Total assets	$595,788	$493,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,169	$11,675
Accrued liabilities	41,340	31,096
Current liabilities held for sale	-	2,049
Total current liabilities	67,509	44,820
Deferred tax liabilities, net	1,974	-
Notes payable and long-term debt	293,138	248,604
Lease liabilities	8,344	9,549
Total liabilities	$370,965	$302,973

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,492,267 issued shares and 18,020,862 outstanding shares at June 30, 2025, and 20,200,886 issued shares and 17,729,481 outstanding shares at December 31, 2024	205	202
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	130,245	126,662
Cost of repurchased common stock (2,471,405 shares at June 30, 2025 and December 31, 2024)	(83,144)	(83,144)
Accumulated other comprehensive loss	(2,010)	(2,903)
Accumulated earnings	173,280	147,164
Non-controlling interest	6,247	2,399
Total stockholders’ equity	224,823	190,380
Total liabilities and stockholders’ equity	$595,788	$493,353

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Income

(dollars in thousands except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$116,634	$93,225	$223,070	$176,289
Cost of sales	50,011	42,827	96,837	77,537
Gross profit	66,623	50,398	126,233	98,752
Selling, general, and administrative expenses	40,296	29,200	76,717	58,284
Other operating income	-	(1,674)	-	(1,674)
Operating income	26,327	22,872	49,516	42,142
Interest expense, net	5,140	3,042	9,554	6,521
Investment (gain) loss	(17)	2,439	(308)	2,320
Loss on extinguishment of debt	-	-	1,235	-
Income from continuing operations before income taxes	21,204	17,391	39,035	33,301
Income tax expense	4,244	4,430	6,284	8,159
Income from continuing operations	16,960	12,961	32,751	25,142
Loss from discontinued operations, net of tax	-	(41)	-	(43)
Consolidated net income	16,960	12,920	32,751	25,099
Net income (loss) attributable to non-controlling interest	2,480	(87)	3,876	82
Net income attributable to Turning Point Brands, Inc.	$14,480	$13,007	$28,875	$25,017

Basic income per common share:
Continuing operations	$0.81	$0.74	$1.62	$1.42
Discontinued operations	-	-	-	-
Basic earnings per share	$0.81	$0.74	$1.62	$1.42
Diluted income per common share:
Continuing operations	$0.79	$0.68	$1.58	$1.31
Discontinued operations	-	-	-	-
Diluted earnings per share	$0.79	$0.68	$1.58	$1.31
Weighted average common shares outstanding:
Basic	17,920,567	17,656,732	17,854,667	17,655,713
Diluted	18,321,913	20,156,854	18,250,793	20,160,139

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	June 30,
	2025	2024
Consolidated net income	$16,960	$12,920

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $59 in 2025 and $4 in 2024	199	(15)
Foreign currency translation, net of tax of $0 in 2025 and 2024	57	(26)
Unrealized gain on derivative instruments, net of tax of $0 in 2025 and $4 in 2024	-	15
Unrealized gain (loss) on investments, net of tax of $30 in 2025 and $0 in 2024	117	(7)
	373	(33)

Consolidated comprehensive income	17,333	12,887
Comprehensive income (loss) attributable to non-controlling interest	2,480	(87)
Comprehensive income attributable to Turning Point Brands, Inc.	$14,853	$12,974

	Six Months Ended
	June 30,
	2025	2024
Consolidated net income	$32,751	$25,099

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $205 in 2025 and $19 in 2024	693	(257)
Foreign currency translation, net of tax of $0 in 2025 and 2024	14	(13)
Unrealized gain (loss) on derivative instruments, net of tax of $18 in 2025 and $53 in 2024	62	(171)
Unrealized gain (loss) on investments, net of tax of $30 in 2025 and $0 in 2024	96	-
	865	(441)

Consolidated comprehensive income	33,616	24,658
Comprehensive income attributable to non-controlling interest	3,876	82
Comprehensive income attributable to Turning Point Brands, Inc.	$29,740	$24,576

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$32,751	$25,099
Loss from discontinued operations, net of tax	-	43
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1,235	-
Loss on sale of property, plant, and equipment	45	7
Loss on investments	194	2,722
Depreciation and other amortization expense	2,893	1,743
Amortization of other intangible assets	612	610
Amortization of deferred financing costs	872	1,393
Deferred income tax expense	2,716	363
Stock compensation expense	3,292	3,951
Noncash lease income	(728)	(85)
Loss on MSA investments	-	6
Changes in operating assets and liabilities:
Accounts receivable	(20,504)	(2,563)
Inventories	(8,604)	(5,145)
Other current assets	(5,486)	3,088
Other assets	(4,087)	(279)
Accounts payable	14,187	3,154
Accrued liabilities and other	9,842	(3,033)
Operating cash flows from continuing operations	29,230	31,074
Operating cash flows from discontinued operations	-	5,003
Net cash provided by operating activities	$29,230	$36,077

Cash flows from investing activities:
Capital expenditures	$(6,176)	$(2,858)
Proceeds on the sale of property, plant and equipment	-	2
Payment for equity investments	(2,783)	-
Purchases of investments	(4,079)	(7,934)
Proceeds from sale of investments	4,460	3,314
Purchases of non-marketable equity investments	-	(500)
MSA escrow deposits, net	(48)	4
Investing cash flows from continuing operations	(8,626)	(7,972)
Investing cash flows from discontinued operations	-	-
Net cash used in investing activities	$(8,626)	$(7,972)

Cash flows from financing activities:
Redemption of 2026 Notes	$(250,000)	$-
Proceeds from 2032 Notes	300,000	-
Payment of dividends	(2,731)	(2,407)
Payment of financing costs	(7,251)	(133)
Exercise of options	4,921	900
Redemption of options	(33)	(4)
Redemption of restricted stock units	(1,970)	(840)
Redemption of performance based restricted stock units	(2,624)	(1,212)
Common stock repurchased	-	(3,051)
Financing cash flows from continuing operations	40,312	(6,747)
Financing cash flows from discontinued operations	-	-
Net cash provided by (used in) financing activities	$40,312	$(6,747)

Net increase in cash	$60,916	$21,358
Effect of foreign currency translation on cash	$20	$(76)

Cash, beginning of period:
Unrestricted	$48,941	$117,886
Restricted	1,961	4,929
Total cash at beginning of period	$50,902	$122,815

Cash, end of period:
Unrestricted	$109,925	$142,159
Restricted	1,913	1,938
Total cash at end of period	$111,838	$144,097

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$168	$-
Investment acquired in exchange for net assets held for sale	$10,496	$-

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,382	$1,279

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance April 1, 2025	17,895,505	$204	$124,811	$(83,144)	$(2,363)	$160,182	$3,747	$203,437

Unrealized gain on MSA investments, net of tax of $59	-	-	-	-	199	-	-	199
Foreign currency translation, net of tax of $0	-	-	-	-	37	-	20	57
Unrealized loss on investments, net of tax of $30	-	-	-	-	117	-	-	117
Stock compensation expense	-	-	1,628	-	-	-	-	1,628
Exercise of options	130,861	1	3,947	-	-	-	-	3,948
Issuance of performance based restricted stock units	(13,950)	-	-	-	-	-	-	-
Redemption of performance based restricted stock units	3,131	-	-	-	-	-	-	-
Issuance of restricted stock units	4,772	-	-	-	-	-	-	-
Redemption of restricted stock units	543	-	(141)	-	-	-	-	(141)
Dividends	-	-	-	-	-	(1,382)	-	(1,382)
Net income	-	-	-	-	-	14,480	2,480	16,960
Ending balance June 30, 2025	18,020,862	$205	$130,245	$(83,144)	$(2,010)	$173,280	$6,247	$224,823

Beginning balance April 1, 2024	17,627,817	$200	$119,792	$(80,172)	$(3,048)	$123,192	$1,191	$161,155

Unrealized loss on MSA investments, net of tax of $4	-	-	-	-	(15)	-	-	(15)
Foreign currency translation, net of tax of $0	-	-	-	-	(17)	-	(9)	(26)
Unrealized gain on derivative instruments, net of tax of $4	-	-	-	-	15	-	-	15
Unrealized loss on investments, net of tax of $0	-	-	-	-	(7)	-	-	(7)
Stock compensation expense	-	-	1,889	-	-	-	-	1,889
Exercise of options	61,249	-	897	-	-	-	-	897
Redemption of options	(168)	-	(4)	-	-	-	-	(4)
Issuance of performance based restricted stock units	3,214	-	-	-	-	-	-	-
Issuance of restricted stock units	68,343	1	78	-	-	-	-	79
Redemption of restricted stock units	(22,939)	-	(704)	-	-	-	-	(704)
Cost of repurchased common stock	(34,350)	-	-	(972)	-	-	-	(972)
Dividends	-	-	-	-	-	(1,279)	-	(1,279)
Net income	-	-	-	-	-	13,007	(87)	12,920
Ending balance June 30, 2024	17,703,166	$201	$121,948	$(81,144)	$(3,072)	$134,920	$1,095	$173,948

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2025	17,729,481	$202	$126,662	$(83,144)	$(2,903)	$147,164	$2,399	$190,380

Unrealized gain on MSA investments, net of tax of $205	-	-	-	-	693	-	-	693
Foreign currency translation, net of tax of $0	-	-	-	-	42	-	(28)	14
Unrealized gain on derivative instruments, net of tax of $18	-	-	-	-	62	-	-	62
Unrealized loss on investments, net of tax of $30	-	-	-	-	96	-	-	96
Stock compensation expense	-	-	3,292	-	-	-	-	3,292
Exercise of options	155,965	1	4,920	-	-	-	-	4,921
Redemption of options	(572)	-	(33)	-	-	-	-	(33)
Issuance of performance based restricted stock units	104,532	1	(2)	-	-	-	-	(1)
Redemption of performance based restricted stock units	(34,196)	-	(2,625)	-	-	-	-	(2,625)
Issuance of restricted stock units	91,874	1	-	-	-	-	-	1
Redemption of restricted stock units	(26,222)	-	(1,969)	-	-	-	-	(1,969)
Dividends	-	-	-	-	-	(2,759)	-	(2,759)
Net income	-	-	-	-	-	28,875	3,876	32,751
Ending balance June 30, 2025	18,020,862	$205	$130,245	$(83,144)	$(2,010)	$173,280	$6,247	$224,823

Beginning balance January 1, 2024	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

Unrealized loss on MSA investments, net of tax of $19	-	-	-	-	(257)	-	-	(257)
Foreign currency translation, net of tax of $0	-	-	-	-	4	-	(17)	(13)
Unrealized loss on derivative instruments, net of tax of $53	-	-	-	-	(171)	-	-	(171)
Stock compensation expense	-	-	3,951	-	-	-	-	3,951
Exercise of options	61,447	-	900	-	-	-	-	900
Redemption of options	(168)	-	(4)	-	-	-	-	(4)
Issuance of performance based restricted stock units	129,323	1	-	-	-	-	-	1
Redemption of performance based restricted stock units	(48,177)	-	(1,212)	-	-	-	-	(1,212)
Issuance of restricted stock units	90,040	1	78	-	-	-	-	79
Redemption of restricted stock units	(28,081)	-	(840)	-	-	-	-	(840)
Cost of repurchased common stock	(106,895)	-	-	(3,051)	-	-	-	(3,051)
Dividends	-	-	-	-	-	(2,540)	-	(2,540)
Net income	-	-	-	-	-	25,017	82	25,099
Ending balance June 30, 2024	17,703,166	$201	$121,948	$(81,144)	$(3,072)	$134,920	$1,095	$173,948

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands, except where designated and per share data)

Note 1. Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc., including its subsidiaries (collectively referred to herein as the “Company,” “we,” “our” or “us”), is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. The Company operates two segments, Zig-Zag products and Stoker’s products, led by its core proprietary and iconic brands: Zig-Zag® and Stoker’s® along with FRE®, Beech-Nut® and Trophy®. The Company’s products are available in more than 220,000 retail outlets in North America.

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

As of December 31, 2024, the assets and liabilities associated with the CDS segment have been classified as held for sale. Accordingly, the financial results of the CDS segment were classified as discontinued operations and reported separately for all periods presented herein until its disposition on January 2, 2025. Following the discontinued operations classification, the Company has two reportable segments, which are reflected herein. Unless otherwise noted, disclosures in the notes to these consolidated financial statements relate solely to the Company's continuing operations, comprised of the Zig-Zag and Stoker’s segments. See Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations" for additional information regarding the CDS divestiture, including the assets and liabilities held for sale and the income or losses from discontinued operations.

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

U.S. GAAP requires the Company to identify entities for which control is achieved through means other than voting rights and to determine whether the Company is the primary beneficiary of a VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company consolidates a VIE when it determines that it is the VIE’s primary beneficiary. The Company  may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

The primary beneficiary of a VIE is the entity that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis.

Management of the Company has determined that Turning Point Brands Canada and ALP Supply Co, LLC (“ALP”) are VIEs for which the Company is required to consolidate. The Company has a controlling financial interest of 65% of the equity in Turning Point Brands Canada, provides additional subordinated financing and has a distribution agreement for the sale of the Company’s products that makes up a significant portion of Turning Point Brands Canada’s business activities. The Company has a 50% equity interest in ALP, provides additional financing, has a supply agreement to be the exclusive provider of product and is the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance, and the right to receive benefits and the obligation to absorb losses.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and incentives, upon delivery of goods to the customer – at which time the Company’s performance obligation is satisfied - at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in ASC 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. The Company includes in its transaction price excise taxes on smokeless tobacco, cigars or other nicotine products billed to customers, and excludes sales taxes and value-added taxes imposed at the time of sale.

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

A further requirement of ASC 606 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 16, “Segment Information”.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as Loss from discontinued operations, net of tax in the Consolidated Statements of Income commencing in the period in which the held for sale criteria are met. Loss from discontinued operations includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions. Loss from discontinued operations includes any gain or loss recognized upon disposition or from any adjustment of the carrying amount of the assets and liabilities of the discontinued operations to fair value less costs to sell while classified as held for sale.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $7.2 million and $5.3 million for the three months ending June 30, 2025 and 2024, respectively, and $14.6 million and $10.8 million for the six months ending June 30, 2025 and 2024, respectively.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations or cash flows. In a number of states targeted flavor bans have been proposed or enacted legislatively or by the administrative process. Depending on the number and location of such bans, such legislation or regulation could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The U.S. Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around our products, including targeted flavor bans; however, the details, timing and ultimate implementation of such measures remain unclear.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. At June 30, 2025 and December 31, 2024, the Company had on deposit approximately $32.1 million and $32.1 million, respectively, the fair values of which were approximately $29.6 million and 28.7 million, respectively. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, unless there is a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

The Company has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds. These investments are classified as available-for-sale and recorded at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity.

Fair values for the U.S. Governmental agency obligations are Level 2 in the fair value hierarchy. The following tables show cost and estimated fair value of the assets held in the MSA account, respectively, as well as the maturities of the U.S. Governmental agency obligations held in such account for the periods indicated.

	As of June 30, 2025				As of December 31, 2024
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,913	$-	$-	$1,913	$1,961	$-	$-	$1,961
U.S. Governmental agency obligations (unrealized position < 12 months)	3,740	61	(4)	3,797	4,168	11	(48)	4,131
U.S. Governmental agency obligations (unrealized position > 12 months)	26,420	17	(2,573)	23,864	25,944	95	(3,455)	22,584
	$32,073	$78	$(2,577)	$29,574	$32,073	$106	$(3,503)	$28,676

As of
Maturities:	June 30, 2025
One to five years	$14,771
Five to ten years	13,434
Greater than ten years	1,955
Total	$30,160

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales	June 30,	December 31,
Year	2025	2024
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$32,073	$32,073

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

The Company incurred no income or loss from discontinued operations for the three and six months ended June 30, 2025.  The following table summarizes the loss from discontinued operations included in the Consolidated Statements of Income for the three and six months ended June 30, 2024.

	Three Months Ended	Six Months Ended
	June 30, 2024
Net sales	$15,287	$29,281
Cost of sales	11,844	22,279
Gross profit	3,443	7,002
Selling, general, and administrative expenses	3,001	5,993
Depreciation	77	173
Amortization of other intangible assets	475	949
Operating loss from discontinued operations	(110)	(113)
Interest income	(51)	(51)
Loss from discontinued operations before income taxes	(59)	(62)
Income tax benefit	(18)	(19)
Loss from discontinued operations	$(41)	$(43)

A summary of the held for sale assets and liabilities included in the Consolidated Balance Sheets follows:

As of December 31, 2024
Current assets:
Cash	$2,783
Inventories, net	5,813
Other current assets	2,874
Current assets held for sale	11,470

Noncurrent assets:
Right of use assets	51
Other intangible assets, net	12,609
Allowance to adjust held for sale assets to fair value	(8,801)
Noncurrent assets held for sale	3,859
Total assets held for sale	$15,329

Current liabilities:
Accounts payable	$532
Accrued liabilities	1,517
Current liabilities held for sale	2,049
Total liabilities held for sale	$2,049

Note 4. Derivative Instruments

Foreign Currency

At June 30, 2025, the Company had no foreign currency contracts outstanding. At December 31, 2024, the Company had foreign currency contracts outstanding for the purchase and sale of €2.1 million. The foreign currency contracts’ fair value at December 31, 2024, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities.

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

Long-Term Debt

The Company's 2032 Notes bear interest at a rate of 7.625% per year. As of June 30, 2025, the fair value approximated $308.5 million, with a carrying value of $300.0 million.

The Company’s 2026 Notes were retired at par on February 20, 2025. As of December 31, 2024, the fair value of the 2026 Notes approximated $251.2 million, with a carrying value of $250.0 million.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 6. Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2025	2024
Raw materials and work in process	$7,458	$7,699
Leaf tobacco	47,069	35,622
Finished goods - Zig-Zag products	30,868	38,042
Finished goods - Stoker’s products	17,710	12,966
Other	1,904	1,924
Inventories, net	$105,009	$96,253

The valuation allowance to write inventory down to its net realizable value at June 30, 2025 and December 31, 2024 was $18.0 million and $17.6 million, respectively.

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

Note 7. Other Current Assets

Other current assets consist of:

	June 30,	December 31,
	2025	2024
Inventory deposits	$10,060	$5,981
Prepaid taxes	2,508	3,586
Insurance recovery receivable	15,181	15,181
Other	12,478	9,952
Total	$40,227	$34,700

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	June 30,	December 31,
	2025	2024
Land	$22	$22
Buildings and improvements	3,788	4,216
Leasehold improvements	8,342	7,983
Machinery and equipment	35,721	31,207
Furniture and fixtures	5,203	4,723
Gross property, plant and equipment	53,076	48,151
Accumulated depreciation	(22,094)	(21,814)
Property, plant and equipment, net	$30,982	$26,337

Note 9. Other Assets

Other assets consist of:

	June 30,	December 31,
	2025	2024
Non-marketable equity investments	$14,720	$1,231
Debt security investments	5,358	6,276
Capitalized software	10,476	7,409
Captive investments - available-for-sale marketable securities	6,214	5,487
Other	415	259
Total	$37,183	$20,662

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

In  December 2018, the Company acquired a minority interest in General Wireless Operations, Inc. (“GWO”) from SG Gaming LLC for $0.4 million. GWO is a joint venture between the Company and Standard General, LP. On  January 2, 2025, the Company contributed 100% of its interest in SBB, the subsidiary that owned and operated the Company’s former CDS reportable segment, to GWO in exchange for a 49% equity interest. In connection with the transaction, the Company has the right to redeem the contribution of SBB from GWO at fair market value under certain circumstances. The Company also received a purchase option with a 15-year term to acquire the remaining 51% equity interest in GWO. The purchase option includes an initial exercise price of $22.0 million, which may decrease over time based on certain tax sharing payments to Standard General, LP. As a result of this transaction, the Company determined that it no longer has a controlling financial interest in SBB and, as a result, deconsolidated SBB on  January 2, 2025, and accounts for its interest in GWO under the equity method of accounting. On January 2, 2025, the Company contributed net assets valued at $13.3 million to GWO as part of the transaction. Fair value of the Company's interest in GWO was determined utilizing the market approach and the income approach in the form of the discount cash flow method. On August 8, 2025, SBB acquired a Canadian distribution business. In connection with this acquisition, 10233625 Canada Corp. (“Turning Point Brands Canada”) purchased an option from GWO to acquire this distribution business for fair market value. The option price was approximately $20.0 million with approximately $8.0 million paid at closing and the remining paid quarterly over 18 months beginning in February 2026. SBB will also pay management fees to Turning Point Brands Canada for services to be provided for approximately up to $7.0 million per annum. The Company is currently evaluating the accounting treatment.

In October 2020, the Company invested $1.8 million in BOMANI Cold Buzz, LLC (“Bomani”), a manufacturer of alcohol-infused cold brew coffee. In exchange, the Company received rights to receive equity in Bomani in the event of an equity financing. In the second quarter of 2024, due to market conditions in the cold brew, alcohol-infused beverages industry, the Company determined the fair value of Bomani to be zero, and thus recorded a $1.8 million impairment which is included in Investment loss on the Company's Consolidated Statements of Income for the three and six months ended June 30, 2024.

In  July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”), with an additional $1.0 million invested in  July 2022. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in  July of each year. Accrued interest of $0.2 million, $0.3 million and $0.3 million was rolled into the convertible note in  July 2022, 2023 and 2024, respectively, resulting in a total investment of $9.8 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures  July 31, 2027. Interest and principal not paid to date are receivable at maturity, and Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three and six months ended June 30, 2025 and 2024. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of June 30, 2025. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in its Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the Old Pal investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. Based upon its fair value assessments, the Company determined the fair value of Old Pal to be $6.4 million at December 31, 2024. At June 30, 2025, the fair value was determined to be $5.6 million and the Company recorded a $0.9 million allowance for credit losses in Investment loss on its Consolidated Statements of Income. In the second quarter of 2024, the Company recorded an allowance for credit losses related to its investment in Old Pal of $0.8 million included in investment loss at June 30, 2024. The Company has recorded an accrued interest receivable of $0.3 million and $0.1 million at June 30, 2025 and December 31, 2024, respectively, in Other current assets on its Consolidated Balance Sheets.

Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange, IC, incorporated in the District of Columbia, to write a portion of its insurance coverage, including with respect to general product, and officer and director liability coverages under deductible reinsurance policies. Interchange, IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange, IC is consolidated in the Company’s financial statements. Subsequent to June 30, 2025, Interchange IC received approval from the District of Columbia Department of Insurance, Securities and Banking to operate as a group captive. On July 14, 2025, a third-party investor subscribed $11.0 million for an interest in Interchange IC’s parent company, which contributed the investment to Interchange IC. The group captive will write policies for both companies. The Company is currently evaluating the accounting treatment of the subscription.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, stocks, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table (excludes money market funds):

	As of June 30, 2025			As of December 31, 2024
		Gross	Estimated		Gross	Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Stocks	$1,699	$152	$1,851	$1,517	$9	$1,526
Exchange traded funds	1,782	(19)	1,763	1,189	(5)	1,184
Corporate bonds	1,933	49	1,982	2,383	50	2,433
Real estate investment trusts	360	(2)	358	343	1	344
Other	139	121	260	-	-	-
Total	$5,913	$301	$6,214	$5,432	$55	$5,487

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
June 30, 2025
Due within one year	$2,055
Due in one to five years	187
Stocks, real estate investment trusts and exchange traded funds	3,972
Total investments at fair value	$6,214

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	June 30,	December 31,
	2025	2024
Accrued payroll and related items	$9,500	$9,564
Customer returns and allowances	8,746	5,160
Taxes payable	2,534	1,357
Lease liabilities	3,203	3,121
Accrued interest	9,061	5,473
Other	8,296	6,421
Total	$41,340	$31,096

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	June 30,	December 31,
	2025	2024
2032 Notes	$300,000	$-
2026 Notes	-	250,000
Gross notes payable and long-term debt	300,000	250,000
Less deferred finance charges	(6,862)	(1,396)
Notes payable and long-term debt	$293,138	$248,604

The components of interest expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense	$6,586	$5,352	$12,266	$10,605
Interest income	(1,446)	(2,310)	(2,712)	(4,084)
Interest expense, net	$5,140	$3,042	$9,554	$6,521

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

The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each existing and future wholly-owned domestic restricted subsidiary of the Company (collectively, the “Guarantors” as defined in the indenture governing the 2032 Notes or the “2032 Notes Indenture”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the existing and future assets of the Company and the Guarantors that do not secure the 2023 ABL Facility (as defined below), subject to certain exceptions. The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default.

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

Obligations under the 2026 Notes were guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries that guarantee any credit facility (as defined in the indenture governing the 2026 Notes) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The 2026 Notes and the related guarantees were secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. The Company was in compliance with all covenants under the 2026 Notes as of  December 31, 2024.

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

The 2023 ABL Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any four consecutive fiscal quarters if excess availability is less than the greater of (a) 12.5% of the line cap and (b) $9.4 million, at any time and continuing until excess availability is equal to or exceeds the greater of (i) 12.5% of the line and (ii) $9.4 million for thirty (30) consecutive calendar days; provided that such $9.4 million level shall automatically increase in proportion to the amount of any increase in the aggregate revolving credit commitments in connection with any incremental facility.

The 2023 ABL Facility matures on the earlier of (x) November 7, 2027 and (y) the date that is 91 days prior to the maturity date of any material debt of the ABL Borrower or the Company or any of its restricted subsidiaries (subject to customary extensions agreed by the lenders thereunder); provided that clause (y) will not apply to the extent that on any applicable date of determination (on any date prior to the date set forth in clause (y)), (A) the sum of (x) cash that is held in escrow for the repayment of such material debt pursuant to arrangements satisfactory to the Administrative Agent, (y) cash that is held in accounts with the Administrative Agent and/or the Additional Collateral Agent, plus (z) excess availability, is sufficient to repay such material debt and (B) the ABL Borrower has excess availability of at least $15.0 million after giving effect to such repayment of material debt, including any borrowings under the commitments in connection therewith.

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $66.5 million based on the borrowing base as of June 30, 2025.

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

Note 12. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2025 was 20.0% and 16.1%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2024 was 25.5% and 24.5%, respectively. The effective tax rate for the six months ended June 30, 2025 includes permanent tax differences related to the Company's restricted stock units that were issued in the first quarter of 2025 and stock options that were exercised in the second quarter of 2025.

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

Note 13. Share Incentive Plans

On  March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards  may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on  March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of June 30, 2025, net of forfeitures, there were 441,945 Restricted Stock Units (“RSUs”), 122,570 options and 99,603 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 725,934 shares available for future grant under the 2021 Plan as of June 30, 2025.

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

Stock option activity for the 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Granted	54,289	27.19	9.21
Exercised	(132,572)	21.36	6.97
Forfeited	(42,878)	38.11	11.94
Outstanding, December 31, 2024	535,790	$30.69	$9.51

Exercised	(155,965)	31.56	9.69
Forfeited	(2,643)	36.11	10.88
Outstanding, June 30, 2025	377,182	$30.29	$9.42

Under the 2015 and 2021 Plans, the total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024, was $6.4 million, and $1.1 million, respectively.

At June 30, 2025, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2017	2018	2019	2020	2021
Number of options granted	40,000	93,819	98,100	155,780	155,000	100,000
Options outstanding at June 30, 2025	5,000	23,969	36,367	74,440	37,513	43,500
Number exercisable at June 30, 2025	5,000	23,969	36,367	74,440	37,513	43,500
Exercise price	$13.00	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	1.62	1.88	2.69	3.72	4.72	5.64
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	27.44%	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,	March 11,
	2021	2022	2022	2023	2024
Number of options granted	7,500	100,000	14,827	77,519	54,289
Options outstanding at June 30, 2025	2,200	16,112	6,273	77,519	54,289
Number exercisable at June 30, 2025	2,200	16,112	6,273	77,519	54,289
Exercise price	$45.05	$30.46	$31.39	$20.71	$27.19
Remaining lives	5.88	6.71	6.83	7.87	8.70
Risk free interest rate	0.84%	2.10%	2.92%	3.41%	4.06%
Expected volatility	31.50%	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	6.000	5.186	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45	$9.21

The Company records compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. In 2025, the Company has recorded no compensation expense related to the options, which are fully expensed. The Company recorded compensation expense related to the options of approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of June 30, 2025, there are 278,280 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of June 30, 2025.

	February 18,	March 14,	May 4,	March 1,	April 1,	March 3,
	2021	2022	2023	2024	2024	2025
Number of PRSUs granted	100,000	49,996	133,578	111,321	8,242	41,137
PRSUs outstanding at June 30, 2025	65,740	20,505	68,319	75,985	6,594	41,137
Fair value as of grant date	$51.75	$30.46	$22.25	$26.52	$29.12	$70.34
Remaining lives	0.50	1.50	0.50	1.50	1.50	2.50

The Company records compensation expense related to the PRSUs based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $0.7 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively. Total unrecognized compensation expense related to these awards at June 30, 2025, is $4.1 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 175,588 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of June 30, 2025.

	March 14,	April 29,	May 5,	March 1,	April 1,	March 3,	March 5,	May 8,
	2022	2022	2023	2024	2024	2025	2025	2025
Number of RSUs granted	50,004	4,522	130,873	105,257	5,495	36,843	14,921	8,464
RSUs outstanding at June 30, 2025	20,451	1,263	33,844	56,175	3,627	36,843	14,921	8,464
Fair value as of grant date	$30.46	$31.39	$22.25	$26.52	$29.12	$70.34	$67.02	$75.66
Remaining lives	1.50	1.50	0.75	1.75	1.75	2.75	0.75	1.00

The Company records compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $0.9 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.9 million and $1.9 million for the six months ended June 30, 2025 and 2024 respectively. Total unrecognized compensation expense related to RSUs at June 30, 2025, is $4.3 million, which will be expensed over 1.84 years.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2025			2024
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Income from continuing operations less non-controlling interest	$14,480		$0.81	$13,048		$0.74
Loss from discontinued operations, net of tax	-		-	(41)		-
Net income attributable to Turning Point Brands, Inc.	$14,480		$0.81	$13,007		$0.74

Denominator
Weighted average		17,920,567			17,656,732

Diluted EPS:
Numerator
Income from continuing operations less non-controlling interest	$14,480			$13,048
Interest expense related to Convertible Senior Notes, net of tax	-			731
Diluted income from continuing operations	14,480		$0.79	13,779		$0.68
Loss from discontinued operations, net of tax	-		-	(41)		-
Diluted net income	$14,480		$0.79	$13,738		$0.68

Denominator
Basic weighted average		17,920,567			17,656,732
Convertible Senior Notes		-			2,220,057
Stock options and restricted stock units (1)		401,346			280,065
		18,321,913			20,156,854

	Six Months Ended June 30,
	2025			2024
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Income from continuing operations less non-controlling interest	$28,875		$1.62	$25,060		$1.42
Loss from discontinued operations, net of tax	-		-	(43)		-
Net income attributable to Turning Point Brands, Inc.	$28,875		$1.62	$25,017		$1.42

Denominator
Weighted average		17,854,667			17,655,713

Diluted EPS:
Numerator
Income from continuing operations less non-controlling interest	$28,875			$25,060
Interest expense related to Convertible Senior Notes, net of tax	-			1,428
Diluted income from continuing operations	28,875		$1.58	26,488		$1.31
Loss from discontinued operations, net of tax	-		-	(43)		-
Diluted net income	$28,875		$1.58	$26,445		$1.31

Denominator
Basic weighted average		17,854,667			17,655,713
Convertible Senior Notes		-			2,219,038
Stock options and restricted stock units (1)		396,126			285,388
		18,250,793			20,160,139

(1)

There were outstanding stock options of 0.0 million and 0.2 million for the three months ended June 30, 2025 and 2024, respectively, and 0.0 million and 0.3 million for the six months ended June 30, 2025 and 2024, respectively, not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

The tables below present financial information about reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales
Zig-Zag products	$47,018	$50,482	$94,283	$97,178
Stoker’s products	69,616	42,743	128,787	79,111
Total	$116,634	$93,225	$223,070	$176,289

Cost of Sales
Zig-Zag products	$23,919	$23,609	$45,618	$42,767
Stoker’s products	26,092	19,218	51,219	34,770
Total	$50,011	$42,827	$96,837	$77,537

Gross profit
Zig-Zag products	$23,099	$26,873	$48,665	$54,411
Stoker’s products	43,524	23,525	77,568	44,341
Total	$66,623	$50,398	$126,233	$98,752

Other segment items (1)
Zig-Zag products	$8,358	$8,613	$16,993	$18,152
Stoker’s products	13,445	5,663	23,356	11,083
Total	$21,803	$14,276	$40,349	$29,235

Operating income (loss)
Zig-Zag products	$14,741	$18,260	$31,672	$36,259
Stoker’s products	30,079	17,862	54,212	33,258
Total segment operating income	$44,820	$36,122	$85,884	$69,517
Corporate unallocated (2)(3)	(18,493)	(13,250)	(36,368)	(27,375)
Total	$26,327	$22,872	$49,516	$42,142

Interest expense, net	5,140	3,042	9,554	6,521
Investment (gain) loss	(17)	2,439	(308)	2,320
Loss on extinguishment of debt	-	-	1,235	-

Income from continuing operations before income taxes	$21,204	$17,391	$39,035	$33,301

Capital expenditures
Zig-Zag products	$3	$2,022	$20	$2,188
Stoker’s products	3,988	469	6,156	670
Total	$3,991	$2,491	$6,176	$2,858

Depreciation and amortization
Zig-Zag products	$232	$341	$555	$545
Stoker’s products	1,658	929	2,950	1,808
Total	$1,890	$1,270	$3,505	$2,353

(1)	Includes primarily selling and marketing costs.
(2)	Includes corporate costs that are not allocated to any of the two reportable segments.
(3)

Includes costs related to FDA premarket tobacco product application (“PMTA”) of $1.6 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $3.2 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively.

	June 30,	December 31,
	2025	2024
Assets
Zig-Zag products	$223,534	$224,052
Stoker’s products	259,361	197,038
Assets held for sale	-	15,329
Corporate unallocated (1)	112,893	56,934
Total	$595,788	$493,353

(1)	Includes assets not assigned to the two reportable segments. All goodwill has been allocated to the reportable segments.

Net Sales: Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Domestic	$108,186	$84,834	$208,674	$160,797
Foreign	8,448	8,391	14,396	15,492
Total	$116,634	$93,225	$223,070	$176,289

Note 17. Dividends and Share Repurchases

A dividend of $0.075 per common share was paid on July 11, 2025, to shareholders of record at the close of business on June 20, 2025.

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

On  February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On  October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on  February 24, 2022. On  November 6, 2024, the Company's Board of Directors increased the share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. For the six months ended June 30, 2025 there were no shares repurchased under the share repurchase program.

Note 18. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the potential impact of this legislation on the Company’s financial position and results of operations; however, due to the complexity and nature of this legislation and the uncertainties involved, the Company is unable to reasonably estimate the financial effect at this time.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2024, and as compared with the three and six months ended June 30, 2024.  The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”).

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

Refer to Note 3 and Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of Part 1 in this Quarterly Report on Form 10-Q for further details regarding the CDS divestiture.

Products

We operate in two segments: Zig-Zag products and Stoker’s products segments. In our Zig-Zag products segment, we principally market and distribute (i) rolling papers, tubes and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps; and (iii) lighters and other accessories.  In addition, we have a majority stake in Turning Point Brands Canada which is a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. In our Stoker’s products segment, we (i) manufacture and market moist snuff tobacco (“MST”); (ii) contract for and market modern oral products; and (iii) contract for and market loose-leaf chewing tobacco products.

Operations

Our Zig-Zag products and Stoker’s products segments primarily generate revenues from the sale of our products to wholesale distributors who, in turn, resell the products to retail operations. Our net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements.”

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

(in thousands)	Three Months Ended June 30,
	2025	2024	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$47,018	$50,482	-6.9%
Stoker’s products	69,616	42,743	62.9%
Total net sales	116,634	93,225	25.1%
Cost of sales	50,011	42,827	16.8%
Gross profit
Zig-Zag products	23,099	26,873	-14.0%
Stoker’s products	43,524	23,525	85.0%
Total gross profit	66,623	50,398	32.2%

Selling, general, and administrative expenses	40,296	29,200	38.0%
Other operating income	-	(1,674)	NM

Operating income
Zig-Zag products	14,741	18,260	-19.3%
Stoker’s products	30,079	17,862	68.4%
Total segment operating income	44,820	36,122	24.1%
Corporate unallocated	(18,493)	(13,250)	39.6%
Total operating income	26,327	22,872	15.1%
Interest expense, net	5,140	3,042	69.0%
Investment (gain) loss	(17)	2,439	-100.7%
Income from continuing operations before income taxes	21,204	17,391	21.9%
Income tax expense	4,244	4,430	-4.2%
Consolidated net income from continuing operations	16,960	12,961	30.9%
Net income (loss) attributable to non-controlling interest	2,480	(87)	-2950.6%
Net income from continuing operations attributable to Turning Point Brands, Inc.	$14,480	$13,048	11.0%

Comparison of the Three Months Ended June 30, 2025, to the Three Months Ended June 30, 2024

Net Sales: For the three months ended June 30, 2025, consolidated net sales increased  $23.4 million, or 25.1% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the three months ended June 30, 2025, net sales in the Zig-Zag products segment decreased $3.5 million, or 6.9% compared to the prior year period. The decrease in net sales was driven primarily by declines of $3.6 million in our cigar products, $2.7 million in U.S. papers and wraps, and $1.4 million in our Canadian products, partially offset by a $4.3 million increase in the Clipper lighter business. Clipper has not been a focus area for the Company over the past several quarters and the Company was able to sell the majority of its inventory at a discounted rate with extended payment terms. We do not expect meaningful additional revenue from Clipper in future periods.

For the three months ended June 30, 2025, net sales in the Stoker’s products segment increased $26.9 million, or 62.9% compared to the prior year period. For the three months ended June 30, 2025, sales volume of Stoker’s products increased 48.3% compared to the prior year period, which contributed $20.7 million to the increase, and price/product mix increased 14.5% compared to the prior year period, which contributed $6.2 million to the increase. The increase in net sales was primarily driven by $26.1 million of growth in modern oral products and $1.1 million of growth of Stoker’s® MST.

Gross Profit:  For the three months ended June 30, 2025, consolidated gross profit increased $16.2 million, or 32.2% compared to the prior year period. Gross profit as a percentage of net sales increased to 57.1% for the three months ended June 30, 2025, compared to 54.1% for the three months ended June 30, 2024. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment.

For the three months ended June 30, 2025, gross profit in the Zig-Zag products segment decreased $3.8 million, or 14.0% compared to the prior year period. Gross profit as a percentage of net sales decreased to 49.1% of net sales for the three months ended June 30, 2025, from 53.2% of net sales for the three months ended June 30, 2024, driven primarily by sales of Clipper lighters at a discounted rate.

For the three months ended June 30, 2025, gross profit in the Stoker’s products segment increased $20.0 million, or 85.0% compared to the prior year period. Gross profit as a percentage of net sales increased to 62.5% of net sales for the three months ended June 30, 2025, from 55.0% of net sales for the three months ended June 30, 2024, primarily driven by improved margin contribution from modern oral products.

Selling, General, and Administrative Expenses:  For the three months ended June 30, 2025, selling, general, and administrative expenses increased $11.1 million, or 38.0% compared to the prior year period, primarily due to increased shipping and selling costs related to the increase in modern oral sales in the quarter compared to the prior year period. Selling, general and administrative expenses in the three months ended June 30, 2025, included $1.7 million of expense related to PMTA, $1.6 million of stock options, restricted stock and incentives expense, $0.8 million of elevated non-recurring outbound freight costs due to the ERP transition, $0.5 million of legal expenses incurred in connection with litigation related to an insurance claim and $0.6 million of transaction costs. Selling, general and administrative expenses in the three months ended June 30, 2024, included $1.9 million of stock options, restricted stock and incentives expense, $1.0 million of expense related to PMTA, $0.5 million of expense related to the implementation of the new ERP and CRM systems, $0.3 million of expense related to corporate restructuring and $0.1 million of transaction costs.

Other Operating Income: For the three months ended June 30, 2025, other operating income decreased $1.7 million compared to the prior year period due to a federal excise tax refund received in the prior year period that did not repeat in the current year period.

Operating Income:  For the three months ended June 30, 2025, consolidated operating income increased $3.5 million, or 15.1% compared to the prior year period. Operating income as a percentage of net sales decreased to 22.6% of net sales for the three months ended June 30, 2025 from 24.5% of net sales for the three months ended June 30, 2024, primarily driven by increased selling, general and administrative costs.

For the three months ended June 30, 2025, operating income in the Zig-Zag products segment decreased $3.5 million, or 19.3% compared to the prior year period. Operating income as a percentage of net sales decreased to 31.4% of net sales for the three months ended June 30, 2025 from 36.2% of net sales for the three months ended June 30, 2024, primarily driven by sales of Clipper lighters at a discounted rate.

For the three months ended June 30, 2025, operating income in the Stoker’s products segment increased $12.2 million, or 68.4% compared to the prior year period. Operating income as a percentage of net sales increased to 43.2% of net sales for the three months ended June 30, 2025 from 41.8% of net sales for the three months ended June 30, 2024, primarily driven by higher margin contribution of modern oral products.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the three months ended June 30, 2025, unallocated costs were $18.5 million compared to $13.3 million in the prior year period, an increase of $5.2 million or 39.6%, primarily driven by joint venture related expenses.

Interest Expense, net:  For the three months ended June 30, 2025, interest expense, net increased $2.1 million compared to the prior year period as a result of the issuance of the 2032 Notes in February 2025 which bear interest at a higher rate and have a higher outstanding principal amount than the 2026 Notes which were repaid with proceeds from the issuance of the 2032 Notes.

Investment Gain (Loss):  For the three months ended June 30, 2025, investment loss decreased $2.5 million compared the prior year period. The investment gain for the three months ended June 30, 2025 is approximately zero, primarily due to gains on marketable securities of $0.7 million, offset by a $0.9 million impairment charge related to our investment in Old Pal. In the prior year period, we recognized $2.5 million of impairment charges on our investments in Old Pal and Bomani.

Income Tax Expense:  Our income tax expense of $4.2 million was 20.0% of income before income taxes for the three months ended June 30, 2025. Our effective income tax rate was 25.5% for the three months ended June 30, 2024. The decrease in tax rate compared to the prior year period is due to the inclusion of permanent tax differences related to stock options that were exercised in the second quarter 2025.

Net Income (Loss) Attributable to Non-Controlling Interest:  Net income (loss) attributable to non-controlling interest was $2.5 million and $(0.1) million, respectively, for the three months ended June 30, 2025 and 2024.  The increase in non-controlling interest compared to the prior year period is due to the consolidation of a joint venture starting in December 2024.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended June 30, 2025 and 2024, was $14.5 million and $13.1 million, respectively.

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

	Six Months Ended June 30,
	2025	2024	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$94,283	$97,178	-3.0%
Stoker’s products	128,787	79,111	62.8%
Total net sales	223,070	176,289	26.5%
Cost of sales	96,837	77,537	24.9%
Gross profit
Zig-Zag products	48,665	54,411	-10.6%
Stoker’s products	77,568	44,341	74.9%
Total gross profit	126,233	98,752	27.8%

Selling, general, and administrative expenses	76,717	58,284	31.6%
Other operating income	-	(1,674)	NM

Operating income
Zig-Zag products	31,672	36,259	-12.7%
Stoker’s products	54,212	33,258	63.0%
Total segment operating income	85,884	69,517	23.5%
Corporate unallocated	(36,368)	(27,375)	32.9%
Total operating income	49,516	42,142	17.5%
Interest expense, net	9,554	6,521	46.5%
Investment (gain) loss	(308)	2,320	-113.3%
Loss on extinguishment of debt	1,235	-	NM
Income from continuing operations before income taxes	39,035	33,301	17.2%
Income tax expense	6,284	8,159	-23.0%
Consolidated net income from continuing operations	32,751	25,142	30.3%
Net income attributable to non-controlling interest	3,876	82	4626.8%
Net income from continuing operations attributable to Turning Point Brands, Inc.	$28,875	$25,060	15.2%

Comparison of the Six Months Ended June 30, 2025, to the Six Months Ended June 30, 2024

Net Sales: For the six months ended June 30, 2025, consolidated net sales increased $46.8 million, or 26.5% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the six months ended June 30, 2025, net sales in the Zig-Zag products segment decreased $2.9 million, or 3.0% compared to the prior year period. The decrease in net sales was driven primarily by declines of $3.5 million in U.S. papers and wraps, $2.1 million in our cigar products and $0.8 million in our Canadian products, partially offset by a $3.8 million increase in the Clipper lighter business. Clipper has not been a focus area for the Company over the past several quarters and the Company was able to sell the majority of its inventory at a discounted rate with extended payment terms.

For the six months ended June 30, 2025, net sales in the Stoker’s products segment increased $49.7 million, or 62.8% compared to the prior year period. For the six months ended June 30, 2025, sales volume of Stoker’s products increased 59.8% compared to the prior year period, which contributed $47.3 million to the increase, and price/product mix increased 3.0% compared to the prior year period, which contributed $2.4 million to the increase. The increase in net sales was primarily driven by $46.1 million of sales in modern oral products and $3.5 million of growth of Stoker’s® MST.

Gross Profit:  For the six months ended June 30, 2025, consolidated gross profit increased $27.5 million, or 27.8% compared to the prior year period. Gross profit as a percentage of net sales increased slightly to 56.6% for the six months ended June 30, 2025, compared to 56.0% for the six months ended June 30, 2024. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment.

For the six months ended June 30, 2025, gross profit in the Zig-Zag products segment decreased $5.7 million, or 10.6% compared to the prior year period. Gross profit as a percentage of net sales decreased to 51.6% of net sales for the six months ended June 30, 2025, from 56.0% of net sales for the six months ended June 30, 2024, driven primarily by sales of Clipper lighters at a discounted rate.

For the six months ended June 30, 2025, gross profit in the Stoker’s products segment increased $33.2 million, or 74.9% compared to the prior year period. Gross profit as a percentage of net sales increased to 60.2% of net sales for the six months ended June 30, 2025, from 56.0% of net sales for the six months ended June 30, 2024, primarily driven by improved contribution margin from modern oral products.

Selling, General, and Administrative Expenses:  For the six months ended June 30, 2025, selling, general, and administrative expenses increased $18.4 million, or 31.6% compared to the prior year period, primarily due to increased shipping and selling costs related to the increase in modern oral sales in the period compared to the prior year period. Selling, general and administrative expenses in the six months ended June 30, 2025, included $3.3 million of stock options, restricted stock and incentives expense, $3.2 million of expense related to PMTA, $0.8 million of elevated non-recurring outbound freight costs due to the ERP transition, $0.7 million of transaction costs, $0.5 million of legal expenses incurred in connection with litigation related to an insurance claim and $0.2 million of expense related to the implementation of the new ERP and CRM systems. Selling, general and administrative expenses in the six months ended June 30, 2024, included $4.0 million of stock options, restricted stock and incentives expense, $1.9 million of expense related to PMTA, $1.5 million of expense related to corporate restructuring, $0.7 million of expense related to the implementation of the new ERP and CRM systems and $0.1 million related to transaction costs.

Other Operating Income: For the six months ended June 30, 2025, other operating income decreased $1.7 million compared to the prior year period due to a federal excise tax refund received in the prior year period that did not repeat in the current year period.

Operating Income:  For the six months ended June 30, 2025, consolidated operating income increased $7.4 million, or 17.5% compared to the prior year period. Operating income as a percentage of net sales decreased to 22.2% of net sales for the six months ended June 30, 2025 from 23.9% of net sales for the six months ended June 30, 2024, primarily driven by increased selling, general and administrative costs.

For the six months ended June 30, 2025, operating income in the Zig-Zag products segment decreased $4.6 million, or 12.7% compared to the prior year period. Operating income as a percentage of net sales decreased to 33.6% of net sales for the six months ended June 30, 2025 from 37.3% of net sales for the six months ended June 30, 2024, primarily driven by sales of Clipper lighters at a discounted rate.

For the six months ended June 30, 2025, operating income in the Stoker’s products segment increased $21.0 million, or 63.0% compared to the prior year period. Operating income as a percentage of net sales increased slightly to 42.1% of net sales for the six months ended June 30, 2025 from 42.0% of net sales for the six months ended June 30, 2024, primarily driven by higher margin contribution of modern oral products.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the six months ended June 30, 2025, unallocated costs were $36.4  million compared to $27.4  million in the prior year period, an increase of $9.0 million, or 32.9%, primarily driven by joint venture related expenses.

Interest Expense, net:  For the six months ended June 30, 2025, interest expense, net increased $3.0 million compared to the prior year period as a result of the issuance of the 2032 Notes in February 2025 which bear interest at a higher rate and have a higher outstanding principal amount than the 2026 Notes which were repaid with proceeds from the issuance of the 2032 Notes.

Investment Gain (Loss):  For the six months ended June 30, 2025, investment gain was $0.3 million compared to a loss of $2.3 million in the prior year period. The $0.3 million investment gain for the six months ended June 30, 2025 is primarily due to gains on marketable securities of $0.7 million, offset by a $0.9 million impairment charge related to our investment in Old Pal. In the prior year period, we recognized $2.5 million of impairment charges on our investments in Old Pal and Bomani.

Loss on Extinguishment of Debt: Loss on extinguishment of debt for the six months ended June 30, 2025 increased $1.2 million compared to the prior year period as a result of the redemption of the 2026 Notes in February 2025.

Income Tax Expense:  Our income tax expense of $6.3 million was 16.1% of income before income taxes for the six months ended June 30, 2025. Our effective income tax rate was 24.5% for the six months ended June 30, 2024. The decrease in tax rate compared to the prior year period is due to the inclusion of permanent tax differences related to the Company's restricted stock units that were issued and stock options that were exercised in the six months ended June 30, 2025.

Net Income Attributable to Non-Controlling Interest:  Net income attributable to non-controlling interest was $3.9 million and $0.1 million, respectively, for the six months ended June 30, 2025 and 2024.  The increase in non-controlling interest compared to the prior year period is due to the consolidation of a joint venture starting in December 2024.

Net Income Attributable to Turning Point Brands, Inc.:  Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the six months ended June 30, 2025 and 2024, was $28.9 million and $25.1 million, respectively.

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

We define “EBITDA” as net income attributable to Turning Point Brands, Inc. before interest expense, gain (loss) on extinguishment of debt, income tax expense, depreciation and amortization. We define “Adjusted EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, income tax expense, depreciation, amortization, other non-cash items and other items we do not consider the ordinary course in our evaluation of ongoing operating performance noted in the reconciliation below. Among other items that we adjust Adjusted EBITDA for is FDA PMTA expense. The Company believes it is appropriate to adjust for this spend as the costs are incurred in connection with what we view as a non-traditional regulatory process that requires applications be submitted for covered products that are already on the market. As a result, Company’s management believes it is most appropriate to assess the performance of the Company’s business – the sale of our various products - without regard to these costs and believes that adjusting for these costs provides investors and the public markets with the most meaningful metrics to assess performance of the business. The Company reconciles its EBITDA metrics to Net income attributable to Turning Point Brands, Inc. because that measure reflects the Company’s portion of the profitability from consolidated joint ventures after removing results attributable to our partners in such joint ventures.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Net income attributable to Turning Point Brands, Inc.	$14,480	$13,007	$28,875	$25,017
Add:
Interest expense, net	5,140	3,042	9,541	6,521
Loss on extinguishment of debt	-	-	1,235	-
Income tax expense	4,244	4,430	6,284	8,159
Depreciation expense	842	814	1,670	1,485
Amortization expense	1,048	456	1,870	868
EBITDA	$25,754	$21,749	$49,475	$42,050
Components of Adjusted EBITDA
Corporate restructuring (a)	-	283	-	1,544
ERP/CRM (b)	-	489	211	627
Stock based compensation (c)	1,628	1,889	3,292	3,951
Transactional expenses and strategic initiatives (d)	569	97	746	127
Non-recurring freight (e)	837	-	837	-
Non-recurring legal (f)	504	-	504	-
FDA PMTA (g)	1,651	997	3,242	1,838
Mark-to-market gain on Canadian inter-company note (h)	(665)	-	(350)	-
Non-cash asset impairment (i)	908	2,722	908	2,722
Gain on investment (j)	(714)	-	(714)	-
FET refund (k)	-	(1,674)	-	(1,674)
Adjusted EBITDA	$30,472	$26,552	$58,151	$51,185

(a)	Represents costs associated with corporate restructuring, including severance and early retirement.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, PRSUs, etc.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents elevated non-recurring outbound freight costs due to ERP transition.
(f)	Represents legal expenses incurred in connection with litigation related to an insurance claim.
(g)

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

(h)	Represents a mark-to-market gain attributable to foreign exchange fluctuation.
(i)	Represents impairment of investment assets.
(j)	Represents gain on investments.
(k)	Represents a federal excise tax refund included in other operating income.

Liquidity and Capital Resources

As of June 30, 2025, we have $109.9 million of cash on hand and $66.5 million of availability under the 2023 ABL Facility. We have no borrowings outstanding under our 2023 ABL Facility as of June 30, 2025. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our adjusted working capital, which we define as current assets less cash and current liabilities, increased $0.6 million compared to the prior year end. Excluding assets and liabilities held for sale at December 31, 2024, our adjusted working capital increased $10.0 million for the quarter ended June 30, 2025. The increase in working capital is primarily the result of a $20.4 million increase in accounts receivable, an $8.8 million increase in inventory and a $5.5 million increase in other current assets, partially offset by an increase of $14.5 million in accounts payable and a $10.2 million increase in accrued liabilities. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

	June 30,	December 31,
(in thousands)	2025	2024

Current assets	$175,292	$152,047
Current liabilities	67,509	44,820
Adjusted working capital	$107,783	$107,227

Cash Flows from Continuing Operations

Our cash flows from continuing operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	Six Months Ended
	June 30,
Cash provided by (used in):	2025	2024
Operating activities	$29,230	$31,074
Investing activities	$(8,626)	$(7,972)
Financing activities	$40,312	$(6,747)

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $29.2 million, a decrease of $1.8 million compared to the prior year period. The decrease is primarily due to unfavorable changes of $6.0 million in working capital and $3.8 million in other assets, partially offset by an increase in net income, net of non-cash items of $8.0 million. The primary drivers of non-cash items were a $2.4 million increase in deferred tax expense, a $1.2 million increase in depreciation and amortization and a $1.2 million increase in loss on extinguishment of debt compared to the prior year period. The decrease in cash from working capital compared to the prior year period was primarily driven by the timing of payments.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $8.6 million, an increase of $0.7 million compared to the prior year period, primarily due to an increase in capital expenditures of $3.3 million, partially offset by net decreases in payments for equity investments of $2.2 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $40.3 million, an increase of $47.1 million compared to the prior year period, primarily due to a net increase in cash of $42.9 million related to the February 2025 issuance of the 2032 Notes and of $1.5 million related to stock compensation activity, as well as $3.1 million of common stock repurchases in the prior year period that did not repeat in 2025.

Dividends and Share Repurchase

A dividend of $0.075 per common share was paid on July 11, 2025, to shareholders of record at the close of business on June 20, 2025.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by $24.6 million on February 24, 2022. On November 6, 2024, the Company's Board of Directors increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. In the six months ended June 30, 2025, there were no repurchases under the share repurchase program. As of June 30, 2025, there was $100.0 million in remaining repurchase authority under the plan.

Long-Term Debt

Notes payable and long-term debt consisted of the following at June 30, 2025 and December 31, 2024, in order of preference:

	June 30,	December 31,
	2025	2024
2032 Notes	$300,000	$-
2026 Notes	-	250,000
Gross notes payable and long-term debt	300,000	250,000
Less deferred finance charges	(6,862)	(1,396)
Notes payable and long-term debt	$293,138	$248,604

2032 Notes

In February 2025, we closed a private offering of $300.0 million aggregate principal amount of 7.625% senior secured notes due to mature on March 15, 2032 (the “2032 Notes”). Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. We used the proceeds from the offering (i) to repay all obligations under and terminate the 2026 Notes (as defined below), (ii) to pay related fees, costs and expenses and (iii) for general corporate purposes. The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each current and future wholly-owned domestic restricted subsidiary of the Company that guaranteed the 2026 Notes (collectively, the “Guarantors” as defined in the indenture governing the 2032 Notes or the “2032 Notes Indenture”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. Proceeds from the offering were approximately $293.0 million.

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

Obligations under the 2026 Notes were guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (the “Guarantors”) that guarantee any credit facility (as defined in the indenture governing the 2026 Notes) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The 2026 Notes and the related guarantees were secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. We were in compliance with all covenants under the 2026 Notes as of December 31, 2024.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $66.5 million based on the borrowing base as of June 30, 2025.

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

Income Statements for the three and six months ended June 30, 2025 and 2024 (unaudited):

	Three Months Ended June 30,
	2025			2024
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$99,905	$16,729	$116,634	$93,228	$(3)	$93,225
Cost of sales	43,468	6,543	50,011	42,827	-	42,827
Gross profit (loss)	56,437	10,186	66,623	50,401	(3)	50,398
Selling, general, and administrative expenses	35,236	5,060	40,296	29,357	(157)	29,200
Other operating income	-	-	-	(1,674)	-	(1,674)
Operating income	21,201	5,126	26,327	22,718	154	22,872
Interest expense (income), net	5,493	(353)	5,140	3,042	-	3,042
Investment (gain) loss	(44)	27	(17)	2,596	(157)	2,439
Income before income taxes	15,752	5,452	21,204	17,080	311	17,391
Income tax expense	3,153	1,091	4,244	4,351	79	4,430
Consolidated net income	12,599	4,361	16,960	12,729	232	12,961
Net income (loss) attributable to non-controlling interest	64	2,416	2,480	(87)	-	(87)
Net income attributable to Turning Point Brands, Inc.	$12,535	$1,945	$14,480	$12,816	$232	$13,048

	Six Months Ended June 30,
	2025			2024
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$192,231	$30,839	$223,070	$176,299	$(10)	$176,289
Cost of sales	84,309	12,528	96,837	77,540	(3)	77,537
Gross profit (loss)	107,922	18,311	126,233	98,759	(7)	98,752
Selling, general, and administrative expenses	67,270	9,447	76,717	58,601	(317)	58,284
Other operating income	-	-	-	(1,674)	-	(1,674)
Operating income	40,652	8,864	49,516	41,832	310	42,142
Interest expense (income), net	10,096	(542)	9,554	6,521	-	6,521
Investment (gain) loss	(345)	37	(308)	2,477	(157)	2,320
Gain on extinguishment of debt	1,235	-	1,235	-	-	-
Income before income taxes	29,666	9,369	39,035	32,834	467	33,301
Income tax expense	4,776	1,508	6,284	8,045	114	8,159
Consolidated net income	24,890	7,861	32,751	24,789	353	25,142
Net (loss) income attributable to non-controlling interest	(257)	4,133	3,876	82	-	82
Net income attributable to Turning Point Brands, Inc.	$25,147	$3,728	$28,875	$24,707	$353	$25,060

Balance Sheet as of June 30, 2025 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$92,833	$17,092	$-	$109,925
Accounts receivable, net	29,374	682	-	30,056
Inventories	101,497	3,512	-	105,009
Other current assets	37,853	2,374	-	40,227
Total current assets	261,557	23,660	-	285,217
Property, plant, and equipment, net	30,982	-	-	30,982
Right of use assets	10,577	-	-	10,577
Deferred financing costs, net	1,501	-	-	1,501
Goodwill	136,104	-	-	136,104
Other intangible assets, net	64,650	-	-	64,650
Master Settlement Agreement (MSA) escrow deposits	29,574	-	-	29,574
Other assets	30,456	6,727	-	37,183
Investment in unrestricted subsidiaries	-	750	(750)	-
Total assets	$565,401	$31,137	$(750)	$595,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,470	$2,699	$-	$26,169
Accrued liabilities	34,741	5,091	1,508	41,340
Total current liabilities	58,211	7,790	1,508	67,509
Deferred tax liabilities, net	1,974	-	-	1,974
Notes payable and long-term debt	293,138	-	-	293,138
Lease liabilities	8,344	-	-	8,344
Total liabilities	361,667	7,790	1,508	370,965

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	203,461	17,373	(2,258)	218,576
Non-controlling interest	273	5,974	-	6,247
Total stockholders’ equity	203,734	23,347	(2,258)	224,823
Total liabilities and stockholders’ equity	$565,401	$31,137	$(750)	$595,788

Balance Sheet as of December 31, 2024:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$37,279	$8,879	$-	$46,158
Accounts receivable, net	9,624	-	-	9,624
Inventories, net	95,378	875	-	96,253
Current assets held for sale	11,470	-	-	11,470
Other current assets	33,599	1,101	-	34,700
Total current assets	187,350	10,855	-	198,205
Property, plant, and equipment, net	26,337	-	-	26,337
Deferred tax assets	995	-	-	995
Right of use assets	11,610	-	-	11,610
Deferred financing costs, net	1,823	-	-	1,823
Goodwill	135,932	-	-	135,932
Other intangible assets, net	65,254	-	-	65,254
Master Settlement Agreement (MSA) escrow deposits	28,676	-	-	28,676
Noncurrent assets held for sale	3,859	-		3,859
Other assets	14,365	6,297	-	20,662
Investment in unrestricted subsidiaries	-	750	(750)	-
Total assets	$476,201	$17,902	$(750)	$493,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,420	$3,255	$-	$11,675
Accrued liabilities	29,540	719	837	31,096
Current liabilities held for sale	2,049	-	-	2,049
Total current liabilities	40,009	3,974	837	44,820
Notes payable and long-term debt	248,604	-	-	248,604
Lease liabilities	9,549	-	-	9,549
Total liabilities	298,162	3,974	837	302,973

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	177,481	12,087	(1,587)	187,981
Non-controlling interest	558	1,841	-	2,399
Total stockholders’ equity	178,039	13,928	(1,587)	190,380
Total liabilities and stockholders’ equity	$476,201	$17,902	$(750)	$493,353

Off-balance Sheet Arrangements

At June 30, 2025, we had no foreign currency contracts outstanding. During 2024, we executed various foreign exchange contracts for the purchase and sale of €3.6 million. At December 31, 2024, we had foreign currency contracts outstanding for the purchase and sale of €2.1 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the quarter ended June 30, 2025, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2024 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2024 Annual Report on Form 10-K filed with the SEC.

Credit Risk

During the six months ended June 30, 2025, there have been no material changes in our exposure to credit risk, as reported within our 2024 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2024 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2025, we issued the 2032 Notes in an aggregate principal amount of $300.0 million. We carry the 2032 Notes at face value. Since the 2032 Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Our remaining debt instrument is the 2023 ABL Facility, which as of June 30, 2025 and the filing date of this report had no borrowings outstanding.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), as of June 30, 2025. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to a material weakness in internal controls over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The material weakness did not result in any identified misstatements to our financial statements for any period, and there were no changes to previously released financial results. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded through testing that these controls are operating effectively.

Remediation Plan

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) completing the implementation of a new ERP system, which was completed in April 2025; (ii) engaging third-party consultants to assist in the review, planning and implementation of systems and tools designed to support the remediation processes; (iii)  developing and maintaining documentation underlying ITGCs; (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems that support our financial reporting processes; (v) providing training for control owners and reviewers with a specific focus on identifying, addressing and documenting risks; and (vi) providing enhanced quarterly reporting on the remediation progress to the Audit Committee of the Board of Directors.

While we have made significant progress in strengthening our internal controls, the previously identified material weakness was not fully remediated as of June 30, 2025. We expect to complete the remediation by the end of fiscal year 2025, as at that time we believe the referenced controls will have been in place for a sufficient period of time to demonstrate operating effectiveness.

Role of the Audit Committee in Material Weakness Remediation

The Audit Committee of the Board of Directors is actively overseeing the remediation of the material weakness. Working closely with management, as well as with the Company’s internal audit, finance teams, and independent auditors, the Audit Committee has and will continue to monitor and evaluate the progress of the remediation throughout the fiscal year ending December 31, 2025. Regular updates on the remediation have been and will continue to be provided to the Board of Directors, with the Audit Committee ensuring management’s testing of the remediated controls is completed as soon as practicable.

Changes in Internal Controls over Financial Reporting

In connection with aspects of our remediation plan, in April 2025 we successfully implemented our new ERP system which is designed to significantly enhance and improve our internal controls. The new ERP system allows improved centralized data and automation of certain business process controls, providing embedded controls, improved segregation of duties and enhanced visibility, reporting and data security. The implementation was subject to various testing and review procedures prior to and after execution. We will continue to monitor our internal control over financial reporting under the new systems, including evaluating the operating effectiveness of related key controls. There were no additional changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022. On November 6, 2024, the Company's Board of Directors increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. As of June 30, 2025, there remains $100.0 million in authority to repurchase shares under the plan. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

During the three months ended June 30, 2025, the Company made no purchases of common stock in connection with the repurchase program described above.

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

101

XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 11, 2025, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: August 11, 2025