Form 10-Q
period 2025-09-30
Turning Point Brands, Inc.
filed 2025-11-05
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

At October 31, 2025, there were 19,070,757 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	(unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$201,189	$46,158
Accounts receivable, net of allowances of $174 in 2025 and $66 in 2024	27,792	9,624
Inventories, net	112,790	96,253
Current assets held for sale	-	11,470
Other current assets	54,665	34,700
Total current assets	396,436	198,205
Property, plant, and equipment, net	33,880	26,337
Deferred tax assets, net	-	995
Right of use assets	12,915	11,610
Deferred financing costs, net	1,341	1,823
Goodwill	136,068	135,932
Other intangible assets, net	64,344	65,254
Master Settlement Agreement (MSA) escrow deposits	29,762	28,676
Noncurrent assets held for sale	-	3,859
Other assets	68,102	20,662
Total assets	$742,848	$493,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,599	$11,675
Accrued liabilities	46,738	31,096
Current liabilities held for sale	-	2,049
Total current liabilities	71,337	44,820
Deferred tax liabilities, net	3,971	-
Notes payable and long-term debt	293,364	248,604
Other long-term liabilities	6,182	-
Lease liabilities	9,841	9,549
Total liabilities	$384,695	$302,973

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,527,900 issued shares and 19,070,757 outstanding shares at September 30, 2025, and 20,200,886 issued shares and 17,729,481 outstanding shares at December 31, 2024	216	202
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	200,376	126,662
Cost of repurchased common stock (1,457,143 shares at September 30, 2025 and 2,471,405 shares at December 31, 2024)	(47,637)	(83,144)
Accumulated other comprehensive loss	(1,900)	(2,903)
Accumulated earnings	192,895	147,164
Non-controlling interest	14,203	2,399
Total stockholders’ equity	358,153	190,380
Total liabilities and stockholders’ equity	$742,848	$493,353

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Income

(dollars in thousands except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$118,979	$90,704	$342,049	$266,993
Cost of sales	48,552	40,309	145,389	117,846
Gross profit	70,427	50,395	196,660	149,147
Selling, general, and administrative expenses	44,542	29,590	121,259	87,874
Other operating income	-	-	-	(1,674)
Operating income	25,885	20,805	75,401	62,947
Other (income) expense, net	(4,941)	-	(4,941)	-
Interest expense, net	3,531	3,831	13,085	10,352
Investment (gain) loss	(817)	(143)	(914)	2,334
(Income) losses from equity method investment	(2,117)	(60)	(2,328)	(217)
Loss on extinguishment of debt	-	-	1,235	-
Income from continuing operations before income taxes	30,229	17,177	69,264	50,478
Income tax expense	6,472	4,652	12,756	12,811
Income from continuing operations	23,757	12,525	56,508	37,667
Loss from discontinued operations, net of tax	-	(165)	-	(208)
Consolidated net income	23,757	12,360	56,508	37,459
Net income (loss) attributable to non-controlling interest	2,677	(16)	6,553	66
Net income attributable to Turning Point Brands, Inc.	$21,080	$12,376	$49,955	$37,393

Basic income per common share:
Continuing operations	$1.16	$0.70	$2.77	$2.12
Discontinued operations	-	-	-	(0.01)
Basic earnings per share	$1.16	$0.70	$2.77	$2.11
Diluted income per common share:
Continuing operations	$1.13	$0.68	$2.70	$1.99
Discontinued operations	-	-	-	-
Diluted earnings per share	$1.13	$0.68	$2.70	$1.99
Weighted average common shares outstanding:
Basic	18,246,722	17,722,855	18,052,798	17,678,257
Diluted	18,708,665	18,448,720	18,474,764	19,600,650

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2025	2024
Consolidated net income	$23,757	$12,360

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $53 in 2025 and $245 in 2024	180	829
Foreign currency translation, net of tax of $0 in 2025 and 2024	88	18
Unrealized gain on derivative instruments, net of tax of $0 in 2025 and $27 in 2024	-	92
Unrealized gain (loss) on investments, net of tax of $30 in 2025 and $0 in 2024	(127)	27
	141	966

Consolidated comprehensive income	23,898	13,326
Comprehensive income (loss) attributable to non-controlling interest	2,677	(16)
Comprehensive income attributable to Turning Point Brands, Inc.	$21,221	$13,342

	Nine Months Ended
	September 30,
	2025	2024
Consolidated net income	$56,508	$37,459

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $258 in 2025 and $226 in 2024	873	572
Foreign currency translation, net of tax of $0 in 2025 and 2024	103	5
Unrealized gain (loss) on derivative instruments, net of tax of $18 in 2025 and $26 in 2024	62	(79)
Unrealized gain (loss) on investments, net of tax of $0 in 2025 and 2024	(32)	27
	1,006	525

Consolidated comprehensive income	57,514	37,984
Comprehensive income attributable to non-controlling interest	6,553	66
Comprehensive income attributable to Turning Point Brands, Inc.	$50,961	$37,918

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$56,508	$37,459
Loss from discontinued operations, net of tax	-	208
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1,235	-
Loss on sale of property, plant, and equipment	47	38
Loss (gain) on investments	(484)	2,722
(Income) losses from equity method investment	(2,328)	(217)
Depreciation and other amortization expense	4,489	3,182
Amortization of other intangible assets	918	913
Amortization of deferred financing costs	1,293	1,947
Deferred income tax expense	4,690	349
Stock compensation expense	5,176	5,720
Noncash lease income	(1,205)	(317)
Loss on MSA investments	-	(14)
Changes in operating assets and liabilities:
Accounts receivable	(18,251)	(447)
Inventories	(16,412)	(8,149)
Other current assets	(19,409)	1,422
Other assets	(10,978)	(814)
Accounts payable	12,709	4,565
Accrued liabilities and other	14,517	(3,659)
Operating cash flows from continuing operations	32,515	44,908
Operating cash flows from discontinued operations	-	4,413
Net cash provided by operating activities	$32,515	$49,321

Cash flows from investing activities:
Capital expenditures	$(10,182)	$(3,516)
Proceeds on the sale of property, plant and equipment	-	3
Payment for equity investments	(2,783)	-
Purchases of investments	(12,876)	(8,865)
Proceeds from sale of investments	5,459	4,520
Purchases of non-marketable equity investments	-	(1,250)
MSA escrow deposits, net	(2)	44
Purchase of option agreement	(8,000)	-
Investing cash flows from continuing operations	(28,384)	(9,064)
Investing cash flows from discontinued operations	-	-
Net cash used in investing activities	$(28,384)	$(9,064)

Cash flows from financing activities:
Redemption of 2026 Notes	$(250,000)	$-
Proceeds from 2032 Notes	300,000	-
At the market offering proceeds	97,499	-
Payment of Convertible Senior Notes	-	(118,541)
Interchange subscription agreement proceeds	11,000	-
Payment of dividends	(4,089)	(3,644)
Payment of financing costs	(7,285)	(133)
Exercise of options	6,106	1,341
Redemption of options	(33)	(328)
Issuance of restricted stock units	2	-
Redemption of restricted stock units	(2,324)	(840)
Issuance of performance based restricted stock units	(1)	-
Redemption of performance based restricted stock units	(2,625)	(1,212)
Common stock repurchased	-	(4,170)
Financing cash flows from continuing operations	148,250	(127,527)
Financing cash flows from discontinued operations	-	-
Net cash provided by (used in) financing activities	$148,250	$(127,527)

Net increase in cash	$152,381	$(87,270)
Effect of foreign currency translation on cash	$(182)	$(29)

Cash, beginning of period:
Unrestricted	$48,941	$117,886
Restricted	1,961	4,929
Total cash at beginning of period	$50,902	$122,815

Cash, end of period:
Unrestricted	$201,189	$33,557
Restricted	1,912	1,959
Total cash at end of period	$203,101	$35,516

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$111	$23
Investment acquired in exchange for net assets held for sale	$10,496	$-

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,465	$1,278

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance July 1, 2025	18,020,862	$205	$130,245	$(83,144)	$(2,010)	$173,280	$6,247	$224,823

Unrealized gain on MSA investments, net of tax of $53	-	-	-	-	180	-	-	180
Foreign currency translation, net of tax of $0	-	-	-	-	57	-	31	88
Unrealized loss on investments, net of tax of $30	-	-	-	-	(127)	-	-	(127)
Stock compensation expense	-	-	1,884	-	-	-	-	1,884
Exercise of options	28,263	1	1,186	-	-	-	-	1,187
Issuance of performance based restricted stock units	-	-	-	-	-	-	-	-
Redemption of performance based restricted stock units	-	-	-	-	-	-	-	-
Issuance of restricted stock units	11,738	-	-	-	-	-	-	-
Redemption of restricted stock units	(4,368)	-	(355)	-	-	-	-	(355)
Interchange subscription agreement contribution	-	-	5,752	-	-	-	5,248	11,000
Issuance of common stock in connection with the At-the-Market Offering Program, net of fees	1,014,262	10	61,664	35,507	-	-	-	97,181
Dividends	-	-	-	-	-	(1,465)	-	(1,465)
Net income	-	-	-	-	-	21,080	2,677	23,757
Ending balance September 30, 2025	19,070,757	$216	$200,376	$(47,637)	$(1,900)	$192,895	$14,203	$358,153

Beginning balance July 1, 2024	17,703,166	$201	$121,948	$(81,144)	$(3,072)	$134,920	$1,095	$173,948

Unrealized gain on MSA investments, net of tax of $245	-	-	-	-	829	-	-	829
Foreign currency translation, net of tax of $0	-	-	-	-	12	-	6	18
Unrealized gain on derivative instruments, net of tax of $27	-	-	-	-	92	-	-	92
Unrealized gain on investments, net of tax of $0	-	-	-	-	27	-	-	27
Stock compensation expense	-	-	1,769	-	-	-	-	1,769
Exercise of options	38,104	1	440	-	-	-	-	441
Redemption of options	(9,055)	-	(324)	-	-	-	-	(324)
Issuance of restricted stock units	11,610	-	-	-	-	-	-	-
Cost of repurchased common stock	(26,978)	-	-	(1,119)	-	-	-	(1,119)
Dividends	-	-	-	-	-	(1,278)	-	(1,278)
Net income	-	-	-	-	-	12,376	(16)	12,360
Ending balance September 30, 2024	17,716,847	$202	$123,833	$(82,263)	$(2,112)	$146,018	$1,085	$186,763

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2025	17,729,481	$202	$126,662	$(83,144)	$(2,903)	$147,164	$2,399	$190,380

Unrealized gain on MSA investments, net of tax of $258	-	-	-	-	873	-	-	873
Foreign currency translation, net of tax of $0	-	-	-	-	100	-	3	103
Unrealized gain on derivative instruments, net of tax of $18	-	-	-	-	62	-	-	62
Unrealized loss on investments, net of tax of $0	-	-	-	-	(32)	-	-	(32)
Stock compensation expense	-	-	5,176	-	-	-	-	5,176
Exercise of options	184,228	2	6,106	-	-	-	-	6,108
Redemption of options	(572)	-	(33)	-	-	-	-	(33)
Issuance of performance based restricted stock units	104,532	1	(2)	-	-	-	-	(1)
Redemption of performance based restricted stock units	(34,196)	-	(2,625)	-	-	-	-	(2,625)
Issuance of restricted stock units	103,612	1	-	-	-	-	-	1
Redemption of restricted stock units	(30,590)	-	(2,324)	-	-	-	-	(2,324)
Interchange subscription agreement contribution	-	-	5,752	-	-	-	5,248	11,000
Issuance of common stock in connection with the At-the-Market Offering Program, net of fees	1,014,262	10	61,664	35,507	-	-	-	97,181
Dividends	-	-	-	-	-	(4,224)	-	(4,224)
Net income	-	-	-	-	-	49,955	6,553	56,508
Ending balance September 30, 2025	19,070,757	$216	$200,376	$(47,637)	$(1,900)	$192,895	$14,203	$358,153

Beginning balance January 1, 2024	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

Unrealized gain on MSA investments, net of tax of $226	-	-	-	-	572	-	-	572
Foreign currency translation, net of tax of $0	-	-	-	-	16	-	(11)	5
Unrealized loss on derivative instruments, net of tax of $26	-	-	-	-	(79)	-	-	(79)
Unrealized gain on investments, net of tax of $0	-	-	-	-	27	-	-	27
Stock compensation expense	-	-	5,720	-	-	-	-	5,720
Exercise of options	99,551	1	1,340	-	-	-	-	1,341
Redemption of options	(9,223)	-	(328)	-	-	-	-	(328)
Issuance of performance based restricted stock units	129,323	1	-	-	-	-	-	1
Redemption of performance based restricted stock units	(48,177)	-	(1,212)	-	-	-	-	(1,212)
Issuance of restricted stock units	101,650	1	78	-	-	-	-	79
Redemption of restricted stock units	(28,081)	-	(840)	-	-	-	-	(840)
Cost of repurchased common stock	(133,873)	-	-	(4,170)	-	-	-	(4,170)
Dividends	-	-	-	-	-	(3,818)	-	(3,818)
Net income	-	-	-	-	-	37,393	66	37,459
Ending balance September 30, 2024	17,716,847	$202	$123,833	$(82,263)	$(2,112)	$146,018	$1,085	$186,763

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

Management of the Company has determined that Turning Point Brands Canada and ALP Supply Co, LLC (“ALP”) are VIEs for which the Company is required to consolidate and determined that the Canadian distribution business acquired by General Wireless Operations, Inc. (refer to Note 9, "Other Assets") is a VIE for which the Company is not required to consolidate. The Company has a controlling financial interest of 65% of the equity in Turning Point Brands Canada, provides additional subordinated financing and has a distribution agreement for the sale of the Company’s products that makes up a significant portion of Turning Point Brands Canada’s business activities. The Company has a 50% equity interest in ALP, provides additional financing, has a supply agreement to be the exclusive provider of product and is the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance, and the right to receive benefits and the obligation to absorb losses. The Company has 49% indirect interest in the Canadian distribution business through the Company's equity interests in General Wireless Operations, Inc. and, through Turning Point Brands Canada, has a variable interest through a purchase option on the equity interests and a management service agreement with the Canadian distribution business. However, the Company does not have the ability to direct the activities that most significantly impact the performance of the business. The majority owner designee to the Board of Directors can terminate the management services agreement, and it may be terminated at any time without cause. Based on the foregoing, management believes in its judgement that the Canadian distribution business is a VIE for which the Company is not required to consolidate. See Note 9 "Other Assets" for further discussion of the acquisition of the Canadian distribution business by General Wireless Operations, Inc. and the terms of the option on its equity interests.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $7.7 million and $4.1 million for the three months ending September 30, 2025 and 2024, respectively, and $22.3 million and $12.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. The Company has begun to receive deposits back from participating states commencing with the deposits from 1999. At September 30, 2025 and December 31, 2024, the Company had on deposit approximately $32.0 million and $32.1 million, respectively, the fair values of which were approximately $29.8 million and $28.7 million, respectively. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, unless there is a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of September 30, 2025				As of December 31, 2024
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,912	$-	$-	$1,912	$1,961	$-	$-	$1,961
U.S. Governmental agency obligations (unrealized position < 12 months)	298	6	-	304	4,168	11	(48)	4,131
U.S. Governmental agency obligations (unrealized position > 12 months)	29,817	82	(2,353)	27,546	25,944	95	(3,455)	22,584
	$32,027	$88	$(2,353)	$29,762	$32,073	$106	$(3,503)	$28,676

As of
Maturities:	September 30, 2025
One to five years	$14,736
Five to ten years	13,424
Greater than ten years	1,955
Total	$30,115

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales	September 30,	December 31,
Year	2025	2024
1999	165	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$32,027	$32,073

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

The Company incurred no income or loss from discontinued operations for the three and nine months ended September 30, 2025. The following table summarizes the loss from discontinued operations included in the Consolidated Statements of Income for the three and nine months ended September 30, 2024.

	Three Months Ended	Nine Months Ended
	September 30, 2024
Net sales	$14,913	$44,194
Cost of sales	11,609	33,888
Gross profit	3,304	10,306
Selling, general, and administrative expenses	3,066	9,059
Depreciation	38	211
Amortization of other intangible assets	475	1,424
Operating loss from discontinued operations	(275)	(388)
Interest income	(58)	(109)
Loss from discontinued operations before income taxes	(217)	(279)
Income tax benefit	(52)	(71)
Loss from discontinued operations	$(165)	$(208)

A summary of the held for sale assets and liabilities included in the Consolidated Balance Sheets follows:

As of December 31, 2024
Current assets:
Cash	$2,783
Inventories, net	5,813
Other current assets	2,874
Current assets held for sale	11,470

Noncurrent assets:
Right of use assets	51
Other intangible assets, net	12,609
Allowance to adjust held for sale assets to fair value	(8,801)
Noncurrent assets held for sale	3,859
Total assets held for sale	$15,329

Current liabilities:
Accounts payable	$532
Accrued liabilities	1,517
Current liabilities held for sale	2,049
Total liabilities held for sale	$2,049

Note 4. Derivative Instruments

Foreign Currency

At September 30, 2025, the Company had no foreign currency contracts outstanding. At December 31, 2024, the Company had foreign currency contracts outstanding for the purchase and sale of €2.1 million. The foreign currency contracts’ fair value at December 31, 2024, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities.

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

Long-Term Debt

The Company's 2032 Notes bear interest at a rate of 7.625% per year. As of September 30, 2025, the fair value approximated $308.4 million, with a carrying value of $300.0 million.

The Company’s 2026 Notes were retired at par on February 20, 2025. As of December 31, 2024, the fair value of the 2026 Notes approximated $251.2 million, with a carrying value of $250.0 million.

See Note 11, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 6. Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2025	2024
Raw materials and work in process	$7,977	$7,699
Leaf tobacco	46,727	35,622
Finished goods - Zig-Zag products	34,252	38,042
Finished goods - Stoker’s products	21,165	12,966
Other	2,669	1,924
Inventories, net	$112,790	$96,253

The valuation allowance to write inventory down to its net realizable value at September 30, 2025 and December 31, 2024 was $18.7 million and $17.6 million, respectively.

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

Note 7. Other Current Assets

Other current assets consist of:

	September 30,	December 31,
	2025	2024
Inventory deposits	$26,844	$5,981
Prepaid taxes	1,293	3,586
Insurance recovery receivable	15,181	15,181
Other	11,347	9,952
Total	$54,665	$34,700

Note 8. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	September 30,	December 31,
	2025	2024
Land	$22	$22
Buildings and improvements	3,839	4,216
Leasehold improvements	8,447	7,983
Machinery and equipment	38,738	31,207
Furniture and fixtures	5,741	4,723
Gross property, plant and equipment	56,787	48,151
Accumulated depreciation	(22,907)	(21,814)
Property, plant and equipment, net	$33,880	$26,337

Note 9. Other Assets

Other assets consist of:

	September 30,	December 31,
	2025	2024
Non-marketable equity investments	$16,838	$1,231
Debt security investments	5,653	6,276
Capitalized software	10,301	7,409
Captive investments - available-for-sale marketable securities	14,699	5,487
Option Agreement	20,516	-
Other	95	259
Total	$68,102	$20,662

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

In  December 2018, the Company acquired a minority interest in General Wireless Operations, Inc. (“GWO”) from SG Gaming LLC for $0.4 million. GWO is a joint venture between the Company and Standard General, LP. On  January 2, 2025, the Company contributed 100% of its interest in SBB, the subsidiary that owned and operated the Company’s former CDS reportable segment, to GWO in exchange for a 49% equity interest. In connection with the transaction, the Company has the right to redeem the contribution of SBB from GWO at fair market value under certain circumstances. The Company also received a purchase option with a 15-year term to acquire the remaining 51% equity interest in GWO. The purchase option includes an initial exercise price of $22.0 million, which may decrease over time based on certain tax sharing payments to Standard General, LP. As a result of this transaction, the Company determined that it no longer has a controlling financial interest in SBB and, as a result, deconsolidated SBB on  January 2, 2025, and accounts for its interest in GWO under the equity method of accounting. On January 2, 2025, the Company contributed net assets valued at $13.3 million to GWO as part of the transaction. Fair value of the Company's interest in GWO was determined utilizing the market approach and the income approach in the form of the discount cash flow method. The results of GWO are recognized through the caption "(income) losses from equity method investment" in the consolidated statements of income. On August 8, 2025, SBB acquired a Canadian distribution business. In connection with this acquisition, 10233625 Canada Corp. (“Turning Point Brands Canada”) purchased an option from SBB to acquire this distribution business for fair market value less the option price. The option becomes exercisable in March 2027. The option price was approximately $20.0 million with approximately $8.0 million paid at closing and the remining paid quarterly over 18 months beginning in February 2026. There is approximately $20.0 million in other assets, $8.0 million paid at closing, $6.1 million in accrued liabilities, and $6.1 million in other long-term liabilities as of September 30, 2025. The distribution business will also pay management fees to Turning Point Brands Canada for services to be provided for up to approximately $7.0 million per annum for a three-year period, as agreed upon in a management service agreement.

In August 2025, the Company and Standard General, LP amended the GWO purchase option held by the Company, delaying the Company's ability to exercise the purchase option until August 2027.

Debt Security Investment

In  July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”), with an additional $1.0 million invested in  July 2022. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in  July of each year. As of September 2025, total interest of $1.1 million has been rolled into the convertible note resulting in a total investment of $10.1 million. The convertible note bears an interest rate of 3.0% per year and matures  July 31, 2027. Interest and principal not paid to date are receivable at maturity, and Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three and nine months ended September 30, 2025 and 2024. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of September 30, 2025. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in its Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the Old Pal investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. Based upon its fair value assessments, the Company determined the fair value of Old Pal to be $6.4 million at December 31, 2024. In the second quarter of 2025, based upon a quantitative fair value assessment, the Company determined the fair value to be $5.6 million and recorded a $0.9 million allowance for credit losses in Investment loss on its Consolidated Statements of Income for the nine months ended September 30, 2025. In the second quarter of 2024, the Company recorded an allowance for credit losses related to its investment in Old Pal of $0.8 million included in investment loss for the nine months ended September 30, 2024. The Company has recorded an accrued interest receivable of $0.1 million and $0.1 million at September 30, 2025 and December 31, 2024, respectively, in Other current assets on its Consolidated Balance Sheets.

Captive Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange, IC, incorporated in the District of Columbia, to write a portion of its insurance coverage, including with respect to general product, and officer and director liability coverages under deductible reinsurance policies. Interchange, IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange, IC is consolidated in the Company’s financial statements. Subsequent to June 30, 2025, Interchange IC received approval from the District of Columbia Department of Insurance, Securities and Banking to operate as a group captive. On July 14, 2025, a third-party investor subscribed $11.0 million for an interest in Interchange IC’s parent company, which contributed the investment to Interchange IC. There is currently no insurance reserve as the claims activity is immaterial and expected to be immaterial for the foreseeable future. As of September 30, 2025, no policy has been underwritten for the benefit of the third-party investor. The group captive will write policies for both companies. The Company will continue to control and consolidate the entity.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, stocks, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table:

	As of September 30, 2025			As of December 31, 2024
		Gross	Estimated		Gross	Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Stocks	$1,638	$278	$1,916	$1,517	$9	$1,526
Exchange traded funds	4,811	(23)	4,788	1,189	(5)	1,184
Corporate bonds	2,808	46	2,854	2,383	50	2,433
Real estate investment trusts	368	6	374	343	1	344
Mutual Funds	4,767	-	4,767	-	-	-
Total	$14,392	$307	$14,699	$5,432	$55	$5,487

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
September 30, 2025
Due within one year	$1,787
Due in one to five years	1,067
Stocks, real estate investment trusts, exchange traded funds and mutual funds	11,845
Total investments at fair value	$14,699

Note 10. Accrued Liabilities

Accrued liabilities consist of:

	September 30,	December 31,
	2025	2024
Accrued payroll and related items	$13,861	$9,564
Customer returns and allowances	5,880	5,160
Taxes payable	3,285	1,357
Lease liabilities	3,966	3,121
Accrued interest	2,089	5,473
Other	17,657	6,421
Total	$46,738	$31,096

Note 11. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	September 30,	December 31,
	2025	2024
2032 Notes	$300,000	$-
2026 Notes	-	250,000
Gross notes payable and long-term debt	300,000	250,000
Less deferred finance charges	(6,636)	(1,396)
Notes payable and long-term debt	$293,364	$248,604

The components of interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense	$6,988	$4,594	$19,254	$15,199
Interest income	(3,457)	(763)	(6,169)	(4,847)
Interest expense, net	$3,531	$3,831	$13,085	$10,352

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $66.6 million based on the borrowing base as of September 30, 2025.

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

Note 12. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2025 was 21.4% and 18.4%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2024 was 27.1% and 25.4%, respectively. The effective tax rate for the nine months ended September 30, 2025 includes permanent tax differences related to the Company's restricted stock units that were issued in the first quarter of 2025 and stock options that were exercised during the nine months ended September 30, 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the potential impact of this legislation and has determined that the legislation will not have a significant impact on its 2025 consolidated financial statements.

In 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 Pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”). ERC is a refundable tax credit for employers who kept employees on their payroll during the COVID-19 Pandemic. The Company applied for the ERC in 2024.

The Company considered the ERC to be a contingent gain. During the quarter ended September 30, 2025, the Company received and recorded an employee retention credit totaling $5.5 million, within the “Other income, net” in our Consolidated Statements of Income.

Note 13. Share Incentive Plans

On  March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards  may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on  March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2025, net of forfeitures, there were 437,087 Restricted Stock Units (“RSUs”), 122,570 options and 94,684 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 735,711 shares available for future grant under the 2021 Plan as of September 30, 2025.

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

Stock option activity for the 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Granted	54,289	27.19	9.21
Exercised	(132,572)	21.36	6.97
Forfeited	(42,878)	38.11	11.94
Outstanding, December 31, 2024	535,790	$30.69	$9.51

Exercised	(184,228)	33.16	10.30
Forfeited	(2,643)	36.11	10.88
Outstanding, September 30, 2025	348,919	$29.34	$9.08

Under the 2015 and 2021 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024, was $7.8million, and $2.0million, respectively.

At September 30, 2025, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10,	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2017	2018	2019	2020	2021
Number of options granted	40,000	93,819	98,100	155,780	155,000	100,000
Options outstanding at September 30, 2025	5,000	23,669	36,367	51,560	33,013	43,100
Number exercisable at September 30, 2025	5,000	23,669	36,367	51,560	33,013	43,100
Exercise price	$13.00	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	1.36	1.63	2.44	3.47	4.47	5.39
Risk free interest rate	1.89%	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	27.44%	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$3.98	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,	March 11,
	2021	2022	2022	2023	2024
Number of options granted	7,500	100,000	14,827	77,519	54,289
Options outstanding at September 30, 2025	2,200	15,929	6,273	77,519	54,289
Number exercisable at September 30, 2025	2,200	15,929	6,273	77,519	54,289
Exercise price	$45.05	$30.46	$31.39	$20.71	$27.19
Remaining lives	5.63	6.46	6.58	7.62	8.45
Risk free interest rate	0.84%	2.10%	2.92%	3.41%	4.06%
Expected volatility	31.50%	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	6.000	5.186	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45	$9.21

The Company records compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. In 2025, the Company has recorded no compensation expense related to the options, which are fully expensed. The Company recorded compensation expense related to the options of approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of September 30, 2025, there are 273,361 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of September 30, 2025.

	February 18,	March 14,	May 4,	March 1,	April 1,	March 3,
	2021	2022	2023	2024	2024	2025
Number of PRSUs granted	100,000	49,996	133,578	111,321	8,242	41,137
PRSUs outstanding at September 30, 2025	63,540	19,680	67,511	74,899	6,594	41,137
Fair value as of grant date	$51.75	$30.46	$22.25	$26.52	$29.12	$70.34
Remaining lives	0.25	1.25	0.25	1.25	1.25	2.25

The Company records compensation expense related to the PRSUs based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $0.8 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. Total unrecognized compensation expense related to these awards at September 30, 2025, is $3.1 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 158,982 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of September 30, 2025.

	March 14,	April 29,	May 5,	March 1,	April 1,	March 3,	March 5,	May 8,	July 14,
	2022	2022	2023	2024	2024	2025	2025	2025	2025
Number of RSUs granted	50,004	4,522	130,873	105,257	5,495	36,843	14,921	8,464	1,341
RSUs outstanding at September 30, 2025	16,968	1,263	29,007	47,418	3,627	35,973	14,921	8,464	1,341
Fair value as of grant date	$30.46	$31.39	$22.25	$26.52	$29.12	$70.34	$67.02	$75.66	$74.61
Remaining lives	1.25	1.25	0.50	1.50	1.50	2.50	0.50	0.75	2.94

The Company records compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $1.1 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $2.7 million for the nine months ended September 30, 2025 and 2024 respectively. Total unrecognized compensation expense related to RSUs at September 30, 2025, is $3.1 million, which will be expensed over 1.72 years.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2025			2024
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Income from continuing operations less non-controlling interest	$21,080		$1.16	$12,541		$0.70
Loss from discontinued operations, net of tax	-		-	(165)		-
Net income attributable to Turning Point Brands, Inc.	$21,080		$1.16	$12,376		$0.70

Denominator
Weighted average		18,246,722			17,722,855

Diluted EPS:
Numerator
Income from continuing operations less non-controlling interest	$21,080			$12,541
Interest expense related to Convertible Senior Notes, net of tax	-			143
Diluted income from continuing operations	21,080		$1.13	12,684		$0.68
Loss from discontinued operations, net of tax	$-		-	$(165)		-
Diluted net income	$21,080		$1.13	$12,519		$0.68

Denominator
Basic weighted average		18,246,722			17,722,855
Convertible Senior Notes		-			345,562
Stock options and restricted stock units (1)		461,943			380,303
		18,708,665			18,448,720

	Nine Months Ended September 30,
	2025			2024
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Income from continuing operations less non-controlling interest	$49,955		$2.77	$37,601		$2.12
Loss from discontinued operations, net of tax	-		-	(208)		(0.01)
Net income attributable to Turning Point Brands, Inc.	$49,955		$2.77	$37,393		$2.11

Denominator
Weighted average		18,052,798			17,678,257

Diluted EPS:
Numerator
Income from continuing operations less non-controlling interest	$49,955			$37,601
Interest expense related to Convertible Senior Notes, net of tax	-			1,566
Diluted income from continuing operations	49,955		$2.70	39,167		$1.99
Loss from discontinued operations, net of tax	$-		-	$(208)		-
Diluted net income	$49,955		$2.70	$38,959		$1.99

Denominator
Basic weighted average		18,052,798			17,678,257
Convertible Senior Notes		-			1,594,546
Stock options and restricted stock units (1)		421,966			327,847
		18,474,764			19,600,650

(1)

There were outstanding stock options of $0.0 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.0 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

The tables below present financial information about reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales
Zig-Zag products	$44,154	$49,324	$138,441	$146,502
Stoker’s products	74,825	41,380	203,608	120,491
Total	$118,979	$90,704	$342,049	$266,993

Cost of Sales
Zig-Zag products	$18,768	$22,000	$64,386	$64,765
Stoker’s products	29,784	18,309	81,003	53,081
Total	$48,552	$40,309	$145,389	$117,846

Gross profit
Zig-Zag products	$25,386	$27,324	$74,055	$81,737
Stoker’s products	45,041	23,071	122,605	67,410
Total	$70,427	$50,395	$196,660	$149,147

Other segment items (1)
Zig-Zag products	$9,805	$9,946	$26,797	$28,100
Stoker’s products	15,771	5,909	39,090	16,990
Total	$25,576	$15,855	$65,887	$45,090

Operating income (loss)
Zig-Zag products	$15,581	$17,378	$47,258	$53,637
Stoker’s products	29,270	17,162	83,515	50,420
Total segment operating income	$44,851	$34,540	$130,773	$104,057
Corporate unallocated (2)(3)	(18,966)	(13,735)	(55,372)	(41,110)
Total	$25,885	$20,805	$75,401	$62,947

Other (income) expense, net	(4,941)	-	(4,941)
Interest expense, net	3,531	3,831	13,085	10,352
Investment (gain) loss	(817)	(143)	(914)	2,334
(Income) losses from equity method investment	(2,117)	(60)	(2,328)	(217)
Loss on extinguishment of debt	-	-	1,235	-

Income from continuing operations before income taxes	$30,229	$17,177	$69,264	$50,478

Capital expenditures
Zig-Zag products	$317	$212	$337	$2,659
Stoker’s products	3,646	5	9,845	857
Total	$3,963	$217	$10,182	$3,516

Depreciation and amortization
Zig-Zag products	$275	$481	$831	$1,096
Stoker’s products	1,625	1,191	4,576	2,999
Total	$1,900	$1,672	$5,407	$4,095

(1)	Includes primarily selling and marketing costs.
(2)	Includes corporate costs that are not allocated to any of the two reportable segments.
(3)

Includes costs related to FDA premarket tobacco product application (“PMTA”) of $0.5 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and $3.7 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively.

	September 30,	December 31,
	2025	2024
Assets
Zig-Zag products	$255,947	$224,052
Stoker’s products	264,687	197,038
Assets held for sale	-	15,329
Corporate unallocated (1)	222,214	56,934
Total	$742,848	$493,353

(1)	Includes assets not assigned to the two reportable segments. All goodwill has been allocated to the reportable segments.

Net Sales: Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Domestic	$107,255	$82,721	$315,929	$243,518
Foreign	11,724	7,983	26,120	23,475
Total	$118,979	$90,704	$342,049	$266,993

Note 17. Dividends and Shares Repurchases

A dividend of $0.075 per common share was paid on  October 10, 2025, to shareholders of record at the close of business on September 19, 2025.

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

On  February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On  October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on  February 24, 2022. On  November 6, 2024, the Company's Board of Directors increased the share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. For the nine months ended September 30, 2025, there were no repurchases under the share repurchase program.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. The Company is filing an amendment to the prospectus supplement to increase the aggregate dollar amount of shares of common stock that it may sell under the ATM Program by an additional $200,000,000. Between August 15, 2025, and September 11, 2025, the Company sold 1,014,262 shares of our Common Stock under the ATM Program at an average selling price of $98.59 per share for gross proceeds of $100.0 million, less underwriter's commission and expenses of approximately $2.5 million, for net proceeds of $97.5 million. The shares were issued from repurchased common stock on a first in first out basis. The Company recorded the gain, corresponding to the difference in between the reacquisition cost of treasury stock and the value of treasury stock reissued, into APIC within the Consolidated Statements of Changes in Stockholders' Equity.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2024, and as compared with the three and nine months ended September 30, 2024. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”).

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

Discontinued Operations

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (“SBB”), the subsidiary that owned and operated the Company's former Creative Distribution Solutions (“CDS”) reportable segment, to General Wireless Operations, Inc. (“GWO”) in exchange for 49% of the issued and outstanding GWO common stock. GWO is a joint venture between the Company and Standard General, LP entered into in December 2018. CDS marketed and distributed liquid nicotine and ancillary products without tobacco and/or nicotine.

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

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

(in thousands)	Three Months Ended September 30,
	2025	2024	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$44,154	$49,324	-10.5%
Stoker’s products	74,825	41,380	80.8%
Total net sales	118,979	90,704	31.2%
Cost of sales	48,552	40,309	20.4%
Gross profit
Zig-Zag products	25,386	27,324	-7.1%
Stoker’s products	45,041	23,071	95.2%
Total gross profit	70,427	50,395	39.7%

Selling, general, and administrative expenses	44,542	29,590	50.5%

Operating income
Zig-Zag products	15,581	17,378	-10.3%
Stoker’s products	29,270	17,162	70.6%
Total segment operating income	44,851	34,540	29.9%
Corporate unallocated	(18,966)	(13,735)	38.1%
Total operating income	25,885	20,805	24.4%
Other (income) expense, net	(4,941)	-	NM
Interest expense, net	3,531	3,831	-7.8%
Investment (gain) loss	(817)	(143)	471.3%
(Income) losses from equity method investment	(2,117)	(60)	NM
Income from continuing operations before income taxes	30,229	17,177	76.0%
Income tax expense	6,472	4,652	39.1%
Consolidated net income from continuing operations	23,757	12,525	89.7%
Net income (loss) attributable to non-controlling interest	2,677	(16)	NM
Net income from continuing operations attributable to Turning Point Brands, Inc.	$21,080	$12,541	68.1%

Comparison of the Three Months Ended September 30, 2025, to the Three Months Ended September 30, 2024

Net Sales: For the three months ended September 30, 2025, consolidated net sales increased $28.3 million, or 31.2% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the three months ended September 30, 2025, net sales in the Zig-Zag products segment decreased $5.2 million, or 10.5% compared to the prior year period. The decrease in net sales was driven primarily by declines of $5.5 million in U.S. papers and wraps, and $1.8 million in the Clipper lighter business, partially offset by a $2.4 million increase in our Canadian products. Clipper has not been a focus area for the Company over the past several quarters and the Company was able to sell the majority of its inventory at a discounted rate with extended payment terms. We do not expect meaningful additional revenue from Clipper in future periods.

For the three months ended September 30, 2025, net sales in the Stoker’s products segment increased $33.4 million, or 80.8% compared to the prior year period. For the three months ended September 30, 2025, sales volume of Stoker’s products increased 69.0% compared to the prior year period, which contributed $28.5 million to the increase, and price/product mix increased 11.8% compared to the prior year period, which contributed $4.9 million to the increase. The increase in net sales was primarily driven by $31.6 million of growth in modern oral products and $1.4 million of growth of Stoker’s® MST.

Gross Profit: For the three months ended September 30, 2025, consolidated gross profit increased $20.0 million, or 39.7% compared to the prior year period. Gross profit as a percentage of net sales increased to 59.2% for the three months ended September 30, 2025, compared to 55.6% for the three months ended September 30, 2024. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment and improved margin contribution from modern oral products.

For the three months ended September 30, 2025, gross profit in the Zig-Zag products segment decreased $1.9 million, or 7.1% compared to the prior year period. Gross profit as a percentage of net sales increased to 57.5% of net sales for the three months ended September 30, 2025, from 55.4% of net sales for the three months ended September 30, 2024, driven primarily by product mix.

For the three months ended September 30, 2025, gross profit in the Stoker’s products segment increased $22.0 million, or 95.2% compared to the prior year period. Gross profit as a percentage of net sales increased to 60.2% of net sales for the three months ended September 30, 2025, from 55.8% of net sales for the three months ended September 30, 2024, primarily driven by improved margin contribution from modern oral products.

Selling, General, and Administrative Expenses: For the three months ended September 30, 2025, selling, general, and administrative expenses increased $15.0 million, or 50.5% compared to the prior year period, primarily due to increased shipping and selling costs related to the increase in modern oral sales in the quarter compared to the prior year period. Selling, general and administrative expenses in the three months ended September 30, 2025, included $0.5 million of expense related to PMTA, $1.9 million of stock options, restricted stock and incentives expense, $0.4 million of legal expenses incurred in connection with litigation related to an insurance claim, $0.8 million of transaction costs and $0.2 million of expense related to corporate restructuring. Selling, general and administrative expenses in the three months ended September 30, 2024, included $1.8 million of stock options, restricted stock and incentives expense, $1.2 million of expense related to PMTA, $0.9 million of transaction costs, $0.2 million of expense related to the implementation of the new ERP and CRM systems, and $0.2 million of expense related to corporate restructuring.

Operating Income: For the three months ended September 30, 2025, consolidated operating income increased $5.1 million, or 24.4% compared to the prior year period. Operating income as a percentage of net sales decreased to 21.8% of net sales for the three months ended September 30, 2025 from 22.9% of net sales for the three months ended September 30, 2024, primarily driven by increased selling, general and administrative costs.

For the three months ended September 30, 2025, operating income in the Zig-Zag products segment decreased $1.8 million, or 10.3% compared to the prior year period. Operating income as a percentage of net sales increased to 35.3% of net sales for the three months ended September 30, 2025 from 35.2% of net sales for the three months ended September 30, 2024, primarily driven by improved margins on product mix.

For the three months ended September 30, 2025, operating income in the Stoker’s products segment increased $12.1 million, or 70.6% compared to the prior year period. Operating income as a percentage of net sales decreased to 39.1% of net sales for the three months ended September 30, 2025 from 41.5% of net sales for the three months ended September 30, 2024, primarily driven by higher margin contribution of modern oral products offset by higher marketing costs to drive sales.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the three months ended September 30, 2025, unallocated costs were $19.0 million compared to $13.7 million in the prior year period, an increase of $5.2 million or 38.1%, primarily driven by joint venture related expenses.

Other (income) expense, net: For the three months ended September 30, 2025, other income increased $4.9 million compared to the prior year period due to an employee retention credit refund received in the current year period that was not applicable in the prior year period.

Interest Expense, net: For the three months ended September 30, 2025, interest expense, net decreased $0.3 million compared to the prior year period as a result of interest income generated from the employee retention credit received in the current year period.

Investment Gain (Loss): For the three months ended September 30, 2025, investment gain increased $0.7 million compared to the prior year period. The investment gain for the three months ended September 30, 2025, is primarily due to the gain on the sale of an available-for-sale marketable security.

(Income) losses from equity method investment: For the three months ended September 30, 2025, income from investments in equity securities increased $2.1 million compared to the prior year period as a result of the acquisition of the Canadian distribution business by GWO.

Income Tax Expense: Our income tax expense of $6.5 million was 21.4% of income before income taxes for the three months ended September 30, 2025. Our effective income tax rate was 27.1% for the three months ended September 30, 2024. The decrease in tax rate compared to the prior year period is due to the inclusion of permanent tax differences related to stock options that were exercised in the third quarter 2025.

Net Income (Loss) Attributable to Non-Controlling Interest: Net income (loss) attributable to non-controlling interest was $2.7 million and $0.0 million, respectively, for the three months ended September 30, 2025 and 2024. The increase in non-controlling interest compared to the prior year period is due to the consolidation of a joint venture starting in December 2024.

Net Income Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended September 30, 2025 and 2024, was $21.1 million and $12.5 million, respectively.

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

	Nine Months Ended September 30,
	2025	2024	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$138,441	$146,502	-5.5%
Stoker’s products	203,608	120,491	69.0%
Total net sales	342,049	266,993	28.1%
Cost of sales	145,389	117,846	23.4%
Gross profit
Zig-Zag products	74,055	81,737	-9.4%
Stoker’s products	122,605	67,410	81.9%
Total gross profit	196,660	149,147	31.9%

Selling, general, and administrative expenses	121,259	87,874	38.0%
Other operating income	-	(1,674)	NM

Operating income
Zig-Zag products	47,258	53,637	-11.9%
Stoker’s products	83,515	50,420	65.6%
Total segment operating income	130,773	104,057	25.7%
Corporate unallocated	(55,372)	(41,110)	34.7%
Total operating income	75,401	62,947	19.8%
Other (income) expense, net	(4,941)	-	NM
Interest expense, net	13,085	10,352	26.4%
Investment (gain) loss	(914)	2,334	-139.2%
(Income) losses from equity method investment	(2,328)	(217)	NM
Loss on extinguishment of debt	1,235	-	NM
Income from continuing operations before income taxes	69,264	50,478	37.2%
Income tax expense	12,756	12,811	-0.4%
Consolidated net income from continuing operations	56,508	37,667	50.0%
Net income attributable to non-controlling interest	6,553	66	NM
Net income from continuing operations attributable to Turning Point Brands, Inc.	$49,955	$37,601	32.9%

Comparison of the Nine Months Ended September 30, 2025, to the Nine Months Ended September 30, 2024

Net Sales: For the nine months ended September 30, 2025, consolidated net sales increased $75.1 million, or 28.1% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the nine months ended September 30, 2025, net sales in the Zig-Zag products segment decreased $8.1 million, or 5.5% compared to the prior year period. The decrease in net sales was driven primarily by declines of $8.9 million in U.S. papers and wraps, $2.5 million in our cigar products, partially offset by an increase of $2.0 million in the Clipper lighter business and a $1.6 million increase in our Canadian products. Clipper has not been a focus area for the Company over the past several quarters and the Company was able to sell the majority of its inventory at a discounted rate with extended payment terms.

For the nine months ended September 30, 2025, net sales in the Stoker’s products segment increased $83.1 million, or 69.0% compared to the prior year period. For the nine months ended September 30, 2025, sales volume of Stoker’s products increased 62.9% compared to the prior year period, which contributed $75.8 million to the increase, and price/product mix increased 6.1% compared to the prior year period, which contributed $7.3 million to the increase. The increase in net sales was primarily driven by $77.7 million of sales in modern oral products and $5.0 million of growth of Stoker’s® MST.

Gross Profit: For the nine months ended September 30, 2025, consolidated gross profit increased $47.5 million, or 31.9% compared to the prior year period. Gross profit as a percentage of net sales increased to 57.5% for the nine months ended September 30, 2025, compared to 55.9% for the nine months ended September 30, 2024. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment as a result of improved contribution margin from modern oral products.

For the nine months ended September 30, 2025, gross profit in the Zig-Zag products segment decreased $7.7 million, or 9.4% compared to the prior year period. Gross profit as a percentage of net sales decreased to 53.5% of net sales for the nine months ended September 30, 2025, from 55.8% of net sales for the nine months ended September 30, 2024, driven primarily by sales of Clipper lighters at a discounted rate.

For the nine months ended September 30, 2025, gross profit in the Stoker’s products segment increased $55.2 million, or 81.9% compared to the prior year period. Gross profit as a percentage of net sales increased to 60.2% of net sales for the nine months ended September 30, 2025, from 55.9% of net sales for the nine months ended September 30, 2024, primarily driven by improved contribution margin from modern oral products.

Selling, General, and Administrative Expenses: For the nine months ended September 30, 2025, selling, general, and administrative expenses increased $33.4 million, or 38.0% compared to the prior year period, primarily due to increased shipping and selling costs related to the increase in modern oral sales in the period compared to the prior year period. Selling, general and administrative expenses in the nine months ended September 30, 2025, included $5.2 million of stock options, restricted stock and incentives expense, $3.7 million of expense related to PMTA, $0.8 million of elevated non-recurring outbound freight costs due to the ERP transition, $1.6 million of transaction costs, $0.9 million of legal expenses incurred in connection with litigation related to an insurance claim and $0.2 million of expense related to the implementation of the new ERP and CRM systems. Selling, general and administrative expenses in the nine months ended September 30, 2024, included $5.7 million of stock options, restricted stock and incentives expense, $3.1 million of expense related to PMTA, $1.7 million of expense related to corporate restructuring, $1.0 million related to transaction costs and $0.8 million of expense related to the implementation of the new ERP and CRM systems.

Other Operating Income: For the nine months ended September 30, 2025, other operating income decreased $1.7 million compared to the prior year period due to a federal excise tax refund received in the prior year period that did not repeat in the current year period.

Operating Income: For the nine months ended September 30, 2025, consolidated operating income increased $12.5 million, or 19.8% compared to the prior year period. Operating income as a percentage of net sales decreased to 22.0% of net sales for the nine months ended September 30, 2025 from 23.6% of net sales for the nine months ended September 30, 2024, primarily driven by increased selling, general and administrative costs.

For the nine months ended September 30, 2025, operating income in the Zig-Zag products segment decreased $6.4 million, or 11.9% compared to the prior year period. Operating income as a percentage of net sales decreased to 34.1% of net sales for the nine months ended September 30, 2025 from 36.6% of net sales for the nine months ended September 30, 2024, primarily driven by sales of Clipper lighters at a discounted rate.

For the nine months ended September 30, 2025, operating income in the Stoker’s products segment increased $33.1 million, or 65.6% compared to the prior year period. Operating income as a percentage of net sales decreased slightly to 41.0% of net sales for the nine months ended September 30, 2025 from 41.8% of net sales for the nine months ended September 30, 2024, primarily driven by higher margin contribution of modern oral products offset by higher marketing costs to drive sales.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the nine months ended September 30, 2025, unallocated costs were $55.4 million compared to $41.1 million in the prior year period, an increase of $14.3 million, or 34.7%, primarily driven by joint venture related expenses.

Other (income) expense, net: For the nine months ended September 30, 2025, other income increased $4.9 million compared to the prior year period due to an employee retention credit refund received in the current year period that was not applicable in the prior year period.

Interest Expense, net: For the nine months ended September 30, 2025, interest expense, net increased $2.7 million compared to the prior year period as a result of the issuance of the 2032 Notes in February 2025 which bear interest at a higher rate and have a higher outstanding principal amount than the 2026 Notes which were repaid with proceeds from the issuance of the 2032 Notes partially offset by interest income generated by the employee retention credit received in the period.

Investment Gain (Loss): For the nine months ended September 30, 2025, investment gain was $0.9 million compared to a loss of $2.3 million in the prior year period. The $0.9 million investment gain for the nine months ended September 30, 2025, is primarily due to gains on available-for-sale marketable securities of $1.4 million, offset by a $0.9 million impairment charge related to our investment in Old Pal. In the prior year period, we recognized impairment charges on our investments of $1.8 million for Bomani and $0.8 million for Old Pal.

(Income) Losses from Equity Method Investment: For the nine months ended September 30, 2025, income from investments in equity securities increased $2.1 million compared to the prior year period as a result of the acquisition of the Canadian distribution business by GWO.

Loss on Extinguishment of Debt: Loss on extinguishment of debt for the nine months ended September 30, 2025 increased $1.2 million compared to the prior year period as a result of the redemption of the 2026 Notes in February 2025.

Income Tax Expense: Our income tax expense of $12.8 million was 18.4% of income before income taxes for the nine months ended September 30, 2025. Our effective income tax rate was 25.4% for the nine months ended September 30, 2024. The decrease in tax rate compared to the prior year period is due to the inclusion of permanent tax differences related to the Company's restricted stock units that were issued and stock options that were exercised in the nine months ended September 30, 2025.

Net Income Attributable to Non-Controlling Interest: Net income attributable to non-controlling interest was $6.6 million and $0.1 million, respectively, for the nine months ended September 30, 2025 and 2024.  The increase in non-controlling interest compared to the prior year period is due to the consolidation of a joint venture starting in December 2024.

Net Income Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the nine months ended September 30, 2025 and 2024, was $50.0 million and $37.6 million, respectively.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to Turning Point Brands, Inc.	$21,080	$12,376	$49,955	$37,393
Add:
Interest expense, net	3,653	3,831	13,194	10,352
Loss on extinguishment of debt	-	-	1,235	-
Income tax expense	6,694	4,652	12,978	12,811
Depreciation expense	814	943	2,484	2,498
Amortization expense	1,132	729	3,003	1,597
EBITDA	$33,373	$22,531	$82,849	$64,651
Components of Adjusted EBITDA
Corporate restructuring (a)	233	186	233	1,730
ERP/CRM (b)	-	154	211	781
Stock based compensation (c)	1,884	1,769	5,176	5,720
Transactional expenses and strategic initiatives (d)	820	873	1,566	1,000
Non-recurring freight (e)	-	-	837	-
Non-recurring legal (f)	437	-	941	-
FDA PMTA (g)	482	1,242	3,724	3,080
Mark-to-market gain on Canadian inter-company note (h)	(10)	-	(360)	-
Non-cash asset impairment (i)	-	-	908	2,722
Gain on investment (j)	(678)	-	(1,392)	-
FET refund (k)	-	-	-	(1,674)
ERC refund (l)	(5,451)	-	(5,451)	-
Honorarium (m)	255	-	255	-
Adjusted EBITDA	$31,345	$26,755	$89,497	$78,010

(a)	Represents costs associated with corporate restructuring, including severance and early retirement.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, PRSUs, etc.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents elevated non-recurring outbound freight costs due to ERP transition.
(f)	Represents legal expenses incurred in connection with litigation related to an insurance claim.
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

(h)	Represents a mark-to-market gain attributable to foreign exchange fluctuation.
(i)	Represents impairment of investment assets.
(j)	Represents gain on investments.
(k)	Represents a federal excise tax refund included in other operating income.
(l)	Represents an employee retention credit refund received included in other (income) expense, net.
(m)	Represents an honorarium gift included in other (income) expense, net.

Liquidity and Capital Resources

As of September 30, 2025, we have $201.2 million of cash on hand and $66.6 million of availability under the 2023 ABL Facility. We have no borrowings outstanding under our 2023 ABL Facility as of September 30, 2025. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our adjusted working capital, which we define as current assets less cash and current liabilities, increased $16.7 million compared to the prior year end. Excluding assets and liabilities held for sale at December 31, 2024, our adjusted working capital increased $26.1 million for the quarter ended September 30, 2025. The increase in working capital is primarily the result of a $18.2 million increase in accounts receivable, an $16.5 million increase in inventory and a $20.0 million increase in other current assets, partially offset by an increase of $12.9 million in accounts payable and a $15.6 million increase in accrued liabilities. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. The Company is filing an amendment to the prospectus supplement to increase the aggregate dollar amount of shares of common stock that it may sell under the ATM Program by an additional $200,000,000. Between August 15, 2025, and September 11, 2025, the Company sold 1,014,262 shares of our Common Stock under the ATM Program at an average selling price of $98.59 per share for gross proceeds of $100.0 million, less underwriter's commission and expenses of approximately $2.5 million, for net proceeds of $97.5 million.

	September 30,	December 31,
(in thousands)	2025	2024

Current assets	$195,247	$152,047
Current liabilities	71,337	44,820
Adjusted working capital	$123,910	$107,227

Cash Flows from Continuing Operations

Our cash flows from continuing operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	Nine Months Ended
	September 30,
Cash provided by (used in):	2025	2024
Operating activities	$32,515	$44,908
Investing activities	$(28,384)	$(9,064)
Financing activities	$148,250	$(127,527)

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $32.5 million, a decrease of $12.4 million compared to the prior year period. The decrease is primarily due to unfavorable changes of $20.6 million in working capital and $10.2 million in other assets, partially offset by an increase in net income, net of non-cash items of $18.3 million. The primary drivers of non-cash items were a $4.3 million increase in deferred tax expense, a $1.3 million increase in depreciation and amortization, a $3.2 million decrease in loss on investments, a $2.3 million decrease in income from equity method investment and a $1.2 million increase in loss on extinguishment of debt compared to the prior year period. The decrease in cash from working capital compared to the prior year period was primarily driven by the timing of payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $28.4 million, an increase of $19.3 million compared to the prior year period, primarily due to the purchase of the option by Turning Point Brands Canada to acquire the Canadian distribution business for $8 million, an increase in capital expenditures of $6.7 million, an increase of $4.0 million for purchases of investments, $1.5 million increase for purchases of non-marketable equity investments, partially offset by an increase of $1.0 million for proceeds from the sales of investments.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $148.3 million, an increase of $275.8 million compared to the prior year period, primarily due to a net increase in cash of $42.8 million related to the February 2025 issuance of the 2032 Notes, an increase of $11.0 million from Interchange subscription agreement proceeds, $97.5 million increase related to ATM Program proceeds, and $2.2 million related to stock compensation activity, as well as $4.2 million of common stock repurchases in the prior year period that did not repeat in 2025.

Dividends and Shares Repurchases

A dividend of $0.075 per common share was paid on October 10, 2025, to shareholders of record at the close of business on September 19, 2025.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by $24.6 million on February 24, 2022. On November 6, 2024, the Company's Board of Directors increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. For the nine months ended September 30, 2025, there were no repurchases under the share repurchase program. As of September 30, 2025, there was $100.0 million in remaining repurchase authority under the plan.

Long-Term Debt

Notes payable and long-term debt consisted of the following at September 30, 2025 and December 31, 2024, in order of preference:

	September 30,	December 31,
	2025	2024
2032 Notes	$300,000	$-
2026 Notes	-	250,000
Gross notes payable and long-term debt	300,000	250,000
Less deferred finance charges	(6,636)	(1,396)
Notes payable and long-term debt	$293,364	$248,604

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $66.6 million based on the borrowing base as of September 30, 2025.

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

Income Statements for the three and nine months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended September 30,
	2025			2024
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$97,714	$21,265	$118,979	$90,704	$-	$90,704
Cost of sales	40,414	8,138	48,552	40,322	(13)	40,309
Gross profit (loss)	57,300	13,127	70,427	50,382	13	50,395
Selling, general, and administrative expenses	36,170	8,372	44,542	29,743	(153)	29,590
Other operating income	-	-	-	-	-	-
Operating income	21,130	4,755	25,885	20,639	166	20,805
Other (income) expense, net	(4,941)	-	(4,941)	-	-	-
Interest expense (income), net	3,905	(374)	3,531	3,978	(147)	3,831
Investment (gain) loss	(139)	(678)	(817)	(143)	-	(143)
(Income) losses from equity method investment	(2,147)	30	(2,117)	-	(60)	(60)
Income before income taxes	24,452	5,777	30,229	16,804	373	17,177
Income tax expense	5,235	1,237	6,472	4,551	101	4,652
Consolidated net income	19,217	4,540	23,757	12,253	272	12,525
Net income (loss) attributable to non-controlling interest	444	2,233	2,677	(16)	-	(16)
Net income attributable to Turning Point Brands, Inc.	$18,773	$2,307	$21,080	$12,269	$272	$12,541

	Nine Months Ended September 30,
	2025			2024
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$289,945	$52,104	$342,049	$267,003	$(10)	$266,993
Cost of sales	124,723	20,666	145,389	117,862	(16)	117,846
Gross profit (loss)	165,222	31,438	196,660	149,141	6	149,147
Selling, general, and administrative expenses	103,440	17,819	121,259	88,344	(470)	87,874
Other operating income	-	-	-	(1,674)	-	(1,674)
Operating income	61,782	13,619	75,401	62,471	476	62,947
Other (income) expense, net	(4,941)	-	(4,941)	-	-	-
Interest expense (income), net	14,001	(916)	13,085	10,602	(250)	10,352
Investment (gain) loss	(236)	(678)	(914)	2,334	-	2,334
(Income) losses from equity method investment	(2,184)	67	(2,117)	-	(217)	(217)
Gain on extinguishment of debt	1,235	-	1,235	-	-	-
Income before income taxes	54,118	15,146	69,264	49,535	943	50,478
Income tax expense	9,967	2,789	12,756	12,572	239	12,811
Consolidated net income	44,151	12,357	56,508	36,963	704	37,667
Net (loss) income attributable to non-controlling interest	187	6,366	6,553	66	-	66
Net income attributable to Turning Point Brands, Inc.	$43,964	$5,991	$49,955	$36,897	$704	$37,601

Balance Sheet as of September 30, 2025 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$167,917	$33,272	$-	$201,189
Accounts receivable, net	26,206	1,586	-	27,792
Inventories	105,326	7,464	-	112,790
Other current assets	49,956	4,709	-	54,665
Total current assets	349,405	47,031	-	396,436
Property, plant, and equipment, net	33,842	38	-	33,880
Right of use assets	12,915	-	-	12,915
Deferred financing costs, net	1,341	-	-	1,341
Goodwill	136,068	-	-	136,068
Other intangible assets, net	64,344	-	-	64,344
Master Settlement Agreement (MSA) escrow deposits	29,762	-	-	29,762
Other assets	52,659	15,443	-	68,102
Investment in unrestricted subsidiaries	-	750	(750)	-
Total assets	$680,336	$63,262	$(750)	$742,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,584	$8,015	$-	$24,599
Accrued liabilities	35,981	7,968	2,789	46,738
Total current liabilities	52,565	15,983	2,789	71,337
Deferred tax liabilities, net	3,971	-	-	3,971
Notes payable and long-term debt	293,364	-	-	293,364
Other long-term liabilities	6,182	-	-	6,182
Lease liabilities	9,841	-	-	9,841
Total liabilities	365,923	15,983	2,789	384,695

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	319,418	28,071	(3,539)	343,950
Non-controlling interest	(5,005)	19,208	-	14,203
Total stockholders’ equity	314,413	47,279	(3,539)	358,153
Total liabilities and stockholders’ equity	$680,336	$63,262	$(750)	$742,848

Balance Sheet as of December 31, 2024:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$37,279	$8,879	$-	$46,158
Accounts receivable, net	9,624	-	-	9,624
Inventories, net	95,378	875	-	96,253
Current assets held for sale	11,470	-	-	11,470
Other current assets	33,599	1,101	-	34,700
Total current assets	187,350	10,855	-	198,205
Property, plant, and equipment, net	26,337	-	-	26,337
Deferred tax assets	995	-	-	995
Right of use assets	11,610	-	-	11,610
Deferred financing costs, net	1,823	-	-	1,823
Goodwill	135,932	-	-	135,932
Other intangible assets, net	65,254	-	-	65,254
Master Settlement Agreement (MSA) escrow deposits	28,676	-	-	28,676
Noncurrent assets held for sale	3,859	-		3,859
Other assets	14,365	6,297	-	20,662
Investment in unrestricted subsidiaries	-	750	(750)	-
Total assets	$476,201	$17,902	$(750)	$493,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,420	$3,255	$-	$11,675
Accrued liabilities	29,540	719	837	31,096
Current liabilities held for sale	2,049	-	-	2,049
Total current liabilities	40,009	3,974	837	44,820
Notes payable and long-term debt	248,604	-	-	248,604
Lease liabilities	9,549	-	-	9,549
Total liabilities	298,162	3,974	837	302,973

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	177,481	12,087	(1,587)	187,981
Non-controlling interest	558	1,841	-	2,399
Total stockholders’ equity	178,039	13,928	(1,587)	190,380
Total liabilities and stockholders’ equity	$476,201	$17,902	$(750)	$493,353

Off-balance Sheet Arrangements

At September 30, 2025, we had no foreign currency contracts outstanding. During 2024, we executed various foreign exchange contracts for the purchase and sale of €3.6 million. At December 31, 2024, we had foreign currency contracts outstanding for the purchase and sale of €2.1 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the nine months ended September 30, 2025, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2024 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2024 Annual Report on Form 10-K filed with the SEC.

Credit Risk

During the nine months ended September 30, 2025, there have been no material changes in our exposure to credit risk, as reported within our 2024 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2024 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2025, we issued the 2032 Notes in an aggregate principal amount of $300.0 million. We carry the 2032 Notes at face value. Since the 2032 Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Our remaining debt instrument is the 2023 ABL Facility, which as of September 30, 2025 and the filing date of this report had no borrowings outstanding.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), as of September 30, 2025. Based upon the evaluation, our CEO, CFO, and CAO concluded our disclosure controls and procedures are not effective as of such date solely due to a material weakness in internal controls over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

While we have made significant progress in strengthening our internal controls, the previously identified material weakness was not fully remediated as of September 30, 2025. We expect to complete the remediation by the end of fiscal year 2025, as at that time we believe the referenced controls will have been in place for a sufficient period of time to demonstrate operating effectiveness.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022. On November 6, 2024, the Company's Board of Directors increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. As of September 30, 2025, there remains $100.0 million in authority to repurchase shares under the plan. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

During the three months ended September 30, 2025, the Company made no purchases of common stock in connection with the repurchase program described above.

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

101

XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 5, 2025, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: November 5, 2025