Form 10-K
period 2025-12-31
Turning Point Brands, Inc.
filed 2026-03-02
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

As of June 30, 2025, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $1.31 billion based on such closing sale price of the common stock as reported on the New York Stock Exchange.

At February 23, 2026 there were 19,141,208 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

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

PART I

Item 1. Business

Overview

Turning Point Brands, Inc. (the “Company,” “we,” “our,” or “us”) is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s®. We primarily compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries, among other markets. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada, and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited steady consumer unit annualized volumes during the full year period ended 2025 as reported by Management Science Associates, Inc. (“MSAi”) a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® in the Zig-Zag products segment, and Stoker’s® along with FRE®, Beech-Nut® and Trophy® in the Stoker’s products segment. Our businesses generate meaningful cash flow which we use to further invest in our business, introduce new product lines, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 900 distributors with an additional 600 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to grow by investing in organic growth, acquisitions and joint ventures across all product categories. As of December 31, 2025, our products were available in approximately 220,000 retail locations in North America. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Discontinued Operations

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (“SBB”), the subsidiary that owned and operated the Company’s former Creative Distribution Solutions (“CDS”) reportable segment, to General Wireless Operations, Inc. (“GWO”) in exchange for 49% of the issued and outstanding GWO common stock. GWO is majority owned by Standard General, LP.

The assets and liabilities associated with the CDS segment were classified as held for sale as of December 31, 2024, and its financial results were classified as discontinued operations and are reported separately for all periods presented herein until its disposition on January 2, 2025. With the classification of the CDS reportable segment to discontinued operations, the Company now has two reportable segments. Unless otherwise noted, the description of business in this Annual Report on Form 10-K relates solely to the continuing operations, comprised of the Zig-Zag and Stoker’s segments.

Products

Zig-Zag Products

In our Zig-Zag products (“Zig-Zag”) segment, we principally market and distribute (i) rolling papers, tubes, and related products; (ii) finished cigars and make-your-own (“MYO”) cigar wraps; and (iii) other accessories. In addition, we have a majority stake in 10233625 Canada Corp. ("Turning Point Brands Canada"), a specialty marketing and distribution firm focused on building brands in the Canadian cannabis accessories, tobacco and alternative products categories. The strength of the Zig-Zag® brand drives our leadership position in both the rolling papers and MYO cigar wrap markets. Zig-Zag® is the #1 premium and #1 overall rolling paper in the U.S. with approximately 33% total market share according to MSAi.1 Management estimates that Zig-Zag® is also the #1 brand in the Canadian market. Rolling paper operations are aided by our sourcing relationship with Republic Technology International SAS (“RTI”). See “Distribution and Supply Agreements” below for our discussion of the Zig-Zag® distribution agreement.

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

1 Brand ranking and market share percentages obtained from MSAi for the 52-week period ended December 27, 2025.

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

We have continued to reposition this segment with growth initiatives focused on new product introductions and new channel expansions that are better aligned with the growing market trends.

Stoker’s Products

In our Stoker’s products (“Stoker’s”) segment, we (i) manufacture and market moist snuff tobacco (“MST”), (ii) contract for and market FRE® and ALP®, our modern oral products, and (iii) contract for and market loose-leaf chewing tobacco products. Stoker’s® is our focus brand in both MST and chewing tobacco. In MST, Stoker’s® remains among the fastest growing brands and holds a 12.4% share in the stores that carry our products and a 8.1% share of the total U.S. MST non-pouch market. Stoker’s® is a pioneer in the MST industry.1 It was first to introduce the large 12 oz. tub packaging format and is manufactured using a proprietary process that we believe results in a superior product. Starting in 2015, we extended the Stoker’s® MST franchise to include traditional 12oz. cans to broaden retail availability. Our proprietary manufacturing process is conducted at our Dresden, Tennessee plant and packaged in both our Dresden, Tennessee, and Louisville, Kentucky, facilities.

Stoker’s® chewing tobacco has grown its market share considerably over the last several years becoming the largest brand family in the industry and is presently the #1 discount and #1 overall brand in the industry, with approximately a 34.1% market share.1 Our status in the chewing tobacco market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango® and the five Wind River Brands. Collectively, the Company is the #1 marketer of chewing tobacco with approximately 38.0% market share.1 Our chewing tobacco operations are facilitated through our long-standing relationship with Swedish Match (a division of Philip Morris International Inc.), the manufacturer of our loose-leaf chewing tobaccos.

In September 2024, one of the Company's wholly-owned subsidiaries acquired a 50% stake in ALP Supply Co., LLC (“ALP”).  ALP is a joint venture established with Last Country Ventures, LLC for the purpose of selling and distributing tobacco-free white pouch nicotine products in 3, 6 and 9 mg strengths. In 2026, ALP intends to broaden its portfolio, including with the introduction of 12 mg strength. Pursuant to the joint venture agreement, the Company's subsidiary is responsible for selling products to ALP and providing warehousing and shipping services on its behalf.

Competitive Strengths

We believe our competitive strengths include the following:

Large, Leading Brands with Significant Scale

We have built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Our Zig-Zag® and Stoker’s® brands are each well established and date back 146 and 85 years, respectively.

•

Zig-Zag® is the #1 premium and #1 overall rolling paper brand in the U.S., with significant distribution in Canada as well. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi.[1] We acquired North American rolling papers distribution rights for Zig-Zag® in 1997. More importantly, we own the Zig-Zag® tobacco trademark in the U.S. which we leverage for our MYO cigar wraps product. Approximately 60% of our total 2025 Zig-Zag® branded net sales are under our own Zig-Zag® marks rather than those we license from RTI under the Distribution and Licensing Agreements described below.

•

Stoker’s® is among the fastest growing MST brands in the industry and is the #1 loose-leaf chewing tobacco brand.[1] We manufacture Stoker’s® MST using only 100% American leaf, utilizing a proprietary process to produce what we believe is a superior product.

1 Brand rankings and market share percentages obtained from MSAi for the 52-week period ended December 27, 2025.

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

The legal cannabis market in the U.S. is projected to grow from approximately $30 billion in 2024 to approximately $39 billion by 2029 according to an October 2025 report of BDSA, a market research firm focused on the legal cannabis market. With flower being the leading form factor for cannabis consumption among consumers, we believe our product offerings provide us with significant opportunity to expand the number of retail channels we reach. A recent Gallup poll showed 64% Americans now support legalizing cannabis nationwide, approximately twice the amount as twenty years ago. As of the end of 2025, 24 U.S. states and the District of Columbia had legalized cannabis for adult recreational use and a vast majority of states now have comprehensive public medical cannabis programs.  In addition, a growing number of U.S. states and foreign jurisdictions have authorized the sale of hemp-derived THC products, further broadening consumer access to intoxicating cannabinoid products outside of the traditional state-licensed cannabis channels.

Successful Track Record of New Product Launches and Category Expansions

We have successfully launched new products and entered new product categories by leveraging the strength of our brands and methodically targeting markets which we believe have significant growth potential:

•

In 2009, we extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. We are now a market share leader for MYO cigar wraps with approximately a 35% share of the cigar wraps category and 68% of the share of the HTL cigar wraps sub-category. [1] We believe our success was driven by the Zig-Zag® tobacco branding, which we feel is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products. In late 2021, we extended our Zig-Zag® MYO cigar wraps offering with entries into the growing hemp wraps and natural leaf wraps markets.

•

We extended the Zig-Zag® brand into hemp rolling papers in 2018 and followed that with the launch of paper cones in 2019 with both products quickly establishing leading positions in their respective categories.

•

We leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a size that was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have since introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established us as the market leader with over 55% of the tub market as of 2025. In 2015, we introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.

•

In late 2023, we expanded our oral nicotine offering to include FRE®, a white pouch nicotine product, with a national rollout started in 2024 during which we expanded SKU assortments to include additional nicotine strengths.

•	In late 2024, we entered into a joint venture, which launched the ALP white pouch nicotine products.
•	We have also had success in acquiring, partnering with and integrating new products and product lines, including Cigarillos, with the acquisition of Unitabac in 2021.

We strategically target product categories that we believe demonstrate significant growth potential and for which the value of our brands is likely to have a meaningful impact. We believe that our track record and existing portfolio of brands provide competitive advantages as we continue to evaluate opportunities to extend our product lines and expand into new categories.

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

1 Brand ranking and market share percentages obtained from MSAi for the 52-week period ended December 27, 2025.

We service our customer base with an experienced sales and marketing organization of approximately 257 professionals who possess in-depth knowledge of the OTP market. We extensively use data supported by leading technology, enabling our salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level and respond efficiently. We subscribe to a sales tracking system provided by MSAi that measures OTP product shipments by all market participants, on a weekly basis, from approximately 600 wholesalers to over 265,000 traditional retail stores in the U.S. This system enables us to understand share and volume trends across multiple categories at the store level, allowing us to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within our Stoker’s segment, we continue to see a positive correlation between the frequency of store calls by our salesforce and our retail market share.

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

By outsourcing the production of certain products to a select group of suppliers with whom we have strong relationships, we are able to maintain low overhead costs and minimal capital expenditures. Our supplier relationships allow us to increase the breadth of our product offerings and quickly enter new markets as management is able to focus on brand building and innovation. In 2025, approximately 75% of our net sales were derived from outsourced production operations and our capital expenditures have ranged between $4.6 million and $13.5 million per year over the previous three years.

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

To date, we have spent approximately $34.8 million in order to file and supplement applications covering a broad portfolio of noncombustible products, including novel oral nicotine products. By developing and submitting for FDA marketing authorization a deep suite of noncombustible products and leveraging our distribution platform, we believe that we have the opportunity to grow as consumers look toward potentially lower-risk product offerings. We believe this is a transformational event for the industry with potential for us to realize substantial benefits over time as the FDA accelerates enforcement thereby creating significant barriers for new entrants as well as significant difficulties for existing companies who may not have the infrastructure needed to comply with these regulatory requirements. See “Risks Related to Legal, Tax and Regulatory Matters” under Item 1A “Risk Factors” for additional information.

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

Grow Share of Existing Product Lines, Domestically and Internationally

We intend to remain a consumer centered organization with an innovative view and understanding of the alternative smoking accessories and OTP markets. We believe we have strong tailwinds for growth within our existing product lines. Within our Zig-Zag products segment, we are benefitting from secular growth trends in the industry, driving market share gains in our traditional convenience store channel and expanding our presence into non-traditional channels including headshops, dispensaries and e-commerce. Within our Stoker’s products segment, there is ample runway to gain market share driven by same store sales growth and further distribution gains as Stoker’s® MST continues to outperform in the category.

In 2025, less than 10% of our revenues were generated outside of the U.S. We believe international sales represent a meaningful growth opportunity. Having established a strong infrastructure and negotiated relationships across multiple segments and products, we are pursuing an international growth strategy to broaden sales and strengthen margins. Our goals include expanding our presence in the worldwide OTP industry on a targeted basis.

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

The vast majority of our 2025 U.S. gross profit was derived from sales of products currently regulated by the FDA Center for Tobacco Products. We have significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. We believe many smaller manufacturers currently lack this infrastructure, which is necessary for complying with the broad scope of FDA regulations. We believe our regulatory compliance infrastructure, combined with our skilled management and strong distribution platform, position us to act as a consolidator within the OTP industry.

We have a strong track record of enhancing our OTP business with strategic and accretive acquisitions. The Company itself was built through acquisitions that were subsequently grown through distribution gains, market share growth and brand extensions into new product categories. This is a playbook that we have drawn on over time with a consistent track record of success. We acquired the U.S. and Canadian rolling papers distribution rights for Zig-Zag® in 1997 and extended our product offerings including our entry into the MYO cigar wraps category in 2009. In 2003, we acquired the Stoker’s® brand. We have since built the brand to the #1 position in the chewing tobacco industry while successfully leveraging the brand’s value through our MST expansion where it remains among the fastest growing MST brands. Our investment in Turning Point Brands Canada in 2019 is accelerating Zig-Zag®’s growth through alternative channel penetration. In 2020, we acquired certain assets from Durfort, including co-ownership of the intellectual property rights for our MYO cigar wraps products. The transaction increased our share of the economics in a MYO cigar wraps business that was benefitting from secular growth tailwinds. In 2021, we also acquired certain assets from Unitabac, providing a platform to re-enter the large cigarillo category.

Raw Materials, Product Supply, and Inventory Management

We source our products through a series of longstanding, highly valued relationships which allow us to conduct our business on an asset-light, distribution-focused basis.

The components of inventories were as follows as of the dates indicated (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials and work in process	$9,715	$7,699
Leaf tobacco	43,747	35,622
Finished goods - Zig-Zag products	33,276	38,042
Finished goods - Stoker’s products	18,361	12,966
Other	2,890	1,924
Inventories	$107,989	$96,253

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

Stoker’s Products

We produce our moist snuff and loose-leaf chewing tobaccos from air-cured and fire-cured leaf tobacco, respectively. We utilize recognized suppliers that generally maintain 12- to 24-month supplies of our various types of tobacco at their facilities. We do not believe we are dependent on any single country or supplier source for tobacco and, if needed, there are dependable alternative supply opportunities as noted below. We generally maintain up to a two-month supply of finished, moist snuff and loose-leaf chewing tobacco on hand. This supply is maintained at our Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution. In December 2023, a third-party warehouse used by the company was damaged by a tornado, leading to a loss of some of our leaf tobacco inventory. We believe the losses will be fully covered by insurance. See Item 1A. “Risk Factors – Our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics or pandemics, political upheavals, or natural disasters.”

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

As of December 31, 2025, we had a nationwide sales and marketing organization of approximately 276 professionals. Our sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2025, our Zig-Zag and Stoker’s Products sales and marketing efforts enabled our products to reach an estimated 220,000 retail outlets in North America and over 900 direct wholesale customers with an additional 600 secondary, indirect wholesalers in the U.S.

Our Zig-Zag and Stoker’s Products sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. For Zig-Zag Products, we have also developed a growing e-commerce business along with a sales team focused on serving alternative channels such as headshops and dispensaries. We have expanded, and intend to continue to expand, the sales of our products into previously underdeveloped geographic markets and retail channels. In 2025, we derived more than 90% of our net sales from sales in the U.S., with the remainder primarily from sales in Canada.

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

For the year ended December 31, 2025, we did not have any customers that accounted for 10% or more of our net sales for the year. We had one customer that accounted for 10.2% of our net sales for the year ended December 31, 2024, and did not have any customers that accounted for 10% or more of our net sales for the year ended December 31, 2023. Our customers use an open purchase order system to buy our products and are not obligated to do so pursuant to ongoing contractual obligations. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced material credit losses, and we do not believe it is a material risk given the short duration of payment cycles.

Competition

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

The Zig-Zag® trade dress trademark for premium cigarette papers and related products are owned by RTI and have been exclusively licensed to us in the U.S. and Canada. We own the Zig-Zag® trademark with respect to its use in connection with products made with tobacco including, without limitation, cigarettes, cigars and MYO cigar wraps in the U.S. See "--The Zig-Zag Distribution and License Agreements" above.

Research and Development and Quality Assurance

We have a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on our high-tech data systems. We spent approximately $0.9 million, $1.3 million, and $0.6 million dollars on research and development and quality control efforts for the years ended December 31, 2025, 2024, and 2023, respectively.

Human Capital

As of December 31, 2025, we employed 484 full-time and part-time employees. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

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

Training and Talent Development: We provide technical and leadership training to employees at both the officer and non-officer levels. In 2025, the Company launched a Training and Development program, which consists of online and in person training and development tools used by management and employees. We believe effective training and development for our employees is essential to maintain the strength and profitability of the Company, generally, and each brand, specifically. The Company posts its openings internally to allow current employees to apply. In 2025, we had 89 internal promotions within the organization.

Retaining Talent: During the year ended December 31, 2025, our employee voluntary turnover rate was 13.3%, compared to 16.6% in 2024. To retain our employees, we believe it is critical to continually focus on ensuring employees are highly engaged and feel valued. We address these retention efforts in a number of ways from formal surveys and quarterly business updates to regular informal discussions with employees that enable us to listen to, understand and address their concerns.

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

Preventing youth access and use of our adult-use products is a key to our continued success. All of our adult-use products are intended to be sold to and used by adults 21 years of age and older, and we are proactive in implementing programs to prevent youth access. For our own online retail (B2C) sales, we display our policies related to age to purchase and shipping restrictions. Additionally, we verify B2B customers using business licenses in order to further prevent bulk sales to consumers, which we believe contributes to social sourcing by youth.

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

Being good stewards of the planet will support our business success. Our major areas of focus are lowering vehicle emissions produced by our fleet, incorporating energy savings initiatives at our facilities, reducing water consumption in our operations, and increasing our recycling efforts.  Within each of these categories we are concentrating on developing and measuring progress with an aim to define metrics against which we can track our efforts

In 2025, we continued to integrate these principles into our business practices. Our Nominating and Governance committees report to the Nominating and Governance Executive Committee, comprised of the President and CEO, CFO, and General Counsel, who in turn work with the Board’s Nominating and Governance Committee to enhance and execute our core principles. The following committees report to the Nominating and Governance Executive Committee:

•

The Environmental Committee provides a platform to enhance and track the progress of our environmental practices within our business units. The committee is charged with recommending, implementing, and monitoring best practices in the areas of carbon emissions, waste, water conservation, and biodiversity within our business units. In 2025, the Company continued to make substantial investments around reducing energy consumption and environmental waste in our manufacturing operations. Additionally, we have reduced our total fleet mileage through innovative dispatch and scheduling procedures.

•

The Social Committee provides a platform to help us become the employer of choice. The committee is charged with recommending and implementing best practices in health and safety, Talent Development and Retention, and Community Engagement.

•

The Policies Committee provides a platform to review our governance practices and implement new or updated policies as our needs evolve. The committee is responsible for recommending and implementing appropriate best practices in business ethics, political engagement, supply chain processes, and cybersecurity. The committee is also responsible for recommending and implementing best practices in public health, responsible marketing, and youth access prevention. In 2025, the Policies Committee introduced several new policies, particularly aimed at cybersecurity, and held training sessions with our marketing teams related to prevention of youth appeal.

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

•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers and in anticipating and responding to changes in consumer preferences and purchase behavior;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	competition from illicit sources and the damage caused by illicit products to our brand equity;
•	contamination of our tobacco supply or products;
•	uncertainty and continued evolution of the markets for our products;
•	recalls of our products;
•	difficulties or liabilities arising from investments in businesses;

Risks Related to Legal, Tax and Regulatory Matters

•	substantial and increasing regulation and changes in FDA enforcement priorities;
•	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
•	many of our products contain nicotine, which is considered to be a highly addictive substance;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	possible significant increases in federal, state and local municipal tobacco- and nicotine-related taxes;
•	our products are marketed pursuant to a policy of FDA enforcement priorities which could change, and our products could become subject to increased regulatory burdens by the FDA;
•	sensitivity of end-customers to increased sales taxes and economic conditions, including as a result of inflation and other declines in purchasing power;
•	possible increasing international control and regulation;
•	failure to comply with environmental, health and safety regulations;
•	imposition of significant tariffs on imports into the U.S.;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	significant product liability litigation;

Risks Related to Financial Results, Finances and Capital Structure

•	our amount of indebtedness;
•	our credit rating and ability to access well-functioning capital markets;
•	the terms of our indebtedness, which may restrict our current and future operations;
•	our ability to establish and maintain effective internal controls over financial reporting;

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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;

General Risks

•	our business may be damaged by events outside of our or our suppliers’ control, such as the impact of epidemics or pandemics, political upheavals, or natural disasters;
•	adverse impact of climate change and legal and regulatory requirements related to climate change and environmental sustainability;
•	our reliance on information technology;
•	cybersecurity and privacy breaches, including due to artificial intelligence;
•	failure to manage our growth;
•	failure to successfully identify, negotiate and complete suitable acquisition opportunities, integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	departure of key management personnel or our inability to attract and retain talent;
•	infringement on or misappropriation of our intellectual property;
•	third-party claims that we infringe on their intellectual property; and
•	impairment of intangible assets, including trademarks and goodwill.

Risks Related to Our Business and Industry

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. These factors have intensified over time, especially as it relates to regulation. While OTP products have been more resilient than cigarettes as measured by MSAi, the expectation is that all categories will continue to decline. Our tobacco products comprised approximately 62% of our total 2025 net sales and, while some of our sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation, product characteristic restrictions, and taxation and changes in consumer spending habits.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products pursuant to long-term contracts. In 2025, our two most important suppliers and producers were: (i) Swedish Match, which produces all of our loose-leaf chewing tobacco in the U.S.; and (ii) RTI, which provides us with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada. See Item 1 – “Business – Distribution and Supply Agreements.” Many of our suppliers compete with us in one or more product categories. For example, we have a supply agreement with Swedish Match to manufacture our loose-leaf chewing tobacco, and Swedish Match also manufactures its own brand of loose-leaf chewing tobacco, which it sells in the same channels as we do.

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

Pursuant to agreements with certain suppliers, we generally maintain a 12- to 24-month supply of our various tobacco products at their facilities. We cannot guarantee our supply of these products will be adequate to meet the demands of our customers. Further, a major fire, violent weather conditions or other disasters that affect us or any of our key suppliers or producers, including RTI or Swedish Match, as well as those of our other suppliers and vendors, could have a material adverse effect on our operations. For example, in December 2023, a third-party warehouse in Tennessee used by the Company incurred significant tornado damage including damage to the Company’s property. Although we have insurance coverage for these events, including Company’s stock throughput insurance, a prolonged interruption in our operations, as well as those of our producers, suppliers or vendors could have a material adverse effect on our business, results of operations, and financial condition. In addition, we do not know whether we will be able to renew any or all of our agreements on a timely basis, on terms satisfactory to us, or at all.

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

We have a number of License Agreements with RTI. The first of these governs licensing, sourcing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, the second governs licensing, sourcing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids, and the third governs the licensing, sourcing and use of the Zig-Zag trademark on paper cones. In 2025, we generated approximately $178.5 million in the net sales of Zig-Zag® product segment, of which approximately $84.7 million was generated from products sold through the License Agreements. In the event that one or more of these License Agreements are not renewed, the terms of the agreements bind us under a five-year non-compete clause, under which we cannot engage in direct or indirect manufacturing, selling, distributing or otherwise promoting cigarette papers of a competitor to Zig-Zag® without RTI’s consent, except in limited instances. We do not know whether we will renew these agreements on a timely basis, on terms satisfactory to us or at all. As a result of these restrictions, if our License Agreements with respect to the Zig-Zag® trademark are terminated, we may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

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

Our market position may be affected through the contamination of our tobacco supply or products during the manufacturing process or at different points in the entire supply chain. We keep significant amounts of inventory of our products in warehouses and it is possible that this inventory could become contaminated or damaged during the storage period. For example, in December 2023, a third-party warehouse in Tennessee used by the Company incurred significant tornado damage including damage to all the Company’s property stored in that warehouse. Although we have alternative sources of tobacco to ensure we meet all demand, if another event were to occur we may not have sufficient supply. In addition, our suppliers generally keep significant amounts of our inventory on hand and it is probable that such inventory could become contaminated or damaged even prior to arrival at our premises. If contamination or damage of our inventory or packaged products occurs, whether as a result of a failure in quality control by us or by one of our suppliers, we may incur significant costs in replacing the inventory and recalling products. We may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

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

We may encounter difficulties or liabilities arising from investments in businesses.

We have made substantial investments in businesses, and we expect that we will continue to do so in the foreseeable future. For instance, in January 2025, we contributed our interest in our former CDS segment to GWO, an entity owned by us and affiliates of Standard General, L.P., and now have a 49% interest in GWO. We are continually evaluating acquisitions, divestitures and strategic investments that are significant to our business both in the United States and internationally. However, these activities involve numerous risks. Key challenges include the difficulty of identifying suitable acquisition targets, negotiating acquisitions on favorable terms, retaining essential customers, employees, and contracts, and successfully integrating new businesses without significant disruptions. Additionally, there may be unforeseen costs associated with integration, liabilities that exceed expectations, or operating results that fall short of projections. There is also a risk that anticipated synergies and value may not materialize as expected. For example, we recently entered into a joint venture with ALP to further our presence in the modern oral nicotine space. While we are optimistic about its potential success, we recognize the possibility of encountering difficulties, including strategic differences that could impact performance lead to business losses.

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

The vast majority of our 2025 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

Marketing authorizations will be necessary in order for us to continue our distribution of certain of our cigar and other novel nicotine products, such as our nicotine pouches. The FDA has announced various compliance policies whereby it does not intend to prioritize enforcement for lack of premarket authorization against newly-deemed products, provided that such tobacco products were marketed as of August 8, 2016; are not marketed in certain manners likely to be attractive to youth; and for which premarket applications were timely submitted. As a result of litigation and subsequent FDA Guidance, marketing applications for newly-deemed products were required to have been submitted no later than September 9, 2020, with the exception of our “preexisting” products (products in commerce as of February 15, 2007) which are already authorized. Under the FDA’s compliance policy, such products could remain on the market until September 9, 2021, unless the FDA made an adverse determination prior to that date. Subsequent to September 9, 2021, the FDA indicated its enforcement priority is those applicants who have received negative action on their application, such as a Marketing Denial Order (“MDO”) or Refuse to File notification and who continue to illegally sell those unauthorized products, as well as products for which manufacturers failed to submit a marketing application. Further, NTN Product manufacturers were required to file a PMTA by May 14, 2022, in order to continue selling products currently on the market. NTN Products subject of a timely-filed PMTA, and not in receipt of a negative action, were allowed to remain on the market until July 13, 2022, at which time these products became subject to enforcement, similar to tobacco-derived products remaining under review.

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

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as of OTP, may decline during recessionary periods or at other times when disposable income is lower, and taxes may be higher. In 2022, the U.S. and other developed countries experienced significantly heightened inflationary pressures related to the policies implemented during the coronavirus pandemic and the ensuing economic recovery, causing disruptions in demand, supply chains and labor markets. While the global inflation rate began to ease somewhat in 2024 and 2025 as a result of central bank policy tightening, core inflation remains persistent and downward pressure on consumer purchasing power remains. While the decline in consumer purchasing power has not as of yet, led to a decrease in sales of our products, continued economic pressures in our target consumer market could lead to a decrease in discretionary purchases which could have a material adverse impact on our business results of operations and financial conditions.

In addition, some states have begun collecting taxes on internet sales. These taxes apply to our online sales of FRE® products into those states and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of recent court decisions related to the taxability of internet purchases, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek or have begun to impose sales tax on our online sales. The requirement to collect, track and remit taxes may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, which could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our strategy, we have begun to expand our business into key international locations, such as introducing our moist snuff tobacco products in South America. International expansion may subject us to additional international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories. While we are primarily engaged in business activities in the United States, we engage in certain international business activities that are subject to various U.S. and foreign laws and regulations, such as foreign privacy laws, the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws prohibiting bribery and corruption. On February 10, 2025, the President issued an executive order directing a pause in enforcement of the FCPA for an initial 180-day period while new enforcement guidelines are created. On June 10, 2025, the U.S. Department of Justice issued new enforcement guidelines which set forth an approach to FCPA enforcement that is explicitly aimed at promoting U.S. economic interests and national security. It is unclear how these new guidelines may affect our industry as a whole or our business in particular. Although we have a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees, joint venture partners, investees or third parties. Violations of these laws, or allegations of such violations could result in reputational harm, legal challenges and significant penalties and other costs.

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

While the U.S. has taken steps to impose tariffs on a number of countries, most notably Canada, India, Mexico and China, there is little visibility into how U.S. trade policies will be affected by these actions. If the U.S. were to impose additional tariffs on goods we import, it is likely to make it more costly for us to import goods from other countries. As a result, our business, financial condition and results of operations could be materially adversely affected.

The scientific community has not yet studied extensively the long-term health effects of certain substances contained in some of the products we previously sold and some products sold by businesses in which we have invested.

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

We have been, and may become, involved in legal proceedings relating to other matters including insurance claims, employee claims, tort or contract claims, federal or state regulatory investigations, securities class actions and other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business.

For a description of current material litigation to which we or our subsidiaries are a party, see Item 3 “Legal Proceedings” and Note 19 “Contingencies” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

Risks Related to Financial Results, Finances and Capital Structure

We have indebtedness that could affect our financial condition.

In February 2025, we issued $300.0 million of our 7.625% senior secured notes due 2032 (the “2032 Notes”), the proceeds of which were used to repay our existing 5.625% senior secured notes due 2026. The 2032 Notes are senior secured obligations of the Company and guarantors and currently comprise all of our outstanding debt. We have the ability to borrow up to $75.0 million under our asset-backed revolving credit facility entered into in November 2023 (the “2023 ABL Facility”), subject to borrowing base compliance, under which only letters of credit of $2.3 million were outstanding as of December 31, 2025. The 2023 ABL Facility bears interest at a floating rate. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

The indenture governing the 2032 Notes and our 2023 ABL Facility each contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things

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

The process of designing and implementing effective internal controls over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments in which we operate, and to expend resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The measures we take may not be sufficient to satisfy our obligations as a public company and if we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. We cannot provide assurances that material weaknesses or significant deficiencies will not be discovered in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management previously identified a material weakness in internal control related to ineffective information technology general controls in the areas of user access and program change management over certain information technology systems that support the Company’s financial reporting process. Our management developed and implemented a remediation plan to address such material weakness. Based on the implementation of this remediation plan, we have concluded that the material weakness was remediated as of December 31, 2025. While we recently remediated the aforementioned material weaknesses in our internal control over financial reporting, there can be no assurance that our remediation efforts will be effective in all respects or that we will be able to successfully remediate any future material weaknesses. If we are unable to implement and maintain effective internal controls over financial reporting, we may be unable to timely and accurately report our financial results, which could increase our operating costs, trigger an event of default under our debt agreements or otherwise harm our business, investor confidence or the value of our ordinary shares. Failure to maintain effective internal control over financial reporting also could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

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

We may sell additional shares of common stock in public or private offerings and may also sell securities convertible to common stock. We may also be required to issue common stock at the exercise or vesting of certain of our incentive equity awards of which 719,309 shares remain outstanding and unvested. The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. On November 5, 2025, the Company increased the aggregate dollar amount of shares of common stock that it may sell under the ATM Program by an additional $200,000,000. See Note 22, “Dividends, Share Issuances and Share Repurchases” of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

We have manufacturing operations in Tennessee and Kentucky. Additionally, we have critical suppliers of raw materials and finished products in other regions of the U.S. and in other countries. Events may impact our ability to manufacture products or prevent critical suppliers from performing their obligations to us, through no fault of any party. Examples of such events could include the effect of epidemics; political upheavals including violent changes in government, regional conflicts, such as the war in Ukraine, and the reaction of the governments throughout the world to those conflicts such as the implementation of sanctions, widespread labor unrest, or breakdowns in civil order; and natural disasters, such as hurricanes, tornados, earthquakes or floods. In December 2023, a third-party warehouse in Tennessee used by the Company incurred significant tornado damage including damage to the Company’s property, which resulted in us recording a $15.2 million inventory reserve related to our leaf tobacco inventory. If such events were to occur or reoccur and disrupt our manufacturing capabilities or supply arrangements, there can be no assurance that we could quickly remedy the impact and there could be a material adverse impact on our business, financial position, results of operations, and cash flows.

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

We may fail to manage our growth.

We have expanded over our history and intend to grow in the future. We acquired the Stoker’s® brand in 2003 and have continued to develop it through the introduction of new products, such as moist snuff. In 2024 and 2025, we accelerated our national roll-out and expanded manufacturing of our white nicotine pouch brand FRE and on behalf of our joint venture, ALP Supply Co, LLC (“ALP”), furthering our entry into the modern oral nicotine space. The acquisition of certain tobacco assets and distribution rights from Durfort and BluntWrap USA secured long-term control of our Zig-Zag MYO cigar wrap products and provided us access to a portfolio of tobacco products with significant strategic value, and the acquisition of certain tobacco assets from Unitabac expanded our capabilities in the growing cigar market. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while maintaining the quality of our products and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

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

Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A material decline in the economic conditions affecting consumers, which causes a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Although the high rates of inflation experienced over the past three years in the United States and other countries in which we operate began to ease somewhat in 2024 and 2025, core inflation remains persistent. As a result, inflation has had, and may continue to have, a negative impact on the purchasing power of consumers. Material inflation may also lead to significant increases in property, E&O and other insurance premiums which could affect our results of operations and liquidity and may also result in us self-insuring if the premiums become uneconomical.

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

We have implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems and our products. In response to the increasing threats presented by cyber incidents, in 2023 we established a Cybersecurity Steering Committee, which meets regularly. This committee is comprised of our Head of IT and Security Leader, along with our Associate General Counsel who reports to our General Counsel. The Cybersecurity Steering Committee oversees activities related to the monitoring, prevention, detection, mitigation and remediation of cybersecurity risks. The Cybersecurity Steering Committee develops and implements cybersecurity risk mitigation strategies and activities, including the management of comprehensive incident response plans, oversees the cybersecurity risks posed by third-party vendors, ensures policies and procedures are current and followed, and receives regular updates on cybersecurity-related matters.

Our Board of Directors oversees our enterprise risk management process and our Audit Committee of the Board has direct oversight of our management of cybersecurity risks. Under the direction and supervision of our Chief Financial Officer, we conduct an annual comprehensive enterprise risk assessment, which includes details of our management of enterprise-wide risk topics, such as those related to cybersecurity risks. The Board of Directors receives the full results of the annual enterprise risk assessment, including an evaluation of cybersecurity risks presented, a detailed description of the actions we have taken to mitigate these risks. Our Cybersecurity Steering Committee reviews the results of any enterprise risk assessment with management on a regular basis and with the Board of Directors quarterly or when risks are identified. Management provides a comprehensive update to the Audit Committee of the Board on cybersecurity threats and risk mitigation at least annually, and more frequently as relevant.

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

If we were to experience a cybersecurity incident, our Security Leader would inform the Cybersecurity Steering Committee, which would then evaluate and assess the materiality of the incident to the Company and the impact of the incident on the Company’s information technology infrastructure and data integrity, and determine whether the incident should be reported to the Audit Committee of the Board in advance of the next regular cybersecurity update. The Cybersecurity Steering Committee, with the assistance and input of the Audit Committee of the Board, has established a set of predefined criteria that it uses to make such reporting determinations. Once a cybersecurity incident has been reported to the Audit Committee of the Board, the Audit Committee of the Board, with the input of the Cybersecurity Steering Committee, will determine how to address it.

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

Item 2. Properties

As of December 31, 2025, we operated manufacturing, distribution, office, and warehouse space in the U.S., all of which is leased with the exception of our Dresden, Tennessee manufacturing facility, which is owned. To provide a cost-efficient supply of products to our customers, we maintain centralized management of internal manufacturing and nationwide distribution facilities. Our two manufacturing and distribution facilities located in Louisville, Kentucky, and Shepherdsville, Kentucky, are used by both our segments. Our third manufacturing and distribution facility located in Dresden, Tennessee is used by our Stoker’s Product segment. We believe our facilities are adequate for our current and anticipated future use.

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

Graham Purdy, age 54, has served as our President and CEO since October 2022. Prior to October 2022, Mr. Purdy served as Chief Operating Officer since November 2019 after serving as President of our New Ventures Division since December 2017. Mr. Purdy joined the Company in 2004 and has held various leadership positions since that time. Prior to joining the Company, Mr. Purdy spent 7 years at Philip Morris, USA where he served in senior sales and sales management positions. Mr. Purdy holds a Bachelor of Arts from California State University, Chico.

David Glazek, age 48, was appointed Executive Chair of the Board in January 2023. Mr. Glazek served as a director of our Company since November 2012, and as our Lead Independent Director from January 2018 until October 2022, and as our non-executive Chair since September 2019. Mr. Glazek was a Partner and Portfolio Manager of Standard General L.P. from 2008 to 2023, and an investment banker at Lazard Frères & Co. from 2000 to 2003 and from 2006 to 2008. He also worked at the Blackstone Group. Throughout his career he has served on numerous public and private company boards of directors.  In addition, he is an Adjunct Professor at Columbia Business School. Mr. Glazek holds a Bachelor of Arts from the University of Michigan and a J.D. from Columbia Law School.

Andrew Flynn, age 50, joined the Company as our Chief Financial Officer in April 2024. Mr. Flynn previously served as the CFO of Connected Cannabis Co. from September 2021 until March 2024. Prior to joining Connected, from June 2019 until September 2021, Mr. Flynn served in various positions at Juul Labs, including as Senior Vice President. Earlier in his career, Mr. Flynn served as Vice President of Finance at James Hardie Building Products, and Vice President of Finance at Arrow Electronics. Mr. Flynn holds a BS from Indiana University and an MBA from the University of Colorado, Denver.

Brittani N. Cushman, age 41, has been our Senior Vice President, General Counsel, and Secretary since November 2020 and has served in various roles in our legal department since joining the Company in October 2014, most recently serving as Senior Vice President of External Affairs. Prior to joining the Company, Ms. Cushman spent five years at Xcaliber International, Ltd., L.L.C., where she was most recently the General Counsel, responsible for all legal affairs. Ms. Cushman holds a Bachelor of Science in Business Administration, magna cum laude, in business management from the University of Tulsa and a J.D. from Washington and Lee University School of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal stock exchange on which Turning Point Brands, Inc.’s common stock, par value $0.01 per share, (the “Common Stock”) is listed is the New York Stock Exchange under the symbol “TPB.” At February 23, 2026, there were 272 holders of record of the Company’s Common Stock.  The last reported sales price of the Company’s Common Stock on February 23, 2026 was $135.73.

Dividends. We have a history of paying cash dividends. Future dividend amounts will be considered after reviewing financial results and capital needs and will be declared at the discretion of our Board of Directors. During the years ended December 31, 2025, 2024, and 2023, the Company paid cash dividends of $0.30 per common share for $5.5 million, $0.28 per common share for $4.9 million and $0.26 per common share for $4.5 million, respectively.

Equity Compensation Plan Information. For certain information concerning securities authorized for issuance under the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters,” which notes that the information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Performance graph. The graph below compares the cumulative total shareholder return of our common stock for the last five years with the cumulative total return for the same period of the Russell 3000 Index and the S&P Small Cap 600 Consumer Staples Index. The information presented assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2020 and the reinvestment of all dividends on a quarterly basis.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of the Company’s under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Cumulative Total Shareholder Return Since December 31, 2020
Assumes Initial Investment of $100
(As of December 31, 2025)
$240
$190
$140
$90
$40
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
6/30/2023
12/31/2023
6/30/2024
12/31/2024
6/30/2025
12/31/2025
Turning Point Brands, Inc.
S&P Small Cap 600 Consumer Staples Index
Russell 3000 Index

Issuer purchases of equity securities.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022. On November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million.  This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans. There were no purchases of our common stock made by us during the three months ended December 31, 2025 in connection with the repurchase program.

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

Overview

Turning Point Brands, Inc. is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next-generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited flat consumer unit annualized growth during the full year period ended 2025 as reported by MSAi a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® in the Zig-Zag products segment and Stoker’s® along with FRE®, Beech-Nut® and Trophy® in the Stoker’s products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 900 distributors with an additional 600 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to expand through investing in organic growth via acquisitions and joint ventures across all product categories. Our products are currently available in approximately 220,000 retail locations in North America. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Recent Developments

As a result of the U.S. trade policies beginning in 2025, we incurred tariff charges on certain products we import from overseas manufacturers.  Certain of these tariffs were imposed by the administration utilizing the International Emergency Economic Powers Act(IEEPA).   In February 2026, the United States Supreme Court held that the International Emergency Economic Powers Act does not authorize the president to impose tariffs and the government immediately ceased collecting such tariffs.  While this ruling prohibits the imposition of tariffs under IEEPA it does not provide for a refund mechanism, and we cannot assure as to when or how much of the tariffs the Company previously paid under IEEPA will be refunded.

In addition, the ruling does not prohibit the imposition of tariffs pursuant to other statutes.   For instance, in response to the ruling the administration imposed a blanket 10% on all products importers pursuant to section 122 of the Trade Act of 1974.

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

Our portfolio of brands includes some of the most widely recognized names in the alternative smoking accessories and OTP industries such as Zig-Zag® and Stoker’s®. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions within measured distribution channels:

Brand	Product	TPB Segment	Market Share(1)	Category Rank(1)
Zig-Zag®	Cigarette Papers	Zig-Zag Products	32.7%	#1 premium, #1 overall
Zig-Zag®	MYO Cigar Wraps	Zig-Zag Products	34.3%	#1 overall
Stoker’s®	Moist Snuff	Stoker’s Products	8.1%	#2 discount, #5 overall
Stoker’s®	Chewing Tobacco	Stoker’s Products	34.1%	#1 discount, #1 overall

(1)	Market share and category rank data for all products are derived from MSAi data for the 52 week period ended December 27, 2025.

We subscribe to a sales tracking system from MSAi that records all OTP product shipments (ours as well as those of our competitors) from approximately 600 wholesalers to over 265,000 traditional retail stores in the U.S. This system enables us to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Our sales and marketing group of approximately 257 professionals utilize the MSAi system to efficiently target markets and sales channels with the highest sales potential.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

•	Our ability to further penetrate markets with our existing products;
•	Our ability to introduce new products and product lines that complement our core business;
•	Decreasing interest in some tobacco products among consumers;
•	Competition;
•	Price sensitivity in our end-markets;
•	Marketing and promotional initiatives, which cause variability in our results;
•	Cost related to increasing regulation of promotional and advertising activities;
•	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation and the interest rate environment;
•	Labor and production costs;
•	Cost of complying with regulation as well as the unpredictable nature of the regulatory regimes;
•	Changes to U.S. trade policies, especially related to import tariffs;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Our ability to identify attractive acquisition opportunities; and
•	Our ability to successfully integrate acquisitions.

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations for the years ended:

(in thousands)	For the years ended December 31,
	2025	2024	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$178,478	$192,394	-7.2%
Stoker’s products	284,584	168,266	69.1%
Total net sales	463,062	360,660	28.4%
Cost of sales	198,748	159,095	24.9%
Gross profit
Zig-Zag products	95,901	106,585	-10.0%
Stoker’s products	168,413	94,980	77.3%
Total gross profit	264,314	201,565	31.1%

Selling, general, and administrative expenses	168,987	122,407	38.1%
Other operating income	-	(1,674)	-100.0%
Operating income
Zig-Zag products	$58,941	$66,697	-11.6%
Stoker's products	109,105	68,272	59.8%
Total segment operating income	$168,046	$134,969	24.5%
Corporate unallocated	(72,719)	(54,137)	34.3%
Total operating income	$95,327	$80,832	17.9%
Other income	(6,616)	-	100.0%
Interest expense, net	17,466	13,983	24.9%
Investment (gain) loss	(1,060)	1,968	-153.9%
(Income) losses from equity method investment	1,159	(75)	-1645.3%
Loss on extinguishment of debt	1,235	-	100.0%
Income from continuing operations before income taxes	83,143	64,956	28.0%
Income tax expense	14,991	16,929	-11.4%
Consolidated net income from continuing operations	68,152	48,027	41.9%
Net income attributable to non-controlling interest	9,987	701	1324.7%
Net income from continuing operations attributable to Turning Point Brands, Inc.	$58,165	$47,326	22.9%

Comparison of Year Ended December 31, 2025, to Year Ended December 31, 2024

Net Sales: For the year ended December 31, 2025, consolidated net sales increased $102.4 million, or 28.4%, compared to the prior year period, primarily driven by an increase in net sales in the Stoker's segment mainly relating to modern oral growth.

For the year ended December 31, 2025, net sales in the Zig-Zag products segment decreased $13.9 million, or 7.2%, compared to the prior year period. The decrease in net sales was driven primarily by $15.2 million decline in U.S. papers, wraps, as well as $1.7 million decline in cigars, which was anticipated with expected opportunity costs associated with our focus on oral expansion. This decline was partially offset by $2.9 million of growth in our Canadian business.

For the year ended December 31, 2025, net sales in the Stoker’s products segment increased $116.3 million, or 69.1%, compared to the prior year period. The increase in net sales was driven primarily by $107.7 million of growth in modern oral products while the remaining growth is attributable to MST and loose-leaf chewing tobacco.

Gross Profit: For the year ended December 31, 2025, consolidated gross profit increased $62.7 million, or 31.1%, compared to the prior year period. Gross profit as a percentage of net sales increased to 57.1% of net sales for the year ended December 31, 2025, from 55.9% of net sales for the year ended December 31, 2024. The overall increase in gross profit margin was driven primarily by improved margin contribution from modern oral products and MST in the Stoker’s products segment.

For the year ended December 31, 2025, gross profit in the Zig-Zag products segment decreased $10.7 million, or 10.0%, compared to the prior year period. Gross profit as a percentage of net sales decreased to 53.7% of net sales for the year ended December 31, 2025, from 55.4% of net sales for the year ended December 31, 2024, driven primarily by Zig-Zag cigar wraps margins due to imposed tariffs and a shift in product mix with an increase in products with lower margins in the segment.

For the year ended December 31, 2025, gross profit in the Stoker’s products segment increased $73.4 million, or 77.3%, compared to the prior year period. Gross profit as a percentage of net sales increased to 59.2% of net sales for the year ended December 31, 2025 from 56.4% of net sales for the year ended December 31, 2024, driven primarily by the growth in net sales of modern oral products generating higher margin contributions than the previous year.

Selling, General and Administrative Expenses: For the year ended December 31, 2025, selling, general and administrative expenses increased $46.6 million, or 38.1%, compared to the prior year period primarily due to increased shipping and selling costs related to the increase in modern oral sales in the period compared to prior period. Selling, general and administrative expenses for the year ended December 31, 2025, included $6.9 million of stock options, restricted stock and incentives expense, $1.2 million of expense related to corporate restructuring, $4.8 million of expense related to PMTA, a $0.8 million increase in non-recurring outbound freight costs related to our ERP transition, $0.9 million of legal expenses incurred in connection with litigation related to an insurance claim for the tobacco damaged in a tornado, $2.0 million related to transaction costs and $0.2 million of expense related to the implementation of the new ERP and CRM systems. Selling, general and administrative expenses for the year ended December 31, 2024, included $7.2 million of stock options, restricted stock and incentives expense, $4.6 million of expense related to corporate restructuring, $3.6 million of expense related to PMTA, $2.1 million related to transaction costs and $0.9 million of expense related to the implementation of the new ERP and CRM systems.

Other Operating Income:  For the year ended December 31, 2025, other operating income decreased $1.7 million compared to the prior year period due to a federal excise tax refund of $1.7 million received in 2024.

Operating Income: For the year ended December 31, 2025, consolidated operating income increased $14.5 million, or 17.9%, compared to the prior year period. Operating income as a percentage of net sales decreased to 20.6% of net sales for the year ended December 31, 2025 from 22.4% of net sales for the year ended December 31, 2024, primarily due to an increase in unallocated corporate expenses.

For the year ended December 31, 2025, operating income in the Zig-Zag products segment decreased $7.8 million, or 11.6%, compared to the prior year period. Operating income as a percentage of net sales decreased to 33.0% of net sales for the year ended December 31, 2025 from 34.7% of net sales for the year ended December 31, 2024, primarily due to a federal excise tax refund of $1.7 million received in 2024 which increased operating income which did not recur in 2025.

For the year ended December 31, 2025, operating income in the Stoker’s products segment increased $40.8 million, or 59.8%, compared to the prior year period. Operating income as a percentage of net sales decreased to 38.3% of net sales for the year December 31, 2025 from 40.6% of net sales for the year ended December 31, 2024, primarily from increased sales and marketing expenses for the segment relating to modern oral growth.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and includes: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries and professional services, such as audit, external legal costs and information technology services; as well as (ii) costs related to the FDA premarket tobacco product application.  For the year ended December 31, 2025, unallocated costs were $72.7 million compared to $54.1 million in the prior year period, an increase of $18.6 million or 34.3%, primarily driven by joint venture related expenses.

Other Income: For the year ended December 31, 2025, other income was $6.6 million stemming from a $5.5 million employee retention credit refund received and $1.8 million received for management fees in the current year. We recognized no other income in 2024.

Interest Expense, net: For the year ended December 31, 2025, interest expense, net increased $3.5 million compared to the prior year period as a result of the issuance of the 2032 Notes in February 2025 which bear interest at a higher rate and have a higher outstanding principal amount than the 2026 Notes which were repaid with proceeds from the issuance of the 2032 Notes partially offset by interest income generated by the employee retention credit received in the current year.

(Income) Losses from Equity Method Investment: For the year ended December 31, 2025, (income) losses from investments in equity method investments decreased $1.2 million compared to the prior year period as a result of a $5.5 million loss from GWO partially offset by $4.2 million of net income from its distribution business.

Investment (Income) Loss: For the year ended December 31, 2025, investment (income) loss increased to $1.1 million income compared to $2.0 million loss for the year ended December 31, 2024. The change is primarily the result of impairment charges recognized on our investment in Old Pal for $0.9 million for the year ended December 31, 2025 that were offset by gains on marketable available-for-sale securities of $1.4 million, compared to impairment charges recognized on our investments in Bomani for $1.8 million and Old Pal for $0.8 million for the year ended December 31, 2024.

Loss on Extinguishment of Debt: For the year ended December 31, 2025, loss on extinguishment of debt was $1.2 million as a result of the redemption of the 2026 Notes in February 2025. We had no loss on extinguishment of debt in 2024.

Income Tax Expense: The Company’s income tax expense was $15.0 million, or 18.0% of income from continuing operations before income taxes for the year ended December 31, 2025. The Company's income tax expense was $16.9 million, or 26.1% of income from continuing operations before income taxes for the year ended December 31, 2024. The decrease in tax rate compared to the prior year is due to the inclusion of permanent tax differences related to the Company's restricted stock units that were issued and stock options that were exercised in the year ended December 31, 2025.

Net Income Attributable to Non-Controlling Interest: Net income attributable to non-controlling interest was $10.0 million for the year ended December 31, 2025, compared to a net loss of $0.7 million for the year ended December 31, 2024. The increase in income from non-controlling interest compared to the prior year period is due to the consolidation of a joint venture starting in December 2024.

Net Income from Continuing Operations Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income from continuing operations attributable to Turning Point Brands, Inc. for the years ended December 31, 2025 and 2024, was $58.2 million and $47.3 million, respectively.

Comparison of Year Ended December 31, 2024, to Year Ended December 31, 2023

For a discussion of the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Loss from Discontinued Operations, net of tax

On January 2, 2025, the Company contributed 100% of its interest in SBB, the subsidiary that owned and operated the Company’s CDS segment, to GWO in exchange for 49% of the issued and outstanding GWO common stock on a fully-diluted basis. GWO is majority owned by Standard General, LP.  The assets and liabilities associated with the CDS business were classified as held for sale as of December 31, 2024, and its financial results are classified as discontinued operations and reported separately for all periods presented herein. Upon meeting the criteria for held for sale classification, the Company recorded a non-cash charge of $8.8 million with an equivalent valuation allowance against net assets held for sale to reduce the carrying value of the disposal group to fair value.

Loss from discontinued operations, net of tax for the years ended December 31 are as follows:

(in thousands)	For the years ended December 31,
	2025	2024
Loss from discontinued operations, net of tax	$-	$(7,517)

Comparison of Year Ended December 31, 2025, to Year Ended December 31, 2024

For the year ended December 31, 2025, net loss from discontinued operations was $0, compared to a loss of $7.5 million for the year ended December 31, 2024. This prior year loss related to operations that were classified as discontinued in 2024 and no such activity occurred in 2025.

Comparison of Year Ended December 31, 2024, to Year Ended December 31, 2023

For a discussion of the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

We define “EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, income tax expense, depreciation, and amortization. We define “Adjusted EBITDA” as net income before interest expense, gain (loss) on extinguishment of debt, income tax expense, depreciation, amortization, other non-cash items, and other items we do not consider the ordinary course in our evaluation of ongoing operating performance noted in the reconciliation below. Among other items that we adjust Adjusted EBITDA for is FDA PMTA expense. The Company believes it is appropriate to adjust for this spend as the costs are incurred in connection with what it views as a non-traditional regulatory process that requires applications be submitted for covered products that are already on the market. As a result, Company’s management believes it is most appropriate to assess the performance of the Company’s business – the sale of its various products - without regard to these costs and believes that adjusting for these costs provides investors and the public markets with the most meaningful metrics to assess performance of the business.

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

(in thousands)	Years ended December 31,
	2025	2024	2023
Net income attributable to Turning Point Brands, Inc.	$58,165	$39,809	$38,462
Loss from discontinued operations, net of tax	-	7,517	285
Add:
Interest expense, net	17,767	13,983	14,645
Loss (Gain) on extinguishment of debt	1,235	-	(1,664)
Income tax expense	15,456	16,929	23,999
Depreciation expense	3,298	3,329	2,780
Amortization expense	4,225	2,333	1,338
EBITDA	$100,146	$83,900	$79,845
Components of Adjusted EBITDA
Corporate restructuring (a)	1,260	4,634	199
ERP/CRM implementation (b)	211	993	552
Stock based compensation (c)	6,974	7,243	6,561
Transactional expenses and strategic initiatives (d)	2,004	2,107	165
Non-recurring freight (e)	837	-	-
Non-recurring legal (f)	941	-	-
FDA PMTA (g)	4,816	3,592	2,098
Mark-to-market gain on Canadian inter-company note (h)	(513)	942	-
Non-cash asset impairment (i)	6,738	2,722	12,177
Gain on investment (j)	(1,392)	-	-
ERC refund (k)	(5,451)	-	-
Honorarium (l)	318	-	-
Manufacturing start-up costs (m)	642	-	-
Tariff adjustment (n)	1,991	-	-
FET refund (o)	-	(1,674)	(4,345)
Legal settlement (p)	-	-	(4,000)
Adjusted EBITDA	$119,522	$104,459	$93,252

(a)	Represents costs associated with corporate restructuring, including severance and early retirement.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and temporary cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, PSRUs, etc.
(d)	Represents fees incurred for transaction expenses.
(e)	Represents elevated non-recurring outbound freight costs due to ERP transition.
(f)	Represents legal expenses incurred in connection with litigation related to an insurance claim.
(g)

Represents costs associated with applications related to FDA premarket tobacco production application ("PMTA").The PMTA regime requires the Company to submit an application to the FDA to receive marketing authorization to continue to sell certain of its product lines with continued sales permitted during the pendency of the applications. The application is a onetime resource-intensive process for each covered product line; however, due to the nature of the implementation process for those product lines already in the market, applications can take multiple years to complete rather than the typical one-time submission. The Company currently has only two product lines currently subject to the PMTA process, having utilized other regulatory pathway options available for our other product lines. The Company does not expect to submit additional PMTA applications for any new product lines after the submission for the pending two are complete.

(h)	Represents a mark to market loss attributable to foreign exchange fluctuation.
(i)	Represents impairment of goodwill, intangible and investment assets.
(j)	Represents gain on investments.
(k)	Represents an employee retention credit refund received which is included in other income, net.
(l)	Represents an honorarium gift included in other income, net.
(m)	Represents non-recurring expenses incurred during the start-up of manufacturing lines.
(n)	Represents adjustment to costs of goods sold to reflect prevailing tariff rates.
(o)	Represents a federal excise tax refund included in other operating income.
(p)	Represents other income from litigation settlement.

Liquidity and Capital Resources

Our principal uses for cash are working capital, debt service and capital expenditures and other growth initiatives. As of December 31, 2025, we had $222.8 million cash on hand and as of December 31, 2024 we had $46.2 million (excluding CDS segment cash of $2.8 million). As of December 31, 2025, we had up to $65.8 million of availability under the 2023 ABL Facility. After giving effect to the issuance of the 2032 Notes and redemption of the 2026 Notes in February 2025, our cash on hand would have been $90.2 million as of December 31, 2024, and borrowing availability under the ABL would have remained the same. We have no borrowings outstanding under our ABL as of December 31, 2025. Our Convertible Senior Notes matured on July 15, 2024, and were retired with cash.

Our adjusted working capital which we define as current assets less cash and current liabilities, increased $21.6 million compared to the prior year end. This amount excludes CDS segment assets and liabilities held for sale in 2024.

	As of
(in thousands)	December 31,	December 31,
	2025	2024
Current assets	$194,390	$140,577
Current liabilities	75,007	42,771
Adjusted working capital	$119,383	$97,806

The increase in adjusted working capital is primarily a result of increased other current assets from inventory deposits relating to growth. For the years ended December 31, 2025 and 2024, we invested $13.5 million and $4.6 million, respectively, in capital expenditures. We had restricted assets of $29.9 million and $28.7 million as of December 31, 2025 and 2024, respectively. Restricted assets consist of escrow deposits under the MSA and insurance deposits. On the 25th anniversary of each annual deposit, we are entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Continuing Operations

Our cash flows from continuing operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	For the years ended December 31,
	2025	2024
Cash provided by (used in)
Operating activities	$57,374	$60,958
Investing activities	$(31,671)	$(10,509)
Financing activities	$148,274	$(128,284)

Cash Flows from Operating Activities

For the year ended December 31, 2025, net cash provided by operating activities was $57.4 million, a decrease of $3.6 million compared to the prior year period. The decrease is primarily due to unfavorable changes of $27.9 million in working capital partially offset by an increase of $27.6 million in net income, net of non-cash items of $5.8 million. The primary drivers of non-cash items were $8.4 million increase in deferred tax expenses. $1.7 million increase in depreciation and amortization and $1.2 million increase in losses from equity method investments, partially offset by $1.2 million increase in noncash lease income and $3.2 million decrease in loss on investments.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $31.7 million, an increase of $21.2 million compared to 2024, primarily due to $13.5 million in capital expenditures, including to build U.S. manufacturing for our modern oral brands, the net purchases of an additional $7.4 million in investments by our captive insurance subsidiary, the purchases of non-marketable equity securities of $2.8 million, and $8.0 million paid by TPB Canada for the option to purchase the distribution business.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $148.3 million, an increase of $276.6 million compared to the prior year period, primarily due to a net increase in cash of $42.8 million related to the February 2025 issuance of the 2032 Notes, an increase of $11.0 million from Interchange subscription agreement proceeds, $97.5 million increase related to ATM Program proceeds, and $2.2 million related to stock compensation activity, as well as $5.1 million of common stock repurchases in the prior year period that did not repeat in 2025.

Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2025 and 2024, in order of preference:

	December 31,	December 31,
	2025	2024
2032 Notes	$300,000	$-
2026 Notes	-	250,000
Gross notes payable and long-term debt	300,000	250,000
Less deferred financing costs	(6,375)	(1,396)
Notes payable and long-term debt	$293,625	$248,604

2032 Notes

On February 19, 2025, we entered into an indenture relating to the issuance and sale of $300.0 million aggregate principal amount of its 7.625% Senior Secured Notes due 2032 (the “2032 Notes”), by and among the Company, the guarantors party thereto and GLAS Trust Company LLC, as trustee and notes collateral agent. The 2032 Notes incur interest at a rate of 7.625%, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025. Proceeds from the offering were approximately $293.0 million and were used to redeem the 2026 Notes and for general corporate purposes

The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by certain existing and future wholly-owned domestic restricted subsidiary of the Company (collectively, the “Guarantors” as defined in the indenture governing the 2032 Notes or the “2032 Notes Indenture”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the existing and future assets of the Company and the Guarantors that do not secure the 2023 ABL Facility (as defined below), subject to certain exceptions. The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default.

We incurred debt issuance costs attributable to the 2032 Notes of $7.3 million which are amortized to interest expense using the straight-line method over the expected life of the 2032 Notes.

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

On February 20, 2025 (the “Redemption Date”), we used a portion of the proceeds from the issuance and sale of the 2032 Notes to redeem all $250.0 million of its outstanding 2026 Notes at a redemption price equal to 100% of the aggregate principal amount of the 2026 Notes, plus accrued and unpaid interest thereon to, but excluding the Redemption Date. Upon redemption of the 2026 Notes, the indenture governing the 2026 Notes was satisfied and discharged in accordance with its terms.

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

The 2023 ABL Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any four consecutive fiscal quarters if excess availability is less than the greater of (a) 12.5% of the line cap and (b) $9.4 million, at any time and continuing until excess availability is equal to or exceeds the greater of (i) 12.5% of the line and (ii) $9.4 million for thirty (30) consecutive calendar days with the $9.4 million level automatically increased in proportion to the amount of any increase in the aggregate revolving credit commitments thereunder in connection with any accordion facility.

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

We have not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $65.8 million based on the borrowing base as of December 31, 2025.

We incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Additional Information with Respect to our Unrestricted Subsidiaries

Under the terms of the 2032 Notes, the Company designated certain of its subsidiaries as “Unrestricted Subsidiaries”, including Interchange Partners LLC and Intrepid Brands, LLC. The Company is required under the terms of the indenture governing the 2032 Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information for 2025 is presented below.

Income Statement for the year ended December 31, 2025:

	Year Ended December 31,
	2025
	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Net sales	$384,455	$78,607	$463,062
Cost of sales	167,411	31,337	198,748
Gross profit	217,044	47,270	264,314
Selling, general, and administrative expenses	140,562	28,425	168,987
Operating income	76,482	18,845	95,327
Other income, net	(6,249)	(367)	(6,616)
Interest expense, net	18,480	(1,014)	17,466
Investment (gain) loss	(382)	(678)	(1,060)
(Income) losses from equity method investment	1,268	(109)	1,159
Loss on extinguishment of debt	1,235	-	1,235
Income before income taxes	62,497	20,646	83,143
Income tax expense	14,991	-	14,991
Consolidated net income	47,506	20,646	68,152
Net income attributable to non-controlling interest	759	9,228	9,987
Net income attributable to Turning Point Brands, Inc.	$46,747	$11,418	$58,165

Balance Sheet as of December 31, 2025:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$179,344	$43,416	$-	$222,760
Accounts receivable, net	23,335	2,391	-	25,726
Inventories, net	103,408	4,581	-	107,989
Other current assets	55,515	5,160	-	60,675
Total current assets	361,602	55,548	-	417,150
Property, plant, and equipment, net	36,107	140	-	36,247
Right of use assets	14,480	-	-	14,480
Deferred financing costs, net	1,180	-	-	1,180
Goodwill	136,097	-	-	136,097
Other intangible assets, net	64,042	-	-	64,042
Master Settlement Agreement (MSA) escrow deposits	29,887	-	-	29,887
Other assets	48,810	15,857	-	64,667
Investment in unrestricted subsidiaries	-	11,069	(11,069)	-
Total assets	$692,205	$82,614	$(11,069)	$763,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,857	$8,563	$-	$20,420
Accrued liabilities	10,651	43,936	-	54,587
Total current liabilities	22,508	52,499	-	75,007
Deferred income tax liabilities, net	8,289	-	-	8,289
Notes payable and long-term debt	293,625	-	-	293,625
Other long-term liabilties	4,138			4,138
Lease liabilities	10,708	-	-	10,708
Total liabilities	$339,268	$52,499	$-	$391,767

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	351,576	13,797	(11,069)	354,304
Non-controlling interest	1,361	16,318	-	17,679
Total stockholders’ equity	352,937	30,115	(11,069)	371,983
Total liabilities and stockholders’ equity	$692,205	$82,614	$(11,069)	$763,750

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

The following table summarizes our escrow deposit balances (in thousands) by sales year as of:

	Deposits as of December 31,
Sales Year	2025	2024
1999	$130	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$31,992	$32,073

Off-Balance Sheet Arrangements

At December 31, 2025, we had no foreign currency contracts outstanding. During 2024, we executed various foreign exchange contracts for the purchase and sale of €3.6 million. At December 31, 2024, we had foreign currency contracts outstanding for the purchase and sale of €2.1 million. The fair value of the foreign currency contracts were based on quoted market prices and resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities at December 31, 2024.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, lease payments, debt service and capital expenditures. The Company’s contractual obligations primarily include long-term debt and lease obligations. For information regarding our long-term debt obligations and cash payment obligations thereunder, please see above and Note 14, “Notes Payable and Long-Term Debt” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. For information regarding our lease obligations and cash payment obligations thereunder, please see Note 17, “Lease Commitments” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In 2025, we made no repurchases of our common stock. In 2024, we repurchased 154,945 shares of our common stock for a total cost of $5.1 million at an average price per share of $32.60, and have $200 million of authorization remaining under our Board approved repurchase program at December 31, 2025.

Regulation and Legislation

While we are subject to several regulatory regimes and requirements, the following may meaningfully impact operations or resources:

Federal Regulation

Certain tobacco and nicotine products, cigarette papers, and cigarette tubes are subject to federal excise taxes. Any future increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of future increases in federal excise taxes. As of December 31, 2025, federal excise taxes are not assessed on certain novel nicotine products, including nicotine pouches, e-cigarettes and related products. Changes to these requirements could affect our results of operations.

State and Local Regulation

As of December 31, 2025, the states require excise tax payments on most of our products. These required taxes may increase over time or be expanded to cover additional product categories and may in some cases impact the consumer demand of the products. In addition, there are several local taxing jurisdictions requiring taxes and/or licensing. Several states have also implemented or are considering implementing additional regulations on our products, including sales restrictions. These requirements may impact which products we are allowed to offer for sale or may influence retailers’ likelihood of carrying regulated products more generally.

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

On May 4, 2022, the FDA proposed two tobacco product standards related to combusted tobacco products: (1) a ban on menthol as a characterizing flavor in cigarettes; and (2) a ban on all characterizing flavors (including menthol) in cigars. On June 21, 2022, the FDA also issued a proposed product standard related to restricting the level of nicotine in traditional cigarettes. On March 8, 2023, the FDA proposed requirements for tobacco product manufacturing practice (“TPMPs”). Once finalized, TPMPs would establish requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of finished and bulk tobacco products. These regulations are required to go through the formal rulemaking process where we have had the opportunity to provide comments with regard to the impact such standards would have on our products. As of February 2025, these proposed rules were withdrawn or otherwise delayed. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact our products or our premarket filings.

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

We regularly review our foreign currency risk and hedging programs and may as part of that review determine at any time to change our hedging policy. During 2025, we did not execute any foreign exchange contracts. During 2024, we executed various foreign exchange contracts for the purchase of €3.6 million and sale of €3.6 million with maturity dates ranging from October 2024 to June 2025. At December 31, 2025, we had no foreign currency contracts outstanding. A 10% change in the euro to U.S. dollars exchange rate would change our pre-tax income by approximately $1.7 million per year.

Credit Risk

At December 31, 2025 and 2024, we had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $221.8 million and $47.4 million, respectively. The Company has chosen to invest a portion of the MSA escrows, from time to time, in U.S. Government securities including Treasury notes and Treasury bonds. We sell our products to distributors, retail establishments, and individual consumers throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2025, we had no customers that accounted for more than 10% of our net sales. In 2024 we had one customer that accounted for more than 10% of our net sales and in 2023 we had no customers that accounted for more than 10% of our net sales. We perform periodic credit evaluations of our customers and generally do not require collateral on trade receivables. Historically, we have not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

In February 2025, we issued the 2032 Notes in an aggregate principal amount of $300 million. We carry the 2032 Notes at face value. Since the 2032 Notes bear interest at a fixed rate, we have no financial statement risk associated with increases in interest rates. However, the fair value of the 2032 Notes changes when the market price of our stock fluctuates, or interest rates change. Our remaining debt instrument is the 2023 ABL Facility, which has no borrowing outstanding. The 2023 ABL Facility is subject to a floating rate. Accordingly, if we make borrowings under the 2023 ABL Facility, we will be exposed to fluctuations in interest rates.

Item 8. Financial Statements and Supplementary Data

TURNING POINT BRANDS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Turning Point Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Turning Point Brands, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of whether General Wireless Operations, Inc. and its distribution business were variable interest entities of the Company

As discussed in Notes 2 and 12 to the consolidated financial statements, during the year ended December 31, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (SBB) to General Wireless Operations, Inc. (GWO) in exchange for 49% of the issued and outstanding GWO common stock. The Company has the right to redeem the contribution of SBB from GWO at fair market value under certain circumstances and also received a purchase option with a 15-year term to acquire the remaining 51% equity interest in GWO. Subsequent to this first transaction, on August 8, 2025, SBB acquired a distribution business. In connection with this acquisition, 10233625 Canada Corp. (Turning Point Brands Canada), an indirect consolidated subsidiary of the Company, purchased an option from SBB to acquire this distribution business for fair market value less the option price. The Company evaluates whether it holds a controlling financial interest in unconsolidated entities, whether the entities are variable interest entities (VIEs) and if the Company is the primary beneficiary of any identified VIE to determine whether the Company is required to consolidate the entities. The Company performs this analysis on an ongoing basis. The Company concluded that the distribution business acquired by GWO is a VIE that the Company is not required to consolidate and, upon reconsideration, concluded GWO meets the definition of a VIE and is accounted for as an equity method investment.

Report of Independent Registered Public Accounting Firm (continued)

We identified the evaluation of whether the distribution business acquired by GWO and, upon reconsideration, GWO were VIEs of the Company as a critical audit matter. Complex auditor judgment and increased extent of audit effort was required to evaluate the Company’s determination of (1) whether GWO and the distribution business acquired by GWO were VIEs and (2) the primary beneficiary of the VIEs, which required management to apply complex consolidation accounting standards and make significant judgments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s application of the variable interest model and assessment of reconsideration events. We evaluated the reasonableness of the Company’s conclusions related to whether the distribution business acquired by GWO was a VIE of the Company. Specifically, we (1) evaluated the terms of the agreements by reading the purchase agreements and other related documents that govern the formation and activities of the entities (the Contractual Arrangements), (2) tested whether the Company appropriately determined the primary beneficiary by evaluating the Contractual Arrangements of the entities to determine if the Company has the power to direct activities that most significantly impact the economic performance of the VIE, and if the Company has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE, (3) read the terms of the option purchased by the Company, through the Canadian subsidiary, and evaluated whether the terms met the power criterion, and (4) evaluated the terms and tested whether any party has the unilateral and substantive right to terminate related agreements, including through inquiry of internal counsel. Additionally, we evaluated the Company’s assessment that the reconsideration event resulted in GWO becoming a VIE of the Company accounted for under the equity method of accounting by assessing the underlying terms and nature of agreements between the Company, GWO and its acquired distribution business.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Louisville, Kentucky
March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Turning Point Brands, Inc. and its subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2006 to 2025.

Charlotte, North Carolina

March 6, 2025

Turning Point Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2025 and 2024

(dollars in thousands except share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$222,760	$46,158
Accounts receivable, net of allowances of $206 in 2025 and $66 in 2024	25,726	9,624
Inventories, net	107,989	96,253
Current assets held for sale	-	11,470
Other current assets	60,675	34,700
Total current assets	417,150	198,205
Property, plant, and equipment, net	36,247	26,337
Deferred income tax assets, net	-	995
Right of use assets	14,480	11,610
Deferred financing costs, net	1,180	1,823
Goodwill	136,097	135,932
Other intangible assets, net	64,042	65,254
Master Settlement Agreement (MSA) escrow deposits	29,887	28,676
Noncurrent assets held for sale	-	3,859
Other assets	64,667	20,662
Total assets	$763,750	$493,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,420	$11,675
Accrued liabilities	54,587	31,096
Current liabilities held for sale	-	2,049
Total current liabilities	75,007	44,820
Deferred income tax liabilities, net	8,289	-
Notes payable and long-term debt	293,625	248,604
Other long-term liabilities	4,138	-
Lease liabilities	10,708	9,549
Total liabilities	391,767	302,973

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,589,527 issued shares, 19,132,384 outstanding shares at December 31, 2025, and 20,200,886 issued shares, 17,729,481 outstanding shares at December 31, 2024	216	202
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	203,627	126,662
Cost of repurchased common stock (1,457,143 and 2,471,405 shares at December 31, 2025 and 2024)	(47,637)	(83,144)
Accumulated other comprehensive loss	(1,563)	(2,903)
Accumulated earnings	199,661	147,164
Non-controlling interest	17,679	2,399
Total stockholders’ equity	371,983	190,380
Total liabilities and stockholders’ equity	$763,750	$493,353

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Income

for the years ended December 31, 2025, 2024, and 2023

(dollars in thousands except share data)

	For the years ended December 31,
	2025	2024	2023
Net sales	$463,062	$360,660	$325,064
Cost of sales	198,748	159,095	142,122
Gross profit	264,314	201,565	182,942
Selling, general, and administrative expenses	168,987	122,407	104,327
Other operating income	-	(1,674)	(4,345)
Operating income	95,327	80,832	82,960
Other income, net	(6,616)	-	(4,000)
Interest expense, net	17,466	13,983	14,645
Investment (gain) loss	(1,060)	1,968	9,601
(Income) losses from equity method investment	1,159	(75)	2,313
Loss (gain) on extinguishment of debt	1,235	-	(1,664)
Income from continuing operations before income taxes	83,143	64,956	62,065
Income tax expense	14,991	16,929	23,999
Income from continuing operations	68,152	48,027	38,066
Loss from discontinued operations, net of tax	-	(7,517)	(285)
Consolidated net income	68,152	40,510	37,781
Net income (loss) attributable to non-controlling interest	9,987	701	(681)
Net income attributable to Turning Point Brands, Inc.	$58,165	$39,809	$38,462

Basic income (loss) per common share:
Continuing operations	$3.18	$2.67	$2.20
Discontinued operations	-	(0.43)	(0.01)
Basic earnings per share	$3.18	$2.24	$2.19
Diluted income (loss) per common share:
Continuing operations	$3.11	$2.53	$2.02
Discontinued operations	-	(0.39)	(0.01)
Diluted earnings per share	$3.11	$2.14	$2.01
Weighted average common shares outstanding:
Basic	18,314,047	17,734,239	17,578,270
Diluted	18,730,635	19,362,806	20,467,406

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the years ended December 31, 2025, 2024, and 2023

(dollars in thousands)

	For the years ended December 31,
	2025	2024	2023
Consolidated net income	$68,152	$40,510	$37,781

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on MSA investments, net of tax of $287 in 2025 and $9 in 2024 and $161 in 2023	1,004	(17)	542
Foreign currency translation, net of tax of $0 in 2025, 2024, and 2023	219	(197)	(74)
Unrealized (loss) gain on derivative instruments, net of tax of $18 in 2025, $54 in 2024and $237 in 2023	63	(173)	(747)
Unrealized gain on investments, net of tax of $48 in 2025 and $0 in 2024	99	50	-
	1,385	(337)	(279)

Consolidated comprehensive income	69,537	40,173	37,502
Comprehensive income (loss) attributable to non-controlling interest	10,032	619	(705)
Comprehensive income attributable to Turning Point Brands, Inc.	$59,505	$39,554	$38,207

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31, 2025, 2024, and 2023

(dollars in thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Consolidated net income	$68,152	$40,510	$37,781
Loss from discontinued operations, net of tax	-	7,517	285
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	1,235	-	(1,664)
Loss on sale of property, plant, and equipment	106	75	62
Gain on insurance recovery of inventory loss	-	-	(15,181)
Loss (gain) from equity method investments	1,159	(75)	2,313
(Gain) Loss on investments	(484)	2,797	9,864
Depreciation and other amortization expense	6,177	4,439	2,921
Amortization of other intangible assets	1,239	1,223	1,197
Amortization of deferred financing costs	1,714	2,430	2,445
Deferred income tax expense	8,931	519	7,024
Stock compensation expense	6,974	7,243	6,561
Noncash lease income	(1,797)	(622)	(72)
Gain on MSA investments	-	(14)	-
Changes in operating assets and liabilities:
Accounts receivable	(16,114)	185	(2,625)
Inventories	(11,584)	(4,770)	13,287
Other current assets	(25,413)	(1,421)	(3,794)
Other assets	(4,835)	(1,767)	(4,865)
Accounts payable	8,603	3,689	100
Accrued liabilities and other	13,311	(1,000)	601
Operating cash flows from continuing operations	57,374	60,958	56,240
Operating cash flows from discontinued operations	-	6,104	10,641
Net cash provided by operating activities	$57,374	$67,062	$66,881

Cash flows from investing activities:
Capital expenditures	$(13,529)	$(4,623)	$(5,707)
Purchases of investments	(13,755)	(10,857)	(202)
Proceeds from sale of investments	6,363	5,420	-
Purchase of options agreement	(8,000)	-	-
Purchases of non-marketable equity investments	(2,783)	(500)	-
Proceeds on sale of property, plant and equipment	-	5	3
MSA escrow deposits, net	33	46	-
Investing cash flows from continuing operations	(31,671)	(10,509)	(5,906)
Investing cash flows from discontinued operations	-	-	-
Net cash used in investing activities	$(31,671)	$(10,509)	$(5,906)

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (cont.)

for the years ended December 31, 2025, 2024, and 2023

(dollars in thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Convertible Senior Notes repurchased	$-	$(118,541)	$(41,794)
Payment of 2026 Senior Notes	(250,000)	-	-
Proceeds from 2032 Notes	300,000	-	-
At the market offering proceeds	97,499	-	-
Interchange subscription agreement	11,000	-	-
Proceeds from call options	-	-	114
Payment of dividends	(5,519)	(4,905)	(4,497)
Payments of financing costs	(7,285)	(133)	(2,437)
Exercise of options	7,561	2,807	450
Redemption of options	(33)	(335)	(346)
Redemption of restricted stock units	(2,324)	(914)	(995)
Issuance of restricted stock units	1	-	-
Redemption of performance based restricted stock units	(2,626)	(1,212)	-
Issuance of performance based restricted stock units	-	-	-
Common stock repurchased	-	(5,051)	-
Financing cash flows from continuing operations	148,274	(128,284)	(49,505)
Financing cash flows from discontinued operations	-	-	-
Net cash provided by (used in) financing activities	$148,274	$(128,284)	$(49,505)

Net increase (decrease) in cash	$173,977	$(71,731)	$11,470
Effect of foreign currency translation on cash	$(205)	$(182)	$13

Cash, beginning of period:
Unrestricted	$48,941	$117,886	$106,403
Restricted	1,961	4,929	4,929
Total cash at beginning of period	$50,902	$122,815	$111,332

Cash, end of period:
Unrestricted	$222,760	$48,941	$117,886
Restricted	1,914	1,961	4,929
Total cash at end of period	$224,674	$50,902	$122,815

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20,451	$17,488	$18,047
Cash paid during the period for income taxes, net	$10,384	$20,997	$12,447

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$-	$18	$8
Accrued consideration for acquisition of investments	$-	$-	$248

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,443	$1,588	$1,489

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the years ended December 31, 2025, 2024, and 2023

(dollars in thousands)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other	Accumulated	Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Earnings	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	(Deficit)	Interest	Total
Beginning balance January 1, 2023	17,485,163	$198	$113,242	$(78,093)	$(2,393)	$78,691	$1,735	$113,380

Unrealized loss on MSA investments, net of tax of $161	-	$-	$-	$-	$542	$-	$-	$542
Unrealized gain on derivative instruments, net of tax of $237	-	-	-	-	(747)	-	-	(747)
Foreign currency translation, net of tax of $0	-	-	-	-	(50)	-	(24)	(74)
Stock compensation expense	-	-	6,561	-	-	-	-	6,561
Exercise of options	33,851	-	450	-	-	-	-	450
Redemption of options	(15,985)	-	(346)	-	-	-	-	(346)
Issuance of performance based restricted stock units	105,032	1	75	-	-	-	-	76
Redemption of performance based restricted stock units	(34,704)	-	(800)	-	-	-	-	(800)
Issuance of restricted stock units	40,910	-	2	-	-	-	-	2
Redemption of restricted stock units	(8,590)	-	(195)	-	-	-	-	(195)
Settlement of call options, net of tax of $28	-	-	86	-	-	-	-	86
Dividends	-	-	-	-	-	(4,710)	-	(4,710)
Net income	-	-	-	-	-	38,462	(681)	37,781
Ending balance December 31, 2023	17,605,677	$199	$119,075	$(78,093)	$(2,648)	$112,443	$1,030	$152,006

Unrealized gain on MSA investments, net of tax of $9	-	$-	$-	$-	$(17)	$-	$-	$(17)
Unrealized loss on derivative instruments, net of tax of $54	-	-	-	-	(173)	-	-	(173)
Foreign currency translation, net of tax of $0	-	-	-	-	(115)	-	(82)	(197)
Unrealized gain on investments, net of tax of $0	-	-	-	-	50	-	-	50
Acquisition of non-controlling interest	-	-	-	-	-	-	750	750
Stock compensation expense	-	-	7,243	-	-	-	-	7,243
Exercise of options	132,572	1	2,806	-	-	-	-	2,807
Redemption of options	(9,735)	-	(335)	-	-	-	-	(335)
Issuance of performance based restricted stock units	129,316	1	-	-	-	-	-	1
Redemption of performance based restricted stock units	(48,170)	-	(1,212)	-	-	-	-	(1,212)
Issuance of restricted stock units	106,249	1	78	-	-	-	-	79
Redemption of restricted stock units	(31,483)	-	(993)	-	-	-	-	(993)
Cost of repurchased common stock	(154,945)	-	-	(5,051)	-	-	-	(5,051)
Dividends	-	-	-	-	-	(5,088)	-	(5,088)
Net income	-	-	-	-	-	39,809	701	40,510
Ending balance December 31, 2024	17,729,481	$202	$126,662	$(83,144)	$(2,903)	$147,164	$2,399	$190,380

Unrealized loss on MSA investments, net of tax of $287	-	$-	$-	$-	$1,004	$-	$-	$1,004
Unrealized loss on derivative instruments, net of tax of $18	-	-	-	-	63	-	-	63
Foreign currency translation, net of tax of $0	-	-	-	-	174	-	45	219
Unrealized gain on investments, net of tax of $48	-	-	-	-	99	-	-	99
Stock compensation expense	-	-	6,974	-	-	-	-	6,974
Exercise of options	245,855	2	7,559	-	-	-	-	7,561
Redemption of options	(572)	-	(33)	-	-	-	-	(33)
Issuance of performance based restricted stock units	104,532	-	-	-	-	-	-	-
Redemption of performance based restricted stock units	(34,196)	1	(2,627)	-	-	-	-	(2,626)
Issuance of restricted stock units	103,612	1	-	-	-	-	-	1
Redemption of restricted stock units	(30,590)	-	(2,324)	-	-	-	-	(2,324)
Interchange subscription agreement contribution	-	-	5,752	-	-	-	5,248	11,000
Issuance of common stock in connection with the At-the-Market Offering Program, net of fees	1,014,262	10	61,664	35,507	-	-	-	97,181
Dividends	-	-	-	-	-	(5,668)	-	(5,668)
Net income	-	-	-	-	-	58,165	9,987	68,152
Ending balance December 31, 2025	19,132,384	$216	$203,627	$(47,637)	$(1,563)	$199,661	$17,679	$371,983

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

Discontinued Operations

On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands LLC (“SBB”), the subsidiary that owned and operated the Company’s former Creative Distribution Solutions (“CDS”) reportable segment, to General Wireless Operations, Inc. (“GWO”) in exchange for 49% of the issued and outstanding GWO common stock. GWO is majority owned by Standard General, LP. The Company established RSH Holding Trust ("RSH Trust") to hold its interest in GWO which is managed by an independent trustee that votes our interest in GWO in accordance with GWO's board's recommendation, and GWO is controlled by Standard General, L.P.

As of December 31, 2024, the assets and liabilities associated with the CDS segment were classified as held for sale. Accordingly, the financial results of the CDS segment were classified as discontinued operations and reported separately for all periods presented herein until its disposition on January 2, 2025. Following the discontinued operations classification, the Company has two reportable segments, which are reflected herein. Unless otherwise noted, disclosures in the notes to these consolidated financial statements relate solely to the Company's continuing operations, comprised of the Zig-Zag and Stoker’s segments. See Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations" for additional information regarding the CDS divestiture, including the assets and liabilities held for sale and the income or losses from discontinued operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s estimates include those affecting the valuation of goodwill and other intangible assets, the fair value of assets held for sale, deferred income tax valuation allowances, the valuation of investments,  share-based payments, and the valuation of inventory, including reserves.

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

The Company determines whether an entity is a VIE at the inception of its variable interest in the entity and upon the occurrence of certain reconsideration events.

Management of the Company has determined that Turning Point Brands Canada and ALP Supply Co, LLC (“ALP”) are VIEs for which the Company is required to consolidate and determined that the distribution business acquired by General Wireless Operations, Inc. (refer to Note 12, "Other Assets") is a VIE for which the Company is not required to consolidate. The Company has a 65% financial interest in the equity of Turning Point Brands Canada, provides additional subordinated financing and has a distribution agreement for the sale of the Company’s products that makes up a significant portion of Turning Point Brands Canada’s business activities. The Company has a 50% equity interest in ALP, provides additional financing, has a supply agreement to be the exclusive provider of product and is the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance, and the right to receive benefits and the obligation to absorb losses. RSH Trust, which was established by the Company and is managed by an independent trustee that votes our interest in GWO in accordance with GWO's board's recommendations, holds 49% indirect interest in the distribution business through its interests in General Wireless Operations, Inc. ("GWO") and, through Turning Point Brands Canada, the Company has a variable interest through a purchase option to acquire the equity interests of GWO's distribution business. However, the Company does not have the ability to direct the activities that impact the performance of the business. GWO is controlled by Standard General, L.P. Based on the foregoing, management believes in its judgement that the distribution business is a VIE for which the Company is not required to consolidate. See Note 12 "Other Assets" for further discussion of the acquisition of the distribution business by General Wireless Operations, Inc. and the terms of the option on its equity interests. Turning Point Brands Canada charged a fee to the distribution business in 2025. The agreement was terminated in the fourth quarter.

Subsequent to the acquisition of the distribution business by General Wireless Operations, the Company determined that the General Wireless Operations Equity Method Investment is a VIE of which we are not the primary beneficiary. We considered the Company’s interest at risk due to a lack of power, through voting rights, to direct the activities that most significantly impact General Wireless Operations’ economic performance. Standard General, L.P’s voting rights are conveyed through an equity interest that is not considered at risk. Based on the foregoing, management believes in its judgement that General Wireless Operations is a VIE for which the Company is not required to consolidate.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $29.7 million, $17.9 million, and $16.0 million in 2025, 2024, and 2023, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $0.9 million, $1.3 million, and $0.6 million in 2025, 2024, and 2023, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and impairment. Depreciation is provided using the straight-line method over the lesser of the estimated useful lives of the assets or the life of the leases for leasehold improvements (4 to 7 years for machinery, equipment and furniture, 10 to 15 years for leasehold improvements, and up to 15 years for buildings and building improvements). Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major repairs and improvements are capitalized and depreciated over their estimated useful lives. Upon disposition of fixed assets, the costs and related accumulated depreciation amounts are relieved. Any resulting gain or loss is reflected in operations during the period of disposition. Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $29.8 million, $12.0 million, and $7.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include make-your-own ("MYO") cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states’ statutes that expressly give the manufacturers the option of opening, funding, and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies who are not signatories to the MSA to deposit, on an annual basis, into qualified banks, escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for 25 years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the company. Either option – becoming an MSA signatory or establishing an escrow account – is permissible.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2025, the Company had on deposit approximately $32.0 million, the fair value of which was approximately $29.9 million. At December 31, 2024, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $28.7 million. During 2025, no monies were deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

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

	As of December 31, 2025				As of December 31, 2024
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,914	$-	$-	$1,914	$1,961	$-	$-	$1,961
U.S. Governmental agency obligations (unrealized position < 12 months)	298	6	-	304	4,168	11	(48)	4,131
U.S. Governmental agency obligations (unrealized position > 12 months)	29,780	84	(2,195)	27,669	25,944	95	(3,455)	22,584
Total	$31,992	$90	$(2,195)	$29,887	$32,073	$106	$(3,503)	$28,676

As of
December 31, 2025
Less than one year	$-
One to five years	14,723
Five to ten years	13,400
Greater than ten years	1,955
Total	$30,078

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of December 31,
Sales Year	2025	2024
1999	$130	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$31,992	$32,073

Concentration of Credit Risk: At December 31, 2025 and 2024, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $221.8 million and $47.4 million, respectively. During 2025 and 2024, the Company invested a portion of the MSA escrow accounts in U.S. Government securities including TIPS, Treasury notes, and Treasury bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the U.S. and also sells Zig-Zag® premium cigarette papers in Canada and some smaller quantities in other countries. For 2025, the Company did not have any customers that accounted for more than 10% of net sales. There was one customer that accounted for more than 10% of net sales for 2024 and there were no customers that accounted for more than 10% of nets sales for 2023. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for credit losses for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for credit losses for the years ended December 31, 2025, 2024, and 2023 is as follows:

	2025	2024	2023
Balance at beginning of period	$66	$78	$40
Additions to allowance account during period	140	23	38
Deductions of allowance account during period	-	(35)	-
Balance at end of period	$206	$66	$78

Recent Accounting Pronouncements

Recently adopted

In December 2023, the FASB issued guidance which enhances income tax disclosures to require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions under certain conditions. The guidance also requires disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company adopted ASU 2023-09 prospectively in the 2025. See Note 15 "Income Taxes" for new disclosures relating to 2025 only.

Issued but not yet adopted

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

Note 3. Assets and Liabilities Held for Sale and Discontinued Operations

On January 2, 2025, the Company entered into an agreement to contribute 100% of its interest in SBB, the subsidiary that owns and operates the Company’s CDS segment, to GWO in exchange for 49% of the issued and outstanding GWO common stock on a fully-diluted basis. GWO is majority owned by Standard General, LP. Under certain circumstances the Company has the right to redeem the contribution of SBB from GWO at fair market value. In addition, the Company received an option with a 15-year term to purchase the remaining 51% of GWO at an exercise price initially set at $22.0 million, which decreases over time based on certain tax sharing payments to GWO.

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

The Company incurred no income or loss from discontinued operations for the year ended December 31, 2025. The following table summarizes income from discontinued operations, net of tax, included in the Consolidated Statements of Income:

	For the years ended December 31,
	2024	2023
Net sales	$59,051	$80,329
Cost of sales	46,041	60,030
Gross profit	13,010	20,299
Selling, general, and administrative expenses	12,246	18,442
Loss on assets held for sale fair value adjustment	8,801	-
Depreciation	236	341
Amortization of other intangible assets	1,843	1,899
Goodwill and intangible impairment loss	-	-
Operating loss from discontinued operations	(10,116)	(383)
Interest income	(146)	-
Loss from discontinued operations before income taxes	(9,970)	(383)
Income tax benefit	(2,453)	(98)
Loss from discontinued operations	$(7,517)	$(285)

The following table summarizes the carrying amounts of assets and liabilities classified as held for sale and included in the Consolidated Balance Sheets:

December 31,
2024
Current assets
Cash	$2,783
Inventories, net	5,813
Other current assets	2,874
Current assets held for sale	11,470

Noncurrent assets
Right of use assets	51
Other intangible assets, net	12,609
Allowance to adjust held for sale assets to fair value	(8,801)
Noncurrent assets held for sale	3,859
Total assets held for sale	$15,329

Current liabilities
Accounts payable	$532
Accrued liabilities	1,517
Current liabilities held for sale	2,049

Noncurrent liabilities
Lease liabilities	-
Noncurrent liabilities held for sale	-
Total liabilities held for sale	$2,049

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

The assets and liabilities of ALP included in the consolidated balance sheet at December 31, 2025, primarily include $28.1 million in cash, $2.3 million in accounts receivable, $4.6 million of inventory, $5.1 million of other assets, $0.1 million of property, plant and equipment, and accounts payable and accrued liabilities of $18.1 million inclusive amounts payable to the Company of $8.1 million. The assets and liabilities of ALP included in the consolidated balance sheet at December 31, 2024 primarily included $5.3 million in cash, $0.9 million of inventory, $1.1 million of other assets, and accounts payable and accrued liabilities of $3.6 million inclusive of amounts payable to the Company of $3.2 million.

Note 5. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 100% of the purchase price. During 2025, the Company did not execute any foreign currency contracts. During 2024, the Company executed various foreign exchange contracts which met hedge accounting requirements for the purchase of €3.6 million and sale of €3.6 million.

At December 31, 2025, the Company had no foreign currency contracts outstanding.  At December 31, 2024, the Company had foreign currency contracts outstanding for the purchase of €2.1 million and sale of €2.1 million. The fair value of the foreign currency contracts at December 31, 2024, resulted in an asset of $0.0 million included in Other current assets and a liability of $0.1 million included in Accrued liabilities. A $0.1 million gain, $0.2 million gain and $0.9 million loss were reclassified from Accumulated other comprehensive loss to Cost of sales for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Long-Term Debt

The Company's 2032 Notes bear interest at a rate of 7.625% per year. As of December 31, 2025, the fair value approximated $313.8 million, with a carrying value of $300.0 million.

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

Note 7. Inventories

The components of inventories, net are as follows:

	December 31,	December 31,
	2025	2024
Raw materials and work in process	$9,715	$7,699
Leaf tobacco	43,747	35,622
Finished goods - Zig-Zag products	33,276	38,042
Finished goods - Stoker’s products	18,361	12,966
Other	2,890	1,924
Inventories	$107,989	$96,253

The following represents the activity in the inventory valuation allowance for the years ended December 31:

	2025	2024	2023
Balance at beginning of period	$(17,575)	$(16,927)	$(772)
Charged to cost and expense	(1,229)	(648)	(17,370)
Deductions for inventory disposed	2,139	-	1,215
Balance at end of period	$(16,665)	$(17,575)	$(16,927)

In December 2023, a third-party warehouse in Tennessee used by the Company incurred significant tornado damage resulting in damage to the leaf tobacco. As a result, the Company recorded a $15.2 million inventory reserve related to its leaf tobacco inventory, which is included in Other operating income, net in the Consolidated Statement of Income for the year ended December 31, 2023. The leaf tobacco inventory is covered by the Company’s stock throughput insurance policy and the Company believes the inventory loss is probable of being fully recovered under the policy. As a result, the Company recorded a $15.2 million insurance recovery receivable which is included in Other current assets in the Consolidated Balance Sheets.

In 2022, the Company determined that the incorrect weight had been used in calculating the amount of federal excise tax assessed and paid on its imported MYO cigar wraps during the years 2019 - 2021. As a result, the Company filed a refund claim for $1.7 million with the Alcohol and Tobacco Tax and Trade Bureau for the overpayment of federal excise taxes, which was approved and paid in 2024. This refund is presented in Other operating income, net on the Company’s Consolidated Statements of Income for the year ended December 31, 2023.

Note 8. Other Current Assets

Other current assets consists of:

	December 31,	December 31,
	2025	2024
Inventory deposits	$28,721	$5,981
Prepaid taxes	7,381	3,586
Insurance recovery receivable	15,181	15,181
Other	9,392	9,952
Total	$60,675	$34,700

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment consists of:

	December 31,	December 31,
	2025	2024
Land	$22	$22
Buildings and improvements	3,839	4,216
Leasehold improvements	8,667	7,983
Machinery and equipment	41,475	31,207
Furniture and fixtures	5,460	4,723
Gross property, plant and equipment	59,463	48,151
Accumulated depreciation	(23,216)	(21,814)
Property, plant and equipment, net	$36,247	$26,337

Note 10. Deferred Financing Costs, Net

Deferred financing costs consist of:

	December 31,	December 31,
	2025	2024
Deferred financing costs, net of accumulated amortization of $1.4 million and $0.7 million, respectively	$1,180	$1,823

Note 11. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Zig-Zag	Stoker’s	Total
Balance as of December 31, 2023	$103,660	$32,590	$136,250

Cumulative translation adjustment	(318)	-	(318)
Balance as of December 31, 2024	$103,342	$32,590	$135,932

Cumulative translation adjustment	165	-	165
Balance as of December 31, 2025	$103,507	$32,590	$136,097

The Company tests goodwill for impairment annually as of December 31, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. The Company performed a qualitative assessment in evaluating its Zig-Zag and Stoker’s reporting units for impairment as of December 31, 2025.

For the qualitative assessment, the Company considered macro and micro-economic indicators, changes in costs, overall financial performance and other relevant entity-specific events and noted no indications of impairment. The Company also considered the significant excess of fair values over carrying values as determined in the 2024 quantitative assessment. The underlying assumptions utilized during the 2024 quantitative assessment remained sufficiently similar in 2025 and in line with Company projections. Accordingly, such underlying assumptions on which the previous fair values were based had not sufficiently changed from 2024 to suggest a material difference in the 2025 fair value assessments and thus indicated that the fair values of the reporting units as of December 31, 2025 remained above their carrying amounts.

In 2024, the Company performed a quantitative assessment in evaluating its Zig-Zag and Stoker's reporting units.  As part of that assessment, the Company used a discounted cash flow model (income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions for the discount cash flow model include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company believes the current assumptions and estimates utilized in the discounted cash flow model are both reasonable and appropriate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met or if discount rates change, the Company may have to record impairment charges in future periods. Based on the analysis performed, the Company concluded that no impairment exists for its Zig-Zag or Stoker's reporting units as of December 31, 2024.

The following tables summarize information about the Company’s other intangible assets. Gross carrying amounts of indefinite-lived intangible assets are shown below:

	December 31, 2025			December 31, 2024
	Zig-Zag	Stoker’s	Total	Zig-Zag	Stoker’s	Total
Indefinite-lived intangible assets:
Trade names	$-	$8,500	$8,500	$-	$8,500	$8,500
Formulas	42,245	53	42,298	42,245	53	42,298
Total	$42,245	$8,553	$50,798	$42,245	$8,553	$50,798

In 2025, the Company performed a qualitative assessment of its indefinite-lived intangible assets. As part of this assessment, the Company evaluated whether indicators of impairment were present by considering macro and micro-economic factors, along with market and other relevant company-specific events and determined that there were no indications of impairment as of December 31, 2025.

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

Amortized intangible assets consists of:

	Zig-Zag				Stoker’s
	December 31,		December 31,		December 31,		December 31,
	2025		2024		2025		2024
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization	Carrying	Amortization
Amortized intangible assets:
Trade names (useful life of 15 years)	$446	$80	$437	$45	$2,372	$949	$2,372	$791
Formulas (useful life of 15 years)	9,972	1,994	9,972	1,330	-	-	-	-
Master distribution agreement (useful life of 15 years)	5,489	2,011	5,489	1,648	-	-	-	-
Total	$15,907	$4,085	$15,898	$3,023	$2,372	$949	$2,372	$791

Annual amortization expense for the next five years is estimated to be approximately $1.2 million for 2026 and $4.8 million for 2027 through 2030, assuming no additional transactions occur that require the amortization of intangible assets.

Note 12. Other Assets

Other assets consists of:

	December 31,	December 31,
	2025	2024
Non-marketable equity investments	$7,833	$1,231
Debt security investment	5,633	6,276
Capitalized software	10,133	7,409
Captive investments - available-for-sale marketable securities	14,938	5,487
Option agreements	25,963	-
Other	167	259
Total	$64,667	$20,662

Non-Marketable Equity Investments and Option Agreements

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

In December 2018, the Company acquired a minority interest in General Wireless Operations, Inc. (“GWO”) from SG Gaming LLC for $0.4 million. GWO is majority owned by Standard General, LP. On January 2, 2025, the Company contributed 100% of its interest in SBB, the subsidiary that owned and operated the Company’s former CDS reportable segment, to GWO in exchange for a 49% equity interest. The Company established RSH Trust, which is managed by an independent trustee that votes our interests in GWO in accordance with GWO's board's recommendation, to hold its interest in GWO, and GWO is controlled by Standard General, L.P. The trust also has a purchase option with a 15-year term to acquire the remaining 51% equity interest in GWO. The purchase option includes an initial exercise price of $22.0 million, which may decrease over time based on certain tax sharing payments to Standard General, LP. As a result of this transaction, the Company determined that it no longer has a controlling financial interest in SBB and, as a result, deconsolidated SBB on January 2, 2025, and accounts for its interest in GWO under the equity method of accounting. On January 2, 2025, the Company contributed net assets valued at $13.3 million to GWO as part of the transaction, inclusive of common shares for an amount of $7.7 million and freestanding instruments for an amount of $5.5 million recognized through the caption "Option agreements". Fair value of the Company's interest in GWO was determined utilizing the market approach and the income approach in the form of the discount cash flow method. The results of GWO are recognized through the caption "(income) losses from equity method investments" in the consolidated statements of income. On August 8, 2025, SBB acquired a distribution business. In connection with this acquisition, Turning Point Brands Canada purchased an option from SBB to acquire the distribution business for fair market value less the option price. The option becomes exercisable in March 2027. The option price is approximately $20.0 million with approximately $8.0 million paid at execution of the option and the remaining paid quarterly over 18 months beginning in February 2026. There is approximately $20.4 million in other assets, $8.0 million paid at closing, $8.3 million in accrued liabilities, and $4.1 million in other long-term liabilities as of December 31, 2025. Turning Point Brands Canada charged a fee to the distribution business in 2025. The agreement was terminated in the fourth quarter.

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

Debt Security Investments

In July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”), with an additional $1.0 million invested in July 2022. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in July of each year. Accrued interest of $1.1 million was rolled into the convertible note between 2022 and 2025, resulting in a total investment of $10.1 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching licensing model. The convertible note bears an interest rate of 3.0% per year and matures July 31, 2027. Interest and principal not paid to date are receivable at maturity. Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% as of  December 31, 2025 and 2024. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of December 31, 2025. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in our Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. Based upon a quantitative fair value assessment, the Company determined the fair value to be $6.5 million, $6.4 million and $6.9 million as of December 31, 2025, 2024 and 2023, respectively. The Company recorded an allowance for credit losses of $0.9 million, $0.8 million and $1.3 million included in investment loss for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has recorded an accrued interest receivable of  $0.1 million and $0.1 million at December 31, 2025 and 2024, respectively, in Other current assets on our Consolidated Balance Sheets.

In April 2021, the Company invested in Docklight Brands, Inc. (“Docklight”). In 2023, based on Docklight’s financial results, a decline in the revenue multiples for comparable public companies, and a significant change in Docklight’s business model, the Company deemed the investment in Docklight fully impaired resulting in a loss of $8.7 million which was recorded in investment (gain) loss for the year ended December 31, 2023. Fair value was determined using a valuation derived from relevant revenue multiples (Level 3). There were no purchases of inventory from, or amounts payable to Docklight Brands, Inc. at December 31, 2025 and 2024.

In October 2020, the Company acquired a 20% stake in Wild Hempettes, LLC (“Wild Hempettes”). In 2023, based on Wild Hempettes' financial results, the Company deemed its investment in Wild Hempettes to be impaired resulting in a $2.2 million impairment charge included in investment loss for the year ended December 31, 2023. Fair value for the Company’s share of investment in Wild Hempettes was determined using a valuation derived from relevant revenue multiples (Level 3). In 2024, the Company reached an agreement to return its 20% equity stake to Wild Hempettes for no consideration resulting in an impairment charge of $0.3 million recorded in investment (gain) loss for the year ended December 31, 2024. The Company accounted for its 20% share of Wild Hempettes using the equity method of accounting. There were no purchases of inventory from, or amounts payable to Wild Hempettes at December 31, 2025 and 2024.

In October 2020, the Company invested in BOMANI Cold Buzz, LLC (“Bomani”). In 2024, due to market conditions in the cold brew, alcohol-infused caffeinated beverages industry, the Company has determined that the fair value of Bomani is zero, and thus recorded a $1.8 million impairment which is included in investment (gain) loss for the year ended December 31, 2024. There were no purchases of inventory from, or amounts payable to Bomani at December 31, 2025 and 2024.

Captive Investments - Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange, IC, incorporated in the District of Columbia, to write a portion of its insurance coverage, including with respect to general product, and officer and director liability coverages under deductible reinsurance policies. Interchange, IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange, IC is consolidated in the Company’s financial statements. During 2025, Interchange IC received approval from the District of Columbia Department of Insurance, Securities and Banking to operate as a group captive. On July 14, 2025, a third-party investor subscribed $11.0 million for an interest in Interchange IC’s parent company, which contributed the investment to Interchange IC. Insurance reserves were $0.4 million and $0.0 for December 31, 2025 and 2024, respectively. As of December 31, 2025, no policy has been underwritten for the benefit of the third-party investor. The group captive will write policies for both companies. The Company will continue to control and consolidate the entity.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, stocks, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table (excludes money market funds):

	As of December 31, 2025			As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Stocks	$1,118	$447	$1,565	$1,517	$9	$1,526
Exchange traded funds	5,338	(16)	5,322	1,189	(5)	1,184
Corporate Bonds	2,837	33	2,870	2,383	50	2,433
Real estate investment trusts	377	(5)	372	343	1	344
Mutual funds	4,809	-	4,809	-	-	-
Total	$14,479	$459	$14,938	$5,432	$55	$5,487

The following table summarizes the fair value of the Company's captive investments by contractual maturity:

As of
December 31, 2025
Due within one year	$1,973
Due in one to five years	897
Stocks, real estate investment trusts, mutual funds and exchange traded funds	12,068
Total investments at fair value	$14,938

Note 13. Accrued Liabilities

Accrued liabilities consists of:

	December 31,	December 31,
	2025	2024
Accrued payroll and related items	$13,788	$9,564
Customer returns and allowances	5,942	5,160
Taxes payable	3,257	358
Lease liabilities	4,641	3,121
Accrued interest	6,734	5,473
Option agreement	7,448	-
Other	12,777	7,420
Total	$54,587	$31,096

Note 14. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	December 31,	December 31,
	2025	2024
2032 Notes	$300,000	$-
2026 Notes	-	250,000
Gross notes payable and long-term debt	300,000	250,000
Less deferred financing costs	(6,375)	(1,396)
Notes payable and long-term debt	$293,625	$248,604

The components of interest expense, net consists of the following:

	For the years ended December 31,
	2025	2024	2023
Interest expense	$25,386	$18,526	$21,028
Interest income	(7,920)	(4,543)	(6,383)
Interest expense, net	$17,466	$13,983	$14,645

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

The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by certain existing and future wholly-owned domestic subsidiaries of the Company (collectively, the “Guarantors” as defined in the indenture governing the 2032 Notes or the “2032 Notes Indenture”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the existing and future assets of the Company and the Guarantors that do not secure the 2023 ABL Facility (as defined below), subject to certain exceptions. The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default. The Company was compliance with all covenants under the 2032 Notes as of December 31, 2025.

The Company incurred debt issuance costs attributable to the 2032 Notes of $7.3 million which are amortized to interest expense using the straight-line method over the expected life of the 2032 Notes.

2026 Notes

On February 11, 2021, the Company closed a private offering ("the Offering") of $250.0 million aggregate principal amount of its 5.625% senior secured notes due 2026 (the “2026 Notes”). The 2026 Notes incurred interest at a rate of 5.625%, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021. The Company used the proceeds from the offering (i) to repay all obligations under and terminate the 2018 First Lien Credit Facility, (ii) to pay related fees, costs and expenses and (iii) for general corporate purposes.

Obligations under the 2026 Notes were guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries that guaranteed any credit facility (as defined in the indenture governing the 2026 Notes) or capital markets debt securities of the Company or Guarantors in excess of $15.0 million. The 2026 Notes and the related guarantees were secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.

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

   The Company incurred debt issuance costs attributable to the issuance of the 2026 Notes of $6.4 million, with the remaining $1.2 million written off to loss on debt extinguishment upon redemption of the 2026 Notes.

2021 Revolving Credit Facility

In connection with the Offering, the Company also entered into a $25.0 million senior secured revolving credit facility (the “2021 Revolving Credit Facility”) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent. On May 10, 2023, the Company and certain of its subsidiaries, as guarantors, entered into an amendment (the “Amendment”) to the 2021 Revolving Credit Facility (as amended, the “Amended Revolving Credit Facility”).  The Amendment included certain modifications to the 2021 Revolving Credit Facility relating to the replacement of the London Inter-Bank Offered Rate with a Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark under the 2021 Revolving Credit Facility and adjusted certain other provisions to reflect current documentation standards and other agreed modifications.

On November 7, 2023, in connection with the entry by a subsidiary of the Company into a new asset-backed revolving credit facility, the Company terminated the Amended Revolving Credit Facility. See “2023 ABL Facility” below.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $65.8 million based on the borrowing base as of December 31, 2025.

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

Note 15. Income Taxes

The components of income before provisions for income taxes for year ended December 31, 2025, as required by ASU 2023-09 is as follows:

2025
Domestic	80,974
Foreign	2,169
Total	83,143

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2025			2024			2023
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$5,048	$7,822	$12,870	$14,005	$240	$14,245	$13,404	$4,091	$17,495
State and Local	922	1,109	2,031	2,405	279	2,684	3,587	2,166	5,753
Foreign	90	-	90	-	-	-	(16)	767	751
Total	$6,060	$8,931	$14,991	$16,410	$519	$16,929	$16,975	$7,024	$23,999

Deferred tax assets and liabilities consists of:

	December 31,		December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
Inventory	$4,363	$-	$4,802	$-
Property, plant, and equipment	-	3,188	-	3,433
Goodwill and other intangible assets	-	11,204	-	3,549
Foreign NOL carryforward	1,218	-	1,505	-
State NOL carryforward	2,211	-	2,339	-
Unrealized loss on investments	3,868	91	3,846	-
Leases	3,928	3,706	3,278	3,004
Stock compensation	4,116	-	4,306	-
Insurance receivable	-	3,689	-	3,728
Capital loss carryforward	4,071	-	4,108	-
Other	4,241	3,056	5,117	2,006
Gross deferred income taxes	28,016	24,934	29,301	15,720
Valuation allowance	(11,371)	-	(12,586)	-
Net deferred income taxes	$16,645	$24,934	$16,715	$15,720

At December 31, 2025, the Company had state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $22.2 million, which expire between 2034 and 2045, $27.6 million of which has an indefinite carryforward period. The Company has determined that, at December 31, 2025 and 2024 its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance for state NOL carryforwards of $2.4 million and $3.1 million has been recorded at December 2025 and 2024, respectively. The Company has determined that at December 31, 2025 and 2024, its ability to realize future benefits of its capital loss carryforward, unrealized loss on investments and foreign NOL carryforwards do not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance for capital loss carryforward of $4.1 million, unrealized loss on investments of $3.1 million and foreign NOL carryforwards of $1.4 million has been recorded at December 31, 2025 and a valuation allowance for capital loss carryforward of $4.1 million, unrealized loss on investments of $3.1 million and foreign NOL carryforwards of $1.8 million has been recorded as of December 31, 2024.

ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2025, 2024, and 2023, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2022.

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

The Company considered the ERC to be a contingent gain. During the year ended December 31, 2025, the Company received and recorded an employee retention credit totaling $5.5 million, within the “Other income, net” in our Consolidated Statements of Income.

Reconciliation of the federal statutory rate and the effective income tax rate for the year ended December 31, 2025 as required by ASU 2023-09 (see New Accounting Pronouncements caption in Note 2 for more information):

	2025
	Amount	Percent
Federal statutory rate	$17,460	21.0%
Foreign tax effects	(320)	(0.4)%
State and local income taxes, net of federal benefit (1)	2,159	2.6%
Effect of cross-boarder tax laws
Global Intangible Low-Taxed Income (GILTI)	210	0.3%
Non-taxable or non-deductible items
Stock Compensation	(4,229)	(5.1)%
Non-deductible compensation	2,552	3.1%
Other	68	0.1%
Tax credits
Research and development (R&D) credits	(142)	(0.2)%
Foreign tax credits	(72)	(0.1)%
Noncontrolling interest in joint venture earnings	(1,938)	(2.3)%
Other	(411)	(0.5)%
Change in valuation allowance	(346)	(0.5)%
Effective income tax rate	$14,991	18.0%

(1) State taxes in Tennessee, California, and Michigan made up the majority (greater than 50%) of the tax effect in this category.

Reconciliation of the federal statutory rate and effective income tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Federal statutory rate	21.0%	21.0%
Foreign rate differential	(0.1)%	(0.1)%
State taxes	3.4%	4.3%
Permanent differences	(0.6)%	(0.1)%
Other	0.6%	0.0%
Valuation allowance	1.8%	13.6%
Effective income tax rate	26.1%	38.7%

The permanent differences for the years ended December 31, 2025, 2024 and 2023 are not significant in the aggregate.

The amount of cash taxes paid by the Company for the year ended December 31, 2025, as required by ASU 2023-09 is as follows:

2025
Federal	8,601
State and Local	1,783
Foreign	-
Income taxes, net of amounts refunded	10,384

Note 16. 401(k) Retirement Savings Plan

The Company sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2025, 2024 and 2023 plan years, the Company contributed 4% to employees who contributed 4% or more of their annual earnings. Employees contributing less than 4% received a 100% match on their contributions. Additionally, for all years presented, the Company made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Company contributions to this plan were approximately $1.2 million for 2025, $1.5 million for 2024 and $1.4 million for 2023.

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

The components of lease expense consist of the following:

	For the year ended December 31,
	2025	2024	2023
Operating lease cost
Cost of sales	$473	$502	$507
Selling, general and administrative	2,173	1,760	1,756
Variable lease cost	944	1,091	1,161
Short-term lease cost	-	-	24
Total	$3,590	$3,353	$3,448

	For the year ended December 31,
	2025	2024	2023
Financing lease cost
Selling, general and administrative	$1,554	$860	$1,164
Interest expense, net	296	173	-
Variable lease cost	-	$72	$-
Total	$1,850	$1,105	$1,164

The Company's lease balances consist of the following:

	December 31,	December 31,
	2025	2024
Assets:
Right of use assets - Operating	$6,851	$8,338
Right of use assets - Financing	7,629	3,272
Total lease assets	$14,480	$11,610

Liabilities:
Current lease liabilities - Operating (1)	$2,111	$2,011
Current lease liabilities - Financing (1)	2,530	1,110
Long-term lease liabilities - Operating	5,652	7,400
Long-term lease liabilities - Financing	5,056	2,149
Total lease liabilities	$15,349	$12,670

(1)	Reported within accrued liabilities on the balance sheet

Other information related to the Company's leases consists of the following:

	December 31,	December 31,
	2025	2024
Right of use assets obtained in exchange for lease obligations:
Operating leases	$956	$1,209
Finance leases	$5,907	$1,842

	As of December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (years)	4.2	4.8
Weighted-average discount rate - operating leases	5.86%	5.65%
Weighted-average remaining lease term - financing leases (years)	3.3	3.1
Weighted-average discount rate - financing leases	6.53%	6.64%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company uses a discount rate that approximates its incremental borrowing rate at the time of the lease commencement.

The following table illustrates the Company's future minimum rental payments for non-cancelable leases as of December 31, 2025:

Year	Operating	Finance
2026	$2,511	$2,948
2027	2,467	2,500
2028	1,158	1,887
2029	1,159	1,080
2030	1,185	-
Years thereafter	427	-
Total lease payments	8,907	8,415
Less: Imputed interest	1,144	829
Present value of lease liabilities	$7,763	$7,586

Note 18. Share Incentive Plans

On March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2025, net of forfeitures, there were 437,024 Restricted Stock Units (“RSUs”), 122,570 options and 94,421 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 736,037 shares available for future grant under the 2021 Plan.

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

Stock option activity for the 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2023	656,951	$29.79	$9.18

Granted	54,289	27.19	9.21
Exercised	(132,572)	21.36	6.97
Forfeited	(42,878)	38.11	11.94
Outstanding, December 31, 2024	535,790	$30.69	$9.51

Exercised	(245,855)	30.76	9.54
Forfeited	(2,643)	36.11	10.88
Outstanding, December 31, 2025	287,292	$30.58	$9.47

Under the 2015 and 2021 Plans, the total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023, was $12.9 million, $2.6 million, and $0.3 million, respectively.

At December 31, 2025, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions for options granted under the 2015 Plan.

	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2018	2019	2020	2021
Number of options granted	93,819	98,100	155,780	155,000	100,000
Options outstanding at December 31, 2025	19,569	31,370	48,880	27,513	39,600
Number exercisable at December 31, 2025	19,569	31,370	48,880	27,513	39,600
Exercise price	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	1.38	2.19	3.22	4.22	5.14
Risk free interest rate	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions for options granted under the 2021 Plan.

	May 17,	March 14,	April 29,	May 12,	March 11,
	2021	2022	2022	2023	2024
Number of options granted	7,500	100,000	14,827	77,519	54,289
Options outstanding at December 31, 2025	350	14,929	3,273	47,519	54,289
Number exercisable at December 31, 2025	350	14,929	3,273	47,519	54,289
Exercise price	$45.05	$30.46	$31.39	$20.71	$27.19
Remaining lives	5.38	6.21	6.33	7.37	8.20
Risk free interest rate	0.84%	2.10%	2.92%	3.41%	4.06%
Expected volatility	31.50%	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	6.000	5.186	5.186
Dividend yield	0.63%	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$13.23	$10.23	$11.07	$6.45	$9.21

The Company has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the options of approximately $0.0 million , $0.5 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the options have been fully expensed with zero remaining.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU is calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. At December 31, 2025, there were 273,098 PRSUs outstanding.

The following table outlines the PRSUs granted and outstanding as of December 31, 2025.

	February 18,	March 14,	May 4,	March 1,	April 1,	March 1,
	2021	2022	2023	2024	2024	2025
Number of PRSUs granted	100,000	49,996	133,578	111,321	8,242	41,137
PRSUs outstanding at December 31, 2025	63,340	19,617	67,511	74,899	6,594	41,137
Fair value as of grant date	$51.75	$30.46	$22.25	$26.52	$29.12	$70.34
Remaining lives	-	1.00	-	1.00	1.00	2.00

The Company recorded compensation expense related to the PRSUs of approximately $3.0 million, $3.4 million and $3.0 million in the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2025, is $2.2 million, which will be expensed over the service period based on the probability of achieving the performance condition.

RSUs are stock units subject to service-based vesting conditions over one to five years. At December 31, 2025, there are 158,919 RSUs outstanding.

The following table outlines the RSUs granted and outstanding as of December 31, 2025.

	March 14,	April 29,	May 5,	March 1,	April 1,	March 3,	March 3,	May 8,	July 14,
	2022	2022	2023	2024	2024	2025	2025	2025	2025
Number of RSUs granted	50,004	4,522	130,873	105,257	5,495	36,843	14,921	8,464	1,341
RSUs outstanding at December 31, 2025	16,905	1,263	29,007	47,418	3,627	35,973	14,921	8,464	1,341
Fair value as of grant date	$30.46	$31.39	$22.25	$26.52	$29.12	$70.34	$67.02	$75.66	$74.61
Remaining lives	1.00	1.00	0.25	1.25	1.25	2.25	0.25	0.50	2.69

The Company has recorded compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $3.9 million, $3.3 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total unrecognized compensation expense related to RSUs at December 31, 2025, is $2.2 million, which will be expensed over 1.6 years.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	December 31, 2025			December 31, 2024			December 31, 2023
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS:
Numerator
Income from continuing operations less non-controlling interest	$58,165		$3.18	$47,326		$2.67	$38,747		$2.20
Loss from discontinued operations, net of tax	-		-	(7,517)		(0.43)	(285)		(0.01)
Net income attributable to Turning Point Brands, Inc.	$58,165		$3.18	$39,809		$2.24	$38,462		$2.19

Denominator
Weighted average		18,314,047			17,734,239			17,578,270

Diluted EPS:
Numerator
Income from continuing operations less non-controlling interest	$58,165			$47,326			$38,747
Interest expense related to Convertible Senior Notes, net of tax	-			1,597			2,667
Diluted income from continuing operations	$58,165		$3.11	$48,923		$2.53	$41,414		$2.02
Loss from discontinued operations, net of tax	-		-	(7,517)		(0.39)	(285)		(0.01)
Diluted net income	$58,165		$3.11	$41,406		$2.14	$41,129		$2.01

Denominator
Basic weighted average		18,314,047			17,734,239			17,578,270
Convertible Senior Notes (1)		-			1,192,597			2,533,201
Stock options and restricted stock units (2)		416,588			435,970			355,935
		18,730,635			19,362,806			20,467,406

(1)	There were 0.0 million, 0.2 million and 0.2 million outstanding stock options not included in the computation of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023, respectively, because the effect would have been antidilutive.

Note 21. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has two reportable segments, Zig-Zag products and Stoker’s products. The Zig-Zag products segment markets and distributes (a) rolling papers, tubes, and related products; (b) finished cigars and MYO cigar wraps; and (c) lighters and other accessories. The Stoker’s products segment (a) manufactures and markets moist snuff, (b) contracts for and markets loose-leaf chewing tobacco products, and (c) FRE, its modern oral product. The Company's products are distributed primarily through wholesale distributors in the U.S. and Canada. Corporate unallocated includes the costs and assets of the Company not assigned to one of the two reportable segments and includes corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services such as audit, external legal costs and information technology services, as well as costs related to the FDA premarket tobacco product application. The Company did not have any customers that accounted for more than 10% of net sales in 2025. The Company had one customer that accounted for 10.2% of net sales in 2024, of which 54% was in the Stoker's product segment and 46% was in the Zig-Zag products segment in 2024.  There were no customers that accounted for more than 10% of net sales in 2023.

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

The tables below present financial information about reportable segments:

	For the years ended December 31,
	2025	2024	2023

Net sales
Zig-Zag products	$178,478	$192,394	$180,455
Stoker’s products	284,584	168,266	144,609
Total	$463,062	$360,660	$325,064

Cost of sales
Zig-Zag products	$82,577	$85,809	$79,400
Stoker’s products	116,171	73,286	62,722
Total	$198,748	$159,095	$142,122

Gross profit
Zig-Zag products	$95,901	$106,585	$101,055
Stoker’s products	168,413	94,980	81,887
Total	$264,314	$201,565	$182,942

Other segment items (1)
Zig-Zag products	$36,960	$39,888	$32,775
Stoker’s products	59,308	26,708	19,679
Total	$96,268	$66,596	$52,454

Operating income (loss)
Zig-Zag products	$58,941	$66,697	$68,280
Stoker’s products	109,105	68,272	62,208
Total segment operating income	168,046	134,969	130,488
Corporate unallocated (2)(3)	(72,719)	(54,137)	(47,528)
Total	$95,327	$80,832	$82,960

Other income	(6,616)	-	(4,000)
Interest expense, net	17,466	13,983	14,645
Investment (gain) loss	(1,060)	1,968	9,601
(Income) losses from equity investments	1,159	(75)	2,313
Loss (gain) on extinguishment of debt	1,235	-	(1,664)

Income from continuing operations before income taxes	$83,143	$64,956	$62,065

Capital expenditures
Zig-Zag products	$348	$2,342	$1,112
Stoker’s products	13,181	2,271	4,595
Total	$13,529	$4,613	$5,707

Depreciation and amortization
Zig-Zag products	$1,011	$1,469	$1,077
Stoker’s products	6,405	4,193	3,041
Total	$7,416	$5,662	$4,118

(1)	Includes primarily selling and marketing costs
(2)	Includes corporate costs that are not allocated to any of the two reportable segments
(3) Includes costs related to PMTA of $4.8 million, $3.6 million and $2.1 million in 2025, 2024, and 2023, respectively.

	December 31,	December 31,
	2025	2024
Assets
Zig-Zag products	$256,762	$224,052
Stoker’s products	268,305	197,038
Assets held for sale	-	15,329
Corporate unallocated (1)	238,683	56,934
Total	$763,750	$493,353

(1)	Includes assets not assigned to the two reportable segments. All goodwill has been allocated to the reportable segments.

Net Sales:  Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the years ended December 31,
	2025	2024	2023
Domestic	$427,385	$330,690	$294,296
Foreign	35,677	29,970	30,768
Total	$463,062	$360,660	$325,064

Note 22. Dividends, Share Issuances and Share Repurchases

The Company currently pays a quarterly cash dividend. Dividends are considered restricted payments under the Senior Secured Notes Indenture. The Company is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, the Company is not in default on its covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of restricted, quarterly dividends during a fiscal year. During the years ended December 31, 2025, 2024 and 2023, the Company paid cash dividends of $0.30 per common share for $5.5 million, $0.28 per common share for $4.9 million and $0.26 per common share for $4.5 million, respectively.

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022. On November 6, 2024, the Board of Directors of the Company increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. For the year ended December 31, 2025, there were no repurchases under the share repurchase program. As of December 31, 2025, $200.0 million remains available for share repurchases under the program. The total number of shares repurchased for the year ended December 31, 2024 was 154,945 shares for a total cost of $5.1 million and an average price per share of $32.60. There were no shares repurchased for the year ended December 31, 2023.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. Between August 15, 2025, and September 11, 2025, the Company sold 1,014,262 shares of our Common Stock under the ATM Program at an average selling price of $98.59 per share for gross proceeds of $100.0 million, less underwriter's commission and expenses of approximately $2.5 million, for net proceeds of $97.5 million. The shares were issued from repurchased common stock on a first in first out basis. The Company recorded the gain, corresponding to the difference in between the reacquisition cost of treasury stock and the value of treasury stock reissued, into APIC within the Consolidated Statements of Changes in Stockholders' Equity. As of December 31, 2025, there was $200 million of capacity remaining under the ATM Program.

Note 23. Subsequent Events

As a result of the U.S. trade policies beginning in 2025, we incurred tariff charges on certain products we import from overseas manufacturers.  Certain of these tariffs were imposed by the administration utilizing the International Emergency Economic Powers Act(IEEPA).   In February 2026, the United States Supreme Court held that the International Emergency Economic Powers Act does not authorize the president to impose tariffs and the government immediately ceased collecting such tariffs.  While this ruling prohibits the imposition of tariffs under IEEPA it does not provide for a refund mechanism, and we cannot assure as to when or how much of the tariffs the Company previously paid under IEEPA will be refunded.

In addition, the ruling does not prohibit the imposition of tariffs pursuant to other statutes.   For instance, in response to the ruling the administration imposed a blanket 10% on all products importers pursuant to section 122 of the Trade Act of 1974.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has performed an assessment of the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report. Based on that assessment, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP; (3) provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the 2013 Internal Control — Integrated Framework (the “COSO Framework”) issued by the Committee of Sponsoring Organizations (COSO). Based on this assessment under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation report of the registered public accounting firm

Our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report, and as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report is included beginning on page F-[    ] of this Annual Report.

Remediation of Previous Material Weakness

We previously identified a material weakness in our internal control over financial reporting, which was remediated during 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed, management identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over certain information technology systems that support the Company’s financial reporting processes.

During 2025, management implemented and tested remediation measures designed to address the control deficiencies. These measures included enhancing user access review controls, adding new personnel, implementing additional monitoring activities, and providing supplemental training to relevant personnel. Management completed its testing of the design and operating effectiveness of these controls during 2025.

Based on the successful implementation and testing of these remediation efforts, management concluded that the previously identified material weakness was remediated as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

Other than as noted above in connection with the remediation of the previously identified material weakness, management has determined that there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

We have adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Securities Trading Policy, as currently in effect, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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

4.3

Indenture dated as of February 19, 2025, between Turning Point Brands, Inc. and GLAS Trust Company LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed on March 6,2025).

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

10.33

Employment Agreement by and between the Company and Andrew Flynn, dated as of March 6, 2024 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on March 6, 2025).†

10.34

Pledge and Security Agreement, dated as of February 19, 2025, by and among the Company, the other grantors party thereto and GLAS Trust Company LLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 6, 2025).

10.35	Patent Security Agreement, dated as of February 19, 2025, by and among the grantors party thereto and GLAS Trust Company LLC (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 6, 2025).

19.1	Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on March 6, 2025).

21	Subsidiaries of Turning Point Brands, Inc.*

23	Consent of RSM US LLP*

23.1	Consent of KPMG LLP*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant's Annual Report Form 10-K filed on March 6, 2025).

97.1	Clawback policy of Turning Point Brands, Inc. (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2024).

101

XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2025, 2024, and 2023, formatted in Inline XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholder’s equity (deficit), (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*         Filed herewith

†         Compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 2, 2026.

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

	Signature	Title	Date

By:	/s/ Graham Purdy	Director, Chief Executive Officer	March 2, 2026
Graham Purdy

By:	/s/ Andrew Flynn	Chief Financial Officer	March 2, 2026
Andrew Flynn

By:	/s/ Brian Wigginton	Chief Accounting Officer	March 2, 2026
Brian Wigginton

By:	/s/ David Glazek	Executive Chair of the Board	March 2, 2026
David Glazek

By:	/s/ Gregory H. A. Baxter	Director	March 2, 2026
Gregory H. A. Baxter

By:	/s/ John Catsimatidis	Director	March 2, 2026
John Catsimatidis

By:	/s/ H. C. Charles Diao	Director	March 2, 2026
H. C. Charles Diao

By:	/s/ Ashley Davis Frushone	Director	March 2, 2026
Ashley Davis Frushone

By:	/s/ Rohith Reddy	Director	March 2, 2026
Rohith Reddy

By:	/s/ Kathleen Shanahan	Director	March 2, 2026
Kathleen Shanahan

By:	/s/ Stephen Usher	Director	March 2, 2026
Stephen Usher

By:	/s/ Lawrence S. Wexler	Director	March 2, 2026
Lawrence S. Wexler