Form 10-Q
period 2026-03-31
Turning Point Brands, Inc.
filed 2026-05-08
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

At April 30, 2026, there were 19,367,534 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

●	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
●	failure to maintain consumer brand recognition and loyalty of our customers and in anticipating and responding to changes in consumer preferences and purchase behavior;
●	our reliance on relationships with several large retailers and national chains for distribution of our products;
●	intense competition and our ability to compete effectively;
●	competition from illicit sources and the damage caused by illicit products to our brand equity;
●	contamination of our tobacco supply or products;
●	uncertainty and continued evolution of the markets for our products;
●	recalls of our products;
●	difficulties or liabilities arising from investments in businesses;
●	substantial and increasing regulation and changes in U.S. Food and Drug Administration (“FDA”) enforcement priorities;
●	regulation or marketing denials of our products by the FDA, which has broad regulatory powers;
●	many of our products contain nicotine, which is considered to be a highly addictive substance;
●	requirement to maintain compliance with master settlement agreement escrow account;
●	possible significant increases in federal, state and local municipal tobacco- and nicotine-related taxes;
●	our products are marketed pursuant to a policy of FDA enforcement priorities which could change, and our products could become subject to increased regulatory burdens by the FDA;
●	sensitivity of end-customers to increased sales taxes and economic conditions, including as a result of inflation and other declines in purchasing power;
●	possible increasing international control and regulation;
●	failure to comply with environmental, health and safety regulations;
●	imposition of significant tariffs on imports into the U.S.;

●	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
●	significant product liability litigation;
●	our amount of indebtedness;
●	our credit rating and ability to access well-functioning capital markets;
●	the terms of our indebtedness, which may restrict our current and future operations;
●	our ability to establish and maintain effective internal controls over financial reporting;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	(unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$192,439	$222,760
Accounts receivable, net of allowances of $228 in 2026 and $206 in 2025	27,473	25,726
Inventories, net	129,580	107,989
Other current assets	68,712	60,675
Total current assets	418,204	417,150
Property, plant, and equipment, net	40,584	36,247
Right of use assets	15,409	14,480
Deferred financing costs, net	1,019	1,180
Goodwill	135,974	136,097
Other intangible assets, net	63,731	64,042
Master Settlement Agreement (MSA) escrow deposits	29,786	29,887
Other assets	67,390	64,667
Total assets	$772,097	$763,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,889	$20,420
Accrued liabilities	35,394	54,587
Total current liabilities	71,283	75,007
Deferred tax liabilities, net	8,363	8,289
Notes payable and long-term debt	293,885	293,625
Other long-term liabilities	2,034	4,138
Lease liabilities	11,043	10,708
Total liabilities	$386,608	$391,767

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,824,677 issued shares and 19,367,534 outstanding shares at March 31, 2026, and 20,589,527 issued shares and 19,132,384 outstanding shares at December 31, 2025	218	216
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	205,542	203,627
Cost of repurchased common stock (1,457,143 shares at March 31, 2026 and 1,457,143 shares at December 31, 2025)	(47,637)	(47,637)
Accumulated other comprehensive loss	(2,090)	(1,563)
Accumulated earnings	209,730	199,661
Non-controlling interest	19,726	17,679
Total stockholders’ equity	385,489	371,983
Total liabilities and stockholders’ equity	$772,097	$763,750

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Income

(dollars in thousands except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$124,278	$106,436
Cost of sales	55,983	46,826
Gross profit	68,295	59,610
Selling, general, and administrative expenses	55,811	36,421
Operating income	12,484	23,189
Other expense, net	63	-
Interest expense, net	4,423	4,414
Investment gain	(151)	(141)
Income from equity method investment	(2,983)	(150)
Loss on extinguishment of debt	-	1,235
Income before income taxes	11,132	17,831
Income tax (benefit) expense	(2,810)	2,040
Consolidated net income	13,942	15,791
Net income attributable to non-controlling interest	2,275	1,396
Net income attributable to Turning Point Brands, Inc.	$11,667	$14,395

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.61	$0.81
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.60	$0.79
Weighted average common shares outstanding:
Basic	19,214,389	17,795,243
Diluted	19,474,877	18,249,306

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Consolidated net income	$13,942	$15,791

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on MSA investments, net of tax of $22 in 2026 and $146 in 2025	(75)	495
Foreign currency translation, net of tax of $0 in 2026 and 2025	(646)	(44)
Unrealized gain on derivative instruments, net of tax of $0 in 2026 and $18 in 2025	-	62
Unrealized gain on investments, net of tax of $0 in 2026 and $0 in 2025	(34)	(21)
	(755)	492

Consolidated comprehensive income	13,187	16,283
Comprehensive income attributable to non-controlling interest	2,275	1,396
Comprehensive income attributable to Turning Point Brands, Inc.	$10,912	$14,887

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$13,942	$15,791
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	1,235
Loss on sale of property, plant, and equipment	-	40
Income from equity method investment	(2,983)	(150)
Gain on investments	(15)	-
Depreciation and other amortization expense	1,753	1,309
Amortization of other intangible assets	306	307
Amortization of deferred financing costs	421	448
Deferred income tax expense	96	1,716
Stock compensation expense	2,938	1,664
Noncash lease income	(807)	(380)
Changes in operating assets and liabilities:
Accounts receivable	(1,941)	(5,539)
Inventories	(21,700)	(8,310)
Other current assets	(8,062)	(5,399)
Other assets	(108)	(1,268)
Accounts payable	15,637	15,433
Accrued liabilities and other	(21,736)	512
Net cash (used in) provided by operating activities	$(22,259)	$17,409

Cash flows from investing activities:
Capital expenditures	$(5,139)	$(2,185)
Payment for equity investments	-	(2,783)
Purchases of investments	(2,283)	(714)
Proceeds from sale of investments	2,351	500
MSA escrow deposits, net	5	(48)
Net cash used in investing activities	$(5,066)	$(5,230)

Cash flows from financing activities:
Redemption of 2026 Notes	$-	$(250,000)
Proceeds from 2032 Notes	-	300,000
Payment of dividends	(1,671)	(1,385)
Payment of financing costs	-	(6,582)
Exercise of options	323	973
Redemption of options	-	(33)
Redemption of restricted stock units	(330)	(1,828)
Redemption of performance based restricted stock units	(1,014)	(2,625)
Net cash (used in) provided by financing activities	$(2,692)	$38,520

Net (decrease) increase in cash	$(30,017)	$50,699
Effect of foreign currency translation on cash	$(304)	$(48)

Cash, beginning of period:
Unrestricted	$222,760	$48,941
Restricted	1,914	1,961
Total cash at beginning of period	$224,674	$50,902

Cash, end of period:
Unrestricted	$192,439	$99,640
Restricted	1,914	1,913
Total cash at end of period	$194,353	$101,553

Supplemental schedule of noncash investing activities:
Investment acquired in exchange for net assets held for sale	$-	$10,496

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,598	$1,377

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2026	19,132,384	$216	$203,627	$(47,637)	$(1,563)	$199,661	$17,679	$371,983

Unrealized gain (loss) on MSA investments, net of tax of $22	-	-	-	-	(75)	-	-	(75)
Foreign currency translation, net of tax of $0	-	-	-	-	(418)	-	(228)	(646)
Unrealized gain on investments, net of tax of $0	-	-	-	-	(34)	-	-	(34)
Stock compensation expense	-	-	2,938	-		-	-	2,938
Exercise of options	7,661	-	323	-	-	-	-	323
Issuance of performance based restricted stock units	177,587	2	-	-	-	-	-	2
Redemption of performance based restricted stock units	(8,138)	-	(1,014)	-	-	-	-	(1,014)
Issuance of restricted stock units	62,243	-	-	-	-	-	-	-
Redemption of restricted stock units	(4,203)	-	(332)	-	-	-	-	(332)
Dividends	-	-	-	-	-	(1,598)	-	(1,598)
Net income	-	-	-	-	-	11,667	2,275	13,942
Ending balance March 31, 2026	19,367,534	$218	$205,542	$(47,637)	$(2,090)	$209,730	$19,726	$385,489

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

Basis of Presentation

The accompanying unaudited, interim, consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited, consolidated financial statements as of and for the year ended December 31, 2025. In the opinion of management, the unaudited, interim, consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited, interim, consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025. The accompanying interim, consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements.

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

Management of the Company has determined that Turning Point Brands Canada and ALP Supply Co, LLC (“ALP”) are VIEs for which the Company is required to consolidate and determined that the distribution business acquired by General Wireless Operations, Inc. ("GWO") (refer to Note 7, "Other Assets") is a VIE for which the Company is not required to consolidate. The Company has a 65% financial interest in the equity of Turning Point Brands Canada, provides additional subordinated financing and has a distribution agreement for the sale of the Company’s products that makes up a significant portion of Turning Point Brands Canada’s business activities. The Company has a 50% equity interest in ALP, provides additional financing, has a supply agreement to be the exclusive provider of product and is the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance, and the right to receive benefits and the obligation to absorb losses. RSH Holding Trust ("RSH Trust"), which was established by the Company and is managed by an independent trustee that votes our interest in GWO in accordance with GWO's board's recommendations, holds a 49% indirect interest in the distribution business through its interests in GWO and, the Company, through Turning Point Brands Canada, has a variable interest through a purchase option to acquire the equity interests of GWO's distribution business. However, the Company does not have the ability to direct the activities that impact the performance of the business. GWO is controlled by Standard General, L.P. Based on the foregoing, management believes in its judgement that the distribution business is a VIE for which the Company is not required to consolidate. See Note 7 "Other Assets" for further discussion of the acquisition of the distribution business by GWO. and the terms of the option on its equity interests. Turning Point Brands Canada charged a fee to the distribution business in 2025. The agreement was terminated in the fourth quarter of 2025.

Subsequent to the acquisition of the distribution business by GWO, the Company determined that the GWO equity method investment is a VIE of which we are not the primary beneficiary. We considered the Company’s interest at risk due to a lack of power, through voting rights, to direct the activities that most significantly impact GWO's economic performance. Standard General, L.P’s voting rights are conveyed through an equity interest that is not considered at risk. Based on the foregoing, management believes in its judgement that GWO is a VIE for which the Company is not required to consolidate.

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

A further requirement of ASC 606 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of the Company’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 14, “Segment Information”.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $8.2 million and $7.4 million for the three months ending March 31, 2026 and 2025, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobacco is carried longer than one year for the purpose of curing.

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
●

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. The Company has begun to receive deposits back from participating states commencing with the deposits from 1999. At March 31, 2026 and December 31, 2025, the Company had on deposit approximately $32.0 million and $32.0 million, respectively, the fair values of which were approximately $29.8 million and $29.9 million, respectively. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, without a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of March 31, 2026				As of December 31, 2025
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,915	$-	$-	$1,915	$1,914	$-	$-	$1,914
U.S. Governmental agency obligations (unrealized position < 12 months)	-	-	-	-	298	6	-	304
U.S. Governmental agency obligations (unrealized position > 12 months)	30,074	55	(2,258)	27,871	29,780	84	(2,195)	27,669
	$31,989	$55	$(2,258)	$29,786	$31,992	$90	$(2,195)	$29,887

As of
Maturities:	March 31, 2026
Less than one year	$2,982
One to five years	14,449
Five to ten years	10,688
Greater than ten years	1,955
Total	$30,074

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales	March 31,	December 31,
Year	2026	2025
1999	127	$130
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$31,989	$31,992

Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025‑12, which makes targeted technical corrections and clarifications to several topics in the Codification, including diluted EPS, leases, and transfers of receivables. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company does not expect adoption to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025‑06, which updates the accounting guidance for internal‑use software by eliminating the traditional development stage model and requiring capitalization of costs when funding is authorized and completion is probable, unless significant uncertainties exist. The standard is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements and disclosures.

Note 3. Fair Value of Financial Instruments

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

Long-Term Debt

The Company's 2032 Notes bear interest at a rate of 7.625% per year. As of March 31, 2026, the fair value approximated $305.3 million, with a carrying value of $300.0 million. As of  December 31, 2025, the fair value approximated $313.8 million, with a carrying value of $300.0 million.

See Note 9, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 4. Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2026	2025
Raw materials and work in process	$13,771	$9,715
Leaf tobacco	52,574	43,747
Finished goods - Zig-Zag products	34,064	33,276
Finished goods - Stoker’s products	25,047	18,361
Other	4,124	2,890
Inventories, net	$129,580	$107,989

The valuation allowance to write inventory down to its net realizable value at March 31, 2026 and  December 31, 2025 was $17.0 million and $16.7 million, respectively.

In December 2023, a third-party warehouse in Tennessee used by the Company incurred significant tornado damage resulting in damage to the leaf tobacco. The leaf tobacco inventory is covered by the Company’s stock throughput insurance policy and the Company believes the inventory loss is probable of being fully recovered under the policy. As a result, the Company recorded a $15.2 million insurance recovery receivable which is included in Other current assets on the consolidated balance sheets.

Note 5. Other Current Assets

Other current assets consist of:

	March 31,	December 31,
	2026	2025
Inventory deposits	$24,238	$28,721
Prepaid taxes	10,135	7,381
Insurance recovery receivable	15,181	15,181
Other	19,158	9,392
Total	$68,712	$60,675

Note 6. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	March 31,	December 31,
	2026	2025
Land	$22	$22
Buildings and improvements	3,851	3,839
Leasehold improvements	8,676	8,667
Machinery and equipment	46,493	41,475
Furniture and fixtures	5,551	5,460
Gross property, plant and equipment	64,593	59,463
Accumulated depreciation	(24,009)	(23,216)
Property, plant and equipment, net	$40,584	$36,247

Note 7. Other Assets

Other assets consist of:

	March 31,	December 31,
	2026	2025
Non-marketable equity investments	$10,815	$7,833
Debt security investments	5,662	5,633
Capitalized software	9,862	10,133
Captive investments - available-for-sale marketable securities	14,844	14,938
Option Agreements	25,992	25,963
Other	215	167
Total	$67,390	$64,667

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

In December 2018, the Company acquired a minority interest in General Wireless Operations, Inc. (“GWO”) from SG Gaming LLC for $0.4 million. GWO is majority owned and controlled by Standard General, LP. On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands ("SBB"), the subsidiary that owned and operated the Company’s former CDS reportable segment, to GWO in exchange for a 49% equity interest. The Company established RSH Trust, which is managed by an independent trustee that votes our interests in GWO in accordance with GWO's board's recommendation, to hold its interest in GWO, and GWO is controlled by Standard General, L.P. The trust also has a purchase option with a 15-year term to acquire the remaining 51% equity interest in GWO. The GWO purchase option includes an initial exercise price of $22.0 million, which may decrease over time based on certain tax sharing payments to Standard General, LP. As a result of this transaction, the Company determined that it no longer has a controlling financial interest in SBB and, as a result, deconsolidated SBB on January 2, 2025, and accounts for its interest in GWO under the equity method of accounting. On January 2, 2025, the Company contributed net assets valued at $13.3 million to GWO as part of the transaction, inclusive of common shares for an amount of $7.7 million and freestanding instruments for an amount of $5.5 million recognized through the caption "Option agreements". Fair value of the Company's interest in GWO was determined utilizing the market approach and the income approach in the form of the discount cash flow method. The results of GWO are recognized through the caption "(income) losses from equity method investments" in the consolidated statements of income. On August 8, 2025, SBB acquired a distribution business. In connection with this acquisition, Turning Point Brands Canada purchased an option from SBB to acquire the distribution business for fair market value less the option price. The option becomes exercisable in March 2027. The option price is approximately $20.0 million with approximately $8.0 million paid at execution of the option and the remaining paid quarterly over 18 months beginning in February 2026. There is approximately $20.1 million in other assets, $8.0 million paid at closing, $10.1 million in accrued liabilities, and $2.0 million in other long-term liabilities as of March 31, 2026. Turning Point Brands Canada charged a fee to the distribution business in 2025. The agreement was terminated in the fourth quarter of 2025.

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

Debt Security Investments

In  July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”), with an additional $1.0 million invested in  July 2022. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in  July of each year. As of March 2026, total interest of $1.1 million has been rolled into the convertible note resulting in a total investment of $10.1 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching license model. The convertible note bears an interest rate of 3.0% per year and matures  July 31, 2027. Interest and principal not paid to date are receivable at maturity, and Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the three months ended March 31, 2026 and 2025. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of March 31, 2026. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in its Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the Old Pal investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. Based upon its quantitative fair value assessment, the Company determined the fair value of Old Pal to be $6.5 million at December 31, 2025 and recorded an allowance for credit losses of $0.9 in June 2025. The Company has recorded an accrued interest receivable of $0.2 million and $0.1 million at March 31, 2026 and December 31, 2025, respectively, in Other current assets on its Consolidated Balance Sheets.

Captive Investments - Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange, IC, incorporated in the District of Columbia, to write a portion of its insurance coverage, including with respect to general product, and officer and director liability coverages under deductible reinsurance policies. Interchange, IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange, IC is consolidated in the Company’s financial statements. Subsequent to June 30, 2025, Interchange IC received approval from the District of Columbia Department of Insurance, Securities and Banking to operate as a group captive. On July 14, 2025, a third-party investor subscribed $11.0 million for an interest in Interchange IC’s parent company, which contributed the investment to Interchange IC. Insurance reserves were $0.0 million as of March 31, 2026 and $0.4 million as of December 31, 2025. As of March 31, 2026, no policy has been underwritten for the benefit of the third-party investor. The group captive will write policies for both companies. The Company will continue to control and consolidate the entity.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, stocks, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table (excludes money market funds):

	As of March 31, 2026			As of December 31, 2025
		Gross	Estimated		Gross	Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Stocks	$3,294	$360	$3,654	$1,118	$447	$1,565
Exchange traded funds	5,388	152	5,540	5,338	(16)	5,322
Corporate bonds	445	(16)	429	2,837	33	2,870
Real estate investment trusts	385	(7)	378	377	(5)	372
Mutual Funds	4,858	(15)	4,843	4,809	-	4,809
Total	$14,370	$474	$14,844	$14,479	$459	$14,938

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
March 31, 2026
Due in one to five years	$429
Stocks, real estate investment trusts, mutual funds, and exchange traded funds	14,415
Total investments at fair value	$14,844

Note 8. Accrued Liabilities

Accrued liabilities consists of:

	March 31,	December 31,
	2026	2025
Accrued payroll and related items	$3,714	$13,788
Customer returns and allowances	2,557	5,942
Taxes payable	6,774	3,257
Lease liabilities	5,177	4,641
Accrued interest	1,173	6,734
Option agreement	10,072	7,448
Other	5,927	12,777
Total	$35,394	$54,587

Note 9. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	March 31,	December 31,
	2026	2025
2032 Notes	$300,000	$300,000
Less deferred financing costs	(6,115)	(6,375)
Notes payable and long-term debt	$293,885	$293,625

The components of interest expense, net consists of the following:

	Three Months Ended
	March 31,
	2026	2025
Interest expense	$7,155	$5,680
Interest income	(2,732)	(1,266)
Interest expense, net	$4,423	$4,414

2032 Notes

On  February 19, 2025, the Company entered into an indenture relating to the issuance and sale of $300.0 million aggregate principal amount of its 7.625% Senior Secured Notes due 2032 (the “2032 Notes”), by and among the Company, the guarantors party thereto and GLAS Trust Company LLC, as trustee and notes collateral agent. The 2032 Notes incur interest at a rate of 7.625%, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025. Proceeds from the offering were approximately $293.0 million and were used to redeem our 5.625% senior secured notes due 2026 issued on February 11, 2021 and for general corporate purposes.

The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by certain existing and future wholly-owned domestic subsidiaries of the Company (collectively, the “Guarantors” as defined in the indenture governing the 2032 Notes or the “2032 Notes Indenture”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the existing and future assets of the Company and the Guarantors that do not secure the 2023 ABL Facility (as defined below), subject to certain exceptions. The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default. The Company was in compliance with all covenants under the 2032 Notes as of March 31, 2026.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $72.6 million based on the borrowing base as of March 31, 2026.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Note 10. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2026 and March 31, 2025 was -25.2% and 11.4%, respectively. The effective tax rate for the three months ended March 31, 2026 includes permanent tax differences related to the Company's restricted stock units that were issued in the first quarter of 2026 and stock options that were exercised during the three months ended March 31, 2026.

During the first quarter of 2026, the Company concluded that it was more‑likely‑than‑not that TPBI’s separate company state net operating losses and other deferred tax assets, excluding the State §163(j) interest limitation carryforward, would be realizable. As a result, the Company released $2.4 million of the related valuation allowance as a discrete item in the quarter.

Note 11. Share Incentive Plans

On  March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards  may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on  March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2026, net of forfeitures, there were 506,294 Restricted Stock Units (“RSUs”), 122,570 options and 168,281 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 592,907 shares available for future grant under the 2021 Plan as of March 31, 2026.

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

Stock option activity for the 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2024	535,790	$30.69	$9.51

Exercised	(245,855)	30.76	9.54
Forfeited	(2,643)	36.11	10.88
Outstanding, December 31, 2025	287,292	$30.58	$9.47

Exercised	(7,661)	42.15	13.51
Outstanding, March 31, 2026	279,631	$30.26	$9.36

Under the 2015 and 2021 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025, was $0.5 million, and $0.6 million, respectively.

At March 31, 2026, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2018	2019	2020	2021
Number of options granted	93,819	98,100	155,780	155,000	100,000
Options outstanding at March 31, 2026	19,569	31,370	44,940	27,513	38,800
Number exercisable at March 31, 2026	19,569	31,370	44,940	27,513	38,800
Exercise price	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	1.13	1.94	2.97	3.97	4.89
Risk free interest rate	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	March 14,	April 29,	May 12,	March 11,
	2022	2022	2023	2024
Number of options granted	100,000	14,827	77,519	54,289
Options outstanding at March 31, 2026	12,358	3,273	47,519	54,289
Number exercisable at March 31, 2026	12,358	3,273	47,519	54,289
Exercise price	$30.46	$31.39	$20.71	$27.19
Remaining lives	5.96	6.08	7.12	7.95
Risk free interest rate	2.10%	2.92%	3.41%	4.06%
Expected volatility	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	5.186	5.186
Dividend yield	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$10.23	$11.07	$6.45	$9.21

The Company records compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. In 2026 and 2025, the Company has recorded no compensation expense related to the options, which are fully expensed.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of March 31, 2026, there are 177,725 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of March 31, 2026.

	March 14,	March 1,	April 1,	March 3,	March 3,
	2022	2024	2024	2025	2026
Number of PRSUs granted	49,996	111,321	8,242	41,137	76,550
PRSUs outstanding at March 31, 2026	9,116	55,348	4,946	31,765	76,550
Fair value as of grant date	$30.46	$26.52	$29.12	$70.34	$107.57
Remaining lives	0.75	0.75	0.75	1.75	3.00

The Company records compensation expense related to the PRSUs based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $0.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. Total unrecognized compensation expense related to these awards at March 31, 2026, is $1.8 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 128,359 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of March 31, 2026.

	March 14,	April 29,	March 1,	April 1,	March 3,	May 8,	July 14,	March 3,
	2022	2022	2024	2024	2025	2025	2025	2026
Number of RSUs granted	50,004	4,522	105,257	5,495	36,843	8,464	1,341	63,797
RSUs outstanding at March 31, 2026	7,973	632	22,683	1,814	22,110	8,464	886	63,797
Fair value as of grant date	$30.46	$31.39	$26.52	$29.12	$70.34	$75.66	$74.61	$107.57
Remaining lives	0.75	0.75	1.00	1.00	2.00	0.25	2.44	3.00

The Company records compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $2.0 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Total unrecognized compensation expense related to RSUs at March 31,2026, is $9.1 million, which will be expensed over 2.74 years.

Note 12. Contingencies

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

Note 13. Income Per Share

The Company calculates earnings per share using the treasury stock method for its options and non-vested restricted stock units, and the if-converted method for its Convertible Senior Notes.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended March 31,
	2026			2025
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$11,667		$0.61	$14,395		$0.81

Denominator
Weighted average		19,214,389			17,795,243

Diluted EPS:
Numerator
Diluted net income attributable to Turning Point Brands, Inc.	$11,667		$0.60	$14,395		$0.79

Denominator
Basic weighted average		19,214,389			17,795,243
Stock options and restricted stock units		260,488			454,063
		19,474,877			18,249,306

Note 14. Segment Information

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

The tables below present financial information about reportable segments:

	Three Months Ended
	March 31,
	2026	2025
Net sales
Zig-Zag products	$36,669	$47,265
Stoker’s products	87,609	59,171
Total	$124,278	$106,436

Cost of Sales
Zig-Zag products	$15,724	$21,700
Stoker’s products	40,259	25,126
Total	$55,983	$46,826

Gross profit
Zig-Zag products	$20,945	$25,565
Stoker’s products	47,350	34,045
Total	$68,295	$59,610

Other segment items (1)
Zig-Zag products	$9,714	$8,635
Stoker’s products	27,579	9,911
Total	$37,293	$18,546

Operating income (loss)
Zig-Zag products	$11,231	$16,930
Stoker’s products	19,771	24,134
Total segment operating income	$31,002	$41,064
Corporate unallocated (2)(3)	(18,518)	(17,875)
Total	$12,484	$23,189

Other expense, net	63	-
Interest expense, net	4,423	4,414
Investment (gain) loss	(151)	(141)
Income from equity method investment	(2,983)	(150)
Loss on extinguishment of debt	-	1,235

Income from continuing operations before income taxes	$11,132	$17,831

Capital expenditures
Zig-Zag products	$-	$17
Stoker’s products	5,139	2,168
Total	$5,139	$2,185

Depreciation and amortization
Zig-Zag products	$291	$276
Stoker’s products	1,768	1,340
Total	$2,059	$1,616

(1)	Includes primarily selling and marketing costs.
(2)	Includes corporate costs that are not allocated to any of the two reportable segments.
(3)	Includes costs related to FDA premarket tobacco product application (“PMTA”) of $0.3 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

	March 31,	December 31,
	2026	2025
Assets
Zig-Zag products	$250,380	$256,762
Stoker’s products	291,682	268,305
Corporate unallocated (1)	230,035	238,683
Total	$772,097	$763,750

(1)	Includes assets not assigned to the two reportable segments. All goodwill has been allocated to the reportable segments.

Net Sales: Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers:

	Three Months Ended
	March 31,
	2026	2025
Domestic	$116,153	$100,488
Foreign	8,125	5,948
Total	$124,278	$106,436

Note 15. Dividends and Shares Repurchases

A dividend of $0.08 per common share was paid on April 1, 2026, to shareholders of record at the close of business on March 20, 2026.

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

On  February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On  October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on  February 24, 2022. On  November 6, 2024, the Company's Board of Directors increased the share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. For the three months ended March 31, 2026, there were no repurchases under the share repurchase program.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. The Company filed an amendment to the prospectus supplement on November 2, 2025 to increase the aggregate dollar amount of shares of common stock that it may sell under the ATM Program by an additional $200.0 million. Between August 15, 2025, and September 11, 2025, the Company sold 1,014,262 shares of our Common Stock under the ATM Program at an average selling price of $98.59 per share for gross proceeds of $100.0 million, less underwriter's commission and expenses of approximately $2.5 million, for net proceeds of $97.5 million. The shares were issued from repurchased common stock on a first in first out basis. The Company recorded the gain, corresponding to the difference in between the reacquisition cost of treasury stock and the value of treasury stock reissued, into APIC within the Consolidated Statements of Changes in Stockholders' Equity. As of March 31, 2026, there was $200.0 million of capacity remaining under the ATM Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial conditions and results of operations in conjunction with our consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements which are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2025, and as compared with the three months ended March 31, 2025. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”).

In this MD&A, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc., and its consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc., without any of its subsidiaries. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Turning Point Brands, Inc. is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next-generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited flat consumer unit annualized growth during the full year period ended 2025 as reported by MSAi a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® in the Zig-Zag products segment and Stoker’s® along with FRE®, Beech-Nut® and Trophy® in the Stoker’s products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 900 distributors with an additional approximately 600 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and tobacco industries, we have grown and diversified our business through new product launches, category expansions and acquisitions while concurrently improving operational efficiency.

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

Recent Developments

On February 20, 2026, the U.S. Supreme Court issued a ruling regarding tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States, concluding that such tariffs were unauthorized. As of the date of this report, the Company has paid approximately $17.9 million in tariffs subject to the ruling.

The ruling did not address the availability, timing, or amount of any potential refunds. The U.S. Court of International Trade (“CIT”) has ordered the U.S. Customs and Border Protection (“CBP”) to refund the collected IEEPA tariffs. The administrative process for seeking refunds of IEEPA tariffs previously paid remains under development and the CIT’s order may be subject to U.S. government challenge. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries (CAPE) system for IEEPA refunds, which the CBP plans to implement through a phased development approach. There can be no guarantee that a refund, if received, will equal the full amount of IEEPA tariffs paid, and any refund may be subject to taxes and other adjustments or further legal, regulatory, or administration developments. Given these uncertainties, the Company has not recognized any benefit or asset related to potential IEEPA tariff refunds as of this filing date. Following the U.S. Supreme Court's decision, the U.S. administration announced additional tariffs under Section 122 of the Trade Act of 1974 and could take action to implement additional tariffs in the future. Accordingly, any recovery of amounts paid remains uncertain, and management has concluded that recognition of a receivable or recovery asset is not appropriate at this time.

The Company continues to monitor developments related to this ruling, as well as changes in U.S. and foreign trade, import, and export policies, which could have a material impact on the Company’s financial position, results of operations, and cash flows.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

●	Our ability to further penetrate markets with our existing products;
●	Our ability to introduce new products and product lines that complement our core business;
●	Decreasing interest in some tobacco products among consumers;
●	Competition;
●	Price sensitivity in our end-markets;
●	Marketing and promotional initiatives, which cause variability in our results;
●	Cost related to increasing regulation of promotional and advertising activities;
●	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation and the interest rate environment;
●	Labor and production costs;
●	Cost of complying with regulation, including the “deeming regulation”, as well as the unpredictable nature of the regulatory regimes;
●	Changes to U.S. trade policies, including tariffs;
●	Counterfeit and other illegal products in our end-markets;
●	Currency fluctuations;
●	Our ability to identify attractive acquisition opportunities; and
●	Our ability to successfully integrate acquisitions.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements.”

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

(in thousands)	Three Months Ended March 31,
	2026	2025	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$36,669	$47,265	-22.4%
Stoker’s products	87,609	59,171	48.1%
Total net sales	124,278	106,436	16.8%
Cost of sales	55,983	46,826	19.6%
Gross profit
Zig-Zag products	20,945	25,565	-18.1%
Stoker’s products	47,350	34,045	39.1%
Total gross profit	68,295	59,610	14.6%

Selling, general, and administrative expenses	55,811	36,421	53.2%

Operating income
Zig-Zag products	11,231	16,930	-33.7%
Stoker’s products	19,771	24,134	-18.1%
Total segment operating income	31,002	41,064	-24.5%
Corporate unallocated	(18,518)	(17,875)	3.6%
Total operating income	12,484	23,189	-46.2%
Other expense, net	63	-	NM
Interest expense, net	4,423	4,414	0.2%
Investment gain	(151)	(141)	7.1%
Income from equity method investments	(2,983)	(150)	NM
Loss on extinguishment of debt	-	1,235	NM
Income from continuing operations before income taxes	11,132	17,831	-37.6%
Income tax (benefit) expense	(2,810)	2,040	-237.7%
Consolidated net income from continuing operations	13,942	15,791	-11.7%
Net income attributable to non-controlling interest	2,275	1,396	63.0%
Net income from continuing operations attributable to Turning Point Brands, Inc.	$11,667	$14,395	-19.0%

Comparison of the Three Months Ended March 31, 2026, to the Three Months Ended March 31, 2025

Net Sales: For the three months ended March 31, 2026, consolidated net sales increased $17.8 million, or 16.8% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the three months ended March 31, 2026, net sales in the Zig-Zag products segment decreased $10.6 million, or 22.4% compared to the prior year period. The decrease in net sales was driven primarily by declines of $7.4 million in U.S. papers and wraps, $1.7 million in the Clipper lighter business, and $0.9 million  in our Canadian products.

For the three months ended March 31, 2026, net sales in the Stoker’s products segment increased $28.4 million, or 48.1% compared to the prior year period. The increase in net sales was primarily driven by $29.7 million of growth in modern oral products.

Gross Profit: For the three months ended March 31, 2026, consolidated gross profit increased $8.7 million, or 14.6% compared to the prior year period. Gross profit as a percentage of net sales decreased to 55.0% for the three months ended March 31, 2026, compared to 56.0% for the three months ended March 31, 2025. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment and driven by margin contribution from modern oral products.

For the three months ended March 31, 2026, gross profit in the Zig-Zag products segment decreased $4.6 million, or 18.1% compared to the prior year period. Gross profit as a percentage of net sales increased to 57.1% of net sales for the three months ended March 31, 2026, from 54.1% of net sales for the three months ended March 31, 2025, driven primarily by product mix.

For the three months ended March 31, 2026, gross profit in the Stoker’s products segment increased $13.3 million, or 39.1% compared to the prior year period. Gross profit as a percentage of net sales decreased to 54.0% of net sales for the three months ended March 31, 2026, from 57.5% of net sales for the three months ended March 31, 2025, primarily driven by margin contribution from modern oral products.

Selling, General, and Administrative Expenses: For the three months ended March 31, 2026, selling, general, and administrative expenses increased $19.4 million, or 53.2% compared to the prior year period, primarily due to increased shipping and selling costs related to the increase in modern oral sales in the quarter compared to the prior year period. Selling, general and administrative expenses in the three months ended March 31, 2026, included $0.3 million of expense related to PMTA, $2.9 million of stock options, restricted stock and incentives expense, $0.2 million of legal expenses incurred in connection with litigation related to an insurance claim, and $0.1 million of expense related to corporate restructuring. Selling, general and administrative expenses in the three months ended March 31, 2025, included $1.7 million of stock options, restricted stock and incentives expense, $1.6 million of expense related to PMTA, $0.2 million of transaction costs, and $0.2 million of expense related to the implementation of the new ERP and CRM systems.

Operating Income: For the three months ended March 31, 2026, consolidated operating income decreased $10.7 million, or 46.2% compared to the prior year period. Operating income as a percentage of net sales decreased to 10.0% of net sales for the three months ended March 31, 2026 from 21.8% of net sales for the three months ended March 31, 2025, primarily driven by increased selling, general and administrative costs.

For the three months ended March 31, 2026, operating income in the Zig-Zag products segment decreased $5.7 million, or 33.7% compared to the prior year period. Operating income as a percentage of net sales decreased to 30.6% of net sales for the three months ended March 31, 2026 from 35.8% of net sales for the three months ended March 31, 2025, primarily driven by improved margins on product mix offset by an increase in sales and marketing costs.

For the three months ended March 31, 2026, operating income in the Stoker’s products segment decreased $4.4 million, or 18.1% compared to the prior year period. Operating income as a percentage of net sales decreased to 22.6% of net sales for the three months ended March 31, 2026 from 40.8% of net sales for the three months ended March 31, 2025, primarily driven by margin contribution of modern oral products and higher sales and marketing costs to drive sales.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the three months ended March 31, 2026, unallocated costs were $18.5 million compared to $17.9 million in the prior year period, an increase of $0.6 million or 3.6%, primarily driven by joint venture related corporate expenses.

Other Expense, net: For the three months ended March 31, 2026, other income increased $0.1 million compared to the prior year period due to an honorarium gift in the current year period that was not applicable in the prior year period.

Interest Expense, net: For the three months ended March 31, 2026, interest expense, net was $4.4 million, consistent with the prior year period. The level of interest expense remained stable due to no significant changes in average borrowings, interest rates or debt structure during the period.

Investment Gain: For the three months ended March 31, 2026, investment gain was $0.2 million, consistent with the prior year period. The year-over-year stability reflects comparable investment performance and an unchanged investment portfolio composition during the period.

Income From Equity Method Investments: For the three months ended March 31, 2026, income from investments in equity securities increased $2.8 million compared to the prior year period as a result of GWO.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the three months ended March 31, 2026. Loss on extinguishment of debt for the three months ended March 31, 2025 was $1.2 million as a result of the redemption of the 2026 Notes in February 2025.

Income Tax (Benefit) Expense: Our income tax benefit of $2.8 million was (25.2%of income before income taxes for the three months ended March 31, 2026. Our effective income tax rate was 11.4% for the three months ended March 31, 2025. The change in tax rate is primarily attributable to the release of a valuation allowance on deferred tax assets.

Net Income Attributable to Non-Controlling Interest: Net income attributable to non-controlling interest was $2.3 million and $1.4 million, respectively, for the three months ended March 31, 2026 and 2025. The increase in non-controlling interest compared to the prior year period is primarily due to higher sales volumes and improved net income.

Net Income Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended March 31, 2026 and 2025, was $11.7 million and $14.4 million, respectively.

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

	Three Months Ended
(in thousands)	March 31,
	2026	2025
Net income attributable to Turning Point Brands, Inc.	$11,667	$14,395
Add:
Interest expense, net	4,569	4,401
Loss on extinguishment of debt	-	1,235
Income tax (benefit) expense	(2,492)	2,040
Depreciation expense	794	828
Amortization expense	1,285	822
EBITDA	$15,823	$23,721
Components of Adjusted EBITDA
Corporate restructuring (a)	98	-
ERP/CRM (b)	-	211
Stock based compensation (c)	2,938	1,664
Transactional expenses and strategic initiatives (d)	145	176
Non-recurring legal (e)	153	-
FDA PMTA (f)	290	1,591
Mark-to-market gain on Canadian inter-company note (g)	(117)	315
Tariff adjustment (h)	5,903	-
Manufacturing start-up costs (i)	594	-
Honorarium (j)	63	-
Adjusted EBITDA	$25,890	$27,678

(a)	Represents costs associated with corporate restructuring, including severance and early retirement.
(b)	Represents cost associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.
(c)	Represents non-cash stock options, restricted stock, PRSUs, etc.
(d)	Represents the fees incurred for transaction expenses.
(e)	Represents legal expenses incurred in connection with litigation related to an insurance claim.
(f)

Represents costs associated with applications related to FDA premarket tobacco product application (“PMTA”). The PMTA regime requires the Company to submit an application to the FDA to receive marketing authorization to continue to sell certain of its product lines with continued sales permitted during the pendency of the applications. The application is a one-time resource-intensive process for each covered product line; however, due to the nature of the implementation process for those product lines already in the market, applications can take multiple years to complete rather than the typical one-time submission. The Company has only two product lines currently subject to the PMTA process, having utilized other regulatory pathway options available for our other product lines. The Company does not expect to submit additional PMTA applications for any new product lines after the submission for the remaining two are complete.

(g)	Represents a mark-to-market gain attributable to foreign exchange fluctuation.
(h)	Represents adjustment to current period costs of goods sold to exclude tariffs subject to refund.
(i)	Represents non-recurring expenses incurred during the start-up of manufacturing lines.
(j)	Represents an honorarium gift included in other (income) expense, net.

Liquidity and Capital Resources

As of March 31, 2026, we have $192.4 million of cash on hand and $72.6 million of availability under the 2023 ABL Facility. We have no borrowings outstanding under our 2023 ABL Facility as of March 31, 2026. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our adjusted working capital, which we define as current assets less cash and current liabilities, increased $35.1 million compared to the prior year end. The increase in working capital is primarily the result of a $1.7 million increase in accounts receivable, an $21.6 million increase in inventory and a $8.0 million increase in other current assets, partially offset by an increase of $15.5 million in accounts payable and a $19.2 million decrease in accrued liabilities. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

	March 31,	December 31,
(in thousands)	2026	2025

Current assets	$225,765	$194,390
Current liabilities	71,283	75,007
Adjusted working capital	$154,482	$119,383

Cash Flows from Continuing Operations

Our cash flows from continuing operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	Three Months Ended
	March 31,
Cash provided by (used in):	2026	2025
Operating activities	$(22,259)	$17,409
Investing activities	$(5,066)	$(5,230)
Financing activities	$(2,692)	$38,520

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $22.3 million, a increase of $39.7 million compared to the prior year period. The increase is primarily due to unfavorable changes of $34.5 million in working capital,  $1.2 million in other assets, decrease in net income, net of non-cash items of $6.3 million. The primary drivers of non-cash items were a $1.6 million increase in deferred tax benefit, a $0.4 million increase in depreciation and amortization,  a $2.8 million increase in income from equity method investment and a $1.2 million decrease in loss on extinguishment of debt compared to the prior year period. The decrease in cash from working capital compared to the prior year period was primarily driven by the timing of payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $5.1 million, a decrease of $0.2 million compared to the prior year period, primarily due to an increase in capital expenditures of $3.0 million offset by $2.8 million decrease for investments.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $2.7 million, a decrease of $41.2 million compared to the prior year period, primarily due to a net decrease in cash of $43.4 million related to the February 2025 issuance of the 2032 Notes, and $2.5 million related to stock compensation activity.

Dividends, Share Issuances, and Shares Repurchases

A dividend of  $0.08 per common share was paid on April 10, 2026, to shareholders of record at the close of business on March 20, 2026.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by $24.6 million on February 24, 2022. On November 6, 2024, the Company's Board of Directors increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. For the three months ended March 31, 2026, there were no repurchases under the share repurchase program. As of March 31, 2026, there was $200.0 million in remaining repurchase authority under the plan.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. Between August 15, 2025, and September 11, 2025, the Company sold 1,014,262 shares of our Common Stock under the ATM Program at an average selling price of $98.59 per share for gross proceeds of $100.0 million, less underwriter's commission and expenses of approximately $2.5 million, for net proceeds of $97.5 million. The shares were issued from repurchased common stock on a first in first out basis. The Company recorded the gain, corresponding to the difference in between the reacquisition cost of treasury stock and the value of treasury stock reissued, into APIC within the Consolidated Statements of Changes in Stockholders' Equity. As of March 31, 2026, there was $200.0 million of capacity remaining under the ATM Program.

Long-Term Debt

Notes payable and long-term debt consisted of the following at March 31, 2026 and December 31, 2025, in order of preference:

	March 31,	December 31,
	2026	2025
2032 Notes	$300,000	$300,000
Less deferred financing costs	(6,115)	(6,375)
Notes payable and long-term debt	$293,885	$293,625

2032 Notes

In February 2025, the Company closed a private offering of $300.0 million aggregate principal amount of 7.625% senior secured notes due to mature on March 15, 2032 (the “2032 Notes”). Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. We used the proceeds from the offering (i) to repay all obligations under and redeem all of our 5.625% senior secured notes due 2026 (the "2026 Notes), (ii) to pay related fees, costs and expenses and (iii) for general corporate purposes. The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each current and future wholly-owned domestic restricted subsidiary of the Company that guaranteed the 2026 Notes (collectively, the “Guarantors” as defined in the indenture governing the 2032 Notes or the “2032 Notes Indenture”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. Proceeds from the offering were approximately $293.0 million.

The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default. The Company was in compliance with all covenants under the 2032 Notes as of March 31, 2026.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available balance of $72.6 million based on the borrowing base as of March 31, 2026.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Additional Information with Respect to Unrestricted Subsidiaries

Under the terms of the 2032 Notes, and the 2026 Notes that were redeemed with proceeds from the February 2025 issuance of the 2032 Notes, the Company designated certain of its subsidiaries as “Unrestricted Subsidiaries”, including Interchange Partners LLC and Intrepid Brands, LLC. The Company is required under the terms of the indenture governing the 2032 Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is presented below.

Income Statements for the three months ended March 31, 2026 and 2025 (unaudited):

	Three Months Ended March 31,
	2026			2025
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$88,031	$36,247	$124,278	$92,326	$14,110	$106,436
Cost of sales	41,344	14,639	55,983	40,841	5,985	46,826
Gross profit	46,687	21,608	68,295	51,485	8,125	59,610
Selling, general, and administrative expenses	39,062	16,749	55,811	32,034	4,387	36,421
Operating income	7,625	4,859	12,484	19,451	3,738	23,189
Other expense, net	-	63	63	-	-	-
Interest expense (income), net	4,847	(424)	4,423	4,603	(189)	4,414
Investment (gain) loss	(274)	123	(151)	(301)	160	(141)
Loss on extinguishment of debt	-	-	-	1,235	-	1,235
Income from equity method investment	(2,851)	(132)	(2,983)	-	(150)	(150)
Income before income taxes	5,903	5,229	11,132	13,914	3,917	17,831
Income tax (benefit) expense	(1,490)	(1,320)	(2,810)	1,592	448	2,040
Consolidated net income	7,393	6,549	13,942	12,322	3,469	15,791
Net income (loss) attributable to non-controlling interest	(72)	2,347	2,275	(321)	1,717	1,396
Net income attributable to Turning Point Brands, Inc.	$7,465	$4,202	$11,667	$12,643	$1,752	$14,395

Balance Sheet as of March 31, 2026 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$156,040	$36,399	$-	$192,439
Accounts receivable, net	22,915	4,558	-	27,473
Inventories	122,978	6,602	-	129,580
Other current assets	64,141	4,571	-	68,712
Total current assets	366,074	52,130	-	418,204
Property, plant, and equipment, net	40,336	248	-	40,584
Right of use assets	15,409	-	-	15,409
Deferred financing costs, net	1,019	-	-	1,019
Goodwill	135,974	-	-	135,974
Other intangible assets, net	63,731	-	-	63,731
Master Settlement Agreement (MSA) escrow deposits	29,786	-	-	29,786
Other assets	51,488	15,902	-	67,390
Investment in unrestricted subsidiaries	-	13,416	(13,416)	-
Total assets	$703,817	$81,696	$(13,416)	$772,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,992	$3,897	$-	$35,889
Accrued liabilities	(4,616)	40,010	-	35,394
Total current liabilities	27,376	43,907	-	71,283
Deferred tax liabilities, net	8,363	-	-	8,363
Notes payable and long-term debt	293,885	-	-	293,885
Other long-term liabilities	2,034	-	-	2,034
Lease liabilities	11,043	-	-	11,043
Total liabilities	342,701	43,907	-	386,608

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	360,055	19,124	(13,416)	365,763
Non-controlling interest	1,061	18,665	-	19,726
Total stockholders’ equity	361,116	37,789	(13,416)	385,489
Total liabilities and stockholders’ equity	$703,817	$81,696	$(13,416)	$772,097

Balance Sheet as of December 31, 2025:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$179,344	$43,416	$-	$222,760
Accounts receivable, net	23,335	2,391	-	25,726
Inventories, net	103,408	4,581	-	107,989
Other current assets	55,515	5,160	-	60,675
Total current assets	361,602	55,548	-	417,150
Property, plant, and equipment, net	36,107	140	-	36,247
Right of use assets	14,480	-	-	14,480
Deferred financing costs, net	1,180	-	-	1,180
Goodwill	136,097	-	-	136,097
Other intangible assets, net	64,042	-	-	64,042
Master Settlement Agreement (MSA) escrow deposits	29,887	-	-	29,887
Other assets	48,810	15,857	-	64,667
Investment in unrestricted subsidiaries	-	11,069	(11,069)	-
Total assets	$692,205	$82,614	$(11,069)	$763,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,857	$8,563	$-	$20,420
Accrued liabilities	10,651	43,936	-	54,587
Total current liabilities	22,508	52,499	-	75,007
Deferred tax liabilities, net	8,289	-	-	8,289
Notes payable and long-term debt	293,625	-	-	293,625
Other long-term liabilities	4,138	-	-	4,138
Lease liabilities	10,708	-	-	10,708
Total liabilities	339,268	52,499	-	391,767

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	351,576	13,797	(11,069)	354,304
Non-controlling interest	1,361	16,318	-	17,679
Total stockholders’ equity	352,937	30,115	(11,069)	371,983
Total liabilities and stockholders’ equity	$692,205	$82,614	$(11,069)	$763,750

Off-balance Sheet Arrangements

At March 31, 2026 and December 31, 2025 we had no foreign currency contracts outstanding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the three months ended March 31, 2026, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2025 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2025 Annual Report on Form 10-K filed with the SEC.

Credit Risk

During the three months ended March 31, 2026, there have been no material changes in our exposure to credit risk, as reported within our 2025 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2025 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2025, we issued the 2032 Notes in an aggregate principal amount of $300.0 million. We carry the 2032 Notes at face value. Since the 2032 Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Our remaining debt instrument is the 2023 ABL Facility, which as of March 31, 2026 and the filing date of this report had no borrowings outstanding.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See “Risk Factors—We are subject to significant product liability litigation” in our 2025 Annual Report on Form 10-K for additional details.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2025 Annual Report on Form 10-K. There have been no material changes to the Risk Factors set forth in the 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022. On November 6, 2024, the Company's Board of Directors increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. As of March 31, 2026, there remains $200.0 million in authority to repurchase shares under the plan. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

The following table includes information regarding purchases of our common stock made by us during the three months ended March 31, 2026 in connection with the repurchase program described above.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
January 1 to January 31	3,011	$110.24	-	$200,000,000
February 1 to February 28	-	$-	-	$200,000,000
March 1 to March 31	9,330	$108.51	-	$200,000,000
Total	12,341		-

(1) The total number of shares purchased consists of shares withheld by the Company to satisfy statutory tax withholdings for holders who vested in stock-based awards, which totaled 3,011 shares in January and 9,330 shares in March. Shares withheld by the Company to cover statutory withholdings taxes are repurchased pursuant to the terms of the applicable plan and not under the Company's share repurchase program authorization.

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

101

XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 8, 2026, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: May 8, 2026