Form 10-Q
period 2026-06-30
Turning Point Brands, Inc.
filed 2026-08-04
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

At July 28, 2026, there were 20,048,922 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	(unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$268,307	$222,760
Accounts receivable, net of allowances of $244 in 2026 and $206 in 2025	22,698	25,726
Inventories, net	133,434	107,989
Other current assets	75,695	60,675
Total current assets	500,134	417,150
Property, plant, and equipment, net	39,703	36,247
Right of use assets	15,689	14,480
Deferred financing costs, net	858	1,180
Goodwill	135,830	136,097
Other intangible assets, net	63,419	64,042
Master Settlement Agreement (MSA) escrow deposits	29,684	29,887
Other assets	69,879	64,667
Total assets	$855,196	$763,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,292	$20,420
Accrued liabilities	52,924	54,587
Total current liabilities	88,216	75,007
Deferred tax liabilities, net	7,851	8,289
Notes payable and long-term debt	294,145	293,625
Other long-term liabilities	-	4,138
Lease liabilities	10,960	10,708
Total liabilities	$401,172	$391,767

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,833,181 issued shares and 20,048,922 outstanding shares at June 30, 2026, and 20,589,527 issued shares and 19,132,384 outstanding shares at December 31, 2025	225	216
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	241,320	203,627
Cost of repurchased common stock (784,259 shares at June 30, 2026 and 1,457,143 shares at December 31, 2025)	(21,171)	(47,637)
Accumulated other comprehensive loss	(1,975)	(1,563)
Accumulated earnings	211,699	199,661
Non-controlling interest	23,926	17,679
Total stockholders’ equity	454,024	371,983
Total liabilities and stockholders’ equity	$855,196	$763,750

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Income

(dollars in thousands except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$142,960	$116,634	$267,238	$223,070
Cost of sales	49,256	50,011	105,239	96,837
Gross profit	93,704	66,623	161,999	126,233
Selling, general, and administrative expenses	76,991	40,296	132,802	76,717
Operating income	16,713	26,327	29,197	49,516
Other expense, net	63	-	126	-
Interest expense, net	4,251	5,140	8,674	9,554
Investment loss (gain)	1,089	(78)	938	(519)
(Income) loss from equity method investment	(2,674)	61	(5,657)	211
Loss on extinguishment of debt	-	-	-	1,235
Income before income taxes	13,984	21,204	25,116	39,035
Income tax expense	3,683	4,244	873	6,284
Consolidated net income	10,301	16,960	24,243	32,751
Net income attributable to non-controlling interest	6,703	2,480	8,978	3,876
Net income attributable to Turning Point Brands, Inc.	$3,598	$14,480	$15,265	$28,875

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.18	$0.81	$0.78	$1.62
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.18	$0.79	$0.77	$1.58
Weighted average common shares outstanding:
Basic	19,890,588	17,920,567	19,554,356	17,854,667
Diluted	20,160,795	18,321,913	19,860,615	18,250,793

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	June 30,
	2026	2025
Consolidated net income	$10,301	$16,960

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on MSA investments, net of tax of $18 in 2026 and $59 in 2025	(60)	199
Foreign currency translation, net of tax of $0 in 2026 and 2025	(8)	57
Unrealized gain on investments, net of tax of $0 in 2026 and $30 in 2025	180	117
	112	373

Consolidated comprehensive income	10,413	17,333
Comprehensive income attributable to non-controlling interest	6,703	2,480
Comprehensive income attributable to Turning Point Brands, Inc.	$3,710	$14,853

	Six Months Ended
	June 30,
	2026	2025
Consolidated net income	$24,243	$32,751

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on MSA investments, net of tax of $40 in 2026 and $205 in 2025	(135)	693
Foreign currency translation, net of tax of $0 in 2026 and 2025	(654)	14
Unrealized gain on derivative instruments, net of tax of $0 in 2026 and $18 in 2025	-	62
Unrealized gain on investments, net of tax of $0 in 2026 and $30 in 2025	146	96
	(643)	865

Consolidated comprehensive income	23,600	33,616
Comprehensive income attributable to non-controlling interest	8,978	3,876
Comprehensive income attributable to Turning Point Brands, Inc.	$14,622	$29,740

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$24,243	$32,751
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	1,235
Loss on sale of property, plant, and equipment	-	45
(Income) loss from equity method investment	(5,657)	211
Loss (gain) on investments, net	1,224	(17)
Depreciation and other amortization expense	3,808	2,893
Amortization of other intangible assets	627	612
Amortization of deferred financing costs	842	872
Deferred income tax expense	(398)	2,716
Stock compensation expense	5,639	3,292
Noncash lease income	(1,623)	(728)
Changes in operating assets and liabilities:
Accounts receivable	2,671	(20,504)
Inventories	(25,701)	(8,604)
Other current assets	(15,060)	(5,486)
Other assets	(46)	(4,087)
Accounts payable	13,564	14,187
Accrued liabilities and other	(65)	9,842
Net cash provided by operating activities	$4,068	$29,230

Cash flows from investing activities:
Capital expenditures	$(5,227)	$(6,176)
Payment for equity investments	(1,450)	(2,783)
Purchases of investments	(3,833)	(4,079)
Proceeds from sale of investments	3,850	4,460
MSA escrow deposits, net	5	(48)
Purchase of option agreement	(4,940)	-
Net cash used in investing activities	$(11,595)	$(8,626)

Cash flows from financing activities:
Redemption of 2026 Notes	$-	$(250,000)
Proceeds from 2032 Notes	-	300,000
Equity offering proceeds	59,549	-
Tax distribution	(2,500)	-
Payment of dividends	(3,270)	(2,731)
Payment of financing costs	-	(7,251)
Exercise of options	324	4,921
Redemption of options	-	(33)
Redemption of restricted stock units	(330)	(1,970)
Redemption of performance based restricted stock units	(1,014)	(2,624)
Net cash provided by financing activities	$52,759	$40,312

Net increase in cash	$45,232	$60,916
Effect of foreign currency translation on cash	$292	$20

Cash, beginning of period:
Unrestricted	$222,760	$48,941
Restricted	1,914	1,961
Total cash at beginning of period	$224,674	$50,902

Cash, end of period:
Unrestricted	$268,307	$109,925
Restricted	1,891	1,913
Total cash at end of period	$270,198	$111,838

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$-	$168
Investment acquired in exchange for net assets held for sale	$-	$10,496

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,629	$1,382

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance April 1, 2026	19,367,534	$218	$205,542	$(47,637)	$(2,090)	$209,730	$19,726	$385,489

Unrealized gain (loss) on MSA investments, net of tax of $18	-	-	-	-	(60)	-	-	(60)
Foreign currency translation, net of tax of $0	-	-	-	-	(5)	-	(3)	(8)
Unrealized gain on investments, net of tax of $0	-	-	-	-	180	-	-	180
Stock compensation expense	-	-	2,701	-		-	-	2,701
Exercise of options	40	-	1	-	-	-	-	1
Issuance of performance based restricted stock units	-	-	-	-	-	-	-	-
Redemption of performance based restricted stock units	-	-	-	-	-	-	-	-
Issuance of restricted stock units	8,464	-	-	-	-	-	-	-
Redemption of restricted stock units	-	-	-	-	-	-	-	-
Issuance of common stock in connection with equity offering, net of fees	672,884	7	33,076	26,466	-	-	-	59,549
Tax distribution	-	-	-	-	-	-	(2,500)	(2,500)
Dividends	-	-	-	-	-	(1,629)	-	(1,629)
Net income	-	-	-	-	-	3,598	6,703	10,301
Ending balance June 30, 2026	20,048,922	$225	$241,320	$(21,171)	$(1,975)	$211,699	$23,926	$454,024

Beginning balance April 1, 2025	17,895,505	$204	$124,811	$(83,144)	$(2,363)	$160,182	$3,747	$203,437

Unrealized gain on MSA investments, net of tax of $59	-	-	-	-	199	-	-	199
Foreign currency translation, net of tax of $0	-	-	-	-	37	-	20	57
Unrealized gain on investments, net of tax of $30	-	-	-	-	117	-	-	117
Stock compensation expense	-	-	1,628	-	-	-	-	1,628
Exercise of options	130,861	1	3,947	-	-	-	-	3,948
Issuance of performance based restricted stock units	(13,950)	-	-	-	-	-	-	-
Redemption of performance based restricted stock units	3,131	-	-	-	-	-	-	-
Issuance of restricted stock units	4,772	-	-	-	-	-	-	-
Redemption of restricted stock units	543	-	(141)	-	-	-	-	(141)
Dividends	-	-	-	-	-	(1,382)	-	(1,382)
Net income	-	-	-	-	-	14,480	2,480	16,960
Ending balance June 30, 2025	18,020,862	$205	$130,245	$(83,144)	$(2,010)	$173,280	$6,247	$224,823

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2026	19,132,384	$216	$203,627	$(47,637)	$(1,563)	$199,661	$17,679	$371,983

Unrealized gain on MSA investments, net of tax of $40	-	-	-	-	(135)	-	-	(135)
Foreign currency translation, net of tax of $0	-	-	-	-	(423)	-	(231)	(654)
Unrealized loss on investments, net of tax of $0	-	-	-	-	146	-	-	146
Stock compensation expense	-	-	5,639	-	-	-	-	5,639
Exercise of options	7,701	-	324	-	-	-	-	324
Redemption of options	-	-	-	-	-	-	-	-
Issuance of performance based restricted stock units	177,587	2	-	-	-	-	-	2
Redemption of performance based restricted stock units	(8,138)	-	(1,014)	-	-	-	-	(1,014)
Issuance of restricted stock units	70,707	-	-	-	-	-	-	-
Redemption of restricted stock units	(4,203)	-	(332)	-	-	-	-	(332)
Issuance of common stock in connection with equity offering, net of fees	672,884	7	33,076	26,466	-	-	-	59,549
Tax distribution	-	-	-	-	-	-	(2,500)	(2,500)
Dividends	-	-	-	-	-	(3,227)	-	(3,227)
Net income	-	-	-	-	-	15,265	8,978	24,243
Ending balance June 30, 2026	20,048,922	$225	$241,320	$(21,171)	$(1,975)	$211,699	$23,926	$454,024

Beginning balance January 1, 2025	17,729,481	$202	$126,662	$(83,144)	$(2,903)	$147,164	$2,399	$190,380

Unrealized gain on MSA investments, net of tax of $205	-	-	-	-	693	-	-	693
Foreign currency translation, net of tax of $0	-	-	-	-	42	-	(28)	14
Unrealized loss on derivative instruments, net of tax of $18	-	-	-	-	62	-	-	62
Unrealized gain on investments, net of tax of $30	-	-	-	-	96	-	-	96
Stock compensation expense	-	-	3,292	-	-	-	-	3,292
Exercise of options	155,965	1	4,920	-	-	-	-	4,921
Redemption of options	(572)	-	(33)	-	-	-	-	(33)
Issuance of performance based restricted stock units	104,532	1	(2)	-	-	-	-	(1)
Redemption of performance based restricted stock units	(34,196)	-	(2,625)	-	-	-	-	(2,625)
Issuance of restricted stock units	91,874	1	-	-	-	-	-	1
Redemption of restricted stock units	(26,222)	-	(1,969)	-	-	-	-	(1,969)
Dividends	-	-	-	-	-	(2,759)	-	(2,759)
Net income	-	-	-	-	-	28,875	3,876	32,751
Ending balance June 30, 2025	18,020,862	$205	$130,245	$(83,144)	$(2,010)	$173,280	$6,247	$224,823

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands, except where designated and per share data)

Note 1. Business and Basis of Presentation

Description of Business

Turning Point Brands, Inc., including its subsidiaries (collectively referred to herein as the “Company,” “we,” “our,” or “us”), is a leading manufacturer, marketer and distributor of branded consumer products. The Company sells a wide range of products to adult consumers consisting of staple products with its iconic brands Zig-Zag® and Stoker’s® and its next generation products to fulfill evolving consumer preferences. The Company's segments are led by its core proprietary and iconic brands: Zig-Zag® and Stoker’s®, FRE® and ALP®. The Company’s products are available in more than 220,000 retail outlets in North America. The Company operates two segments, Zig-Zag products and Stoker’s products.

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

Tariff Refunds

On March 4, 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under the International Emergency Economic Powers Act ("IEEPA") are due refunds and ordered U.S. Customs and Border Protection ("CBP") to begin the refund process. Consistent with ASC 450-30 Gain contingencies, the Company does not recognize a tariff refund until the gain is realized or realizable – generally upon receipt of funds. The Company paid IEEPA tariffs totaling $17.9 million. In June 2026, the Company received tariff refunds of $17.8 million from CBP related to those tariffs. The refund consisted of $5.5 million in costs that were capitalized and on the balance sheet with the remaining $12.3 million recorded as a reduction to cost of goods sold based on the nature of the underlying tariff charges.

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

Management of the Company has determined that Turning Point Brands Canada and ALP Supply Co, LLC (“ALP”) are VIEs for which the Company is required to consolidate and determined that the distribution business acquired by General Wireless Operations, Inc. ("GWO") (refer to Note 7, "Other Assets") is a VIE for which the Company is not required to consolidate. The Company has a 65% financial interest in the equity of Turning Point Brands Canada, provides additional subordinated financing and has a distribution agreement for the sale of the Company’s products that makes up a significant portion of Turning Point Brands Canada’s business activities. The Company has a 50% equity interest in ALP, provides additional financing, has a supply agreement to be the exclusive provider of product and is the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance, and the right to receive benefits and the obligation to absorb losses. RSH Holding Trust ("RSH Trust"), which was established by the Company and is managed by an independent trustee that votes our interest in GWO in accordance with GWO's board's recommendations, holds a 49% indirect interest in the distribution business through its interests in GWO and, the Company, through Turning Point Brands Canada, has a variable interest through a purchase option to acquire the equity interests of GWO's distribution business. However, the Company does not have the ability to direct the activities that impact the performance of the business. GWO is controlled by Standard General, L.P. Based on the foregoing, management believes in its judgement that the distribution business is a VIE for which the Company is not required to consolidate. See Note 7 "Other Assets" for further discussion of the acquisition of the distribution business by GWO and the terms of the option on its equity interests. Turning Point Brands Canada charged a fee to the distribution business in 2025. The agreement was terminated in the fourth quarter of 2025.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $10.0 million and $7.2 million for the three months ending June 30, 2026 and 2025, respectively and $18.2 million and $14.6 million for the six months ending June 30, 2026 and 2025, respectively.

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

Derivative Instruments

From time to time, the Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to 100% of its non-inventory purchases (e.g., production equipment) in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are reclassified from other comprehensive income into inventory as the related inventories are received and are transferred to net income as inventory is sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. The Company has begun to receive deposits back from participating states commencing with the deposits from 1999. At June 30, 2026 and December 31, 2025, the Company had on deposit approximately $32.0 million and $32.0 million, respectively, the fair values of which were approximately $29.7 million and $29.9 million, respectively. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, without a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of June 30, 2026				As of December 31, 2025
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,891	$-	$-	$1,891	$1,914	$-	$-	$1,914
U.S. Governmental agency obligations (unrealized position < 12 months)	-	-	-	-	298	6	-	304
U.S. Governmental agency obligations (unrealized position > 12 months)	30,074	18	(2,298)	27,794	29,780	84	(2,195)	27,669
	$31,965	$18	$(2,298)	$29,685	$31,992	$90	$(2,195)	$29,887

As of
Maturities:	June 30, 2026
Less than one year	$3,972
One to five years	16,453
Five to ten years	7,694
Greater than ten years	1,955
Total	$30,074

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales	June 30,	December 31,
Year	2026	2025
1999	123	$130
2000	997	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$31,965	$31,992

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

Long-Term Debt

The Company's 2032 Notes bear interest at a rate of 7.625% per year. As of June 30, 2026, the fair value approximated $308.2 million, with a carrying value of $300.0 million. As of  December 31, 2025, the fair value approximated $313.8 million, with a carrying value of $300.0 million.

See Note 9, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 4. Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2026	2025
Raw materials and work in process	$14,539	$9,715
Leaf tobacco	51,354	43,747
Finished goods - Zig-Zag products	37,201	33,276
Finished goods - Stoker’s products	26,282	18,361
Other	4,058	2,890
Inventories, net	$133,434	$107,989

The valuation allowance to write inventory down to its net realizable value at June 30, 2026 and  December 31, 2025 was $16.6 million and $16.7 million, respectively.

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

Note 5. Other Current Assets

Other current assets consist of:

	June 30,	December 31,
	2026	2025
Inventory deposits	$33,133	$28,721
Prepaid taxes	6,722	7,381
Insurance recovery receivable	15,181	15,181
Other	20,659	9,392
Total	$75,695	$60,675

Note 6. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	June 30,	December 31,
	2026	2025
Land	$22	$22
Buildings and improvements	3,851	3,839
Leasehold improvements	13,234	8,667
Machinery and equipment	41,928	41,475
Furniture and fixtures	5,651	5,460
Gross property, plant and equipment	64,686	59,463
Accumulated depreciation	(24,983)	(23,216)
Property, plant and equipment, net	$39,703	$36,247

Note 7. Other Assets

Other assets consist of:

	June 30,	December 31,
	2026	2025
Non-marketable equity investments	$14,940	$7,833
Debt security investments	4,954	5,633
Capitalized software	9,943	10,133
Captive investments - available-for-sale marketable securities	15,150	14,938
Option Agreements	24,685	25,963
Other	207	167
Total	$69,879	$64,667

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

In December 2018, the Company acquired a minority interest in General Wireless Operations, Inc. (“GWO”) from SG Gaming LLC for $0.4 million. GWO is majority owned and controlled by Standard General, LP. On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands ("SBB"), the subsidiary that owned and operated the Company’s former CDS reportable segment, to GWO in exchange for a 49% equity interest. The Company established RSH Trust, which is managed by an independent trustee that votes our interests in GWO in accordance with GWO's board's recommendation, to hold its interest in GWO, and GWO is controlled by Standard General, L.P. The trust also has a purchase option with a 15-year term to acquire the remaining 51% equity interest in GWO. The GWO purchase option includes an initial exercise price of $22.0 million, which may decrease over time based on certain tax sharing payments made by GWO to Standard General, LP. As a result of this transaction, the Company determined that it no longer has a controlling financial interest in SBB and, as a result, deconsolidated SBB on January 2, 2025, and accounts for its interest in GWO under the equity method of accounting. On January 2, 2025, the Company contributed net assets valued at $13.3 million to GWO as part of the transaction, inclusive of common shares with a fair value of $7.7 million and freestanding instruments for an amount of $5.5 million recognized through the caption "Option agreements". Fair value of the Company's interest in GWO was determined utilizing the market approach and the income approach in the form of the discount cash flow method. The results of GWO are recognized through the caption "(income) losses from equity method investments" in the consolidated statements of income. On August 8, 2025, SBB acquired a distribution business. In connection with this acquisition, Turning Point Brands Canada purchased an option from SBB to acquire the distribution business for fair market value less the option price. The option becomes exercisable in March 2027. The option price was approximately $20.0 million, of which $12.7 million has been paid and $7.3 million was included in accrued liabilities as of June 30, 2026.

In August 2025, the Company and Standard General, LP amended the GWO purchase option held by the Company, delaying the Company's ability to exercise the purchase option until August 2027.

Debt Security Investments

In  July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”), with an additional $1.0 million invested in  July 2022. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in  July of each year. As of June 30, 2026, total interest of $1.1 million has been rolled into the convertible note resulting in a total investment of $10.1 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching license model. The convertible note bears an interest rate of 3.0% per year and matures  July 31, 2027. Interest and principal not paid to date are receivable at maturity, and Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the six months ended June 30, 2026 and 2025. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of June 30, 2026. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in its Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the Old Pal investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. Based upon its quantitative fair value assessment, the Company determined the fair value of Old Pal to be $7.6 million at June 30, 2026. The Company has recorded an accrued interest receivable of $0.3 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively, in Other current assets on its Consolidated Balance Sheets.

Captive Investments - Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange, IC, incorporated in the District of Columbia, to write a portion of its insurance coverage, including with respect to general product, and officer and director liability coverages under deductible reinsurance policies. Interchange, IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange, IC is consolidated in the Company’s financial statements. Subsequent to June 30, 2025, Interchange IC received approval from the District of Columbia Department of Insurance, Securities and Banking to operate as a group captive. On July 14, 2025, a third-party investor subscribed for an interest in Interchange IC’s parent company for $11.0 million in proceeds, which contributed the investment to Interchange IC. Insurance reserves were $0.1 million as of June 30, 2026 and $0.4 million as of December 31, 2025. As of June 30, 2026, no policy has been underwritten for the benefit of the third-party investor. The group captive will write policies for both companies. The Company will continue to control and consolidate the entity.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, stocks, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table (excludes money market funds):

	As of June 30, 2026			As of December 31, 2025
		Gross	Estimated		Gross	Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Stocks	$3,278	$553	$3,831	$1,118	$447	$1,565
Exchange traded funds	5,465	127	5,592	5,338	(16)	5,322
Corporate bonds	446	(3)	443	2,837	33	2,870
Real estate investment trusts	394	-	394	377	(5)	372
Mutual Funds	4,909	(19)	4,890	4,809	-	4,809
Total	$14,492	$658	$15,150	$14,479	$459	$14,938

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
June 30, 2026
Due in one to five years	$443
Stocks, real estate investment trusts, mutual funds, and exchange traded funds	14,707
Total investments at fair value	$15,150

Note 8. Accrued Liabilities

Accrued liabilities consists of:

	June 30,	December 31,
	2026	2025
Accrued payroll and related items	$8,147	$13,788
Customer returns and allowances	8,656	5,942
Taxes payable	8,461	3,257
Lease liabilities	5,564	4,641
Accrued interest	6,958	6,734
Option agreement	7,273	7,448
Other	7,865	12,777
Total	$52,924	$54,587

Note 9. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	June 30,	December 31,
	2026	2025
2032 Notes	$300,000	$300,000
Less deferred financing costs	(5,855)	(6,375)
Notes payable and long-term debt	$294,145	$293,625

The components of interest expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense	$7,799	$6,586	$14,954	$12,266
Interest income	(3,548)	(1,446)	(6,280)	(2,712)
Interest expense, net	$4,251	$5,140	$8,674	$9,554

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

The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by certain existing and future wholly-owned domestic subsidiaries of the Company (collectively, the “Guarantors” as defined in the indenture governing the 2032 Notes or the “2032 Notes Indenture”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the existing and future assets of the Company and the Guarantors that do not secure the 2023 ABL Facility (as defined below), subject to certain exceptions. The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default. The Company was in compliance with all covenants under the 2032 Notes as of June 30, 2026.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available borrowing capacity of  $70.7 million based on the borrowing base as of June 30, 2026.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Note 10. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2026 was 26.3% and 3.5%, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2025 was 20.0% and 16.1%, respectively. The effective tax rate for the three months ended June 30, 2026 includes permanent tax differences related to the Company's restricted stock units that were issued in the first six months of 2026 and stock options that were exercised during the six months ended June 30, 2026.

During the first quarter of 2026, the Company concluded that it was more‑likely‑than‑not that TPBI’s separate company state net operating losses and other deferred tax assets, excluding the State §163(j) interest limitation carryforward, would be realizable. As a result, the Company released $2.4 million of the related valuation allowance as a discrete item in the quarter.

Note 11. Share Incentive Plans

On  March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards  may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on  March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of June 30, 2026, net of forfeitures, there were 515,431 Restricted Stock Units (“RSUs”), 122,570 options and 167,057 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 584,994 shares available for future grant under the 2021 Plan as of June 30, 2026.

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

Stock option activity for the 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2024	535,790	$30.69	$9.51

Exercised	(245,855)	30.76	9.54
Forfeited	(2,643)	36.11	10.88
Outstanding, December 31, 2025	287,292	$30.58	$9.47

Exercised	(7,701)	42.09	13.50
Outstanding, June 30, 2026	279,591	$30.26	$9.36

Under the 2015 and 2021 Plans, the total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025, was $0.5 million, and $6.4 million, respectively.

At June 30, 2026, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2018	2019	2020	2021
Number of options granted	93,819	98,100	155,780	155,000	100,000
Options outstanding at June 30, 2026	19,569	31,370	44,940	27,513	38,800
Number exercisable at June 30, 2026	19,569	31,370	44,940	27,513	38,800
Exercise price	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	0.88	1.69	2.72	3.72	4.64
Risk free interest rate	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	March 14,	April 29,	May 12,	March 11,
	2022	2022	2023	2024
Number of options granted	100,000	14,827	77,519	54,289
Options outstanding at June 30, 2026	12,318	3,273	47,519	54,289
Number exercisable at June 30, 2026	12,318	3,273	47,519	54,289
Exercise price	$30.46	$31.39	$20.71	$27.19
Remaining lives	5.71	5.83	6.87	7.70
Risk free interest rate	2.10%	2.92%	3.41%	4.06%
Expected volatility	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	5.186	5.186
Dividend yield	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$10.23	$11.07	$6.45	$9.21

The Company records compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. In 2026 and 2025, the Company has recorded no compensation expense related to the options, which are fully expensed.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of June 30, 2026, there are 176,501 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of June 30, 2026.

	March 14,	March 1,	April 1,	March 3,	March 3,
	2022	2024	2024	2025	2026
Number of PRSUs granted	49,996	111,321	8,242	41,137	76,550
PRSUs outstanding at June 30, 2026	9,116	55,348	4,946	31,765	75,326
Fair value as of grant date	$30.46	$26.52	$29.12	$70.34	$107.57
Remaining lives	0.50	0.50	0.50	1.50	2.68

The Company records compensation expense related to the PRSUs based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $1.1 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded compensation expense related to the PRSUs of approximately $2.0 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. Total unrecognized compensation expense related to these awards at June 30, 2026, is $1.4 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 129,032 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of June 30, 2026.

	March 14,	April 29,	March 1,	April 1,	March 3,	July 14,	March 3,	May 11,
	2022	2022	2024	2024	2025	2025	2026	2026
Number of RSUs granted	50,004	4,522	105,257	5,495	36,843	1,341	63,797	10,360
RSUs outstanding at June 30, 2026	7,973	632	22,683	1,814	22,110	886	62,574	10,360
Fair value as of grant date	$30.46	$31.39	$26.52	$29.12	$70.34	$74.61	$107.57	$92.71
Remaining lives	0.50	0.50	0.75	0.75	1.75	2.19	2.75	0.92

The Company records compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately$1.6 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded compensation expense related to the RSUs of approximately $3.6 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively.  Total unrecognized compensation expense related to RSUs at June 30,2026, is $6.9 million, which will be expensed over 2.41 years.

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

Note 13. Income Per Share

The Company calculates earnings per share using the treasury stock method for its options and non-vested restricted stock units.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended June 30,
	2026			2025
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$3,598		$0.18	$14,480		$0.81

Denominator
Weighted average		19,890,588			17,920,567

Diluted EPS:
Numerator
Diluted net income attributable to Turning Point Brands, Inc.	$3,598		$0.18	$14,480		$0.79

Denominator
Basic weighted average		19,890,588			17,920,567
Stock options and restricted stock units		270,207			401,346
		20,160,795			18,321,913

	Six Months Ended June 30,
	2026			2025
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$15,265		$0.78	$28,875		$1.62

Denominator
Weighted average		19,554,356			17,854,667

Diluted EPS:
Numerator
Diluted net income attributable to Turning Point Brands, Inc.	$15,265		$0.77	$28,875		$1.58

Denominator
Basic weighted average		19,554,356			17,854,667
Stock options and restricted stock units		306,259			396,126
		19,860,615			18,250,793

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

The Company’s CODM is its President and Chief Executive Officer who uses segment operating income as the measure of earnings to evaluate the performance of each segment and to make decisions about allocating resources, including employees, property, plant and equipment, as well as financial and capital resources. On a quarterly basis, the CODM reviews segment operating income budget-to-actual variances to assess segment performance and make resource allocation decisions. For both reportable segments, cost of sales is the significant segment expense that is regularly provided to the CODM.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the two reportable segments in the ordinary course of operations.

The tables below present financial information about reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales
Zig-Zag products	$35,381	$47,018	$72,050	$94,283
Stoker’s products	107,579	69,616	195,188	128,787
Total	$142,960	$116,634	$267,238	$223,070

Cost of Sales
Zig-Zag products (1)	$12,758	$23,919	$28,482	$45,618
Stoker’s products (2)	36,498	26,092	76,757	51,219
Total	$49,256	$50,011	$105,239	$96,837

Gross profit
Zig-Zag products	$22,623	$23,099	$43,568	$48,665
Stoker’s products	71,081	43,524	118,431	77,568
Total	$93,704	$66,623	$161,999	$126,233

Other segment items (3)
Zig-Zag products	$13,872	$8,358	$23,586	$16,993
Stoker’s products	41,152	13,445	68,731	23,356
Total	$55,024	$21,803	$92,317	$40,349

Operating income (loss)
Zig-Zag products	$8,751	$14,741	$19,982	$31,672
Stoker’s products	29,929	30,079	49,700	54,212
Total segment operating income	$38,680	$44,820	$69,682	$85,884
Corporate unallocated (4)(5)	(21,967)	(18,493)	(40,485)	(36,368)
Total	$16,713	$26,327	$29,197	$49,516

Other expense, net	63	-	126
Interest expense, net	4,251	5,140	8,674	9,554
Investment loss (gain)	1,089	(78)	938	(519)
(Income) loss from equity method investment	(2,674)	61	(5,657)	211
Loss on extinguishment of debt	-	-	-	1,235

Income from continuing operations before income taxes	$13,984	$21,204	$25,116	$39,035

Capital expenditures
Zig-Zag products	$-	$3	$-	$20
Stoker’s products	88	3,988	5,227	6,156
Total	$88	$3,991	$5,227	$6,176

Depreciation and amortization
Zig-Zag products	$276	$232	$563	$555
Stoker’s products	2,092	1,658	3,872	2,950
Total	$2,368	$1,890	$4,435	$3,505

(1)	Cost of sales reduced by tariff refund of $2.4 million for the three months and six months ended June 30, 2026.
(2)	Cost of sales reduced by tariff refund of $9.9 million for the three months and six months ended June 30, 2026.
(3)	Includes primarily selling and marketing costs.
(4)	Includes corporate costs that are not allocated to any of the two reportable segments.
(5)

Includes costs related to FDA premarket tobacco product application (“PMTA”) of $3.2 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.

	June 30,	December 31,
	2026	2025
Assets
Zig-Zag products	$246,400	$256,762
Stoker’s products	318,510	268,305
Corporate unallocated (1)	290,286	238,683
Total	$855,196	$763,750

(1)	Includes assets not assigned to the two reportable segments. All goodwill has been allocated to the reportable segments.

Net Sales: Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Domestic	$136,701	$108,186	$252,854	$208,674
Foreign	6,259	8,448	14,384	14,396
Total	$142,960	$116,634	$267,238	$223,070

Note 15. Dividends and Shares Repurchases

A dividend of $0.08 per common share was paid on July 10, 2026, to shareholders of record at the close of business on June 19, 2026.

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

On  February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On  October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on  February 24, 2022. On  November 6, 2024, the Company's Board of Directors increased the share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. For the six months ended June 30, 2026, there were no repurchases under the share repurchase program.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. The Company filed an amendment to the prospectus supplement on November 2, 2025 to increase the aggregate dollar amount of shares of common stock that it may sell under the ATM Program by an additional $200.0 million. During the quarter ended June 30, 2026, the Company sold 672,884 shares of our Common Stock under the ATM Program at an average selling price of $90.30 per share for gross proceeds of $60.8 million, less underwriter's commission and expenses of approximately $1.2 million, for net proceeds of $59.6 million. The shares were issued from repurchased common stock on a first in first out basis. The Company recorded the gain, corresponding to the difference in between the reacquisition cost of treasury stock and the value of treasury stock reissued, into APIC within the Consolidated Statements of Changes in Stockholders' Equity. As of June 30, 2026, there was $139.2 million of capacity remaining under the ATM Program.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2025, and as compared with the three and six months ended June 30, 2025. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”).

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

Recent Developments

On February 20, 2026, the U.S. Supreme Court issued a ruling regarding tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States, concluding that such tariffs were unauthorized. The Company paid approximately $17.9 million in IEEPA tariffs.

The ruling did not address the availability, timing, or amount of any potential refunds. Subsequently, the U.S. Court of International Trade ("CIT") ordered U.S. Customs and Border Protection ("CBP") to refund the collected IEEPA tariffs. On April 20, 2026, CBP launched the Consolidated Administration and Processing of Entries ("CAPE") system to facilitate IEEPA tariff refunds. In June 2026, the Company received approximately $17.8 million of tariff refunds from CBP related to previously paid IEEPA tariffs. The refund consisted of $5.5 million in costs that were capitalized and on the balance sheet with the remaining $12.3 million recognized as a reduction of cost of goods sold.

The Company continues to monitor developments related to the ruling, including any ongoing legal, regulatory, or administrative actions. In addition, following the U.S. Supreme Court's decision, the U.S. administration announced additional tariffs under Section 122 of the Trade Act of 1974 and could implement additional tariffs in the future. Changes in U.S. and foreign trade, import, and export policies could have a material impact on the Company's financial position, results of operations, and cash flows.

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

Key Factors Affecting Our Results of Operations

We consider the following to be the key factors affecting our results of operations:

●	Our ability to further penetrate markets with our existing products;
●	Our ability to introduce new products and product lines that complement our core business;
●	Decreasing interest in some tobacco products among consumers;
●	Competition;
●	Price sensitivity in our end-markets;
●	Marketing and promotional initiatives, which cause variability in our results;
●	Cost related to increasing regulation of promotional and advertising activities;
●	General economic conditions, including consumer access to disposable income and other conditions affecting purchasing power such as inflation and the interest rate environment;
●	Labor and production costs;
●	Cost of complying with regulation, including the “deeming regulation”, as well as the unpredictable nature of the regulatory regimes;
●	Changes to U.S. trade policies, including tariff policies, as well as the unpredictable nature and legality of tariff schemes;
●	Counterfeit and other illegal products in our end-markets;
●	Currency fluctuations;
●	Our ability to identify attractive acquisition opportunities; and
●	Our ability to successfully integrate acquisitions.

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

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

(in thousands)	Three Months Ended June 30,
	2026	2025	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$35,381	$47,018	-24.8%
Stoker’s products	107,579	69,616	54.5%
Total net sales	142,960	116,634	22.6%
Cost of sales	49,256	50,011	-1.5%
Gross profit
Zig-Zag products	22,623	23,099	-2.1%
Stoker’s products	71,081	43,524	63.3%
Total gross profit	93,704	66,623	40.6%

Selling, general, and administrative expenses	76,991	40,296	91.1%

Operating income
Zig-Zag products	8,751	14,741	-40.6%
Stoker’s products	29,929	30,079	-0.5%
Total segment operating income	38,680	44,820	-13.7%
Corporate unallocated	(21,967)	(18,493)	18.8%
Total operating income	16,713	26,327	-36.5%
Other expense, net	63	-	NM
Interest expense, net	4,251	5,140	-17.3%
Investment loss (gain)	1,089	(78)	-1496.2%
(Income) loss from equity method investment	(2,674)	61	NM
Income from continuing operations before income taxes	13,984	21,204	-34.1%
Income tax (benefit) expense	3,683	4,244	-13.2%
Consolidated net income from continuing operations	10,301	16,960	-39.3%
Net income attributable to non-controlling interest	6,703	2,480	170.3%
Net income from continuing operations attributable to Turning Point Brands, Inc.	$3,598	$14,480	-75.2%

Comparison of the Three Months Ended June 30, 2026, to the Three Months Ended June 30, 2025

Net Sales: For the three months ended June 30, 2026, consolidated net sales increased $26.3 million, or 22.6% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the three months ended June 30, 2026, net sales in the Zig-Zag products segment decreased $11.6 million, or 24.8% compared to the prior year period. The decrease in net sales was driven primarily by declines of $4.7 million in U.S. papers and wraps, $6.2 million in the Clipper lighter business, and $1.0 million in our Canadian products. We were able to sell the majority of the Clipper inventory in the prior year and do not expect meaningful additional revenue from Clipper in future periods.

For the three months ended June 30, 2026, net sales in the Stoker’s products segment increased $38.0 million, or 54.5% compared to the prior year period. The increase in net sales was primarily driven by $38.4 million of growth in modern oral products.

Gross Profit: For the three months ended June 30, 2026, consolidated gross profit increased $27.1 million, or 40.6% compared to the prior year period. Gross profit as a percentage of net sales increased to 65.5% for the three months ended June 30, 2026, compared to 57.1% for the three months ended June 30, 2025. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment, margin contribution from modern oral products, and $12.3 million reduction in cost of sales as a result of tariff refunds.

For the three months ended June 30, 2026, gross profit in the Zig-Zag products segment decreased $0.5 million, or 2.1% compared to the prior year period. Gross profit as a percentage of net sales increased to 63.9% of net sales for the three months ended June 30, 2026, from 49.1% of net sales for the three months ended June 30, 2025, driven primarily by product mix and by $2.4 million reduction in cost of sales as a result of tariff refunds.

For the three months ended June 30, 2026, gross profit in the Stoker’s products segment increased $27.6 million, or 63.3% compared to the prior year period. Gross profit as a percentage of net sales increased to 66.1% of net sales for the three months ended June 30, 2026, from 62.5% of net sales for the three months ended June 30, 2025, primarily driven by margin contribution from modern oral products and $9.9 million reduction in cost of sales as a result of tariff refunds.

Selling, General, and Administrative Expenses: For the three months ended June 30, 2026, selling, general, and administrative expenses increased $36.7 million, or 91.1% compared to the prior year period, primarily due to increased shipping and selling costs related to the increase in modern oral sales, increased salaries and benefits resulting from additional sales headcount, and higher sales and advertising expenses to support the modern oral growth in the quarter compared to the prior year period. Selling, general and administrative expenses in the three months ended June 30, 2026, included $3.2 million of expense related to PMTA, $2.7 million of stock options, restricted stock and incentives expense, $0.7 million of legal expenses incurred in connection with litigation related to an insurance claim, and $0.1 million of expense related to corporate restructuring. Selling, general and administrative expenses in the three months ended June 30, 2025, included $1.6 million of stock options, restricted stock and incentives expense, $1.7 million of expense related to PMTA, $0.8 million of elevated non-recurring outbound freight costs due to ERP transition, $0.5 million of legal expenses incurred in connection with litigation related to an insurance claim, and $0.6 million of transaction costs.

Operating Income: For the three months ended June 30, 2026, consolidated operating income decreased $9.6 million, or 36.5% compared to the prior year period. Operating income as a percentage of net sales decreased to 11.7% of net sales for the three months ended June 30, 2026 from 22.6% of net sales for the three months ended June 30, 2025, primarily driven by increased selling, general and administrative costs, partially offset by $12.3 million reduction in cost of sales as a result of tariff refunds.

For the three months ended June 30, 2026, operating income in the Zig-Zag products segment decreased $6.0 million, or 40.6% compared to the prior year period. Operating income as a percentage of net sales decreased to 24.7% of net sales for the three months ended June 30, 2026 from 31.4% of net sales for the three months ended June 30, 2025, primarily driven by an increase in sales and marketing costs, partially offset by $2.4 million reduction in cost of sales as a result of tariff refunds.

For the three months ended June 30, 2026, operating income in the Stoker’s products segment decreased $0.2 million, or 0.5% compared to the prior year period. Operating income as a percentage of net sales decreased to 27.8% of net sales for the three months ended June 30, 2026 from 43.2% of net sales for the three months ended June 30, 2025, primarily driven by higher sales and marketing costs offset by margin contribution of modern oral products and $9.9 million reduction in cost of sales as a result of tariff refunds.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the three months ended June 30, 2026, unallocated costs were $22.0 million compared to $18.5 million in the prior year period, an increase of $3.5 million or 18.8%, primarily driven by joint venture related corporate expenses.

Other Expense, net: For the three months ended June 30, 2026, other expense increased $0.1 million compared to the prior year period due to an honorarium gift in the current year period that was not made in the prior year period.

Interest Expense, net: For the three months ended June 30, 2026, interest expense, net decreased $0.9 million or 17.3% due to an increase in interest income as a result of interest of $0.6 million received on the tariff refund.

Investment Loss (Gain): For the three months ended June 30, 2026, investment loss was $1.1 million, compared to $0.1 million investment gain in the prior-year period, primarily driven by higher realized loss from a non-cash valuation adjustment during the period.

Income From Equity Method Investments: For the three months ended June 30, 2026, income from investments in equity securities increased $2.7 million compared to the prior year period as a result of GWO.

Income Tax Expense: Our income tax expense of $3.7 million was 26.3% of income before income taxes for the three months ended June 30, 2026. Our effective income tax rate was 20.0% for the three months ended June 30, 2025. The change in tax rate is primarily attributable to the release of a valuation allowance on deferred tax assets in the current year period.

Net Income Attributable to Non-Controlling Interest: Net income attributable to non-controlling interest was $6.7 million and $2.5 million, respectively, for the three months ended June 30, 2026 and 2025. The increase in non-controlling interest compared to the prior year period is primarily due to higher sales volumes and improved net income of our joint venture.

Net Income Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended June 30, 2026 and 2025, was $3.6 million and $14.5 million, respectively.

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

	Six Months Ended June 30,
	2026	2025	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$72,050	$94,283	-23.6%
Stoker’s products	195,188	128,787	51.6%
Total net sales	267,238	223,070	19.8%
Cost of sales	105,239	96,837	8.7%
Gross profit
Zig-Zag products	43,568	48,665	-10.5%
Stoker’s products	118,431	77,568	52.7%
Total gross profit	161,999	126,233	28.3%

Selling, general, and administrative expenses	132,802	76,717	73.1%

Operating income
Zig-Zag products	19,982	31,672	-36.9%
Stoker’s products	49,700	54,212	-8.3%
Total segment operating income	69,682	85,884	-18.9%
Corporate unallocated	(40,485)	(36,368)	11.3%
Total operating income	29,197	49,516	-41.0%
Other (income) expense, net	126	-	NM
Interest expense, net	8,674	9,554	-9.2%
Investment loss (gain)	938	(519)	-280.7%
(Income) loss from equity method investment	(5,657)	211	NM
Loss on extinguishment of debt	-	1,235	NM
Income from continuing operations before income taxes	25,116	39,035	-35.7%
Income tax expense	873	6,284	-86.1%
Consolidated net income from continuing operations	24,243	32,751	-26.0%
Net income attributable to non-controlling interest	8,978	3,876	131.6%
Net income from continuing operations attributable to Turning Point Brands, Inc.	$15,265	$28,875	-47.1%

Comparison of the Six Months Ended June 30, 2026, to the Six Months Ended June 30, 2025

Net Sales: For the six months ended June 30, 2026, consolidated net sales increased $44.2 million, or 19.8% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the six months ended June 30, 2026, net sales in the Zig-Zag products segment decreased $22.2 million, or 23.6% compared to the prior year period. The decrease in net sales was driven primarily by declines of $12.0 million in U.S. papers and wraps, $8.0 million in the Clipper lighter business, and $2.0 million in our Canadian products. We were able to sell the majority of the Clipper inventory in the prior year and do not expect meaningful additional revenue from Clipper in future periods.

For the six months ended June 30, 2026, net sales in the Stoker’s products segment increased $66.4million, or 51.6% compared to the prior year period. The increase in net sales was primarily driven by growth in modern oral products.

Gross Profit: For the six months ended June 30, 2026, consolidated gross profit increased $35.8 million, or 28.3% compared to the prior year period. Gross profit as a percentage of net sales increased to 60.6% for the six months ended June 30, 2026, compared to 56.6% for the six months ended June 30, 2025. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment, margin contribution from modern oral products and $12.3 million reduction in cost of sales as a result of tariff refunds.

For the six months ended June 30, 2026, gross profit in the Zig-Zag products segment decreased $5.1 million, or 10.5% compared to the prior year period. Gross profit as a percentage of net sales increased to 60.5% of net sales for the six months ended June 30, 2026, from 51.6%of net sales for the six months ended June 30, 2025, driven primarily by product mix, and $2.4 million reduction in cost of sales as a result of tariff refunds.

For the six months ended June 30, 2026, gross profit in the Stoker’s products segment increased $40.9 million, or 52.7% compared to the prior year period. Gross profit as a percentage of net sales increased to 60.7% of net sales for the six months ended June 30, 2026, from 60.2% of net sales for the six months ended June 30, 2025, primarily driven by net sales growth, margin contribution from modern oral products and $9.9 million reduction in cost of sales as a result of tariff refunds.

Selling, General, and Administrative Expenses: For the six months ended June 30, 2026, selling, general, and administrative expenses increased $56.1 million, or 73.1% compared to the prior year period primarily due to increased shipping and selling costs related to the increase in modern oral sales, increased salaries and benefits resulting from additional sales headcount, and higher sales and advertising expenses in the current year period compared to the prior year period. Selling, general and administrative expenses in the six months ended June 30, 2026, included $3.5 million of expense related to PMTA, $5.6 million of stock options, restricted stock and incentives expense, $0.8 million of legal expenses incurred in connection with litigation related to an insurance claim, and $0.2 million of expense related to corporate restructuring. Selling, general and administrative expenses in the six months ended June 30, 2025, included $3.2 million of expense related to PMTA, $3.3 million of stock options, restricted stock and incentives expense, $0.7 million of transaction costs, and $0.2 million of expense related to the implementation of the new ERP and CRM systems.

Operating Income: For the six months ended June 30, 2026, consolidated operating income decreased $20.3 million, or 41.0% compared to the prior year period. Operating income as a percentage of net sales decreased to 10.9% of net sales for the six months ended June 30, 2026 from 22.2% of net sales for the six months ended June 30, 2025, primarily driven by increased selling, general and administrative costs, partially offset by $12.3 million reduction in cost of sales as a result of tariff refunds.

For the six months ended June 30, 2026, operating income in the Zig-Zag products segment decreased $11.7 million, or 36.9% compared to the prior year period. Operating income as a percentage of net sales decreased to 27.7% of net sales for the six months ended June 30, 2026 from 33.6% of net sales for the six months ended June 30, 2025, primarily driven by an increase in sales and marketing costs offset by improved margins on product mix and $2.4 million reduction in cost of sales as a result of tariff refunds.

For the six months ended June 30, 2026, operating income in the Stoker’s products segment decreased $4.5 million, or 8.3% compared to the prior year period. Operating income as a percentage of net sales decreased to 25.5% of net sales for the six months ended June 30, 2026 from 42.1% of net sales for the six months ended June 30, 2025, primarily driven by higher sales and marketing costs, margin contribution of modern oral products offset by $9.9 million reduction in cost of sales as a result of tariff refunds.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the six months ended June 30, 2026, unallocated costs were $40.5 million compared to $36.4 million in the prior year period, an increase of $4.1 million or 11.3%, primarily driven by joint venture related corporate expenses.

Other Expense, net: For the six months ended June 30, 2026, other expense increased $0.1 million compared to the prior year period due to an honorarium gift in the current year period that was not made in the prior year period.

Interest Expense, net: For the six months ended June 30, 2026, interest expense, net decreased $0.9 million or 9.2% due to an increase in interest income as a result of interest of $0.6 million received on the tariff refund.

Investment Loss (Gain): For the six months ended June 30, 2026, investment loss was $0.9 million compared to investment income of $0.5 million in the prior-year period, primarily due to higher realized loss from a non-cash valuation adjustment during the period.

Income From Equity Method Investments: For the six months ended June 30, 2026, income from investments in equity securities increased $5.9 million compared to the prior year period as a result of GWO.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the six months ended June 30, 2026. Loss on extinguishment of debt for the six months ended June 30, 2025 was $1.2 million as a result of the redemption of the 2026 Notes in February 2025.

Income Tax (Benefit) Expense: Our income tax expense of $0.9 million was 3.5% of income before income taxes for the six months ended June 30, 2026. Our effective income tax rate was 16.1% for the six months ended June 30, 2025. The change in tax rate is primarily attributable to the release of a valuation allowance on deferred tax assets in the current year period.

Net Income Attributable to Non-Controlling Interest: Net income attributable to non-controlling interest was $9.0 million and $3.9 million, respectively, for the six months ended June 30, 2026 and 2025. The increase in non-controlling interest compared to the prior year period is primarily due to higher sales volumes and improved net income of our joint venture as well as tariff refunds related to products sold through our joint venture company.

Net Income Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the six months ended June 30, 2026 and 2025, was $15.3 million and $28.9 million, respectively.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to Turning Point Brands, Inc.	$3,598	$14,480	$15,265	$28,875
Add:
Interest expense, net	4,388	5,140	8,957	9,541
Loss on extinguishment of debt	-	-	-	1,235
Income tax expense	3,974	4,244	1,482	6,284
Depreciation expense	939	842	1,733	1,670
Amortization expense	1,429	1,048	2,714	1,870
EBITDA	$14,328	$25,754	$30,151	$49,475
Components of Adjusted EBITDA
Corporate restructuring (a)	133	-	231	-
Stock based compensation (b)	2,701	1,628	5,639	3,292
Transactional expenses and strategic initiatives (c)	94	569	239	746
Non-recurring legal (d)	667	504	820	504
FDA PMTA (e)	3,170	1,651	3,460	3,242
Mark-to-market loss (gain) on Canadian inter-company note (f)	598	(665)	481	(350)
Tariff adjustment (g)	(8,475)	-	(2,572)	-
Manufacturing start-up costs (h)	657	-	1,251	-
Honorarium (i)	63	-	126	-
Non-cash asset impairment (j)	1,307	908	1,307	908
Gain on investment (k)	-	(714)	-	(714)
Non-recurring freight (l)	-	837	-	837
ERP/CRM (m)	-	-	-	211
Adjusted EBITDA	$15,243	$30,472	$41,133	$58,151

(a)	Represents costs associated with corporate restructuring, including severance and early retirement.
(b)	Represents non-cash stock options, restricted stock, PRSUs, etc.
(c)	Represents the fees incurred for transaction expenses.
(d)	Represents legal expenses incurred in connection with litigation related to an insurance claim.
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

(f)	Represents a mark-to-market gain attributable to foreign exchange fluctuation.
(g)	Represents adjustment to current period costs of goods sold to exclude tariffs subject to refund or refunded.
(h)	Represents non-recurring expenses incurred during the start-up of manufacturing lines.
(i)	Represents an honorarium gift included in other expense, net.
(j)	Represents impairment of investment assets.
(k)	Represents gain on investments.
(l)	Represents elevated non-recurring outbound freight costs due to ERP transition.
(m)	Represents costs associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.

Liquidity and Capital Resources

As of June 30, 2026, we have $268.3 million of cash on hand and $70.7 million of availability under the 2023 ABL Facility. We have no borrowings outstanding under our 2023 ABL Facility as of June 30, 2026. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our adjusted working capital, which we define as current assets less cash and current liabilities, increased $24.2 million compared to the prior year end. The increase in working capital is primarily the result of a $25.4 million increase in inventory and a $15.0 million increase in other current assets, partially offset by a decrease of $3.0 million in accounts receivable, an increase of $14.9 million in accounts payable and a $1.7 million decrease in accrued liabilities. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

	June 30,	December 31,
(in thousands)	2026	2025

Current assets	$231,827	$194,390
Current liabilities	88,216	75,007
Adjusted working capital	$143,611	$119,383

Cash Flows from Continuing Operations

Our cash flows from continuing operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	Six Months Ended
	June 30,
Cash provided by (used in):	2026	2025
Operating activities	$4,068	$29,230
Investing activities	$(11,595)	$(8,626)
Financing activities	$52,759	$40,312

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash provided by operating activities was $4.1 million, a decrease of $25.2 million compared to the prior year period. The decrease is primarily due to  $14.0 million in working capital, decrease in net income, net of non-cash items of $15.2 million, and partially offset by,  $4.0 million in other assets. The primary drivers of non-cash items were a $3.1 million increase in deferred tax benefit, a $5.9 million increase in income from equity method investment, $1.2 million increase in gain on investments, $2.3 million increase in stock compensation expense and a $1.2 million decrease in loss on extinguishment of debt compared to the prior year period. The decrease in cash from working capital compared to the prior year period was primarily driven by the timing of payments.

Cash Flows used Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $11.6 million, an increase of $3.0 million due to payment on an option agreement of $4.9 million partially offset by a reduction in capital expenditures and payments for equity investments.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $52.8 million, an increase of $12.4 million compared to the prior year period, primarily due to an increase of equity offering proceeds of $59.6 million, offset by to a net decrease in cash of $42.7 million related to the February 2025 issuance of the 2032 Notes, $2.5 million decrease for tax distributions, and $1.3 million related to stock compensation activity.

Dividends, Share Issuances, and Shares Repurchases

A dividend of $0.08 per common share was paid on July 10, 2026, to shareholders of record at the close of business on June 19, 2026.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The program is subject to the ongoing discretion of the Board of Directors. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by $24.6 million on February 24, 2022. On November 6, 2024, the Company's Board of Directors increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. For the six months ended June 30, 2026, there were no repurchases under the share repurchase program. As of June 30, 2026, there was $200.0 million in remaining repurchase authority under the plan.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. During the quarter ended June 30, 2026, the Company sold 672,884 shares of our Common Stock under the ATM Program at an average selling price of $90.30 per share for gross proceeds of $60.8 million, less underwriter's commission and expenses of approximately $1.2 million, for net proceeds of $59.6 million. The shares were issued from repurchased common stock on a first in first out basis. The Company recorded the gain, corresponding to the difference in between the reacquisition cost of treasury stock and the value of treasury stock reissued, into APIC within the Consolidated Statements of Changes in Stockholders' Equity. As of June 30, 2026, there was $139.2 million of capacity remaining under the ATM Program.

Long-Term Debt

Notes payable and long-term debt consisted of the following at June 30, 2026 and December 31, 2025, in order of preference:

	June 30,	December 31,
	2026	2025
2032 Notes	$300,000	$300,000
Less deferred financing costs	(5,855)	(6,375)
Notes payable and long-term debt	$294,145	$293,625

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

The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default. The Company was in compliance with all covenants under the 2032 Notes as of June 30, 2026.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available borrowing base of $70.7 million based on the borrowing base as of June 30, 2026.

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

Income Statements for the three and six months ended June 30, 2026 and 2025 (unaudited):

	Three Months Ended June 30,
	2026			2025
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$90,185	$52,775	$142,960	$99,905	$16,729	$116,634
Cost of sales	27,444	21,812	49,256	43,468	6,543	50,011
Gross profit	62,741	30,963	93,704	56,437	10,186	66,623
Selling, general, and administrative expenses	53,565	23,426	76,991	35,236	5,060	40,296
Other operating income	-	-	-	-	-	-
Operating income	9,176	7,537	16,713	21,201	5,126	26,327
Other expense, net	-	63	63	-	-	-
Interest expense (income), net	4,636	(385)	4,251	5,493	(353)	5,140
Investment (gain) loss	1,155	(66)	1,089	(105)	27	(78)
(Income) loss from equity method investment	(2,627)	(47)	(2,674)	-	61	61
Income before income taxes	6,012	7,972	13,984	15,813	5,391	21,204
Income tax (benefit) expense	1,586	2,097	3,683	3,165	1,079	4,244
Consolidated net income	4,426	5,875	10,301	12,648	4,312	16,960
Net income (loss) attributable to non-controlling interest	2,989	3,714	6,703	64	2,416	2,480
Net income attributable to Turning Point Brands, Inc.	$1,437	$2,161	$3,598	$12,584	$1,896	$14,480

	Six Months Ended June 30,
	2026			2025
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$178,216	$89,022	$267,238	$192,231	$30,839	$223,070
Cost of sales	68,788	36,451	105,239	84,309	12,528	96,837
Gross profit (loss)	109,428	52,571	161,999	107,922	18,311	126,233
Selling, general, and administrative expenses	92,627	40,175	132,802	67,270	9,447	76,717
Operating income	16,801	12,396	29,197	40,652	8,864	49,516
Other (income) expense, net	-	126	126	-	-	-
Interest expense (income), net	9,483	(809)	8,674	10,096	(542)	9,554
Investment (gain) loss	881	57	938	(345)	(174)	(519)
(Income) loss from equity method investment	(5,478)	(179)	(5,657)	-	211	211
Loss on extinguishment of debt	-	-	-	1,235	-	1,235
Income before income taxes	11,915	13,201	25,116	29,666	9,369	39,035
Income tax expense	411	462	873	4,776	1,508	6,284
Consolidated net income	11,504	12,739	24,243	24,890	7,861	32,751
Net (loss) income attributable to non-controlling interest	2,917	6,061	8,978	(257)	4,133	3,876
Net income attributable to Turning Point Brands, Inc.	$8,587	$6,678	$15,265	$25,147	$3,728	$28,875

Balance Sheet as of June 30, 2026 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$222,727	$45,580	$-	$268,307
Accounts receivable, net	17,312	5,386	-	22,698
Inventories	123,591	9,843	-	133,434
Other current assets	67,989	7,706	-	75,695
Total current assets	431,619	68,515	-	500,134
Property, plant, and equipment, net	39,455	248	-	39,703
Right of use assets	15,689	-	-	15,689
Deferred financing costs, net	858	-	-	858
Goodwill	135,830	-	-	135,830
Other intangible assets, net	63,419	-	-	63,419
Master Settlement Agreement (MSA) escrow deposits	29,684	-	-	29,684
Other assets	53,631	16,248	-	69,879
Investment in unrestricted subsidiaries	-	14,630	(14,630)	-
Total assets	$770,185	$99,641	$(14,630)	$855,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,652	$11,640	$-	$35,292
Accrued liabilities	9,577	43,347	-	52,924
Total current liabilities	33,229	54,987	-	88,216
Deferred tax liabilities, net	7,851	-	-	7,851
Notes payable and long-term debt	294,145	-	-	294,145
Other long-term liabilities	-	-	-	-
Lease liabilities	10,960	-	-	10,960
Total liabilities	346,185	54,987	-	401,172

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	419,952	24,776	(14,630)	430,098
Non-controlling interest	4,048	19,878	-	23,926
Total stockholders’ equity	424,000	44,654	(14,630)	454,024
Total liabilities and stockholders’ equity	$770,185	$99,641	$(14,630)	$855,196

Balance Sheet as of December 31, 2025:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$179,344	$43,416	$-	$222,760
Accounts receivable, net	23,335	2,391	-	25,726
Inventories, net	103,408	4,581	-	107,989
Other current assets	55,515	5,160	-	60,675
Total current assets	361,602	55,548	-	417,150
Property, plant, and equipment, net	36,107	140	-	36,247
Right of use assets	14,480	-	-	14,480
Deferred financing costs, net	1,180	-	-	1,180
Goodwill	136,097	-	-	136,097
Other intangible assets, net	64,042	-	-	64,042
Master Settlement Agreement (MSA) escrow deposits	29,887	-	-	29,887
Other assets	48,810	15,857	-	64,667
Investment in unrestricted subsidiaries	-	11,069	(11,069)	-
Total assets	$692,205	$82,614	$(11,069)	$763,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,857	$8,563	$-	$20,420
Accrued liabilities	10,651	43,936	-	54,587
Total current liabilities	22,508	52,499	-	75,007
Deferred tax liabilities, net	8,289	-	-	8,289
Notes payable and long-term debt	293,625	-	-	293,625
Other long-term liabilities	4,138	-	-	4,138
Lease liabilities	10,708	-	-	10,708
Total liabilities	339,268	52,499	-	391,767

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	351,576	13,797	(11,069)	354,304
Non-controlling interest	1,361	16,318	-	17,679
Total stockholders’ equity	352,937	30,115	(11,069)	371,983
Total liabilities and stockholders’ equity	$692,205	$82,614	$(11,069)	$763,750

Off-balance Sheet Arrangements

At June 30, 2026 and December 31, 2025 we had no foreign currency contracts outstanding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the three months ended June 30, 2026, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2025 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2025 Annual Report on Form 10-K filed with the SEC.

Credit Risk

During the six months ended June 30, 2026, there have been no material changes in our exposure to credit risk, as reported within our 2025 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2025 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2025, we issued the 2032 Notes in an aggregate principal amount of $300.0 million. We carry the 2032 Notes at face value. Since the 2032 Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Our remaining debt instrument is the 2023 ABL Facility, which as of June 30, 2026 and the filing date of this report had no borrowings outstanding.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP; (3) provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On October 25, 2021, the Board of Directors increased the approved share repurchase program by $30.7 million, and by an additional $24.6 million on February 24, 2022. On November 6, 2024, the Company's Board of Directors increased the Company’s share repurchase authorization by $77.9 million to an aggregate amount of $100.0 million. On November 4, 2025, the Company's Board of Directors increased the share repurchase authorization by $100.0 million to an aggregate amount of $200.0 million. As of June 30, 2026 there remains $200.0 million in authority to repurchase shares under the plan. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

There were no purchases of our common stock made by us during the three months ended June 30, 2026 in connection with the repurchase program described above.

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

101

XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 4, 2026, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

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

Date: August 4, 2026