Form 10-Q
period 2026-09-30
Turning Point Brands, Inc.
filed 2026-11-09
CIK 1290677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

At November 2, 2026, there were 19,881,761 shares outstanding of the registrant’s voting common stock, par value $0.01 per share.

TURNING POINT BRANDS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Quarterly Report”), contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, and depend on circumstances, that may or may not occur in the future. As a result, actual events may differ materially from those expressed in, or suggested by, the forward-looking statements. Any forward-looking statement made by Turning Point Brands, Inc. (“TPB”), in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for TPB to predict these events or how they may affect it. TPB has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Brands, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	(unaudited)
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$251,290	$222,760
Accounts receivable, net of allowances of $203 in 2026 and $206 in 2025	24,160	25,726
Inventories, net	139,380	107,989
Other current assets	63,173	60,675
Total current assets	478,003	417,150
Property, plant, and equipment, net	40,481	36,247
Right of use assets	14,885	14,480
Deferred financing costs, net	697	1,180
Goodwill	135,839	136,097
Other intangible assets, net	63,114	64,042
Master Settlement Agreement (MSA) escrow deposits	28,902	29,887
Other assets	84,730	64,667
Total assets	$846,651	$763,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,314	$20,420
Accrued liabilities	54,686	54,587
Total current liabilities	82,000	75,007
Deferred tax liabilities, net	10,493	8,289
Notes payable and long-term debt	294,405	293,625
Other long-term liabilities	-	4,138
Lease liabilities	10,088	10,708
Total liabilities	$396,986	$391,767

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 40,000,000; issued and outstanding shares -0-	-	-
Common stock, voting, $0.01 par value; authorized shares, 190,000,000; 20,833,181 issued shares and 19,881,761 outstanding shares at September 30, 2026, and 20,589,527 issued shares and 19,132,384 outstanding shares at December 31, 2025	225	216
Common stock, nonvoting, $0.01 par value; authorized shares, 10,000,000; issued and outstanding shares -0-	-	-
Additional paid-in capital	242,240	203,627
Cost of repurchased common stock (951,420 shares at September 30, 2026 and 1,457,143 shares at December 31, 2025)	(31,171)	(47,637)
Accumulated other comprehensive loss	(2,455)	(1,563)
Accumulated earnings	214,035	199,661
Non-controlling interest	26,791	17,679
Total stockholders’ equity	449,665	371,983
Total liabilities and stockholders’ equity	$846,651	$763,750

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Income

(dollars in thousands except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$151,096	$118,979	$418,334	$342,049
Cost of sales	65,921	48,552	171,160	145,389
Gross profit	85,175	70,427	247,174	196,660
Selling, general, and administrative expenses	75,305	44,542	208,107	121,259
Operating income	9,870	25,885	39,067	75,401
Other expense (income), net	63	(4,941)	189	(4,941)
Interest expense, net	4,241	3,531	12,915	13,085
Investment (gain) loss	(145)	(817)	793	(914)
Income from equity method investment	(2,551)	(2,117)	(8,208)	(2,328)
Loss on extinguishment of debt	-	-	-	1,235
Income before income taxes	8,262	30,229	33,378	69,264
Income tax expense	1,414	6,472	2,287	12,756
Consolidated net income	6,848	23,757	31,091	56,508
Net income attributable to non-controlling interest	2,918	2,677	11,896	6,553
Net income attributable to Turning Point Brands, Inc.	$3,930	$21,080	$19,195	$49,955

Basic income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.20	$1.16	$0.99	$2.77
Diluted income per common share:
Net income attributable to Turning Point Brands, Inc.	$0.19	$1.13	$0.98	$2.70
Weighted average common shares outstanding:
Basic	20,027,021	18,246,722	19,363,159	18,052,798
Diluted	20,278,788	18,708,665	19,654,533	18,474,764

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2026	2025
Consolidated net income	$6,848	$23,757

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on MSA investments, net of tax of $125 in 2026 and $53 in 2025	(423)	180
Foreign currency translation, net of tax of $0 in 2026 and 2025	(150)	88
Unrealized gain (loss) on investments, net of tax of $0 in 2026 and $30 in 2025	40	(127)
	(533)	141

Consolidated comprehensive income	6,315	23,898
Comprehensive income attributable to non-controlling interest	2,918	2,677
Comprehensive income attributable to Turning Point Brands, Inc.	$3,397	$21,221

	Nine Months Ended
	September 30,
	2026	2025
Consolidated net income	$31,091	$56,508

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on MSA investments, net of tax of $165 in 2026 and $258 in 2025	(558)	873
Foreign currency translation, net of tax of $0 in 2026 and 2025	(804)	103
Unrealized gain on derivative instruments, net of tax of $0 in 2026 and $18 in 2025	-	62
Unrealized gain (loss) on investments, net of tax of $0 in 2026 and 2025	186	(32)
	(1,176)	1,006

Consolidated comprehensive income	29,915	57,514
Comprehensive income attributable to non-controlling interest	11,896	6,553
Comprehensive income attributable to Turning Point Brands, Inc.	$18,019	$50,961

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$31,091	$56,508
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	-	1,235
(Gain) loss on sale of property, plant, and equipment	(3)	47
Loss on MSA investments	9	-
Income from equity method investment	(8,208)	(2,328)
Loss (gain) on investments, net	1,224	(484)
Depreciation and other amortization expense	6,026	4,489
Amortization of other intangible assets	963	918
Amortization of deferred financing costs	1,263	1,293
Deferred income tax expense	2,369	4,690
Stock compensation expense	6,559	5,176
Noncash lease income	(2,462)	(1,205)
Changes in operating assets and liabilities:
Accounts receivable	1,198	(18,251)
Inventories	(31,614)	(16,412)
Other current assets	(7,547)	(19,409)
Other assets	(699)	(10,978)
Accounts payable	5,573	12,709
Accrued liabilities and other	3,707	14,517
Net cash provided by operating activities	$9,449	$32,515

Cash flows from investing activities:
Capital expenditures	$(7,112)	$(10,182)
Payment for equity investments	(1,450)	(2,783)
Purchases of investments	(10,768)	(12,876)
Proceeds from sale of investments	3,850	5,459
MSA escrow deposits, net	256	(2)
Purchase of option agreement	(7,047)	(8,000)
Net cash used in investing activities	$(22,271)	$(28,384)

Cash flows from financing activities:
Redemption of 2026 Notes	$-	$(250,000)
Proceeds from 2032 Notes	-	300,000
Equity offering proceeds	59,549	97,499
Tax distribution	(2,500)	-
Interchange subscription agreement proceeds	-	11,000
Cost of repurchased common stock	(10,000)	-
Payment of dividends	(4,830)	(4,089)
Payment of financing costs	-	(7,285)
Exercise of options	324	6,106
Redemption of options	-	(33)
Issuance of restricted stock units	-	2
Redemption of restricted stock units	(332)	(2,324)
Issuance of performance based restricted stock units	2	(1)
Redemption of performance based restricted stock units	(1,014)	(2,625)
Net cash provided by financing activities	$41,199	$148,250

Net increase in cash	$28,377	$152,381
Effect of foreign currency translation on cash	$157	$(182)

Cash, beginning of period:
Unrestricted	$222,760	$48,941
Restricted	1,914	1,961
Total cash at beginning of period	$224,674	$50,902

Cash, end of period:
Unrestricted	$251,290	$201,189
Restricted	1,918	1,912
Total cash at end of period	$253,208	$203,101

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$-	$111
Investment acquired in exchange for net assets held for sale	$-	$10,496

Supplemental schedule of noncash financing activities:
Dividends declared not paid	$1,594	$1,465

The accompanying notes are an integral part of the consolidated financial statements

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance July 1, 2026	20,048,922	$225	$241,320	$(21,171)	$(1,975)	$211,699	$23,926	$454,024

Unrealized loss on MSA investments, net of tax of $125	-	-	-	-	(423)	-	-	(423)
Foreign currency translation, net of tax of $0	-	-	-	-	(97)	-	(53)	(150)
Unrealized gain on investments, net of tax of $0	-	-	-	-	40	-	-	40
Stock compensation expense	-	-	920	-		-	-	920
Cost of repurchased common stock	(167,161)	-	-	(10,000)	-	-	-	(10,000)
Dividends	-	-	-	-	-	(1,594)	-	(1,594)
Net income	-	-	-	-	-	3,930	2,918	6,848
Ending balance September 30, 2026	19,881,761	$225	$242,240	$(31,171)	$(2,455)	$214,035	$26,791	$449,665

Beginning balance July 1, 2025	18,020,862	$205	$130,245	$(83,144)	$(2,010)	$173,280	$6,247	$224,823

Unrealized gain on MSA investments, net of tax of $53	-	-	-	-	180	-	-	180
Foreign currency translation, net of tax of $0	-	-	-	-	57	-	31	88
Unrealized loss on investments, net of tax of $30	-	-	-	-	(127)	-	-	(127)
Stock compensation expense	-	-	1,884	-	-	-	-	1,884
Exercise of options	28,263	1	1,186	-	-	-	-	1,187
Issuance of restricted stock units	11,738	-	-	-	-	-	-	-
Redemption of restricted stock units	(4,368)	-	(355)	-	-	-	-	(355)
Interchange subscription agreement contributions	-	-	5,752	-	-	-	5,248	11,000
Issuance of common stock in connection with equity offering, net of fees	1,014,262	10	61,664	35,507	-	-	-	97,181
Dividends	-	-	-	-	-	(1,465)	-	(1,465)
Net income	-	-	-	-	-	21,080	2,677	23,757
Ending balance September 30, 2025	19,070,757	$216	$200,376	$(47,637)	$(1,900)	$192,895	$14,203	$358,153

The accompanying notes are an integral part of the consolidated financial statements.

Turning Point Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(dollars in thousands except share data)

(unaudited)

				Cost of	Accumulated
		Common	Additional	Repurchased	Other		Non-
	Voting	Stock,	Paid-In	Common	Comprehensive	Accumulated	Controlling
	Shares	Voting	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Beginning balance January 1, 2026	19,132,384	$216	$203,627	$(47,637)	$(1,563)	$199,661	$17,679	$371,983

Unrealized loss on MSA investments, net of tax of $165	-	-	-	-	(558)	-	-	(558)
Foreign currency translation, net of tax of $0	-	-	-	-	(520)	-	(284)	(804)
Unrealized gain on investments, net of tax of $0	-	-	-	-	186	-	-	186
Stock compensation expense	-	-	6,559	-	-	-	-	6,559
Exercise of options	7,701	-	324	-	-	-	-	324
Issuance of performance based restricted stock units	177,587	2	-	-	-	-	-	2
Redemption of performance based restricted stock units	(8,138)	-	(1,014)	-	-	-	-	(1,014)
Issuance of restricted stock units	70,707	-	-	-	-	-	-	-
Redemption of restricted stock units	(4,203)	-	(332)	-	-	-	-	(332)
Issuance of common stock in connection with equity offering, net of fees	672,884	7	33,076	26,466	-	-	-	59,549
Cost of repurchased common stock	(167,161)	-	-	(10,000)	-	-	-	(10,000)
Tax distribution	-	-	-	-	-	-	(2,500)	(2,500)
Dividends	-	-	-	-	-	(4,821)	-	(4,821)
Net income	-	-	-	-	-	19,195	11,896	31,091
Ending balance September 30, 2026	19,881,761	$225	$242,240	$(31,171)	$(2,455)	$214,035	$26,791	$449,665

Beginning balance January 1, 2025	17,729,481	$202	$126,662	$(83,144)	$(2,903)	$147,164	$2,399	$190,380

Unrealized gain on MSA investments, net of tax of $258	-	-	-	-	873	-	-	873
Foreign currency translation, net of tax of $0	-	-	-	-	100	-	3	103
Unrealized gain on derivative instruments, net of tax of $18	-	-	-	-	62	-	-	62
Unrealized loss on investments, net of tax of $0	-	-	-	-	(32)	-	-	(32)
Stock compensation expense	-	-	5,176	-	-	-	-	5,176
Exercise of options	184,228	2	6,106	-	-	-	-	6,108
Redemption of options	(572)	-	(33)	-	-	-	-	(33)
Issuance of performance based restricted stock units	104,532	1	(2)	-	-	-	-	(1)
Redemption of performance based restricted stock units	(34,196)	-	(2,625)	-	-	-	-	(2,625)
Issuance of restricted stock units	103,612	1	-	-	-	-	-	1
Redemption of restricted stock units	(30,590)	-	(2,324)	-	-	-	-	(2,324)
Interchange subscription agreement contributions	-	-	5,752	-	-	-	5,248	11,000
Issuance of common stock in connection with equity offering, net of fees	1,014,262	10	61,664	35,507	-	-	-	97,181
Dividends	-	-	-	-	-	(4,224)	-	(4,224)
Net income	-	-	-	-	-	49,955	6,553	56,508
Ending balance September 30, 2025	19,070,757	$216	$200,376	$(47,637)	$(1,900)	$192,895	$14,203	$358,153

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

Tariff Refunds

On March 4, 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under the International Emergency Economic Powers Act ("IEEPA") are due refunds and ordered U.S. Customs and Border Protection ("CBP") to begin the refund process. Consistent with ASC 450-30 Gain contingencies, the Company does not recognize a tariff refund until the gain is realized or realizable – generally upon receipt of funds. The Company paid IEEPA tariffs totaling $17.9 million. In June 2026, the Company received tariff refunds of $17.8 million from CBP related to those tariffs. Based upon the nature of the underlying tariff charges, the refund resulted in a $12.3 million reduction in cost of goods sold for inventory sold while $1.2 million reduced PPE as the payments had been capitalized for equipment purchases and $4.3 million reduced inventory as the payments had been capitalized as part of inventory and was not sold at the time of refund.

Note 2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and variable interest entities (“VIEs”) for which the Company is considered to have a controlling interest based on the voting interest entity model or the variable interest entity model. All significant intercompany transactions have been eliminated.

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

Management of the Company has determined that Turning Point Brands Canada and ALP Supply Co, LLC (“ALP”) are VIEs for which the Company is required to consolidate and determined that the distribution business acquired by General Wireless Operations, Inc. ("GWO") (refer to Note 7, "Other Assets") is a VIE for which the Company is not required to consolidate. The Company has a 65% financial interest in the equity of Turning Point Brands Canada, provides additional subordinated financing and has a distribution agreement for the sale of the Company’s products that makes up a significant portion of Turning Point Brands Canada’s business activities. The Company has a 50% equity interest in ALP, provides additional financing, has a supply agreement to be the exclusive provider of product and is the primary beneficiary due to the power the Company has over the activities that most significantly impact the economic performance, and the right to receive benefits and the obligation to absorb losses. RSH Holding Trust ("RSH Trust"), which was established by the Company and is managed by an independent trustee that votes the Company's interest in GWO in accordance with GWO's board's recommendations, holds a 49% indirect interest in the distribution business through its interests in GWO and, the Company, through Turning Point Brands Canada, has a variable interest through a purchase option to acquire the equity interests of GWO's distribution business. However, the Company does not have the ability to direct the activities that impact the performance of the business. GWO is controlled by Standard General, L.P. Based on the foregoing, management believes in its judgment that the distribution business is a VIE for which the Company is not required to consolidate. See Note 7 "Other Assets" for further discussion of the acquisition of the distribution business by GWO and the terms of the option on its equity interests. Turning Point Brands Canada charged a fee to the distribution business in 2025 under a fee agreement. The fee agreement was terminated in the fourth quarter of 2025.

Subsequent to the acquisition of the distribution business by GWO, the Company determined that the GWO equity method investment is a VIE of which we are not the primary beneficiary. We considered the Company’s interest at risk due to a lack of power, through voting rights, to direct the activities that most significantly impact GWO's economic performance. Standard General, L.P’s voting rights are conveyed through an equity interest that is not considered at risk. Based on the foregoing, management believes in its judgment that GWO is a VIE for which the Company is not required to consolidate.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $9.3 million and $7.7 million for the three months ending September 30, 2026 and 2025, respectively and $27.6 million and $22.3 million for the nine months ending September 30, 2026 and 2025, respectively.

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

Master Settlement Agreement (MSA)

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the Company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. The Company has begun to receive deposits back from participating states commencing with the deposits from 1999. At September 30, 2026 and December 31, 2025, the Company had on deposit approximately $31.7 million and $32.0 million, respectively, the fair values of which were approximately $28.9 million and $29.9 million, respectively. The Company discontinued its generic category of MYO in 2019 and its Zig-Zag branded MYO cigarette smoking tobacco in 2017. Thus, without a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

	As of September 30, 2026				As of December 31, 2025
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and cash equivalents	$1,918	$-	$-	$1,918	$1,914	$-	$-	$1,914
U.S. Governmental agency obligations (unrealized position < 12 months)	-	-	-	-	298	6	-	304
U.S. Governmental agency obligations (unrealized position > 12 months)	29,814	6	(2,836)	26,984	29,780	84	(2,195)	27,669
	$31,732	$6	$(2,836)	$28,902	$31,992	$90	$(2,195)	$29,887

As of
Maturities:	September 30, 2026
Less than one year	$3,941
One to five years	20,683
Five to ten years	3,235
Greater than ten years	1,955
Total	$29,814

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales	September 30,	December 31,
Year	2026	2025
1999	124	$130
2000	763	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	82	82
Total	$31,732	$31,992

Recent Accounting Pronouncements

Issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosures regarding certain expense captions presented on the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

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

Long-Term Debt

The Company's 2032 Notes bear interest at a rate of 7.625% per year. As of September 30, 2026, the fair value approximated $290.7 million, with a carrying value of $300.0 million. As of  December 31, 2025, the fair value approximated $313.8 million, with a carrying value of $300.0 million.

See Note 9, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Note 4. Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2026	2025
Raw materials and work in process	$10,210	$9,715
Leaf tobacco	56,868	43,747
Finished goods - Zig-Zag products	37,364	33,276
Finished goods - Stoker’s products	30,297	18,361
Other	4,641	2,890
Inventories, net	$139,380	$107,989

The valuation allowance to write inventory down to its net realizable value at September 30, 2026 and  December 31, 2025 was $16.7 million and $16.7 million, respectively.

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

Note 5. Other Current Assets

Other current assets consist of:

	September 30,	December 31,
	2026	2025
Inventory deposits	$16,685	$28,721
Prepaid taxes	8,324	7,381
Insurance recovery receivable	15,181	15,181
Other	22,983	9,392
Total	$63,173	$60,675

Note 6. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	September 30,	December 31,
	2026	2025
Land	$22	$22
Buildings and improvements	3,851	3,839
Leasehold improvements	13,281	8,667
Machinery and equipment	43,528	41,475
Furniture and fixtures	5,837	5,460
Gross property, plant and equipment	66,519	59,463
Accumulated depreciation	(26,038)	(23,216)
Property, plant and equipment, net	$40,481	$36,247

Note 7. Other Assets

Other assets consist of:

	September 30,	December 31,
	2026	2025
Non-marketable equity investments	$17,491	$7,833
Debt security investments	6,133	5,633
Capitalized software	10,582	10,133
Captive investments - available-for-sale marketable securities	22,126	14,938
Option agreements	23,942	25,963
Other	4,456	167
Total	$84,730	$64,667

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

In December 2018, the Company acquired a minority interest in General Wireless Operations, Inc. (“GWO”) from SG Gaming LLC for $0.4 million. GWO is majority owned and controlled by Standard General, LP. On January 2, 2025, the Company contributed 100% of its interest in South Beach Brands ("SBB"), the subsidiary that owned and operated the Company’s former CDS reportable segment, to GWO in exchange for a 49% equity interest. The Company established RSH Trust, which is managed by an independent trustee that votes our interests in GWO in accordance with GWO's board's recommendation, to hold its interest in GWO, and GWO is controlled by Standard General, L.P. The trust also has a purchase option with a 15-year term to acquire the remaining 51% equity interest in GWO. The GWO purchase option includes an initial exercise price of $22.0 million, which may decrease over time based on certain tax sharing payments made by GWO to Standard General, LP. As a result of this transaction, the Company determined that it no longer has a controlling financial interest in SBB and, as a result, deconsolidated SBB on January 2, 2025, and accounts for its interest in GWO under the equity method of accounting. On January 2, 2025, the Company contributed net assets valued at $13.3 million to GWO as part of the transaction, inclusive of common shares with a fair value of $7.7 million and freestanding instruments for an amount of $5.5 million recognized through the caption "Option agreements". Fair value of the Company's interest in GWO was determined utilizing the market approach and the income approach in the form of the discount cash flow method. The results of GWO are recognized through the caption "income from equity method investments" in the consolidated statements of income. On August 8, 2025, SBB acquired a distribution business. In connection with this acquisition, Turning Point Brands Canada purchased an option from SBB to acquire the distribution business for fair market value less the option price. The option becomes exercisable in March 2027. The option price was approximately $20.0 million, of which $15.1 million has been paid and $4.9 million was included in accrued liabilities as of September 30, 2026.

In August 2025, the Company and Standard General, LP amended the GWO purchase option held by the Company, delaying the Company's ability to exercise the purchase option until August 2027.

Debt Security Investments

In  July 2021, the Company invested $8.0 million in Old Pal Holding Company, LLC (“Old Pal”), with an additional $1.0 million invested in  July 2022. The Company invested in the form of a convertible note which includes additional follow-on investment rights. Interest on the convertible note is payable annually in arrears in  July of each year. As of September 30, 2026, total interest of $1.4 million has been rolled into the convertible note resulting in a total investment of $10.4 million. Old Pal is a leading brand in the cannabis lifestyle space that operates a non-plant touching license model. The convertible note bears an interest rate of 3.0% per year and matures  July 31, 2027. Interest and principal not paid to date are receivable at maturity, and Old Pal has the option to extend the maturity date of the convertible note in one-year increments. The interest rate is subject to change based on Old Pal reaching certain sales thresholds. The weighted average interest rate on the convertible note was 3.0% for the nine months ended September 30, 2026 and 2025. Old Pal has the option to convert the note into shares once sales reach a certain threshold. The conditions required to allow Old Pal to convert the note were not met as of September 30, 2026. Additionally, the Company has the right to convert the note into shares at any time. The Company has classified the debt security with Old Pal as available for sale. The Company reports interest income on available for sale debt securities in interest income in its Consolidated Statements of Income. The Company performs a qualitative assessment on a quarterly basis to determine if the fair value of the Old Pal investment could be less than the amortized cost basis. In addition, the Company utilizes a third-party to perform a quantitative assessment to determine fair value using a Monte Carlo simulation (Level 3) when indicated, and at least bi-annually. Based upon its quantitative fair value assessment, the Company determined the fair value of Old Pal to be $7.6 million at June 30, 2026. The Company has recorded an accrued interest receivable of $0.1 million at September 30, 2026 and December 31, 2025 in Other Current Assets on its Consolidated Balance Sheets.

Captive Investments - Available-for-Sale Marketable Securities

In December 2023, the Company formed a captive insurance company, Interchange, IC, incorporated in the District of Columbia, to write a portion of its insurance coverage, including with respect to general product, and officer and director liability coverages under deductible reinsurance policies. Interchange, IC is a fully licensed captive insurance company holding a certificate of authority from the District of Columbia Department of Insurance, Securities and Banking. Interchange, IC is consolidated in the Company’s financial statements. Subsequent to June 30, 2025, Interchange IC received approval from the District of Columbia Department of Insurance, Securities and Banking to operate as a group captive. On July 14, 2025, a third-party investor subscribed for an interest in Interchange IC’s parent company for $11.0 million in proceeds, which contributed the investment to Interchange IC. Insurance reserves were $0.6 million as of September 30, 2026 and $0.4 million as of December 31, 2025. As of September 30, 2026, no policy has been underwritten for the benefit of the third-party investor. The group captive will write policies for both companies. The Company will continue to control and consolidate the entity.

The investments held within the captive are not available for operating activities and are carried at fair value on the consolidated balance sheet. They consist of money market, stocks, corporate bonds, government securities and real estate investment trusts. The Company believes any investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company’s captive investments are summarized in the following table (excludes money market funds):

	As of September 30, 2026			As of December 31, 2025
		Gross	Estimated		Gross	Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Stocks	$4,301	$657	$4,958	$1,118	$447	$1,565
Exchange traded funds	5,545	85	5,630	5,338	(16)	5,322
Corporate bonds	446	(6)	440	2,837	33	2,870
Real estate investment trusts	1,150	8	1,158	377	(5)	372
Mutual Funds	9,989	(49)	9,940	4,809	-	4,809
Total	$21,431	$695	$22,126	$14,479	$459	$14,938

The following table summarizes the fair value of the Company’s captive investments by contractual maturity.

As of
September 30, 2026
Due in one to five years	$440
Stocks, real estate investment trusts, mutual funds, and exchange traded funds	21,686
Total investments at fair value	$22,126

Note 8. Accrued Liabilities

Accrued liabilities consists of:

	September 30,	December 31,
	2026	2025
Accrued payroll and related items	$10,919	$13,788
Customer returns and allowances	10,073	5,942
Taxes payable	6,981	3,257
Lease liabilities	5,621	4,641
Accrued interest	1,448	6,734
Option agreement	4,933	7,448
Other	14,711	12,777
Total	$54,686	$54,587

Note 9. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following in order of preference:

	September 30,	December 31,
	2026	2025
2032 Notes	$300,000	$300,000
Less deferred financing costs	(5,595)	(6,375)
Notes payable and long-term debt	$294,405	$293,625

The components of interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense	$4,651	$6,988	$19,605	$19,254
Interest income	(410)	(3,457)	(6,690)	(6,169)
Interest expense, net	$4,241	$3,531	$12,915	$13,085

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

The 2032 Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by certain existing and future wholly-owned domestic subsidiaries of the Company (collectively, the “Guarantors” as defined in the indenture governing the 2032 Notes or the “2032 Notes Indenture”). The 2032 Notes and the related guarantees are secured by first-priority liens on substantially all of the existing and future assets of the Company and the Guarantors that do not secure the 2023 ABL Facility (as defined below), subject to certain exceptions. The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default. The Company was in compliance with all covenants under the 2032 Notes as of September 30, 2026.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available borrowing capacity of  $71.5 million based on the borrowing base as of September 30, 2026.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Note 10. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2026 was 17.1% and 6.9%, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2025 was 21.4% and 18.4%, respectively. The effective tax rate for the three months ended September 30, 2026 includes permanent tax differences related to the Company's restricted stock units that were issued in the first six months of 2026 and stock options that were exercised during the nine months ended September 30, 2026.

During the first quarter of 2026, the Company concluded that it was more‑likely‑than‑not that TPBI’s separate company state net operating losses and other deferred tax assets, excluding the State §163(j) interest limitation carryforward, would be realizable. As a result, the Company released $2.4 million of the related valuation allowance as a discrete item in the first quarter.

Note 11. Share Incentive Plans

On  March 22, 2021, the Company’s Board of Directors adopted the Turning Point Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards  may be granted to employees, non-employee directors, and consultants. In addition, the 2021 Plan provides for the granting of nonqualified stock options to employees of the Company or any subsidiary of the Company. Pursuant to the 2021 Plan, 1,290,000 shares, plus 100,052 shares remaining available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”), of TPB Common Stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2021 Plan is scheduled to terminate on  March 21, 2031. The 2021 Plan is administered by the compensation committee (the “Committee”) of the Company’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of September 30, 2026, net of forfeitures, there were 496,278 Restricted Stock Units (“RSUs”), 122,570 options and 128,131 Performance Based Restricted Stock Units (“PRSUs”) granted under the 2021 Plan. There are 643,073 shares available for future grant under the 2021 Plan as of September 30, 2026.

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

Stock option activity for the 2015 and 2021 Plans is summarized below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding, December 31, 2024	535,790	$30.69	$9.51

Exercised	(245,855)	30.76	9.54
Forfeited	(2,643)	36.11	10.88
Outstanding, December 31, 2025	287,292	$30.58	$9.47

Exercised	(7,701)	42.09	13.50
Outstanding, September 30, 2026	279,591	$30.26	$9.36

Under the 2015 and 2021 Plans, the total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025, was $0.5 million, and $7.8 million, respectively.

At September 30, 2026, under the 2015 and 2021 Plans, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	May 17,	March 7,	March 20,	March 18,	February 18,
	2017	2018	2019	2020	2021
Number of options granted	93,819	98,100	155,780	155,000	100,000
Options outstanding at September 30, 2026	19,569	31,370	44,940	27,513	38,800
Number exercisable at September 30, 2026	19,569	31,370	44,940	27,513	38,800
Exercise price	$15.41	$21.21	$47.58	$14.85	$51.75
Remaining lives	0.63	1.44	2.47	3.47	4.39
Risk free interest rate	1.76%	2.65%	2.34%	0.79%	0.56%
Expected volatility	26.92%	28.76%	30.95%	35.72%	28.69%
Expected life	6.000	6.000	6.000	6.000	6.000
Dividend yield	-	0.83%	0.42%	1.49%	0.55%
Fair value at grant date	$4.60	$6.37	$15.63	$4.41	$13.77

The following table outlines the assumptions based on the number of options granted under the 2021 Plan.

	March 14,	April 29,	May 12,	March 11,
	2022	2022	2023	2024
Number of options granted	100,000	14,827	77,519	54,289
Options outstanding at September 30, 2026	12,318	3,273	47,519	54,289
Number exercisable at September 30, 2026	12,318	3,273	47,519	54,289
Exercise price	$30.46	$31.39	$20.71	$27.19
Remaining lives	5.46	5.58	6.62	7.45
Risk free interest rate	2.10%	2.92%	3.41%	4.06%
Expected volatility	35.33%	35.33%	34.51%	35.09%
Expected life	6.000	6.000	5.186	5.186
Dividend yield	1.01%	0.98%	1.61%	1.26%
Fair value at grant date	$10.23	$11.07	$6.45	$9.21

The Company records compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. In 2026 and 2025, the Company has recorded no compensation expense related to the options, which are fully expensed.

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of shares of TPB Common Stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to the Company’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period provided the applicable service and performance conditions are satisfied. As of September 30, 2026, there are 137,575 PRSUs outstanding. The following table outlines the PRSUs granted and outstanding as of September 30, 2026.

	March 14,	March 1,	April 1,	March 3,	March 3,
	2022	2024	2024	2025	2026
Number of PRSUs granted	49,996	111,321	8,242	41,137	76,550
PRSUs outstanding at September 30, 2026	8,274	34,985	4,946	21,529	67,841
Fair value as of grant date	$30.46	$26.52	$29.12	$70.34	$107.57
Remaining lives	0.25	0.25	0.25	1.25	2.43

The Company records compensation expense related to the PRSUs based on the probability of achieving the performance condition. The Company recorded compensation expense related to the PRSUs of approximately $0.0 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded compensation expense related to the PRSUs of approximately $2.0 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively. Total unrecognized compensation expense related to these awards at September 30, 2026, is $2.0 million which will be expensed over the service periods based on the probability of achieving the performance condition.

The Company has granted 109,879 RSUs which are outstanding and vest over one to five years. The following table outlines the RSUs granted and outstanding as of September 30, 2026.

	March 14,	April 29,	March 1,	April 1,	March 3,	July 14,	March 3,	May 11,
	2022	2022	2024	2024	2025	2025	2026	2026
Number of RSUs granted	50,004	4,522	105,257	5,495	36,843	1,341	63,797	10,360
RSUs outstanding at September 30, 2026	7,131	632	15,217	1,814	16,480	886	57,359	10,360
Fair value as of grant date	$30.46	$31.39	$26.52	$29.12	$70.34	$74.61	$107.57	$92.71
Remaining lives	0.25	0.25	0.50	0.50	1.50	1.94	2.50	0.67

The Company records compensation expense related to the RSUs based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the RSUs on the date of grant and amortized over the vesting period. The Company recorded compensation expense related to the RSUs of approximately $1.0 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded compensation expense related to the RSUs of approximately $4.6 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.  Total unrecognized compensation expense related to RSUs at September 30, 2026, is $6.0 million, which will be expensed over 2.0 years.

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

Note 13. Income Per Share

The Company calculates earnings per share using the treasury stock method for its options and non-vested restricted stock units.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income:

	Three Months Ended September 30,
	2026			2025
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$3,930		$0.20	$21,080		$1.16

Denominator
Weighted average		20,027,021			18,246,722

Diluted EPS:
Numerator
Diluted net income attributable to Turning Point Brands, Inc.	$3,930		$0.19	$21,080		$1.13

Denominator
Basic weighted average		20,027,021			18,246,722
Stock options and restricted stock units		251,767			461,943
		20,278,788			18,708,665

	Nine Months Ended September 30,
	2026			2025
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Numerator
Net income attributable to Turning Point Brands, Inc.	$19,195		$0.99	$49,955		$2.77

Denominator
Weighted average		19,363,159			18,052,798

Diluted EPS:
Numerator
Diluted net income attributable to Turning Point Brands, Inc.	$19,195		$0.98	$49,955		$2.70

Denominator
Basic weighted average		19,363,159			18,052,798
Stock options and restricted stock units		291,374			421,966
		19,654,533			18,474,764

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

The Company’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer who uses segment operating income as the measure of earnings to evaluate the performance of each segment and to make decisions about allocating resources, including employees, property, plant and equipment, as well as financial and capital resources. On a quarterly basis, the CODM reviews segment operating income budget-to-actual variances to assess segment performance and make resource allocation decisions. For both reportable segments, cost of sales is the significant segment expense that is regularly provided to the CODM.

The accounting policies of these segments are the same as those of the Company. Corporate costs are not directly charged to the two reportable segments in the ordinary course of operations.

The tables below present financial information about reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales
Zig-Zag products	$37,329	$44,154	$109,379	$138,441
Stoker’s products	113,767	74,825	308,955	203,608
Total	$151,096	$118,979	$418,334	$342,049

Cost of Sales
Zig-Zag products (1)	$15,900	$18,768	$44,382	$64,386
Stoker’s products (2)	50,021	29,784	126,778	81,003
Total	$65,921	$48,552	$171,160	$145,389

Gross profit
Zig-Zag products	$21,429	$25,386	$64,997	$74,055
Stoker’s products	63,746	45,041	182,177	122,605
Total	$85,175	$70,427	$247,174	$196,660

Other segment items (3)
Zig-Zag products	$10,543	$9,805	$34,129	$26,797
Stoker’s products	41,697	15,771	110,428	39,090
Total	$52,240	$25,576	$144,557	$65,887

Operating income (loss)
Zig-Zag products	$10,886	$15,581	$30,868	$47,258
Stoker’s products	22,049	29,270	71,749	83,515
Total segment operating income	$32,935	$44,851	$102,617	$130,773
Corporate unallocated (4)(5)	(23,065)	(18,966)	(63,550)	(55,372)
Total	$9,870	$25,885	$39,067	$75,401

Other expense (income), net	63	(4,941)	189	(4,941)
Interest expense, net	4,241	3,531	12,915	13,085
Investment (gain) loss	(145)	(817)	793	(914)
Income from equity method investment	(2,551)	(2,117)	(8,208)	(2,328)
Loss on extinguishment of debt	-	-	-	1,235

Income before income taxes	$8,262	$30,229	$33,378	$69,264

Capital expenditures
Zig-Zag products	$-	$317	$-	$337
Stoker’s products	1,870	3,646	7,112	9,845
Total	$1,870	$3,963	$7,112	$10,182

Depreciation and amortization
Zig-Zag products	$293	$275	$875	$831
Stoker’s products	2,248	1,625	6,114	4,576
Total	$2,541	$1,900	$6,989	$5,407

(1)	Cost of sales reduced by tariff refund of $2.4 million for the nine months ended September 30, 2026.
(2)	Cost of sales reduced by tariff refund of $9.9 million for the nine months ended September 30, 2026.
(3)	Includes primarily selling and marketing costs.
(4)	Includes corporate costs that are not allocated to any of the two reportable segments.
(5)

Includes costs related to FDA premarket tobacco product application (“PMTA”) of $3.2 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $6.6 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively.

	September 30,	December 31,
	2026	2025
Assets
Zig-Zag products	$244,148	$256,762
Stoker’s products	319,466	268,305
Corporate unallocated (1)	283,037	238,683
Total	$846,651	$763,750

(1)	Includes assets not assigned to the two reportable segments. All goodwill has been allocated to the reportable segments.

Net Sales: Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Domestic	$143,449	$107,255	$396,303	$315,929
Foreign	7,647	11,724	22,031	26,120
Total	$151,096	$118,979	$418,334	$342,049

Note 15. Dividends and Share Repurchases

A dividend of $0.08 per common share was paid on October 9, 2026, to shareholders of record at the close of business on September 18, 2026.

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

On  February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program which is intended for opportunistic execution based upon a variety of factors including market dynamics. On November 4, 2025, the Company’s Board of Directors increased the share repurchase authorization to an aggregate amount of $200.0 million. The program is subject to the ongoing discretion of the Board of Directors, and the Board of Directors has increased it periodically. For the three and nine months ended September 30, 2026, the total number of shares repurchased was 167,161 for a total cost of $10.0 million and an average price per share of $59.82. Certain of our treasury shares are held by a subsidiary. As of September 30, 2026 there was $190.0 million remaining under the repurchase authorization.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. The Company filed an amendment to the prospectus supplement on November 2, 2025 to increase the aggregate dollar amount of shares of common stock that it may sell under the ATM Program by an additional $200.0 million. During the quarter ended June 30, 2026, the Company sold 672,884 shares of our Common Stock under the ATM Program at an average selling price of $90.30 per share for gross proceeds of $60.8 million, less sales agents' commissions and expenses of approximately $1.2 million, for net proceeds of $59.6 million. The shares were issued from repurchased common stock on a first in first out basis. The Company recorded the gain, corresponding to the difference in between the reacquisition cost of treasury stock and the value of treasury stock reissued, into APIC within the Consolidated Statements of Changes in Stockholders' Equity. As of September 30, 2026, there was $139.2 million of capacity remaining under the ATM Program.

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

The following Management’s Discussion and Analysis (“MD&A”) relates to the unaudited financial statements of Turning Point Brands, Inc., included elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to enable the reader to understand the Company’s financial condition and results of operations, including any material changes in the Company’s financial condition and results of operations since December 31, 2025, and as compared with the three and nine months ended September 30, 2025. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”).

In this MD&A, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Turning Point Brands, Inc., and its consolidated subsidiaries. References to “TPB” refer to Turning Point Brands, Inc., without any of its subsidiaries. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Turning Point Brands, Inc. is a leading manufacturer, marketer and distributor of branded consumer products. We sell a wide range of products to adult consumers consisting of staple products with our iconic brands Zig-Zag® and Stoker’s® and our next-generation products to fulfill evolving consumer preferences. Among other markets, we compete in the alternative smoking accessories and Other Tobacco Products (“OTP”) industries. The alternative smoking accessories market is a dynamic market experiencing robust secular growth driven by cannabinoid legalization in the U.S. and Canada and positively evolving consumer perception and acceptance in North America. The OTP industry, which consists of non-cigarette tobacco products, exhibited flat consumer unit annualized growth during the full year period ended 2025 as reported by MSAi a third-party analytics and information company. Our segments are led by our core proprietary and iconic brands: Zig-Zag® in the Zig-Zag products segment and Stoker’s® along with FRE®, Beech-Nut® and Trophy® in the Stoker’s products segment. Our businesses generate solid cash flow which we use to invest in our business, finance acquisitions, increase brand support, expand our distribution infrastructure, and strengthen our capital position. We currently ship to approximately 900 distributors with an additional approximately 600 secondary, indirect wholesalers in the U.S. that carry and sell our products. Under the leadership of a senior management team with extensive experience in the consumer products, alternative smoking accessories and nicotine industries, we have grown and diversified our business through new product launches, category expansions and acquisitions while concurrently improving operational efficiency.

We believe there are meaningful opportunities to expand through investing in organic growth via acquisitions and joint ventures across all product categories. Our products are currently available in more than 220,000 retail locations in North America. Our sales team targets widespread distribution to all traditional retail channels, including convenience stores, and we have a growing e-commerce business.

Recent Developments

On February 20, 2026, the U.S. Supreme Court issued a ruling regarding tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States, concluding that such tariffs were unauthorized. The Company paid approximately $17.9 million in IEEPA tariffs.

The ruling did not address the availability, timing, or amount of any potential refunds. Subsequently, the U.S. Court of International Trade ("CIT") ordered U.S. Customs and Border Protection ("CBP") to refund the collected IEEPA tariffs. On April 20, 2026, CBP launched the Consolidated Administration and Processing of Entries ("CAPE") system to facilitate IEEPA tariff refunds. In June 2026, the Company received approximately $17.8 million of tariff refunds from CBP related to previously paid IEEPA tariffs. Based upon the nature of the underlying tariff charges, the refund resulted in a $12.3 million reduction in cost of goods sold for inventory sold while $1.2 million reduced PPE as the payments had been capitalized for equipment purchases and $4.3 million reduced inventory as the payments had been capitalized as part of inventory and was not sold at the time of refund.

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

Results of Operations

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

(in thousands)	Three Months Ended September 30,
	2026	2025	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$37,329	$44,154	-15.5%
Stoker’s products	113,767	74,825	52.0%
Total net sales	151,096	118,979	27.0%
Cost of sales	65,921	48,552	35.8%
Gross profit
Zig-Zag products	21,429	25,386	-15.6%
Stoker’s products	63,746	45,041	41.5%
Total gross profit	85,175	70,427	20.9%

Selling, general, and administrative expenses	75,305	44,542	69.1%

Operating income
Zig-Zag products	10,886	15,581	-30.1%
Stoker’s products	22,049	29,270	-24.7%
Total segment operating income	32,935	44,851	-26.6%
Corporate unallocated	(23,065)	(18,966)	21.6%
Total operating income	9,870	25,885	-61.9%
Other expense (income), net	63	(4,941)	-101.3%
Interest expense, net	4,241	3,531	20.1%
Investment gain	(145)	(817)	-82.3%
Income from equity method investment	(2,551)	(2,117)	20.5%
Income before income taxes	8,262	30,229	-72.7%
Income tax expense	1,414	6,472	-78.2%
Consolidated net income	6,848	23,757	-71.2%
Net income attributable to non-controlling interest	2,918	2,677	9.0%
Net income attributable to Turning Point Brands, Inc.	$3,930	$21,080	-81.4%

Comparison of the Three Months Ended September 30, 2026, to the Three Months Ended September 30, 2025

Net Sales: For the three months ended September 30, 2026, consolidated net sales increased $32.1 million, or 27.0% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the three months ended September 30, 2026, net sales in the Zig-Zag products segment decreased $6.8 million, or 15.5% compared to the prior year period. The decrease in net sales was driven primarily by declines of $3.1 million in U.S. papers and wraps, $2.9 million in our Canadian products, and $0.1 million in the Clipper lighter business. We were able to sell the majority of the Clipper inventory in the prior year and do not expect meaningful additional revenue from Clipper in future periods.

For the three months ended September 30, 2026, net sales in the Stoker’s products segment increased $38.9 million, or 52.0% compared to the prior year period. The increase in net sales was primarily driven by $37.7 million of growth in modern oral products.

Gross Profit: For the three months ended September 30, 2026, consolidated gross profit increased $14.7 million, or 20.9% compared to the prior year period. Gross profit as a percentage of net sales decreased to 56.4% for the three months ended September 30, 2026, compared to 59.2% for the three months ended September 30, 2025. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment.

For the three months ended September 30, 2026, gross profit in the Zig-Zag products segment decreased $4.0 million, or 15.6% compared to the prior year period. Gross profit as a percentage of net sales decreased to 57.4% of net sales for the three months ended September 30, 2026, from 57.5% of net sales for the three months ended September 30, 2025, driven primarily by product mix.

For the three months ended September 30, 2026, gross profit in the Stoker’s products segment increased $18.7 million, or 41.5% compared to the prior year period. Gross profit as a percentage of net sales decreased to 56.0% of net sales for the three months ended September 30, 2026, from 60.2% of net sales for the three months ended September 30, 2025, primarily driven by contribution margin from modern oral products.

Selling, General, and Administrative Expenses: For the three months ended September 30, 2026, selling, general, and administrative expenses increased $30.8 million, or 69.1% compared to the prior year period, primarily due to increased shipping and selling costs related to the increase in modern oral sales, increased salaries and benefits resulting from additional sales headcount, and higher sales and advertising expenses to support the modern oral growth in the quarter compared to the prior year period. Selling, general and administrative expenses in the three months ended September 30, 2026, included $3.2 million of expense related to PMTA, $0.9 million of stock options, restricted stock and incentives expense, $0.6 million of legal expenses incurred in connection with litigation related to an insurance claim, and $0.3 million of expense related to corporate restructuring. Selling, general and administrative expenses in the three months ended September 30, 2025, included $1.9 million of stock options, restricted stock and incentives expense, $0.5 million of expense related to PMTA, $0.4 million of legal expenses incurred in connection with litigation related to an insurance claim, $0.8 million of transaction costs, and $0.2 million of expense related to corporate restructuring.

Operating Income: For the three months ended September 30, 2026, consolidated operating income decreased $16.0 million, or 61.9% compared to the prior year period. Operating income as a percentage of net sales decreased to 6.5% of net sales for the three months ended September 30, 2026 from 21.8% of net sales for the three months ended September 30, 2025, primarily driven by increased selling, general and administrative costs.

For the three months ended September 30, 2026, operating income in the Zig-Zag products segment decreased $4.7 million, or 30.1% compared to the prior year period. Operating income as a percentage of net sales decreased to 29.2% of net sales for the three months ended September 30, 2026 from 35.3% of net sales for the three months ended September 30, 2025, primarily driven by an increase in sales and marketing costs.

For the three months ended September 30, 2026, operating income in the Stoker’s products segment decreased $7.2 million, or 24.7% compared to the prior year period. Operating income as a percentage of net sales decreased to 19.4% of net sales for the three months ended September 30, 2026 from 39.1% of net sales for the three months ended September 30, 2025, primarily driven by higher sales and marketing costs offset by margin contribution of modern oral products.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the three months ended September 30, 2026, unallocated costs were $23.1 million compared to $19.0 million in the prior year period, an increase of $4.1 million or 21.6%, primarily driven by a $2.7 million increase in costs related to PMTA and joint venture related corporate expenses.

Other Expense (Income), net: For the three months ended September 30, 2026, other expense increased $5.0 million compared to the prior year period due to an employee retention credit refund received in the prior-year period.

Interest Expense, net: For the three months ended September 30, 2026, interest expense, net increased $0.7 million or 20.1% due to interest income generated from the employee retention credit received in the prior-year period.

Investment Gain: For the three months ended September 30, 2026, investment gain decreased $0.7 million or 82.3% due to gain on the sale of an available for sale security in the prior-year period.

Income From Equity Method Investments: For the three months ended September 30, 2026, income from investments in equity securities increased $0.4 million compared to the prior year period as a result of GWO.

Income Tax Expense: Our income tax expense of $1.4 million was 17.1% of income before income taxes for the three months ended September 30, 2026. Our effective income tax rate was 21.4% for the three months ended September 30, 2025. The change in tax rate is primarily attributable to favorable discrete tax benefits related to stock-based compensation.

Net Income Attributable to Non-Controlling Interest: Net income attributable to non-controlling interest was $2.9 million and $2.7 million, respectively, for the three months ended September 30, 2026 and 2025. The increase in non-controlling interest compared to the prior year period is primarily due to higher sales volumes and improved net income of our joint venture.

Net Income Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the three months ended September 30, 2026 and 2025, was $3.9 million and $21.1 million, respectively.

Summary

The table and discussion set forth below relates to our consolidated results of continuing operations:

	Nine Months Ended September 30,
	2026	2025	% Change
Consolidated Results of Operations Data:
Net sales
Zig-Zag products	$109,379	$138,441	-21.0%
Stoker’s products	308,955	203,608	51.7%
Total net sales	418,334	342,049	22.3%
Cost of sales	171,160	145,389	17.7%
Gross profit
Zig-Zag products	64,997	74,055	-12.2%
Stoker’s products	182,177	122,605	48.6%
Total gross profit	247,174	196,660	25.7%

Selling, general, and administrative expenses	208,107	121,259	71.6%

Operating income
Zig-Zag products	30,868	47,258	-34.7%
Stoker’s products	71,749	83,515	-14.1%
Total segment operating income	102,617	130,773	-21.5%
Corporate unallocated	(63,550)	(55,372)	14.8%
Total operating income	39,067	75,401	-48.2%
Other expense (income), net	189	(4,941)	-103.8%
Interest expense, net	12,915	13,085	-1.3%
Investment loss (gain)	793	(914)	-186.8%
Income from equity method investment	(8,208)	(2,328)	252.6%
Loss on extinguishment of debt	-	1,235	-100.0%
Income before income taxes	33,378	69,264	-51.8%
Income tax expense	2,287	12,756	-82.1%
Consolidated net income	31,091	56,508	-45.0%
Net income attributable to non-controlling interest	11,896	6,553	81.5%
Net income attributable to Turning Point Brands, Inc.	$19,195	$49,955	-61.6%

Comparison of the Nine Months Ended September 30, 2026, to the Nine Months Ended September 30, 2025

Net Sales: For the nine months ended September 30, 2026, consolidated net sales increased $76.3 million, or 22.3% compared to the prior year period, driven primarily by an increase in the Stoker’s products segment.

For the nine months ended September 30, 2026, net sales in the Zig-Zag products segment decreased $29.1 million, or 21.0% compared to the prior year period. The decrease in net sales was driven primarily by declines of $15.1 million in U.S. papers and wraps, $8.1 million in the Clipper lighter business, and $4.8 million in our Canadian products. We were able to sell the majority of the Clipper inventory in the prior year and do not expect meaningful additional revenue from Clipper in future periods.

For the nine months ended September 30, 2026, net sales in the Stoker’s products segment increased $105.3 million or 51.7% compared to the prior year period. The increase in net sales was primarily driven by growth in modern oral products.

Gross Profit: For the nine months ended September 30, 2026, consolidated gross profit increased $50.5 million, or 25.7% compared to the prior year period. Gross profit as a percentage of net sales increased to 59.1% for the nine months ended September 30, 2026, compared to 57.5% for the nine months ended September 30, 2025. The overall increase in gross profit was driven by increases in net sales in the Stoker's products segment, margin contribution from modern oral products and $12.3 million reduction in cost of sales as a result of tariff refunds.

For the nine months ended September 30, 2026, gross profit in the Zig-Zag products segment decreased $9.1 million, or 12.2% compared to the prior year period. Gross profit as a percentage of net sales increased to 59.4% of net sales for the nine months ended September 30, 2026, from 53.5%of net sales for the nine months ended September 30, 2025, driven primarily by product mix, and $2.4 million reduction in cost of sales as a result of tariff refunds.

For the nine months ended September 30, 2026, gross profit in the Stoker’s products segment increased $59.6 million, or 48.6% compared to the prior year period. Gross profit as a percentage of net sales decreased to 59.0% of net sales for the nine months ended September 30, 2026, from 60.2% of net sales for the nine months ended September 30, 2025, primarily driven by net sales growth and margin contribution from modern oral products, partially offset by a $9.9 million reduction in cost of sales as a result of tariff refunds.

Selling, General, and Administrative Expenses: For the nine months ended September 30, 2026, selling, general, and administrative expenses increased $86.8 million, or 71.6% compared to the prior year period primarily due to increased shipping and selling costs related to the increase in modern oral sales, increased salaries and benefits resulting from additional sales headcount, and higher sales and advertising expenses in the current year period compared to the prior year period. Selling, general and administrative expenses in the nine months ended September 30, 2026, included $6.6 million of expense related to PMTA, $6.6 million of stock options, restricted stock and incentives expense, $1.5 million of legal expenses incurred in connection with litigation related to an insurance claim, and $0.5 million of expense related to corporate restructuring. Selling, general and administrative expenses in the nine months ended September 30, 2025, included $3.7 million of expense related to PMTA, $5.2 million of stock options, restricted stock and incentives expense, $1.6 million of transaction costs, and $0.2 million of expense related to the implementation of the new ERP and CRM systems, $0.9 million of legal expenses incurred in connection with litigation connected to an insurance claim, and $0.8 million of elevated non-recurring outbound freight costs due to the ERP transition.

Operating Income: For the nine months ended September 30, 2026, consolidated operating income decreased $36.3 million, or 48.2% compared to the prior year period. Operating income as a percentage of net sales decreased to 9.3% of net sales for the nine months ended September 30, 2026 from 22.0% of net sales for the nine months ended September 30, 2025, primarily driven by increased selling, general and administrative costs, partially offset by $12.3 million reduction in cost of sales as a result of tariff refunds.

For the nine months ended September 30, 2026, operating income in the Zig-Zag products segment decreased $16.4 million, or 34.7% compared to the prior year period. Operating income as a percentage of net sales decreased to 28.2% of net sales for the nine months ended September 30, 2026 from 34.1% of net sales for the nine months ended September 30, 2025, primarily driven by an increase in sales and marketing costs offset by improved margins on product mix and $2.4 million reduction in cost of sales as a result of tariff refunds.

For the nine months ended September 30, 2026, operating income in the Stoker’s products segment decreased $11.8 million, or 14.1% compared to the prior year period. Operating income as a percentage of net sales decreased to 23.2% of net sales for the nine months ended September 30, 2026 from 41.0% of net sales for the nine months ended September 30, 2025, primarily driven by higher sales and marketing costs and margin contribution of modern oral products offset by $9.9 million reduction in cost of sales as a result of tariff refunds.

Included in consolidated operating income are costs of the Company which are not assigned to one of the two reportable segments and include: (i) corporate overhead expense, including executive management, finance, legal and information technology salaries, and professional services, such as audit, external legal costs and information technology services, as well as (ii) costs related to the FDA premarket tobacco product application. For the nine months ended September 30, 2026, unallocated costs were $63.6 million compared to $55.4 million in the prior year period, an increase of $8.2 million or 14.8%, primarily driven by joint venture related corporate expenses and a $2.9 million increase in costs related to PMTA.

Other Expense (Income), net: For the nine months ended September 30, 2026, other expense increased $5.1 million as a result of an employee retention credit refund received in the prior-year period.

Interest Expense, net: For the nine months ended September 30, 2026, interest expense, net decreased $0.2 million or 1.3%  primarily due to an increase in interest income as a result of interest of $0.6 million received on the tariff refund.

Investment Loss (Gain): For the nine months ended September 30, 2026, investment loss was $0.8 million compared to investment income of $0.9 million in the prior-year period, primarily due to a non-cash valuation adjustment during the period.

Income From Equity Method Investments: For the nine months ended September 30, 2026, income from investments in equity securities increased $5.9 million compared to the prior year period primarily as a result of GWO.

Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the nine months ended September 30, 2026. Loss on extinguishment of debt for the nine months ended September 30, 2025 was $1.2 million as a result of the redemption of the 2026 Notes in February 2025.

Income Tax Expense: Our income tax expense of $2.3 million was 6.9% of income before income taxes for the nine months ended September 30, 2026. Our effective income tax rate was 18.4% for the nine months ended September 30, 2025. The change in tax rate is primarily attributable to the release of a valuation allowance on deferred tax assets in the current year period.

Net Income Attributable to Non-Controlling Interest: Net income attributable to non-controlling interest was $11.9 million and $6.6 million, respectively, for the nine months ended September 30, 2026 and 2025. The increase in non-controlling interest compared to the prior year period is primarily due to higher sales volumes and improved net income of our joint venture as well as tariff refunds related to products sold through our joint venture company.

Net Income Attributable to Turning Point Brands, Inc.: Due to the factors described above, net income attributable to Turning Point Brands, Inc. for the nine months ended September 30, 2026 and 2025, was $19.2 million and $50.0 million, respectively.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to Turning Point Brands, Inc.	$3,930	$21,080	$19,195	$49,955
Add:
Interest expense, net	4,346	3,653	13,303	13,194
Loss on extinguishment of debt	-	-	-	1,235
Income tax expense	1,698	6,694	3,180	12,978
Depreciation expense	1,075	814	2,808	2,484
Amortization expense	1,456	1,132	4,170	3,003
EBITDA	$12,505	$33,373	$42,656	$82,849
Components of Adjusted EBITDA
Corporate restructuring (a)	268	233	499	233
Stock based compensation (b)	920	1,884	6,559	5,176
Transactional expenses and strategic initiatives (c)	164	820	403	1,566
Non-recurring legal (d)	649	437	1,469	941
FDA PMTA (e)	3,151	482	6,611	3,724
Mark-to-market loss (gain) on Canadian inter-company note (f)	88	(10)	569	(360)
Manufacturing start-up costs (g)	593	-	1,844	-
Honorarium (h)	63	255	189	255
Tariff adjustment (i)	-	-	(2,572)	-
Non-cash asset impairment (j)	-	-	1,307	908
Gain on investment (k)	-	(678)	-	(1,392)
ERC refund (l)	-	(5,451)	-	(5,451)
Non-recurring freight (m)	-	-	-	837
ERP/CRM (n)	-	-	-	211
Adjusted EBITDA	$18,401	$31,345	$59,534	$89,497

(a)	Represents costs associated with corporate restructuring, including severance and early retirement.
(b)	Represents non-cash stock options, restricted stock, PRSUs, etc.
(c)	Represents the fees incurred for transaction expenses.
(d)	Represents legal expenses incurred in connection with litigation related to an insurance claim.
(e)	Represents costs associated with applications related to FDA premarket tobacco production application ("PMTA").
(f)	Represents a mark-to-market loss (gain) attributable to foreign exchange fluctuation.
(g)	Represents non-recurring expenses incurred during the start-up of manufacturing lines.
(h)	Represents an honorarium gift included in other expense, net.
(i)	Represents adjustment to current period costs of goods sold to exclude tariffs subject to refund or refunded.
(j)	Represents impairment of investment assets.
(k)	Represents gain on investments.
(l)	Represents an employee retention credit refund received included in other expense (income), net.
(m)	Represents elevated non-recurring outbound freight costs due to ERP transition.
(n)	Represents costs associated with scoping and mobilization of new ERP and CRM systems and cost of duplicative ERP licenses.

Liquidity and Capital Resources

As of September 30, 2026, we have $251.3 million of cash on hand and $71.5 million of availability under the 2023 ABL Facility. We have no borrowings outstanding under our 2023 ABL Facility as of September 30, 2026. Our principal uses for cash are working capital, debt service, and capital expenditures.

Our adjusted working capital, which we define as current assets less cash and current liabilities, increased $25.3 million compared to the prior year end. The increase in working capital is primarily the result of a $31.4 million increase in inventory and a $2.5 million increase in other current assets, partially offset by a decrease of $1.6 million in accounts receivable, and an increase of $6.9 million in accounts payable. With our strong cash balance, free cash flow generation and borrowing availability under the 2023 ABL Facility, we expect to have ample liquidity to satisfy our operating cash requirements for the foreseeable future.

	September 30,	December 31,
(in thousands)	2026	2025

Current assets	$226,713	$194,390
Current liabilities	82,000	75,007
Adjusted working capital	$144,713	$119,383

Cash Flows from Continuing Operations

Our cash flows from continuing operations as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

(in thousands)	Nine Months Ended
	September 30,
Cash provided by (used in):	2026	2025
Operating activities	$9,449	$32,515
Investing activities	$(22,271)	$(28,384)
Financing activities	$41,199	$148,250

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $9.4 million, a decrease of $23.1 million compared to the prior year period. The decrease is primarily due to a $1.8 million decrease in working capital and a $31.5 million decrease in net income, net of non-cash items, partially offset by, $10.3 million in other assets. The primary drivers of non-cash items were a $2.3 million decrease in deferred income tax expense, a $5.9 million increase in income from equity method investment,  $1.7 million increase in loss on investments, $1.4 million increase in stock compensation expense and a $1.2 million decrease in loss on extinguishment of debt compared to the prior year period. The decrease in cash from working capital compared to the prior year period was primarily driven by the timing of payments.

Cash Flows used in Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $22.3 million, a decrease of $6.1 million due to a $3.1 million decrease in capital expenditures, $1.3 million decrease in payment for equity method investments, $2.1 million decrease in purchases of investments and a  $1.0 million decrease in purchase of option agreement, partially offset by a decrease in proceeds from sale of investments.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $41.2 million, a decrease of $107.1 million compared to the prior year period, primarily due to a decrease of equity offering proceeds of $38.0 million, a decrease of $42.7 million related to the February 2025 issuance of the 2032 Notes, a $2.5 million increase in tax distributions, an $11.0 million decrease in the 2025 Interchange subscription proceeds, a $10.0 million increase in cost of repurchased common stock, and $2.1 million related to stock compensation activity.

Dividends, Share Issuances, and Share Repurchases

A dividend of $0.08 per common share was paid on October 9, 2026, to shareholders of record at the close of business on September 18, 2026.

On February 25, 2020, our Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On November 4, 2025, the Company’s Board of Directors increased the share repurchase authorization to an aggregate amount of $200.0 million. The program is subject to the ongoing discretion of the Board of Directors, and the Board of Directors has increased it periodically. For the three and nine months ended September 30, 2026, the total number of shares repurchased was 167,161 for a total cost of $10.0 million and an average price per share of $59.82. Certain of our treasury shares are held by a subsidiary. As of September 30, 2026, there was $190.0 million in remaining repurchase authority under the plan.

The Company entered into an at-the-market offering program (the "ATM Program") on December 13, 2024, with B. Riley Securities Inc. and Barclays Capital Inc. The Company filed an amendment to the prospectus supplement on November 2, 2025 to increase the aggregate dollar amount of shares of common stock that it may sell under the ATM Program by an additional $200.0 million. During the quarter ended June 30, 2026, the Company sold 672,884 shares of our Common Stock under the ATM Program at an average selling price of $90.30 per share for gross proceeds of $60.8 million, less sales agents' commissions and expenses of approximately $1.2 million, for net proceeds of $59.6 million. The shares were issued from repurchased common stock on a first in first out basis. The Company recorded the gain, corresponding to the difference in between the reacquisition cost of treasury stock and the value of treasury stock reissued, into APIC within the Consolidated Statements of Changes in Stockholders' Equity. As of September 30, 2026, there was $139.2 million of capacity remaining under the ATM Program.

Long-Term Debt

Notes payable and long-term debt consisted of the following at September 30, 2026 and December 31, 2025, in order of preference:

	September 30,	December 31,
	2026	2025
2032 Notes	$300,000	$300,000
Less deferred financing costs	(5,595)	(6,375)
Notes payable and long-term debt	$294,405	$293,625

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

The 2032 Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to: (i) grant or incur liens; (ii) incur, assume or guarantee additional indebtedness; (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (iv) make certain investments; (v) pay dividends, make distributions or redeem or repurchase capital stock; (vi) engage in certain transactions with affiliates; and (vii) consolidate or merge with or into, or sell substantially all of our assets to another entity. These covenants are subject to several limitations and exceptions set forth in the 2032 Notes Indenture. For instance, the Company is generally permitted to make restricted payments, including the payment of dividends to shareholders, provided that, at the time of payment, or as a result of payment, the Company is not in default on its debt covenants; however, there are earnings and market capitalization requirements that if not met could limit the aggregate amount of quarterly dividends payable during a fiscal year. The 2032 Notes Indenture provides for customary events of default. The Company was in compliance with all covenants under the 2032 Notes as of September 30, 2026.

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

The Company has not drawn any borrowings under the 2023 ABL Facility but has letters of credit of approximately $2.3 million outstanding under the facility and has an available borrowing capacity of $71.5 million based on the borrowing base as of September 30, 2026.

The Company incurred debt issuance costs attributable to the 2023 ABL Facility of $2.6 million which are amortized to interest expense using the straight-line method over the expected life of the 2023 ABL Facility.

Additional Information with Respect to Unrestricted Subsidiaries

Under the terms of the 2032 Notes, and the 2026 Notes that were redeemed with proceeds from the February 2025 issuance of the 2032 Notes, the Company designated certain of its subsidiaries as “Unrestricted Subsidiaries”, including Interchange Partners LLC, Intrepid Brands, LLC, and Turning Point Brands (Canada), Inc. The Company is required under the terms of the indenture governing the 2032 Notes to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company’s Unrestricted Subsidiaries as of and for the periods presented. This additional information is presented below.

Income Statements for the three and nine months ended September 30, 2026 and 2025 (unaudited):

	Three Months Ended September 30,
	2026			2025
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$87,660	$63,436	$151,096	$97,714	$21,265	$118,979
Cost of sales	45,729	20,192	65,921	40,414	8,138	48,552
Gross profit	41,931	43,244	85,175	57,300	13,127	70,427
Selling, general, and administrative expenses	45,212	30,093	75,305	36,170	8,372	44,542
Other operating income	-	-	-	-	-	-
Operating income	(3,281)	13,151	9,870	21,130	4,755	25,885
Other expense, net	-	63	63	(4,941)	-	(4,941)
Interest expense (income), net	4,322	(81)	4,241	3,905	(374)	3,531
Investment (gain) loss	(145)	-	(145)	(139)	(678)	(817)
(Income) loss from equity method investment	(2,551)	-	(2,551)	(2,147)	30	(2,117)
Income before income taxes	(4,907)	13,169	8,262	24,452	5,777	30,229
Income tax (benefit) expense	(840)	2,254	1,414	5,235	1,237	6,472
Consolidated net income	(4,067)	10,915	6,848	19,217	4,540	23,757
Net income (loss) attributable to non-controlling interest	(3,750)	6,668	2,918	444	2,233	2,677
Net income attributable to Turning Point Brands, Inc.	$(317)	$4,247	$3,930	$18,773	$2,307	$21,080

	Nine Months Ended September 30,
	2026			2025
	Company and			Company and
	Restricted	Unrestricted		Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated	Subsidiaries	Subsidiaries	Consolidated
Net sales	$253,686	$164,648	$418,334	$289,945	$52,104	$342,049
Cost of sales	106,289	64,871	171,160	124,723	20,666	145,389
Gross profit (loss)	147,397	99,777	247,174	165,222	31,438	196,660
Selling, general, and administrative expenses	132,739	75,368	208,107	103,440	17,819	121,259
Operating income	14,658	24,409	39,067	61,782	13,619	75,401
Other (income) expense, net	-	189	189	(4,941)	-	(4,941)
Interest expense (income), net	12,873	42	12,915	14,001	(916)	13,085
Investment (gain) loss	868	(75)	793	(236)	(678)	(914)
Income from equity method investment	(8,029)	(179)	(8,208)	(2,395)	67	(2,328)
Loss on extinguishment of debt	-	-	-	1,235	-	1,235
Income before income taxes	8,946	24,432	33,378	54,118	15,146	69,264
Income tax expense	613	1,674	2,287	9,967	2,789	12,756
Consolidated net income	8,333	22,758	31,091	44,151	12,357	56,508
Net (loss) income attributable to non-controlling interest	-	11,896	11,896	187	6,366	6,553
Net income attributable to Turning Point Brands, Inc.	$8,333	$10,862	$19,195	$43,964	$5,991	$49,955

Balance Sheet as of September 30, 2026 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$210,709	$40,581	$-	$251,290
Accounts receivable, net	17,096	13,524	(6,460)	24,160
Inventories	118,838	21,037	(495)	139,380
Other current assets	47,941	16,270	(1,038)	63,173
Total current assets	394,584	91,412	(7,993)	478,003
Property, plant, and equipment, net	39,551	930	-	40,481
Right of use assets	14,885	-	-	14,885
Deferred financing costs, net	697	-	-	697
Goodwill	128,697	7,142	-	135,839
Other intangible assets, net	62,783	331	-	63,114
Master Settlement Agreement (MSA) escrow deposits	28,902	-	-	28,902
Other assets	67,015	77,020	(59,305)	84,730
Investment in unrestricted subsidiaries	-	21,521	(21,521)	-
Total assets	$737,114	$198,356	$(88,819)	$846,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,993	$11,781	$(6,460)	$27,314
Accrued liabilities	(719)	56,417	(1,012)	54,686
Total current liabilities	21,274	68,198	(7,472)	82,000
Deferred tax liabilities, net	10,493	-	-	10,493
Notes payable and long-term debt	298,314	55,396	(59,305)	294,405
Other long-term liabilities	-	-	-	-
Lease liabilities	10,088	-	-	10,088
Total liabilities	340,169	123,594	(66,777)	396,986

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	396,945	47,971	(22,042)	422,874
Non-controlling interest	-	26,791	-	26,791
Total stockholders’ equity	396,945	74,762	(22,042)	449,665
Total liabilities and stockholders’ equity	$737,114	$198,356	$(88,819)	$846,651

Balance Sheet as of December 31, 2025:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$179,344	$43,416	$-	$222,760
Accounts receivable, net	23,335	2,391	-	25,726
Inventories, net	103,408	4,581	-	107,989
Other current assets	55,515	5,160	-	60,675
Total current assets	361,602	55,548	-	417,150
Property, plant, and equipment, net	36,107	140	-	36,247
Right of use assets	14,480	-	-	14,480
Deferred financing costs, net	1,180	-	-	1,180
Goodwill	136,097	-	-	136,097
Other intangible assets, net	64,042	-	-	64,042
Master Settlement Agreement (MSA) escrow deposits	29,887	-	-	29,887
Other assets	48,810	15,857	-	64,667
Investment in unrestricted subsidiaries	-	11,069	(11,069)	-
Total assets	$692,205	$82,614	$(11,069)	$763,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,857	$8,563	$-	$20,420
Accrued liabilities	10,651	43,936	-	54,587
Total current liabilities	22,508	52,499	-	75,007
Deferred tax liabilities, net	8,289	-	-	8,289
Notes payable and long-term debt	293,625	-	-	293,625
Other long-term liabilities	4,138	-	-	4,138
Lease liabilities	10,708	-	-	10,708
Total liabilities	339,268	52,499	-	391,767

Commitments and contingencies

Stockholders’ equity:
Total Turning Point Brands, Inc. Stockholders’ Equity/Net parent investment in unrestricted subsidiaries	351,576	13,797	(11,069)	354,304
Non-controlling interest	1,361	16,318	-	17,679
Total stockholders’ equity	352,937	30,115	(11,069)	371,983
Total liabilities and stockholders’ equity	$692,205	$82,614	$(11,069)	$763,750

Off-balance Sheet Arrangements

At September 30, 2026 and December 31, 2025 we had no foreign currency contracts outstanding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

During the three months ended September 30, 2026, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2025 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2025 Annual Report on Form 10-K filed with the SEC.

Credit Risk

During the nine months ended September 30, 2026, there have been no material changes in our exposure to credit risk, as reported within our 2025 Annual Report on Form 10-K. Please refer to our ‘Quantitative and Qualitative Disclosures about Market Risk’ included in our 2025 Annual Report on Form 10-K filed with the SEC.

Interest Rate Sensitivity

In February 2025, we issued the 2032 Notes in an aggregate principal amount of $300.0 million. We carry the 2032 Notes at face value. Since the 2032 Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Our remaining debt instrument is the 2023 ABL Facility, which as of September 30, 2026 and the filing date of this report had no borrowings outstanding.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP; (3) provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2020, the Company’s Board of Directors approved a $50.0 million share repurchase program, which is intended for opportunistic execution based upon a variety of factors including market dynamics. On November 4, 2025, the Company’s Board of Directors increased the share repurchase authorization to an aggregate amount of $200.0 million. The program is subject to the ongoing discretion of the Board of Directors, and the Board of Directors has increased it periodically. As of September 30, 2026 there was $190.0 million in authority to repurchase shares under the plan. This share repurchase program has no expiration date and is subject to the ongoing discretion of the Board of Directors. All repurchases to date under our stock repurchase programs have been made through open market transactions, but in the future, we may also purchase shares through privately negotiated transactions or 10b5-1 repurchase plans.

The following table includes information regarding purchases of our common stock made by us during the three months ended September 30, 2026 in connection with the repurchase program described above.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
July 1 to July 31	-	$-	-	$200,000,000
August 1 to August 31	-	$-	-	$200,000,000
September 1 to September 30	167,161	$59.82	167,161	$190,000,000
Total	167,161	59.82	167,161

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.   Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of David Glazek.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Andrew Flynn.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Brian Wigginton.*

32.1	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

XBRL (eXtensible Business Reporting Language). The following materials from Turning Point Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on November 9, 2026, formatted in Inline XBRL (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of changes in stockholders' equity, and (vi) the notes to consolidated financial statements.*

104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).*

*	Filed or furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURNING POINT BRANDS, INC.

By: /s/ David Glazek
Name:	David Glazek
Title: Chief Executive Officer

By: /s/ Andrew Flynn
Name:	Andrew Flynn
Title: Chief Financial Officer

By: /s/ Brian Wigginton
Name:	Brian Wigginton
Title: Chief Accounting Officer

Date: November 9, 2026